Form 10-Q
period 1996-03-31
COOPER CAMERON CORP
filed 1996-05-13
CIK 941548

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number                                1-13884
                       ---------------------------------------------------------

                          Cooper Cameron Corporation
- - --------------------------------------------------------------------------------
                   (Exact Name of Registrant in its Charter)

           Delaware                                  76-0451843
- - --------------------------------------------------------------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer
 Incorporation or Organization)                  Identification No.)

515 Post Oak Blvd., Suite 1200, Houston, Texas         77027
- - --------------------------------------------------------------------------------
   (Address of Principal Executive Offices)          (Zip Code)


                                 713/513-3300
- - --------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


                                      N/A
- - --------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes     X                               No
                   ---                                   ---


Number of shares outstanding of issuer's common stock as of April 30, 1996 was 25,179,358.

                         PART I - FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                           COOPER CAMERON CORPORATION
                       CONSOLIDATED RESULTS OF OPERATIONS


                                                            Three Months Ended
                                                                 March 31,
                                                             -----------------
(dollars in millions, except per share data)                   1996     1995
                                                             -------  --------
REVENUES....................................................  $280.6   $254.6
                                                              ------   ------

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization)..   205.9    201.5
Depreciation and amortization...............................    15.2     17.4
Selling and administrative expenses.........................    44.4     40.1
Interest expense............................................     4.2      6.0
                                                              ------   ------

                                                               269.7    265.0
                                                              ------   ------

   Income (loss) before income taxes........................    10.9    (10.4)

Income tax (provision) benefit..............................    (3.2)     6.1
                                                              ------   ------

Net income (loss)...........................................  $  7.7   $ (4.3)
                                                              ======   ======

Earnings (loss) per share...................................  $  .29   $ (.17)
                                                              ======   ======



        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                 March 31,   December 31,
(dollars in millions, except shares and per share data)             1996         1995
                                                                 ----------  -------------
ASSETS
Cash and cash equivalents......................................   $   11.2       $   12.1
Receivables, net...............................................      203.5          192.2
Inventories, net...............................................      317.8          308.5
Other..........................................................       14.6           16.0
                                                                  --------       --------
        Total current assets...................................      547.1          528.8
                                                                  --------       --------

Plant and equipment, at cost...................................      683.2          675.4
Less:  accumulated depreciation................................     (344.8)        (328.8)
Intangibles....................................................      408.3          412.1
Less:  accumulated amortization................................     (180.6)        (178.9)
Other assets...................................................       26.5           26.8
                                                                  --------       --------

                TOTAL ASSETS...................................   $1,139.7       $1,135.4
                                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long-term debt...........................   $   39.6       $   29.7
Accounts payable and accrued liabilities.......................      296.5          284.0
Accrued income taxes...........................................        5.0            3.0
                                                                  --------       --------
        Total current liabilities..............................      341.1          316.7
                                                                  --------       --------

Long-term debt.................................................      217.4          234.8
Postretirement benefits other than pensions....................      102.0          103.4
Deferred income taxes..........................................       22.6           22.1
Other long-term liabilities....................................       34.9           34.8
                                                                  --------       --------
        Total liabilities......................................      718.0          711.8
                                                                  --------       --------

Stockholders' Equity:
    Common stock, par value $.01 per share, 75,000,000 shares
        authorized, 25,146,232 shares issued and outstanding...         .3             .3
    Capital in excess of par value.............................      418.7          418.7
    Translation component and minimum pension liability........       16.3           25.9
    Retained deficit...........................................      (13.6)         (21.3)
                                                                  --------       --------
            Total stockholders' equity.........................      421.7          423.6
                                                                  --------       --------

                TOTAL LIABILITIES AND STOCKHOLDERS'
                    EQUITY.....................................   $1,139.7       $1,135.4
                                                                  ========       ========


        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Three Months Ended
                                                                                   March 31,
                                                                              ------------------
(dollars in millions)                                                          1996      1995(1)
                                                                              -------   --------

Cash flows from operating activities:
    Net income (loss).......................................................  $  7.7    $   (4.3)
    Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
            Depreciation....................................................    11.8        10.8
            Amortization....................................................     3.4         6.6
            Allocation of interest and general and administrative expenses
                from Cooper Industries, Inc. (net of tax)...................       -         4.7
            Deferred income taxes...........................................     (.3)       (8.1)
            Changes in assets and liabilities, net of translation and
                other non-cash activity:
                   Receivables..............................................   (13.3)       (4.7)
                   Inventories..............................................   (12.9)      (18.5)
                   Accounts payable and accrued liabilities.................    16.0         9.3
                   Other assets and liabilities, net........................      .3        (8.0)
                                                                              ------    --------

                      Net cash provided by (used for) operating activities..    12.7       (12.2)
                                                                              ------    --------

Cash flows from investing activities:
    Capital expenditures....................................................    (6.1)      (14.1)
    Proceeds from sales of plant and equipment..............................      .1         2.9
                                                                              ------    --------

                      Net cash used for investing activities................    (6.0)      (11.2)
                                                                              ------    --------

Cash flows from financing activities:
    Net loan repayments.....................................................    (7.5)          -
    Transferred from Cooper Industries, Inc.................................       -        22.9
                                                                              ------    --------

                      Net cash (used for) provided by financing activities..    (7.5)       22.9
                                                                              ------    --------

Effect of translation on cash...............................................     (.1)         .5
                                                                              ------    --------

Decrease in cash and cash equivalents.......................................     (.9)          -
                                                                              ------    --------

Cash and cash equivalents, beginning of period..............................    12.1           -
                                                                              ------    --------

Cash and cash equivalents, end of period....................................  $ 11.2   $       -
                                                                              ======   =========

(1) Revised for consistency with the full year 1995 presentation in the Annual Report to Stockholders.


        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Adjustments

    The financial information presented as of March 31, 1996 and for the three-month periods ended March 31, 1996 and 1995 has been prepared from the books and records without audit. Financial information as of December 31, 1995 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. However, the Company's results for the three months ended March 31, 1995 reflect an allocation of interest expense and certain general and administrative costs and other items from its former parent Cooper Industries, Inc. ("Cooper"). As a consequence, the information presented is not necessarily indicative of the results of operations or financial position that the Company would have achieved had it been a separate stand-alone company during the three months ended March 31, 1995. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.


Note 2.  Change in Accounting Policies

    Effective January 1, 1996, the Company adopted the provisions of Financial Accounting Standards Board Statements No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of) and No. 123 (Accounting for Stock-Based Compensation). Since the Company's previous policy for the evaluation of long-lived assets was more conservative than the approach required under SFAS No. 121, there was no effect on the Company at the time of adopting this new standard. As permitted by SFAS No. 123, the Company will continue to follow existing accounting requirements for stock options and stock-based awards and will not change its current method of measuring compensation expense to the method contained in SFAS No. 123. The pro forma disclosures required by SFAS No. 123 will be included in the Company's year end 1996 consolidated financial statements.


Note 3.  Acquisitions and Divestitures

    During the first quarter of 1996, the Company completed the divestiture of the Cameron division's foundry located in Richmond, Texas. The loss on this sale was fully reserved during 1995.

    On April 1, 1996, the Company announced that it had reached a definitive agreement to acquire the assets and assume certain liabilities of Ingram Cactus Company, headquartered in Houston, Texas, for approximately $100 million in cash. The purchase will be financed through additional borrowings under the Company's long-term Credit Agreement. The Company has made the necessary filings with the appropriate governmental agencies and is currently awaiting approval. Ingram Cactus had 1995 revenues of approximately $105 million and EBITDA (earnings before interest, taxes, depreciation and amortization) of $15 million.


Note 4.  Inventories

                                                     March 31,   December 31,
(dollars in millions)                                   1996         1995
                                                     ----------  -------------

Raw materials......................................    $  53.5        $  56.4
Work-in-process....................................      170.2          147.8
Finished goods, including parts and subassemblies..      233.9          242.3
Perishable tooling and supplies....................        3.8            3.8
                                                       -------        -------
                                                         461.4          450.3

Excess of current standard costs over LIFO costs...     (102.8)        (101.5)
Allowance for obsolete and slow-moving inventory...      (40.8)         (40.3)
                                                       -------        -------

Net inventories....................................    $ 317.8        $ 308.5
                                                       =======        =======


Note 5.  Long-term Debt

          At March 31, 1996, the Company has classified $39.6 million of its outstanding indebtedness as current based on the scheduled maturities of its Credit Facility term loans during the next twelve months. Other amounts borrowed, which by their terms represent current liabilities, have been reclassified to long-term debt reflecting the Company's intention and ability to refinance such amounts under its long-term Credit Agreement.


Note 6.  Earnings (Loss) Per Share

          Earnings (loss) per share for the three-month period ended March 31, 1995 has been calculated on a pro forma basis as if 25 million shares of the Company's common stock were outstanding during that period. The first quarter 1996 earnings per share was calculated utilizing the 26.1 million weighted average number of common shares and common share equivalents outstanding for the three-month period ended March 31, 1996.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

       Certain of the comments which follow represent forward looking information with respect to the Company's future results of operations and its related capital resources and financial condition. The Company relies on a variety of internal and external information as well as management judgment in order to develop such forward looking information. Because of the inherent limitations in this process, as well as the relatively volatile nature of the industry in which the Company operates, there can be no assurance that this forward looking information will in fact occur. Accordingly, evaluation of the future prospects of the Company must be made with caution when relying on this forward looking information.

FIRST QUARTER 1996 COMPARED TO FIRST QUARTER 1995

       Cooper Cameron Corporation had net income of $7.7 million, or $.29 per share, for the first quarter of 1996 compared to a net loss of $4.3 million, or $.17 per share on a pro forma basis, for the first quarter of 1995. This $12.0 million improvement in net income was largely the result of improved results in the Petroleum Production Equipment segment, now comprised solely of the Company's Cameron Division since the fourth quarter 1995 sale of the Wheeling Machine Products Division. Also, affecting the net income comparison is an estimated full year 1996 effective tax rate of 30% applied to first quarter income before taxes, compared to an estimated full year effective tax rate of 59% that was applied to the first quarter 1995's loss before taxes.

REVENUES

       Revenues for the first quarter of 1996 totaled $280.6 million, an increase of 10% from $254.6 million in the first quarter of 1995. Approximately 90% of this improvement occurred in the Petroleum Production Equipment segment and 10% in the Compression and Power Equipment segment.

       The Petroleum Production Equipment segment's revenues of $171.3 million represented an increase of 16% over the $147.8 million in the first quarter of 1995. (The first quarter of 1995 included revenues of $3.6 million related to the Wheeling Machine Products Division which was sold during the fourth quarter of 1995.) The revenue increase reflected the continuing improvement in general market conditions driven by increasing oil and natural gas prices. Additionally, shipments associated with several large development and production projects in the North Sea and the Gulf of Mexico contributed to the higher revenue level.

       Order activity for this segment in the first quarter of 1996 totaled $162.1 million, a decline of 27% from the same period in 1995 due primarily to two large orders totaling in excess of $70 million that were received in the first quarter of 1995 for subsea projects in the North Sea. Although no major subsea project orders were received in the first quarter of 1996, the market is very active, and several North Sea and Gulf of Mexico projects are currently expected to generate orders during 1996.

       Revenues for the Compression and Power Equipment segment of $109.3 million increased 2% from $106.8 million in the first quarter of 1995. This improvement was the result of continued strong demand for centrifugal air compressors in both the air separation and industrial air compressor applications. Shipments of these products increased by $7.0 million. Offsetting a portion of this improvement were weak shipments of natural gas compression equipment in the North American market. Demand for this equipment started improving in the fourth quarter of 1995 and continued during the first quarter of 1996 as natural gas prices continued an upward trend. The manufacturing lead times, however, are such that an increase in revenue will not be realized until later in the year. Additionally, the increase in international gas turbine and compressor project orders that began late in the third quarter of 1995 will not have a significant effect on revenues until the second half of 1996. Incoming orders for this segment were $126.4 million in the first quarter of 1996, an increase of 27% from the first quarter of 1995.

COSTS AND EXPENSES

       Cost of sales (exclusive of depreciation and amortization) of $205.9 million in the first quarter of 1996 increased by $4.4 million, or 2%, compared with $201.5 million in the same period of 1995. This increase is attributable to the previously discussed revenue improvements partially offset by several other factors. Within the Petroleum Production Equipment segment, the gross margin percent (defined as revenues less cost of sales as a percentage of revenues) increased to 27.4% in the first quarter of 1996 from 19.7% in the first quarter of 1995. This improvement was the result of some firming in prices, several very low margin projects shipped in the first quarter of 1995 that did not recur in 1996, and other cost reduction programs within the Cameron operations. For the Compression and Power Equipment segment, the gross margin percent increased from 22.5% in the first quarter of 1995 to 25.4% in the first quarter of 1996. This improvement resulted from a mix of shipments heavier in higher margin aftermarket business and lower in relatively lower margin units, and higher production levels related to the increased orders in recent quarters resulting in more absorption of various manufacturing costs that are relatively fixed during the short-term.

       Selling and administrative expenses increased by $4.3 million, from $40.1 million in the first quarter of 1995 to $44.4 million in the first quarter of 1996. However, as a percentage of revenues, selling and administrative costs were virtually unchanged. The increase in costs was primarily the result of the effects of inflation, a higher level of those costs, such as agent's commissions, which vary with revenue levels, greater first quarter 1996 corporate expenses than those allocated from Cooper in the first quarter of 1995, and a concerted emphasis on marketing, particularly in the Petroleum Production Equipment segment.

       Reflecting the various factors discussed above, EBITDA (defined as earnings before interest, taxes, depreciation and amortization) was $30.3 million in the first quarter of 1996, an increase of $17.3 million from the first quarter of 1995, with $15.7 million of the improvement in the Petroleum Production Equipment segment and $2.0 million in the Compression and Power Equipment segment.

       Depreciation and amortization expense decreased by $2.2 million, from $17.4 million in the first quarter of 1995 to $15.2 million in the first quarter of 1996. This decline is primarily due to the effect on goodwill amortization of the $441.0 million goodwill write-off recorded in the second quarter of 1995, partially offset by the effect of normal capital additions as well as several other changes affecting depreciation expense that were initiated in the second quarter of 1995.

       Interest expense decreased by $1.8 million, or 30%, from $6.0 million in the first quarter of 1995 to $4.2 million in the first quarter of 1996. This decline was the result of a lower average debt level as well as a somewhat lower average interest rate. During the first two quarters of 1995 debt was constant at the $375.0 million allocated from Cooper. Debt has been reduced to $257.0 million as of March 31, 1996.

       Income taxes increased from a credit of $6.1 million in the first quarter of 1995 to expense of $3.2 million in the first quarter of 1996. The Company's estimated 1996 effective tax rate is 30% compared to a 59% estimated effective tax rate in the first quarter of 1995. The difference in these rates reflects not only a reduction in the amount of non-deductible goodwill for 1996 versus 1995 due to the goodwill write-off in the second quarter of 1995, but also anticipated earnings versus 1995 losses in the Company's United Kingdom operation with no tax expense being provided on such earnings because of tax loss carryforwards recorded in prior years.

CASH FLOW, LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

       During the first quarter of 1996, the Company generated $12.7 million of cash from operations. This positive cash flow combined with a $.9 million reduction in cash on hand was utilized to reduce long-term debt by $7.5 million and to pay for $6.1 million of capital expenditures during the quarter. Because of the cyclical nature of the industry in which the Company competes and the long time period from when a large equipment order is first received until the product can be manufactured, delivered and the receivable collected, the Company's liquidity is susceptible to fairly large swings in relatively short periods of time. At present, the Company does not anticipate further reductions in debt during 1996 and may well have an operations related increase in debt in addition to the additional borrowing described below.

       As described further in Note 3 of the Notes to Consolidated Financial Statements, the Company, assuming consummation of the transaction, expects to fund the purchase of Ingram Cactus Company through additional borrowings of approximately $100 million later in the year. Based on debt and equity levels at March 31, 1996, this additional borrowing would have increased the Company's debt to capitalization ratio from the current rate of 38% to approximately 46%. Although a 46% rate is higher than what the Company believes would be appropriate on a long-term basis, the Company does not believe that its overall liquidity will be impaired and in fact currently anticipates that the incremental debt related to Ingram Cactus should be able to be significantly reduced by the end of 1997 assuming no major deterioration in current market conditions. Changes in market conditions to lower levels, however, could detrimentally affect this expectation and cause the Company to operate at higher debt levels than it deems appropriate for a protracted period.

       The changes in receivables, inventories and accounts payable and accrued liabilities in comparison to the comparable amounts at December 31, 1995 reflect the Company's current operating levels. The other changes in various asset and liability amounts reflected normal operating activity.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

  (a)      Exhibits

           27-Financial Data Schedule.

  (b)      Reports on Form 8-K

           No reports on Form 8-K were filed during the three months ended March 31, 1996.



                                   Signatures



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Cooper Cameron Corporation
                                           ---------------------------
                                                  (Registrant)



Date     May 10, 1996                      /s/ Thomas R. Hix
     ------------------------------        ------------------------------------
                                           Thomas R. Hix
                                           Senior Vice President &
                                           Chief Financial Officer
                                            and authorized to sign on
                                            behalf of the Registrant