Form 10-K/A
period 1995-12-31
COOPER CAMERON CORP
filed 1996-07-22
CIK 941548

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                               (Amendment No. 1)


           [x]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal year ended December 31, 1995

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the transition period from                to

                        Commission File Number 1-13884

                          COOPER CAMERON CORPORATION
            (Exact name of Registrant as specified in its charter)

         Delaware                               76-0451843
   State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization            Identification No.)

     515 Post Oak Boulevard
        Houston, Texas
     (Address of principal                         77027
       executive offices)                       (Zip Code)

                        Registrant's telephone number,
                              including area code
                                (713) 513-3300

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                            Name of Each Exchange on
          Title of Each Class                   Which Registered
- ----------------------------------------    ------------------------
Common Stock, Par Value $0.01 Per Share     New York Stock Exchange

  Junior Participating Preferred Stock      New York Stock Exchange
            Purchase Rights
       Par Value $0.01 Per Share


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [x]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [x]

     The number of shares of Common Stock, par value $.01 per share, outstanding as of March 8, 1996 was 25,146,232.

     The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the Registrant as of March 8, 1996 was approximately $826,502,000. For the purposes of the determination of the above statement amount only, all directors and executive officers of the Registrant are presumed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Annual Report to Stockholders for 1995 are incorporated by reference into Part II.

     Portions of Registrant's 1995 Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 1996 are incorporated by reference into Part III.

        The purpose of this filing is to amend Part II, Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition to add certain explanatory language under the caption "1995 Compared to 1994" describing the estimated impact on future results of the charge for nonrecurring/unusual items described in Note 3 of the Notes to Consolidated Financial Statements and to provide further information as to the basis of the goodwill impairment charge.
        Additionally, the Company is amending Part II, Item 8, Financial Statements and Supplementary Data, to reclassify the $441,000,000 charge taken on June 30, 1995 related to the impairment of goodwill from the opening value of net assets transferred to the Company by its former parent, Cooper Industries, Inc., (capital in excess of par value) to the Company's opening retained deficit as shown in the 1995 Consolidated Balance Sheet. Related changes have also been made to the Statement of Consolidated Changes in Stockholders' Equity as well as Notes 13 and 14 of the Notes to Consolidated Financial Statements.
        The above changes, which have no impact on total stockholders' equity, were made at the request of the Staff of the U.S. Securities and Exchange Commission following a review of the Company's recent 1934 Exchange Act filings.
        Also included with this filing as Exhibit 23 is an updated consent of the Company's independent auditors, Ernst & Young, LLP.

Part II - Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF COOPER CAMERON CORPORATION

        The following discussion of the Company's historical results of operations and financial condition should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report.

Overview

        The Company's operations are organized into two separate and distinct business segments --- Petroleum Production Equipment and Compression and Power Equipment. Petroleum Production Equipment, which includes the Cameron division and Wheeling Machine (through November 1995), manufactures and markets a wide variety of equipment for use in oil and natural gas production, transmission and drilling including valves, wellhead equipment, blowout preventers ("BOPs") and control systems for land, platform and subsea applications. Compression and Power Equipment, which includes Cooper Energy Services and Cooper Turbocompressor, manufactures and markets engines, gas turbines and centrifugal gas and air compressors for use in oil and natural gas production and transmission as well as a wide variety of other industrial applications.
        The following table sets forth the percentage relationship to revenues of certain income statement items for the periods presented.



                                                                                  YEARS ENDED DECEMBER 31,
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                      1995                 1994              1993
- ------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                              100.0%               100.0%            100.0%
- ------------------------------------------------------------------------------------------------------------------------------------
Cost and expenses:
  Cost of sales, exclusive of depreciation and amortization            77.1                 75.6              72.3
  Depreciation and amortization                                         6.3                  6.3               5.3
  Selling and administrative expenses                                  15.8                 16.0              14.5
  Interest expense                                                      2.0                  1.8               1.2
  Provision for impairment of goodwill                                 38.6                   --                --
  Nonrecurring/unusual charges                                          3.6                   --                --
- ------------------------------------------------------------------------------------------------------------------------------------
   Total costs and expenses                                           143.4                 99.7              93.3
- ------------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes                                   (43.4)                 0.3               6.7
  Income taxes                                                         (0.3)                (0.6)             (2.9)
- ------------------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                                  (43.7)%               (0.3)%             3.8%
- ------------------------------------------------------------------------------------------------------------------------------------

1995 COMPARED TO 1994

        Cooper Cameron Corporation had a net loss of $500.1 million, or $19.87 per share, for the twelve months ended December 31, 1995 compared to a net loss of $3.7 million, or $.15 per share on a pro forma basis, for the same period in 1994. The full year 1995 loss includes $482.5 million pre-tax of nonrecurring or unusual charges explained in Note 3 of the Notes to Consolidated Financial Statements. The largest item included in the $482.5 million charge was a $441 million reduction in goodwill recorded with respect to the Cameron portion of the Company's Petroleum Production Equipment Segment. Although this reduction occurred as a direct result of a change in the Company's method of testing for goodwill impairment, the change was made because management believed that the amount of goodwill reflected with respect to Cameron was in excess of the fair market value of this business' actual going concern goodwill. The Cameron business had a large operating loss in 1994 and a smaller loss in 1995. While the projections indicated that Cameron would return to profitability in 1996 and improve further in future years, the cyclical nature of the business suggested that future down-turns could also be expected. As a result, cash flow projections based on an assumed 4% annual growth rate applied to average actual and projected earnings or losses for 1994 through 1999 were developed which indicated that, while the goodwill was not impaired on an undiscounted basis, utilizing a more conservative discounted cash flow evaluation resulted in a reduced goodwill amount that was more nearly in line with management's assessment of current actual going concern values. The various items comprising the $41.5 million residual charge are described in detail in Note 3 of the Notes to Consolidated Financial Statements. While certain of the items such as the receivable reserve related to customers in Iran and the Venezuelan translation loss are not expected to have any direct future earnings benefit, the goodwill write-down and the reduction in the carrying value of certain fixed assets is expected to reduce future years' depreciation and amortization expense by approximately $13.8 million, while the $4.8 million of severance and the $1.3 million of other costs are expected to generate annual earnings and cash flow savings of approximately $12.9 million per year in addition to approximately $2.8 million of annual operating and interest savings which will result from the sales of the Richmond Foundry and Wheeling Machine Products. While the majority of the actions to which the reorganization and restructuring charges relate were completed during 1995, all of the actions will be completed by the end of 1996. Additionally, the Company's tax provision reflects several unusual items as described in Note 12 of the Notes to Consolidated Financial Statements. Excluding these nonrecurring/unusual items and the tax provision adjustment, the net loss for 1995 would have been $13.5 million, or $.54 per share. The remainder of this discussion will be based on the Company's results exclusive of these nonrecurring/unusual items.
        Operating income (defined as earnings before nonrecurring/unusual items, corporate expenses, interest, and taxes) totaled $17.4 million for the year, reflecting a loss of $12.6 million in the Petroleum Production Equipment segment and income of $30.0 million in the Compression and Power Equipment segment. Due to the lead time of many of the Company's products, the improvement in market conditions which began in the second half of 1994 and continued through 1995 was largely not reflected in Cooper Cameron's 1995 financial performance until the second half of the year. Operating results for the first half of 1995 was a loss of $19.8 million, comprised of a loss of $21.6 million in the Petroleum Production Equipment segment and income of $1.8 million in the Compression and Power Equipment segment. For the second half of the year, operating income improved to $37.2 million, with $9.0 million of income in Petroleum Production Equipment and $28.2 million in Compression and Power Equipment. The discussion of full year 1995 results compared to full year 1994 follows.

REVENUES

        Revenues for 1995 totaled $1,144.0 million, an increase of 3% from the $1,110.1 million in 1994. This increase was due primarily to the effect of oil prices, which improved during the second half of 1994 and then remained relatively stable during most of 1995. This trend in oil prices resulted in stronger international markets in the Petroleum Production Equipment segment. Providing a partial offset was a steep decline in natural gas prices during the second half of 1994 followed by stable although relatively low prices during the first three quarters of 1995. This trend resulted in weaker North American markets in the Compression and Power Equipment segment. Market conditions improved with increased natural gas prices in the fourth quarter of 1995 and strong international gas turbine and compressor project business which began late in the third quarter, but there was little effect on 1995's revenues due to the manufacturing lead time of the Company's products. The Company's backlog, defined as firm customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled, ended the year at $588.1 million, an increase of 27% from the $464.6 million at year-end 1994.
        The Petroleum Production Equipment segment's revenues of $648.1 million increased 15% over 1994 revenues of $562.7 million. In addition to the oil price-related improvement in international markets, this segment is also participating in several large development and production projects in the Gulf of Mexico. The North American markets, excluding major Gulf of Mexico projects, was slower to improve, however, due to relatively low natural gas prices during most of 1995. Major project order activity was strongest in the first quarter of 1995, particularly in the North Sea, but delivery of these orders did not begin until late in the year, with most of the equipment to be delivered in 1996. Although major project orders slowed after the first quarter, order activity for the year was still 13% above the 1994 level. Year-end 1995 backlog for this segment was $264.5 million, an increase of 8% from year-end 1994.

        Revenues for the Compression and Power Equipment segment of $493.6 million declined by 10% from $546.0 million in 1994. This decline was the result of the weak natural gas prices discussed above and customer delays in placing international gas turbine and compressor project orders. The U.S. and Canadian markets for natural gas compression equipment, which tend to be largely driven by the price of natural gas, were very weak through the first three quarters of 1995. Additionally, many of the domestic projects in 1995 were in lower horsepower ranges where certain of the Company's newer product offerings did not gain full market acceptance until the second half of the year. Also, major international gas turbine and compressor project orders were very slow to close until late in the third quarter of 1995. Providing a partial offset to this decline was continuing strong demand for centrifugal air compressors in both the air separation and industrial air compressor applications. As a result, sales of these products increased by approximately $20 million year-to-year. Segment backlog ended the year at $323.6 million, an improvement of 47% from 1994 year-end.

COSTS AND EXPENSES

        Cost of sales (exclusive of depreciation and amortization) of $881.8 million in 1995 increased by $43.2 million, or 5% compared with $838.6 million in 1994. This increase was primarily the result of higher revenues and a product mix shift between segments. As discussed above, revenues increased by 15% in the relatively lower-margin Petroleum Production Equipment segment while there was a 10% revenue decline in the higher-margin Compression and Power Equipment segment. For the Petroleum Production Equipment segment, the gross margin percent (defined as revenues less cost of sales as a percentage of revenues) increased from 19.3% in 1994 to 20.6% in 1995. This improvement was largely the result of cost reduction programs and some firming in pricing during 1995 after the very weak market conditions experienced in 1994. For the Compression and Power Equipment segment, the gross margin percent decreased from 29.6% in 1994 to 25.6% in 1995. This decline reflects lower production levels caused by reduced orders in the second half of 1994 and the first half of 1995, resulting in less absorption of manufacturing costs that are relatively fixed in the short-term. Also contributing to the decline was lower replacement parts margins caused by a reduction in higher-margin international parts shipments and very competitive pricing in the North American market.
        Depreciation and amortization increased by $1.5 million from $70.2 million in 1994 to $71.7 million in 1995 with both segments reflecting increases. This increase results not only from the effect of normal capital additions but also from the classification, for all of 1995 and future periods, of rental equipment amortization as depreciation rather than cost of sales and an acceleration of depreciation charges related to certain fixed asset fair market value adjustments recorded at the time of the acquisition of Cameron Iron Works, Inc. by Cooper. Providing a partial offset is the reduction in third and fourth quarter 1995 amortization resulting from the goodwill write-off in the second quarter of 1995. (See Note 3 of the Notes to Consolidated Financial Statements for further information).
        Selling and administrative expenses increased by $3.2 million, or 2%, from $177.9 million in 1994 to $181.1 million in 1995. The increase results primarily from the effects of inflation and some additional costs associated with the higher revenues, including commissions, which vary with revenue levels. Providing a partial offset were ongoing cost control programs, including lower employment levels. As a percentage of sales, selling and administrative costs for the Company declined from 16.0% in 1994 to 15.8% in 1995. The Petroleum Production Equipment segment decreased from 17.4% of revenues to 15.3%, while the Compression and Power Equipment segment increased from 13.1% of revenues to 14.4% as cost reductions were unable to match the revenue decline.
        Reflecting the various factors discussed above, operating income for the Petroleum Production Equipment segment improved from a loss of $35.6 million in 1994 to a loss of $12.6 million in 1995, while the Compression and Power Equipment segment declined from $66.1 million of income in 1994 to $30.0 million in 1995.
        Interest expense increased from $20.0 million in 1994 to $23.3 million in 1995. This increase was the result of higher interest rates on the Company's debt, partially offset by a reduction in the average debt level during the second half of 1995. For all of 1994 and the first half of 1995, interest expense was based on a fixed $375 million debt allocation from Cooper, while debt was reduced from the initial $375 million level at the beginning of the third quarter of 1995 to $264.5 million at year-end. Average interest rates in 1995 were 6.7% compared to 5.2% in 1994.
        Income taxes, excluding both the effect on taxes of the nonrecurring/unusual pre-tax charges as well as the unusual provision adjustments which are discussed in Note 12 of the Notes to Consolidated Financial Statements, was a credit of $0.4 million in 1995. This compares with $7.1 million of expense in 1994. Because the Company had a pre-tax loss of $13.9 million in 1995 (excluding the nonrecurring/unusual pre-tax charges) compared with a profit of $3.3 million in 1994, the effect of items, such as goodwill, which are not deductible in computing tax expense is less significant in 1995 than 1994. Also affecting the change in taxes was a lower amount of goodwill amortization in 1995 than in 1994 as a result of the goodwill write-off recorded in June of 1995.
        While Cooper Cameron did not become a separate, publicly-traded company until June 30, 1995, the earnings per share amounts for 1994 have been determined based on a pro forma assumption that 25 million shares would have been outstanding at each date. Similarly, earnings per share amounts for the year ended December 31, 1995 are based on actual common and common equivalent shares outstanding during the third and fourth quarters combined with a constant 25 million shares up through June 30, 1995.

1994 COMPARED TO 1993

REVENUES

        Revenues for 1994 totaled $1,110.1 million, a decrease of 17% from $1,340.8 million in 1993. This decline was due primarily to the weakness in worldwide petroleum markets, generally during the latter half of 1993 and in 1994. The decline in oil prices beginning in the latter half of 1993 had a negative impact on orders that typically would have shipped during the 1994 period. The generally lower order rates during the latter half of 1993 and early 1994, coupled with customer delays in placing several major orders, resulted in lower revenues during the 1994 period. Also contributing to the revenue decline was the steep drop in natural gas prices during the second half of 1994 and the resulting impact on the Company's shorter-cycle products. In addition, 1993's revenues included approximately $80 million relating to shipments of turbine-compression equipment for government-sponsored oil and gas production projects in India that did not recur in 1994. The order related to these sales in India was received in June 1992 and involved 16 large units that were produced during the balance of 1992 and throughout 1993 with deliveries and related sales primarily in the first, second and fourth quarters of 1993. The Company historically has bid on large multi-unit projects and participated in similar large projects which benefited 1990 and 1991. During 1994, however, there were no comparable large multi-unit sales.
        Revenues in the Petroleum Production Equipment segment of $562.7 million in 1994 declined 17% from 1993 revenues of $679.5 million. Although market activity increased in the North Sea and the Gulf of Mexico during the latter part of the year, much of the equipment was not delivered until after 1994. The Company's sales of oil-related petroleum equipment, particularly for delivery in international markets, were negatively affected by the late-1993 decline in oil prices and political instability in some areas. Outside of major project activity, demand for valves and wellheads continued to weaken in 1994 as customers utilized existing inventories and used equipment, and gas prices declined during the second half of the year.
        Revenues in the Compression and Power Equipment segment also declined 17% from $660.4 million in 1993 to $546.0 million in 1994 and represented about half of the Company's consolidated revenues. The single largest cause of lower revenues in 1994 was the 1993 completion and shipment of approximately $80 million of projects in India noted above. This reduction in revenues also resulted from order delays due to uncertainty in international petroleum markets and the decline in natural gas prices. During 1994, demand for industrial air compressors was mixed as strong demand for large air separation equipment more than offset the effects of sluggish demand for plant air applications. The North American air separation business was particularly active, with industrial gas companies adding capacity in response to steel industry demand. International markets for centrifugal air compressors improved during 1994, particularly in developing economic areas of the world.

COSTS AND EXPENSES

        Cost of sales (exclusive of depreciation and amortization) of $838.6 million in 1994 decreased $132.3 million or 14% compared with cost of sales of $970.9 million in 1993. The decline was primarily a result of the revenue declines discussed above. For the Petroleum Production Equipment segment, the year-to-year cost of sales change resulted in a gross margin percentage (defined as revenues less cost of sales as a percentage of revenues) of 19.3% in 1994 compared with 24.1% in 1993. This result reflects a combination of less favorable product mix and competitive pricing pressure as companies struggled to maintain market share in a declining and uncertain market. For the Compression and Power Equipment segment, this decrease translated into a 1994 gross margin percentage of 29.6% compared to 31.1% in 1993. Excluding the effects of lower LIFO income in 1994 compared to 1993 and the favorable effects resulting from employee benefit plan changes that did not recur in 1994, this percentage relationship would have remained essentially unchanged year-to-year.
        Depreciation and amortization remained essentially unchanged year-to-year at approximately $70 million. This result reflects lower depreciation expense offset by higher amortization expense. The lower depreciation expense reflects the Company's change in the depreciable life for machinery and equipment from 10 to 12 years effective mid-year 1993. Higher amortization expense is related to capitalized software and higher goodwill amortization as a result of translation effects on goodwill denominated in other than U.S. dollars. The lower depreciation expense occurred in both segments, while the higher amortization expense was almost entirely related to the Petroleum Production Equipment segment.
        Selling and administrative expenses declined 8% to $177.9 million in 1994 compared with $194.2 million in 1993. Both segments had year-to-year declines in absolute dollars, but did not reduce costs to match the steep revenue declines such that these costs as a percentage of revenues increased by approximately 1.5 percentage points.
        Overall operating income in the Petroleum Production Equipment segment declined from a profit of $9.6 million in 1993 to a loss of $35.6 million in 1994 while the Compression and Power Equipment segment had a $37.1 million or 36% decrease in 1994 compared with 1993. These results reflect the various factors discussed above.
        Interest expense increased from $15.9 million in 1993 to $20.0 million in 1994. This increase resulted entirely from higher interest rates on the debt allocated to the Company (as discussed in the Notes to Consolidated Financial Statements of the Company, all cash flows were transferred to Cooper such that outstanding debt, other than with respect to a minor amount of industrial revenue bonds, remained unchanged from year-to-year). Average interest rates in 1994 were 5.2% compared to 4.2% in 1993.
        Income taxes declined from $38.1 million in 1993 to $7.1 million in 1994. Tax expense measured as a percentage of pre-tax income, however, increased from 42.7% in 1993 to 212% in 1994. This result primarily reflects the increasing effect, as income becomes lower, of relatively fixed amounts of nondeductible goodwill.

PRICING AND VOLUME

        The Company believes that during 1995 unit volumes increased in the Petroleum Production Equipment segment and decreased in the Compression and Power Equipment segment. During 1994, unit volumes are estimated to have decreased in both the Petroleum Production Equipment and Compression and Power Equipment segment.
        In the Petroleum Production Equipment segment, small price increases that generally recovered cost increases were implemented during 1995, but during 1994 prices deteriorated slightly due to the very competitive condition of the markets. In the Compression and Power Equipment segment, prices declined slightly during 1995 due to the weak natural gas compression equipment markets throughout most of the year, while small price increases that generally recovered cost increases were implemented in 1994.

LIQUIDITY AND CAPITAL RESOURCES

        Prior to June 30, 1995, the Company's operations participated in Cooper's consolidated worldwide debt and cash management system. As a result, the Company's financial statements reflected up through June 30, 1995 the transfer to Cooper of all funds not otherwise utilized in the business and a constant $375 million of allocated indebtedness. At the time of the Exchange Offer, the Company entered into a third party Credit Agreement which is described in Note 10 of the Notes to Consolidated Financial Statements. Subsequent to June 30, 1995, the Company's liquidity and capital resources reflect its stand-alone operations. During its first six months of stand-alone operations, the Company has been able to substantially improve its overall liquidity by reducing total indebtedness from $375 million to $264.5 million.
At December 31, 1995, the Company had $210.5 million of committed borrowing capacity available under the Credit Agreement plus additional uncommitted amounts under various other borrowing arrangements entered into subsequent to June 30, 1995. Because of the cyclical nature of the industry in which the Company competes and the long time period from when the Company first receives a large equipment order until the product can be manufactured, delivered and the receivable collected, the Company's liquidity is susceptible to fairly large swings in relatively short periods of time. As a result, although the Company believes that its operating results will improve during 1996 as discussed elsewhere in this Annual Report, the Company does not currently expect further reductions and may well have an increase in its outstanding indebtedness during the ensuing year.

WORKING CAPITAL

        Operating working capital is defined as receivables and inventories less accounts payable and accrued liabilities, excluding the effect of foreign currency translation, acquisitions and divestitures, and the effect of the nonrecurring/unusual charges discussed above.
        During 1995, operating working capital decreased $99.4 million. Because of various reclassifications during the year, including the large increase in excess, obsolete and slow-moving inventory reserves discussed in Note 3 of the Notes to Consolidated Financial Statements, only a portion of the year-to-year decrease reflects actual cash flows. A $21.2 million receivable decline, exclusive of a reclassification of $10.3 million of receivables from customers in Iran as long-term, resulted from lower revenues in December of 1995 than in 1994 and improved collections during the year. The decrease in inventories largely resulted from the reclassifications noted above, while the increase in accounts payable and accrued liabilities reflected increased cash advances and progress payments received from customers against orders in backlog as well as increases in certain normal trade payables and operating accruals.
        During 1994, operating working capital decreased $5.7 million. The decline in receivables was the result of lower revenues discussed above and an unusually high receivable balance in 1993 due to the completion in the latter part of that year of shipments of compression equipment for government-sponsored oil and gas production projects in India. This decline more than offset increases in inventories and decreases in accounts payable and accrued liabilities. The increases in inventories and decreases in accounts payable and accrued liabilities were due to the timing and stage of completion of various customer orders.
        During 1993, operating working capital increased $2.9 million. A decrease in inventories partially offset an increase in receivables while accounts payable and accrued liabilities were relatively unchanged. The decrease in inventories was due to the decline in backlog experienced by the Company between 1992 and 1993, whereas the increase in receivables was due to the significant sale discussed in the preceding paragraph.

CASH FLOWS

        During 1995, cash flows from operating activities totaled $142.3 million, proceeds from sales of plant and equipment totaled $5.5 million, and proceeds from the sale of Wheeling were $14.2 million. The Company expended $39.5 million on capital projects and reduced outstanding debt by $110.5 million, leaving a cash residual of approximately $12 million.
        During 1994, cash flows from operating activities totaled $99.0 million and proceeds from sales of plant and equipment totaled $5.8 million. The Company expended $63.5 million on capital projects and transferred $42.6 million to Cooper.
        During 1993, cash flows from operating activities totaled $85.9 million and proceeds from sales of plant and equipment totaled $4.5 million. The Company expended $74.4 million on capital projects and transferred $13.8 million to Cooper.

     In connection with accounting for purchase business combinations, the Company records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired business into existing operations. Cash flow from operating activities for each of the three years in the period ended December 31, 1995 is reduced by the amounts actually expended and charged against the various accruals established in connection with these activities. The following table reflects the remaining accruals at the end of each period and the activity in the three-year period ended December 31,1995 with respect to Cooper Industries' acquisition of Cameron Iron Works in 1989, which included the Cameron Oil Tool operations that represent the major portion of the business constituting the Cameron Division of Cooper Cameron Corporation:

                                                   YEARS ENDED DECEMBER 31,
- --------------------------------------------------------------------------------
(dollars in millions)                          1995        1994        1993
- --------------------------------------------------------------------------------
Systems Integration:
 Beginning of period                          $ 1.3       $ 1.3       $ 0.8
 Spending                                      (0.8)       (1.6)       (2.7)
 Reclassifications                             (0.5)        1.5         3.4
 Translation                                      -         0.1        (0.2)
- --------------------------------------------------------------------------------
  End of Period                               $   -       $ 1.3       $ 1.3
================================================================================
Plant Shut-down and Realignment:
 Beginning of Period                          $10.4       $22.3       $38.0
 Spending                                      (3.7)      (14.7)      (20.0)
 Reclassifications                             (7.2)        0.3         4.1
 Translation                                    0.5         2.5         0.2
- --------------------------------------------------------------------------------
  End of Period                               $   -       $10.4       $22.3
================================================================================
Other Facility Relocations and Severance:
 Beginning of period                          $ 0.4       $ 1.2       $ 8.9
 Spending                                      (0.2)       (0.9)       (0.8)
 Reclassifications                             (0.2)        0.1        (5.1)
 Translation                                      -           -        (1.8)
- --------------------------------------------------------------------------------
  End of Period                               $   -       $ 0.4       $ 1.2
================================================================================
Other Realignment and Integration:
 Beginning of period                          $ 0.1       $ 0.4       $ 1.1
 Spending                                         -        (0.6)       (1.5)
 Reclassifications                             (0.1)        0.3         0.8
 Translation                                      -           -           -
- -------------------------------------------------------------------------------
  End of Period                               $   -       $ 0.1       $ 0.4
================================================================================

     Systems Integration accruals represent costs for consolidation and integration of the Cameron Division's computer hardware and software systems into existing systems. Spending since acquisition has been for contract programming, education and training, consulting and other implementation-related projects. Capitalized costs, including purchased and internally developed software, are amortized or depreciated over their useful lives. Such costs are not included in the above table .
     Plant Shut-down and Realignment accruals represent the cost for consolidating facilities in order to eliminate excess manufacturing capacity in both North America and Europe. The North American consolidation included facilities in Mexico; Tyler, Texas; and Houston, Texas. In Europe, two facilities were closed in the United Kingdom and consolidated into a third facility as well as into operations in France. Spending since acquisition has primarily been for employee severance or relocation, equipment and inventory relocation and costs associated with plant closure and preparation for sale of the associated redundant property.
     Other Facility Relocations and Severance accruals primarily represent the cost of employee severance or relocation relating to sales and marketing staff and other headquarters personnel of the Cameron Division, including expatriates and sales agents. Other realignment and integration costs during the three-year period were not material. Amounts with respect to other acquisitions during the three-year period were not material to the Company.
     During the three-year period ended December 31, 1995, none of these accruals were reversed to income. Reclassifications through the end of 1994 represent revisions to the initial accruals based on updated estimates of the actual costs to be incurred in each project. The reclassifications include excess amounts of $3.2 million in 1993 and $2.2 million in 1994 reclassified from other accrued liability accounts. At the end of 1995, as discussed in Note 3 of the Notes to Consolidated Financial Statements, the remaining accruals were reclassified to a reserve for excess, obsolete, and slow-moving inventory.

        Over the last three years, the Company spent $47.5 million in the consolidation and integration of its domestic and international operations. These expenditures, as well as amounts spent in prior years, have significantly reduced excess capacity and positioned the business to be able to profitably participate in the growth of its primary markets.

CAPITAL EXPENDITURES AND COMMITMENTS

        Capital projects to reduce product costs, improve product quality, increase manufacturing efficiency and operating flexibility, or expand production capacity resulted in expenditures of $39.5 million in 1995 compared with $63.5 million in 1994 and $74.4 million in 1993.
        At December 31, 1995, commitments for capital expenditures amounted to $21 million compared to $34 million at year-end 1994. The actual 1995 expenditures in excess of year-end 1994 commitments relate to projects carried over from 1994. The commitments for 1996 include approximately $.5 million for capacity expansion, $12 million for machinery and equipment modernization and enhancement, $5 million for various computer hardware and software projects, $1.5 million for environmental projects, and $2 million for other items.

EFFECT OF INFLATION

        During each year, inflation has had a relatively minor effect on the Company's reported results of operations. This is true primarily for three reasons. First, in recent years, the rate of inflation in the Company's primary markets has been fairly low. Second, the Company makes extensive use of the LIFO method of accounting for inventories. The LIFO method results in current inventory costs being matched against current sales dollars, such that inflation affects earnings on a current basis. Finally, many of the assets and liabilities included in the Company's Consolidated Balance Sheets were recorded in business combinations that were accounted for as purchases. At the time of such acquisitions, the assets and liabilities were adjusted to a fair market value and, therefore, the cumulative long-term effect of inflation is reduced.

ENVIRONMENTAL REMEDIATION

        The cost of environmental remediation and compliance has not been an item of material expense for the Company during any of the periods presented, other than with respect to the Osborne Landfill in Grove City, Pennsylvania.
The Company's facility in Grove City disposed of wastes at the Osborne Landfill from the early 1950s until 1978. Cooper, on behalf of the Company, developed a remediation plan, which was accepted by the U.S. Environmental Protection Agency as the preferred remedy for the site. Cleanup is in process and the Company has assumed responsibility for the remediation plan and compliance with the order issued by the EPA in 1991. The Company's balance sheet at December 31, 1995, includes accruals totaling $11.4 million for environmental matters. Cooper Cameron has been identified as a potentially responsible party with respect to ten sites designed for cleanup under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") or similar state laws. Although estimated cleanup costs have not yet been made for certain of these sites, the Company believes, based on its review and other factors, that the costs relating to these sites will not have a material adverse effect on the Company's results of operations, financial condition, or liquidity. However, no assurance can be given that the actual cost will not exceed the estimates of the cleanup costs once determined.

OTHER

        In various places in this Annual Report, including the information set forth above in the Company's Management's Discussion and Analysis, there may be indications of management's current expectations regarding the future results of operations or financial condition of the Company. Such information, if any, is based on current expectations regarding the markets affecting the Company and other matters which can affect the Company's results of operations, liquidity or financial condition. Because such information is based solely on data currently available, it is subject to change as a result of changes in conditions and should not therefore be viewed as assurance regarding the Company's future performance. Additionally, the reader of this information should be aware that the Company is not obliged to inform the reader of such changes as they occur or make public indication of changes unless obliged under applicable disclosure rules and regulations.

Part II-Item 8-Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
COOPER CAMERON CORPORATION


        We have audited the accompanying consolidated balance sheets of Cooper Cameron Corporation as of December 31, 1995 and 1994, the related statements of consolidated results of operations, and consolidated cash flows for each of the three years in the period ended December 31, 1995 and the statement of consolidated changes in stockholders' equity for the period from June 30, 1995 to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Cameron Corporation at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.
        As discussed in Note 3 of the Notes to Consolidated Financial Statements, upon separating from its former parent in 1995, the Company adopted a new method of evaluating goodwill for impairment.


                                                   /s/ Ernst & Young LLP



Houston, Texas
January 31, 1996

CONSOLIDATED RESULTS OF OPERATIONS
(dollars in thousands, except per share data)



                                                Years Ended December 31,
- --------------------------------------------------------------------------------
                                         1995           1994          1993
- --------------------------------------------------------------------------------
Revenues                                 $1,144,035     $1,110,076    $1,340,778
- --------------------------------------------------------------------------------

Costs and expenses
 Cost of sales (exclusive of
  depreciation and amortization)            881,798        838,575       970,944
 Depreciation and amortization               71,754         70,233        70,413
 Selling and administrative expenses        181,097        177,902       194,242
 Interest expense                            23,273         20,023        15,852
 Provision for impairment of
  goodwill                                  441,000              -             -
 Nonrecurring/unusual charges                41,509              -             -
- --------------------------------------------------------------------------------
                                          1,640,431      1,106,733     1,251,451
- --------------------------------------------------------------------------------
Income (loss) before income taxes          (496,396)         3,343        89,327
Income tax provision                         (3,657)        (7,089)      (38,138)
- --------------------------------------------------------------------------------
Net income (loss)                         $(500,053)       $(3,746)      $51,189
================================================================================
Earnings (loss) per share (pro forma
 prior to June 30, 1995)                  $  (19.87)       $ (0.15)      $  2.05
================================================================================

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except shares and per share data)

                                                                December 31,
- -----------------------------------------------------------------------------------
                                                            1995         1994
- -----------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                  $   12,074   $        -
Receivables, net                                              192,170      230,647
Receivable from Cooper Industries, Inc.                             -       36,607
Inventories                                                   308,456      352,420
Other                                                          16,056        8,734
- -----------------------------------------------------------------------------------
  Total current assets                                        528,756      628,408
- -----------------------------------------------------------------------------------
Plant and equipment, at cost less accumulated
 depreciation                                                 346,583      384,098
Intangibles, less accumulated amortization                    233,257      668,249
Other assets                                                   26,809       29,625
- -----------------------------------------------------------------------------------
 Total assets                                              $1,135,405   $1,710,380
===================================================================================
LIABILITIES AND STOCKHOLDERS'
 EQUITY/NET ASSETS
Current maturities of long-term debt                       $   29,700   $      200
Accounts payable and accrued liabilities                      283,973      274,207
Accrued income taxes                                            3,036        2,001
- -----------------------------------------------------------------------------------
 Total current liabilities                                    316,709      276,408
- -----------------------------------------------------------------------------------
Long-term debt                                                234,841      374,800
Postretirement benefits other than pensions                   103,382      107,717
Deferred income taxes                                          22,066       21,253
Other long-term liabilities                                    34,819       52,073
- -----------------------------------------------------------------------------------
 Total liabilities                                            711,817      832,251
- -----------------------------------------------------------------------------------
Stockholders' equity/net assets:
 Net assets                                                         -      878,129
 Common stock, par value $.01 per share,75,000,000
  shares authorized, 25,146,232 shares issued and
  outstanding                                                     251            -
 Preferred stock, par value $.01 per share, 10,000,000
  shares authorized, no shares issued or outstanding                -            -
 Capital in excess of par value                               859,671            -
 Minimum pension liability (($6,139)included in net
  assets at December 31, 1994)                                 (5,600)           -
 Translation component ($10,795 included in net
  assets at December 31, 1994)                                 31,517            -
 Retained deficit (including $441,000 charge on
  June 30, 1995 related to goodwill impairment)              (462,251)           -
- -----------------------------------------------------------------------------------
  Total stockholders' equity/net assets                       423,588      878,129
- -----------------------------------------------------------------------------------
   Total liabilities and stockholders' equity/net assets   $1,135,405   $1,710,380
===================================================================================

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED CASH FLOWS
(dollars in thousands)
[CAPTION]

                                                       Years Ended December 31,
- --------------------------------------------------------------------------------
                                                        1995     1994     1993
- --------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                              $ (500,053)  $ (3,746) $ 51,189
 Adjustments to reconcile net income (loss)
  to cash provided by operating activities:
   Depreciation                                     51,120     43,505    46,426
   Amortization                                     20,634     26,728    23,987
   LIFO liquidation income                          (1,272)    (2,675)  (11,653)
   Provision for impairment of goodwill            441,000          -         -
   Nonrecurring/unusual charges                     38,634          -         -
   Allocation of interest and general and
    administrative expenses from Cooper
    Industries, Inc. through June 30, 1995
    (net of tax) /1/                                 9,539     17,130    14,588
   Deferred income taxes                             2,338     24,828    20,433
Changes in assets and liabilities net of
 translation, reclassifications related to
 pending divestitures and other non-cash
 activities:
   Receivables                                      31,473     76,110   (57,253)
   Inventories                                      38,266    (23,839)   49,346
   Accounts payable and accrued liabilities         29,617    (46,522)    5,049
   Other assets and liabilities, net               (18,949)   (12,480)  (56,247)
- --------------------------------------------------------------------------------
    Net cash provided by operating activities      142,347     99,039    85,865
- --------------------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures                              (39,526)   (63,510)  (74,404)
 Proceeds from sales of plant and equipment          5,530      5,754     4,497
 Net proceeds from the sale of Wheeling             14,191          -         -
- --------------------------------------------------------------------------------
    Net cash used for investing activities         (19,805)   (57,756)  (69,907)
- --------------------------------------------------------------------------------
Cash flows from financing activities:
 Borrowings                                        334,062          -         -
 Loan repaid to Cooper Industries, Inc.           (334,062)         -         -
 Loan repayments, net                             (110,459)         -         -
 Transferred (to) from Cooper
  Industries, Inc. /1/                                 971    (42,627)  (13,753)
- --------------------------------------------------------------------------------
    Net cash used for financing activities        (109,488)   (42,627)  (13,753)
- --------------------------------------------------------------------------------
Effect of translation on cash                         (980)     1,344    (2,205)
- --------------------------------------------------------------------------------
Increase in cash and cash equivalents               12,074          -         -
- --------------------------------------------------------------------------------
Cash and cash equivalents, beginning of year             -          -         -
- --------------------------------------------------------------------------------
Cash and cash equivalents, end of year            $ 12,074     $    -   $     -
================================================================================

/1/Revised for comparability with 1995 presentation.

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED CHANGES IN STOCKHOLDERS' EQUITY
For the period from June 30, 1995 to December 31, 1995
(dollars in thousands)
[CAPTION]

                               CAPITAL IN     MINIMUM
                    COMMON     EXCESS OF      PENSION    TRANSLATION    RETAINED
                    STOCK      PAR VALUE     LIABILITY    COMPONENT     DEFICIT
- --------------------------------------------------------------------------------

Opening equity
 balances following
 split-off on June
 30, 1995 /1/        $ 250     $856,713      $ (3,683)    $ 37,901   $       -
Charge to operations
 on June 30,
 1995 related to
 goodwill impairment                                                  (441,000)
Operating loss from
 July 1, 1995 through
 December 31, 1995                                                     (21,251)
Common stock issued for
 employee retirement
 savings plan            1        2,958
Adjustment for
 minimum pension
 liability                                     (1,917)
Translation loss                                            (6,384)
- --------------------------------------------------------------------------------
Balance-December
 31, 1995            $ 251     $859,671      $ (5,600)    $ 31,517   $(462,251)
- --------------------------------------------------------------------------------

/1/Restated to reflect the effect of the final settlement reached with Cooper during the fourth quarter of 1995. See Note 14 of the Notes to Consolidated Financial Statements for addditional information related to periods prior to July 1, 1995.

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  COOPER CAMERON CORPORATION

        Cooper Cameron Corporation, hereinafter referred to as "the Company", became a separate public company effective June 30, 1995 when Cooper Industries, Inc. ("Cooper") completed an exchange offer, pursuant to which 21,375,000 shares of the Company's Common stock were issued to those holders of Cooper Common stock who had elected to participate in the exchange offer. Cooper retained 3,625,000 shares of the Company's Common stock and is one of the Company's principal stockholders. Prior to completion of the exchange offer, the Company was comprised of four separate operating divisions which comprised the Petroleum & Industrial Equipment segment of Cooper. Following the sale of Wheeling Machine Products, as discussed in Note 3 of the Notes to Consolidated Financial Statements, the Company is now comprised of three divisions grouped into two segments as follows: Cameron, headquartered in Houston, Texas which, following the sale of Wheeling Machine Products, is the only division in the Petroleum Production Equipment segment; Cooper Energy Services, headquartered in Mt. Vernon, Ohio and Cooper Turbocompressor, headquartered in Buffalo, New York which together comprise the Compression and Power Equipment segment.
        Although the Company was not a separate public company prior to June 30, 1995, the financial statements for periods prior to this date are presented as if the Company had existed as an entity separate from its parent, Cooper, and include the assets, liabilities, revenues and expenses that were directly related to the Company's operations. All transactions among the four previous divisions and the three current divisions have been eliminated.
        Because the majority of the Company's domestic results and, in certain cases, foreign results were included in the consolidated financial statements of Cooper on a divisional basis, there are no separate meaningful historical equity accounts for the Company prior to June 30, 1995. Additionally, for periods prior to June 30, 1995, amounts of Cooper's general corporate, accounting, tax, legal and other administrative costs that are not directly attributable to the operations of the Company have been allocated to the Company based on (1) appropriate percentages of certain departments that comprised Cooper's Corporate Office and (2) a ratio of the Company's revenues to the consolidated revenues of Cooper (including the Company) for other Corporate departments. Management believes this allocation method provided the Company with a reasonable amount of such expenses. The difference for each of the years presented between the selling and administrative expenses calculated utilizing the method described above and the actual cost of such expenses that the Company has incurred on a stand-alone basis since June 30, 1995 is not material.
        For periods prior to June 30, 1995, in addition to a small amount of domestic debt related to industrial revenue bonds, approximately $370,685,000 of Cooper's long-term debt and related interest were allocated to the Company in its historical financial statements. Because the Company was fully integrated into Cooper's worldwide cash management system, all of its cash requirements were provided by Cooper and any excess cash generated by the Company was transferred to Cooper. As a result, $375,000,000 of total indebtedness was held constant from year-to-year in the Company's consolidated financial statements. The financial information included herein for periods prior to June 30, 1995 may not necessarily be indicative of the balance sheet, results of operations or cash flows of the Company in the future or what the balance sheet, results of operations or cash flows of the Company would have been if it had been a separate, stand-alone company during all periods presented.
        In connection with the exchange offer, Cooper, on behalf of the Company, executed an agreement between the Company and Cooper pursuant to which all of the Company's assets and liabilities were legally transferred from Cooper to the Company. As part of this agreement there was a required cash settlement between the two companies that was intended to reflect the approximate net amount of cash which the Company either used (which needed to be refunded to Cooper) or generated (which needed to be reimbursed to the Company) during the period from October 1, 1994 through the completion of the exchange offer on June 30, 1995. This required cash settlement was completed by the two companies during the fourth quarter of 1995 and resulted in the Company receiving approximately $4,750,000. In addition, approximately $9,518,000 of third party liabilities which had been paid by Cooper on the Company's behalf were not required to be reimbursed by the Company. The difference between these amounts and the Company's estimate of the net amount due from Cooper, which was recorded in the Company's financial statements at June 30, 1995, was approximately $8,817,000 and has been reflected as a reduction in the opening balance of the Company's stockholders' equity.

NOTE 2:  SUMMARY OF MAJOR ACCOUNTING POLICIES

        Estimates in Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Principles of Consolidation - The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Investments of 50% or less in affiliated companies are accounted for on the equity method.

        Inventories - Inventories are carried at cost or, if lower, net realizable value. On the basis of current costs, 64% of inventories in 1995 and 66% in 1994 are carried on the last-in, first-out (LIFO) method. The remaining inventories are carried on the first-in, first-out (FIFO) method.

   Plant and Equipment -- Depreciation is provided over the estimated useful lives of the related assets using primarily the straight-line method. This method is applied to group asset accounts which in general have the following lives: buildings - 10 to 40 years; machinery and equipment - 3 to 18 years; and tooling, dies, patterns, etc: - 5 to 10 years. Effective with the third quarter of 1993, the Company changed the depreciable life of most existing and future machinery and equipment additions from 10 years to 12 years. This change, which reflected a return to the 12-year depreciable life used until the mid-1980s, resulted from a review by the Company that indicated the useful life of its machinery and equipment was longer than ten years for a number of reasons, including lower utilization rates and maturing technology for computer numerically controlled machinery and equipment. Consequently, the depreciable life was changed to more nearly reflect the actual period of time during which the machinery and equipment will be utilized by the business.

   Intangibles -- Intangibles consist primarily of goodwill related to purchase acquisitions. With minor exceptions, the goodwill is being amortized over 40 years from respective acquisition dates. The carrying value of the Company's goodwill is reviewed by division at least annually or whenever there are indications that the goodwill may be impaired. Prior to June 30, 1995, the determination of goodwill recoverability was based on undiscounted cash flows over the remaining amortization periods. As described further in Note 3, concurrent with becoming a separate stand-alone entity, the Company changed to a method of using discounted cash flows to evaluate long-lived assets, including goodwill, for impairment. Under this new method, the carrying value of goodwill was reduced by $441,000,000 at June 30, 1995, representing the estimated shortfall in cash flows.

   Income Taxes -- Income taxes are provided as if the Company was a stand-alone business filing a separate tax return during each period presented prior to June 30, 1995. The Company determines tax expense and other deferred tax information in compliance with Statement of Financial Accounting Standards (SFAS) No. 109 (Accounting for Income Taxes). Income tax expense includes U.S. and foreign income taxes, including U.S. federal taxes on undistributed earnings of foreign subsidiaries to the extent such earnings are planned to be remitted.

   Environmental Remediation and Compliance -- Environmental remediation costs are accrued, except to the extent costs can be capitalized, based on estimates of known environmental remediation exposures. Environmental compliance costs include maintenance and operating costs with respect to pollution control facilities, costs of ongoing monitoring programs and similar costs. Such costs are expensed as incurred. Capitalized environmental costs are depreciated generally utilizing a 15-year life.

   Product Warranty -- Estimated warranty expense is accrued either at the time of sale or in certain cases where specific warranty problems are encountered. Adjustments to the accruals are made periodically to reflect actual experience.

   Earnings (Loss) Per Share -- Earnings (loss) per share amounts are based on the weighted average number of shares and common stock equivalents outstanding during the period. For periods prior to June 30, 1995, earnings (loss) per share amounts have been computed on a pro forma basis based on the assumption that 25,000,000 shares of common stock were outstanding during each period presented. For the year ended December 31, 1995, the number of shares utilized in the calculation of the loss per share was 25,166,000.

   Cash Equivalents -- For purposes of the Statement of Consolidated Cash Flows, the Company considers all investments purchased with original maturities of three months or less to be cash equivalents.

   Pending Changes in Accounting Principles -- During 1995, the Financial Accounting Standards Board issued Statement No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of) and Statement No. 123 (Accounting for Stock-Based Compensation). As required by the standards, the Company will adopt both SFAS No. 121 and SFAS No. 123 during 1996. Since the Company's current policy for the evaluation of long-lived assets, including goodwill, is more conservative than the approach required under SFAS No. 121, there will be no effect on the Company at the time of adopting this new standard. As permitted by SFAS No. 123, the Company will continue to follow the existing accounting requirements for stock options and stock-based awards contained in APB Opinion No. 25 (Accounting for Stock Issued to Employees)and related Interpretations and Consensuses of the Emerging Issues Task Force in terms of measuring compensation expense. Beginning in 1996, however, the Company will provide the pro forma disclosures required by SFAS No. 123 for entities electing not to adopt the fair value accounting method specified in the new standard.

NOTE 3:  NONRECURRING/UNUSUAL ITEMS

        During 1995, the Company recorded approximately $482,509,000 of unusual charges including a $441,000,000 write-down of goodwill and $41,509,000 of other items. The goodwill write-down, which was recorded concurrent with the Company becoming a separate stand-alone entity on June 30, 1995, resulted from a change in the Company's accounting method of evaluating long-lived assets, including goodwill, for impairment. Prior to that date, long-lived assets were evaluated utilizing undiscounted cash flows in accordance with the practice followed by the Company's former parent. Under the Company's new practice, long-lived assets are evaluated based on discounted cash flows (See Note 2 for further information regarding the Company's accounting policies). This write-down was related entirely to the Cameron division of the Petroleum Production Equipment segment. Recorded goodwill with respect to the other divisions and the remaining goodwill with respect to the Cameron division is not impaired under the new evaluation policy.
        The other unusual items included the following:

                                                                     Thousands
- -------------------------------------------------------------------------------
         Receivable reserve related to customers in Iran             $16,890
         Reorganization and restructuring of various operations       10,109
         Loss on pending sale of Richmond foundry                      7,310
         Translation loss from currency devaluation in Venezuela       5,709
         Loss on sale of Wheeling Machine                              1,491
- -------------------------------------------------------------------------------
                  Total                                              $41,509
===============================================================================

        The receivable reserve, which was established in May 1995, reflected the Company's desire to conservatively value these receivables in light of the Clinton Administration's May 8, 1995 implementation of an economic embargo against Iran. Although the Company has received some payments from customers in Iran, none of the Company's reserves with respect to Iran have been reversed and all of the receivables outstanding at December 31, 1995 are fully reserved. It is the Company's intention, given the current political environment with respect to Iran, to carefully evaluate this reserve as the Company's overall exposure with respect to Iran changes.
        The reorganization and restructuring charge includes $4,823,000 of severance with respect to employees, all of whom have been notified regarding the terms of their severance arrangements, $4,026,000 of reduction in the carrying value of various fixed assets which will no longer be utilized in the Company's operations following the completion of various projects currently in process and $1,260,000 of various other costs. Following completion of the Company's separation from Cooper, management's focus has been primarily on the Cameron division. During 1996, the Company intends to continue its review of marketing, manufacturing and other business processes which may result in additional restructuring costs being incurred.
        In late December 1995, the Company entered into a definitive agreement regarding the sale of the Cameron division's Richmond, Texas, foundry. In contemplation of this sale, which should be consummated in early March 1996, the Company wrote-down the assets covered by the sale agreement and recorded other costs associated with the sale. During 1995, the foundry had an operating loss of approximately $2,700,000.
        The currency devaluation loss resulted from the December 1995 government-announced devaluation of the Bolivar. Following the devaluation, the remaining net assets and equity investment with respect to the Venezuelan operations aggregated approximately $4,366,000.
        In November 1995, the Company consummated the sale of its Wheeling Machine Products division. This business, which was included in the Company's Petroleum Production Equipment segment, had 1995 sales of approximately $14,000,000 and a small operating profit. The $14,191,000 of net cash sales proceeds were utilized to reduce outstanding indebtedness.
        Of the $41,509,000 charge described above, only approximately $7,796,000 requires the utilization of cash, of which approximately $2,875,000 was expended during 1995. In addition to the above items, the Company has also reviewed all reserves and accruals that were recorded as of June 30, 1995 in accordance with Cooper's various policies, procedures and practices. This review identified a number of accruals related to plant or other facility shutdowns, reorganizations or restructurings which the Company will not be undertaking, a severance accrual recorded in connection with the Company's adoption of SFAS No. 112 which no longer appears appropriate, an excess pension accrual and various other items which are no longer appropriate. The Company also reviewed all of its inventories on a worldwide basis and determined that, while the inventories net of LIFO reserves were appropriately stated at the lower of cost or market, a significant amount of inventories exist which are in excess of levels which current management believes are appropriate. As a result, the various excess reserves and accruals described above, plus an additional charge of approximately $4,000,000 against the Company's fourth quarter 1995 results, have been utilized to establish approximately $34,500,000 of additional obsolete, excess and slow-moving inventory reserves. During 1996, it is the Company's intention to actively pursue the disposition of a large portion of this inventory either by sale at reduced prices or, in certain instances, physical scrapping.

NOTE 4: RECEIVABLES
Current and long-term receivables consist of the following:
[CAPTION]

                                                           DECEMBER 31,
- --------------------------------------------------------------------------------
(dollars in thousands)                                 1995           1994
- --------------------------------------------------------------------------------
Trade receivables                                     $194,893       $219,202
Other receivables                                       11,642         22,686
Allowance for doubtful accounts                        (12,886)        (9,688)
Unearned interest income                                (1,479)        (1,553)
- --------------------------------------------------------------------------------
                                                      $192,170       $230,647
================================================================================
Noncurrent Assets:
Long-term receivables                                 $ 10,809       $    577
Allowance for doubtful accounts                        (10,336)             -
- --------------------------------------------------------------------------------
                                                      $    473       $    577
================================================================================

     Additions to the allowance for doubtful accounts of $18,511,000, $525,000, and $497,000 have been charged to expense for the years ended December 31, 1995, 1994, and 1993, respectively. A total of $16,890,000 of the expense charged during 1995 is reflected on the Statement of Consolidated Results of Operations as a nonrecurring/unusual charge (see Note 3 of the Notes to Consolidated Financial Statements).

NOTE 5: INVENTORIES
[CAPTION]

                                                           DECEMBER 31,
- --------------------------------------------------------------------------------
(dollars in thousands)                                 1995            1994
- --------------------------------------------------------------------------------
Raw materials                                        $ 56,381         $ 60,496
Work-in-process                                       147,827          144,262
Finished goods, including parts and subassemblies     242,251          242,749
Other                                                   3,808            4,908
- --------------------------------------------------------------------------------
                                                      450,267          452,415
Excess of current standard costs over LIFO costs     (101,482)         (90,994)
Allowance for obsolete and slow-moving inventory      (40,329)          (9,001)
- -------------------------------------------------------------------------------
 Net inventories                                     $308,456         $352,420
================================================================================

     See Note 3 of the Notes to Consolidated Financial Statements for a discussion of the increase in the allowance for obsolete and slow-moving inventory. During 1995, 1994 and 1993, reductions in inventory quantities resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years. The effect was to increase net income by $785,000, $1,605,000 and $6,992,000 in 1995, 1994 and 1993, respectively.

NOTE 6:  PLANT AND EQUIPMENT AND INTANGIBLES

                                                                                           DECEMBER 31,
- ------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                          1995                        1994
- ------------------------------------------------------------------------------------------------------------------------------------
Plant and equipment:
 Land and land improvements                                                  $  28,534                    $  31,521
 Buildings                                                                     150,570                      165,920
 Machinery and equipment                                                       355,250                      350,963
 Tooling, dies, patterns, etc.                                                  35,186                       28,956
 All other                                                                      91,740                       89,103
 Construction in progress                                                       14,102                       23,011
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                               675,382                      689,474
 Accumulated depreciation                                                     (328,799)                    (305,376)
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                             $ 346,583                    $ 384,098
====================================================================================================================================

Intangibles:
 Goodwill                                                                    $ 361,811                    $ 783,221
 Assets related to pension plans                                                 1,408                        1,564
 Other                                                                          48,897                       40,542
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                               412,116                      825,327
 Accumulated amortization                                                     (178,859)                    (157,078)
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                             $ 233,257                    $ 668,249
====================================================================================================================================

NOTE 7:  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                          December 31,
- -------------------------------------------------------------------------------------------------
(dollars in thousands)                                                  1995              1994
- -------------------------------------------------------------------------------------------------
Trade accounts and accruals                                           $ 174,517         $ 171,896
Salaries, wages and related fringe benefits                              27,520            28,616
Payroll and other taxes                                                  16,521            13,557
Product and environmental liability accruals                             15,571            17,208
Accrued warranty                                                         19,879            14,511
Deferred taxes                                                           16,059            13,478
Other (individual items less than 5% of total current liabilities)       13,906            14,941 /1/
- -------------------------------------------------------------------------------------------------
                                                                      $ 283,973         $ 274,207
=================================================================================================


/1/ Revised for comparability with 1995.

        At December 31, 1995, the Company had accruals totaling $6,287,000 with respect to potential product liability claims and accruals of $11,380,000 with respect to potential environmental liabilities based on the current estimate of the most likely amount of liabilities that it believes will be incurred.
        Of the $6,287,000 of total product liability accruals, $4,191,000 relates to known claims with respect to ongoing operations and are reflected as a current liability at December 31, 1995, while $2,096,000 relates to an estimate of claims that have been incurred but not yet reported and are reflected as a long-term liability at December 31, 1995. While the Company is generally self-insured with respect to product liability claims, insurance coverage was in place on July 1, 1995 for individual claims received in excess of $1,000,000. Prior to July 1, 1995, insurance coverage was in place for individual claims in excess of $1,000,000 for products utilized in oilfield applications and in excess of $3,000,000 for all other products. At December 31, 1995, there were no claims where any insurance recovery has been assumed, and the one claim over $1,000,000 at December 31, 1994 was settled during 1995.
        Of the $11,380,000 of environmental liability accruals, $3,403,000 relates to sites owned by the Company and $7,977,000 relates to third party sites where the Company was a contributor. Third party sites usually involve multiple contributors where the Company's liability will be determined based on an estimate of the proportionate responsibility for the total cleanup. The amount actually accrued for such sites is based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties. Environmental liabilities are not generally subject to insurance recovery and no amounts of insurance recovery have been deducted in arriving at the Company's accruals. In addition, the Company has capitalized a total of $2,217,000 with respect to environmental remediation (net book value of $2,045,000) at December 31, 1995.

NOTE 8: EMPLOYEE BENEFIT PLANS

                                                                              COMPONENTS OF DEFINED BENEFIT
                                                                                 PLAN PENSION EXPENSE
- -----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                 1995              1994              1993
- ------------------------------------------------------------------------------------------------------------------------------------
Service cost-benefits earned during the year                        $ 7,728             $ 9,042           $ 8,767
Interest cost on projected benefit obligation                        15,587              15,068            16,634
Actual return on assets                                             (45,321)                204           (25,050)
Net amortization and deferral                                        26,745             (19,055)            5,767
- ------------------------------------------------------------------------------------------------------------------------------------
 Net pension cost                                                   $ 4,739             $ 5,259           $ 6,118
===================================================================================================================================

                                                                FUNDED STATUS OF DEFINED BENEFIT PLANS
                                                                                                  PLANS WITH
                                                   PLANS WITH ASSETS IN EXCESS              ACCUMULATED BENEFITS
                                                     OF ACCUMULATED BENEFITS                 IN EXCESS OF ASSETS
- -----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                1995              1994                1995              1994
- -----------------------------------------------------------------------------------------------------------------------------------

Actuarial present value of:
 Vested benefit obligation                         $(170,048)         $(149,080)          $(39,181)          $(36,393)
====================================================================================================================================

Accumulated benefit obligation                     $(179,501)         $(157,519)          $(41,670)          $(38,992)
===================================================================================================================================

 Projected benefit obligation                      $(187,777)         $(165,206)          $(42,715)          $(39,556)
Plan assets at fair value                            218,701            182,293             30,340             29,279
- -----------------------------------------------------------------------------------------------------------------------------------
Plan assets in excess of (less than)
 projected benefit obligation                         30,924             17,087            (12,375)           (10,277)
Unrecognized net (gain) loss                          (4,440)            10,444              9,557              6,611
Unrecognized net (asset) obligation from
 adoption date                                        (2,713)            (3,441)             1,312              1,549
Unrecognized prior service cost                       (1,187)            (1,306)                74                 70
Other                                                     __                 __               (290)              (345)
Adjustment required to recognize
 minimum liability                                        __                 __            (10,477)            (7,703)
- ------------------------------------------------------------------------------------------------------------------------------------
Pension asset (liability) at end of year           $  22,584          $  22,784           $(12,199)          $(10,095)
====================================================================================================================================

                                                                     COMPUTATIONAL ASSUMPTIONS
                                                                                                  PROJECTED BENEFIT
                                                          NET PENSION COST                            OBLIGATION
- ------------------------------------------------------------------------------------------------------------------------------------
                                                1995            1994           1993              1995             1994
- ------------------------------------------------------------------------------------------------------------------------------------
Discount rate:
 Domestic                                          8%             7%             8.5%              7.25%             8%
 International                                 7.5-9         6-7.75            7.5-9              6.5-9          7.5-9
Rate of increase in compensation levels:
 Domestic                                          5              5              5.5                  5              5
 International                                   4-6          4-5.5              4-6                4-6            4-6
Expected long-term rate of return on assets:
 Domestic                                        8.5            8.5                9                 --             --
 International                                6.5-10          6-9.5           7.5-10                 --             --
Benefit basis:
 Salaried plans - earnings during career
 Hourly plans - dollar units, multiplied by years of service
Funding policy:  5-30 years

                                      12

        During 1994 and prior years, when the Company was a part of Cooper, the domestic salaried employees participated in the Salaried Employees' Plan of Cooper Industries, Inc., while the United Kingdom (U.K.) salaried and hourly employees participated in a combined plan along with certain other employees in the U.K. The domestic hourly employees generally participated in various hourly plans that were specific to the Company. Under one of the hourly plans, employee savings deferrals were partially matched with company contributions of cash. For the year 1995, in connection with the split-off from Cooper, a separate Cooper Cameron Salaried Employees' Pension Plan was established as well as a separate plan in the U.K. These new plans assumed the liabilities with respect to all active, inactive and retired employees of the Company and were transferred a pro-rata share of the assets contained in the respective Cooper plans. The amounts shown in the preceding tables for 1994 and 1993 reflect an allocation to the Company calculated by Cooper's actuaries while the amounts shown for 1995 have been determined by separate actuarial valuations of the newly established plans. Aggregate pension expense amounted to $13,572,000 in 1995, $13,737,000 in 1994 and $13,628,000 in 1993. The Company's expense with respect to defined benefit pension plans is set forth in the table above. Expense with respect to the domestic defined contribution plans for the years ended December 31, 1995, 1994 and 1993 amounted to $8,833,000, $8,383,000 and
$7,510,000, respectively. Gains and losses on curtailments and settlements were not material in any of the last three years. The assets of the domestic and foreign plans are maintained in various trusts and consist primarily of equity and fixed income securities.
        The Company's minimum liability for pension plans with accumulated benefits in excess of assets totaled $10,477,000 in 1995 and $7,703,000 in 1994 and has been recorded in the Company's Consolidated Balance Sheets as a long-term liability with a $1,408,000 offsetting intangible asset in 1995 and $1,564,000 in 1994. In addition, the Company recorded a $5,600,000 reduction in stockholders' equity in 1995 ($6,139,000 in 1994).
        The Company's full-time domestic employees who are not covered by a bargaining unit are also eligible to participate in the Cooper Cameron Corporation Retirement Savings Plan. Under this plan, which is essentially the same as the Cooper plan in which employees participated prior to April 1, 1995, employee's savings deferrals are partially matched with shares of the Company's Common stock. Through March 1995, contributions were partially matched with Cooper Common stock. At the time of the split-off from Cooper, the Company's employees participating in the plan were permitted to specify the extent to which they wanted the Cooper Common shares held on their behalf to be eligible for participation in the exchange offer. As a consequence, employees may have shares of the Company's Common stock being held on their behalf in excess of the shares issued under the plan since April 1, 1995. The Company's expense under this plan since April 1995 equals the matching contribution under the Plan's formula, while the expense prior to April 1995 and in 1994 and 1993 equalled such matching expense adjusted to reflect the Company's proportionate participation during those years in Cooper's Employee Stock Ownership Plan
(ESOP). No assets or liabilities with respect to Cooper's ESOP were included in the Company's financial statements for either 1994 or 1993. Expense for the years ended December 31, 1995, 1994 and 1993 amounted to $5,753,000, $6,983,000 and $4,211,000, respectively. For 1995, the Company issued 146,232 shares of Common stock and purchased in the open market an additional 33,411 shares to meet the matching obligations under the plan.
        During 1993, for the domestic operations of the Compression and Power Equipment segment, the Company changed its salaried and hourly vacation policies to eliminate carryover vacation rights. No approval was required in the case of the salaried employees and appropriate labor union approvals were obtained in the case of hourly employees. This change resulted in a one-time expense reduction of $3,500,000 in 1993.

NOTE 9:  STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

LONG-TERM INCENTIVE PLAN

                                                      Shares     Range of Option Prices
- ---------------------------------------------------------------------------------------
Stock options outstanding at January 1, 1995            ---                     ---
Options granted to employees                      1,589,185        $16.657 - $26.25
Options cancelled                                   (42,022)                $16.657
- --------------------------------------------------------------------------------------
Stock options outstanding at December 31, 1995    1,547,163        $16.657 - $26.25
======================================================================================

        Options to purchase Common stock are granted to certain executive officers and key management personnel at not less than 100% of the market value of the Company's stock at the date of grant. The options issued during 1995 expire ten years from the date of grant and generally become one-sixth exercisable one year after the date of grant, one-third on each of the second and third anniversary dates following the date of grant and one-sixth at the end of four years. Certain key executives also elected to receive options in lieu of salary for the period beginning July 1, 1995. The options granted under the Options in Lieu of Salary Program are exercisable one year after the date of grant and expire on June 30, 2000. As of December 31, 1995, none of the options granted were exercisable and 952,837 shares of Common stock were reserved for future grants.

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

        Each year, non-employee directors receive one-third of their annual retainer in stock options and may elect to receive the remainder in cash or additional options. The number of options granted to each director is determined using a specified formula. The exercise price of each option is based on the fair market value of the Company's stock at the date of grant. The options expire five years and one day after the date of grant and become exercisable one year following the date of grant. During 1995, options covering 52,421 shares of Common stock were granted at an exercise price of $16.657 per share. As of December 31, 1995, none of the options granted were exercisable and 197,579 shares of Common stock were reserved for future grants.

EMPLOYEE STOCK PURCHASE PLAN

        Under the Cooper Cameron Employee Stock Purchase Plan, the Company is authorized to issue up to 1,000,000 shares of Common stock to its full-time domestic and Canadian employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees may elect each year to have up to 10% of their annual compensation withheld to purchase the Company's Common stock. The purchase price of the stock is 85% of the lower of the beginning-of-plan year or end-of-plan year market price of the Company's Common stock. In the first offering under the plan, approximately 1,600 employees have elected to purchase 235,000 shares of the Company's Common stock at $18.965 per share, or 85% of the market price of the Company's Common stock on July 31, 1996, if lower.

NOTE 10:  LONG-TERM DEBT

                                                         December 31,
- ----------------------------------------------------------------------------
(dollars in thousands)                             1995              1994
- ----------------------------------------------------------------------------
Floating-rate term loans                         $198,400          $     --
Floating-rate revolving credit advances            31,553                --
Debt allocated from Cooper                             --           370,685
Other long-term debt                               34,588             4,315
- ----------------------------------------------------------------------------
                                                  264,541           375,000
Current maturities                                (29,700)             (200)
- ----------------------------------------------------------------------------
Long-term portion                                $234,841          $374,800
============================================================================

        On June 30, 1995, the Company entered into a $475,000,000 Credit Agreement with various lenders to repay the $375,000,000 of outstanding bank indebtedness guaranteed by Cooper and to provide for the Company's general borrowing requirements. The Credit Agreement provided the Company with an aggregate unsecured borrowing capacity consisting of $200,000,000 of floating-rate term loans with scheduled quarterly principal payments through March 31, 2000 and $275,000,000 of floating-rate revolving credit advances ultimately maturing on June 30, 2000. At December 31, 1995, the weighted average interest rates on the term loans and revolving credit advances were 6.51% and 5.93%, respectively. As described further in Note 17, the Company has entered into interest rate swaps with an average maturity of 2.25 years and with a notional value of $125,000,000 at December 31, 1995, resulting in an effective fixed rate of 6.275% beginning January 1, 1996 on a portion of the Company's outstanding debt. The Credit Agreement specifies certain financial covenants which the Company must meet on a quarterly basis and includes other covenants limiting the payment of dividends, repurchase of stock and various other activities. The Company is also required to pay a commitment fee, which at December 31, 1995 equalled .20% annually, on the unused portion of the credit facility.
        In addition to the Credit Agreement, the Company has $34,588,000 of unsecured debt outstanding at the end of 1995 under other credit facilities which are available primarily to its foreign subsidiaries. The average interest rate on this debt at December 31, 1995 was 6.59%. These additional amounts borrowed, including the revolving credit advances, which by their terms represent current liabilities, have been reclassified to long-term debt, reflecting the Company's ability and intention to refinance such amounts under the long-term Credit Agreement.
        Prior to June 30, 1995, the Company's cash and debt were managed on a worldwide basis through Cooper's consolidated cash and debt management system. As a result, the actual amounts of cash or debt historically related to the businesses now making up the Company were not previously determinable. Accordingly, the Asset Transfer Agreement between Cooper and the Company specified a fixed amount of $375,000,000 of debt be allocated to the Company for periods through June 30, 1995 with all positive or negative cash flows being treated as transferred to or from Cooper.
        For the years 1995, 1994 and 1993, total interest expense was $23,273,000, $20,023,000 and $15,852,000, respectively, including $11,858,000 of interest allocated to the Company by Cooper for the six-month period ended June 30, 1995. Interest expense for periods prior to June 30, 1995 is based on a Cooper interest rate that includes both domestic and foreign interest costs believed to be reflective of where the Company carried out its primary business functions. For the six months ended June 30, 1995 and the years 1994 and 1993, aggregate interest rates amounted to 6.3%, 5.2% and 4.2%, respectively.
Interest paid by the Company and paid on the Company's behalf by Cooper is not materially different from the amounts expensed.
        Maturities of long-term debt, which are based primarily on the scheduled payments of the term loans for the five years subsequent to December 31, 1995, are $29,700,000, $47,100,000, $49,600,000, $57,100,000 and $81,041,000,
respectively.
        At December 31, 1995, the Company had two long-term leases extending out 16 and 21 years and involving annual rental payments of approximately $4,000,000. The Company also has numerous other operating leases pertaining to sales offices, office equipment, data processing equipment and other items. The obligations with respect to these leases are generally for less than three years and are not considered to be material individually or in the aggregate.

NOTE 11: POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Following the split-off from Cooper, the Company's salaried employees have participated in various domestic employee welfare benefit plans, including medical, dental and prescriptions among other benefits for active employees. These plans are essentially the same as the plans which employees participated in as part of Cooper. Salaried employees who retired prior to 1989, as well as certain other employees who were near retirement and elected to receive certain benefits, have retiree medical, prescription and life insurance benefits, while active salaried employees will not have postretirement health care benefits.
     The hourly employees had under Cooper, and continue to have under the Company, separate plans with varying benefit formulas. In all cases, however, currently active employees, except for certain employees who are near retirement and previously elected to receive certain benefits, will not receive health care benefits after retirement. All of these plans were and continue to be unfunded.
     The amounts reflected in the table that follows represent the Company's expense and liability as actuarially determined under SFAS No. 106 for the plan year beginning January 1, 1995, and in the case of prior years, the Company's proportionate amounts in various plan groupings actuarially evaluated in arriving at Cooper's overall expense for these plans. The 1995 separate actuarial valuation did not result in any significant changes in the 1995 amounts by comparison with prior years. The decrease in postretirement benefit expense from 1994 to 1995 is primarily attributable to an increase in the amortization of accumulated actuarial gains. These accumulated actuarial gains have resulted primarily from the Company's actual medical claims experience being less than expected at the time of the Company's adoption of SFAS No. 106.


                                                                               Amounts Per Consolidated
                             Accumulated          Items Not Yet Recorded         Financial Statements
                                Post-                in Consolidated           Liability for
                         retirement Benefit         Financial Statements       Postretirement     Net
                              Obligation          Prior       Actuarial        Benefits Other    Annual
(dollars in thousands)         (APBO)           Service Cost  Net Gain         Than Pensions     Expense
- --------------------------------------------------------------------------------------------------------------
Balance-December 31, 1992    $(111,694)         $   -         $   -            $(111,694)        $   -
Benefit payments                 3,887                                             3,887
Plan amendments                  1,000           (1,000)
Actuarial net gain              20,500                          (20,500)
Plan expense:
 Service cost                     (200)                                                              200
 Interest cost                  (6,100)                                                            6,100
 Amortization of prior
  service cost                                      100                                             (100)
 Curtailment gains
  (three plans)                  5,400                                                            (5,400)
                                                                                                  -------
Net annual expense                                                                  (800)         $  800
- ---------------------------------------------------------------------------------------------------------
Balance-December 31, 1993      (87,207)            (900)        (20,500)        (108,607)
Plan amendments                  2,600           (2,600)
Benefit payments                 3,908                                             3,908
Actuarial net gains             21,800                          (21,800)
Plan expense:
 Service cost                     (300)                                                           $  300
 Interest cost                  (5,000)                                                            5,000
 Amortization of prior
  service cost                                      600                                             (600)
 Amortization of
  actuarial net gain                                              1,682                           (1,682)
                                                                                                 --------
Net annual expense                                                                (3,018)        $ 3,018
- ---------------------------------------------------------------------------------------------------------


                                                                           Amounts Per Consolidated
                           Accumulated       Items Not Yet Recorded          Financial Statements
                              Post-             in Consolidated          Liability for
                        retirement Benefit    Financial Statements       Postretirement       Net
                            Obligation       Prior       Actuarial       Benefits Other       Annual
(dollars in thousands)        (APBO)      Service Cost   Net Gain        Than Pensions        Expense
- ---------------------------------------------------------------------------------------------------------
Balance-December 31,1994     (64,199)       (2,900)      (40,618)          (107,717)
Benefit payments               4,035                                          4,035
Actuarial net gains            6,500                      (6,500)
Plan expense:
 Service cost                   (200)                                                         $   200
 Interest cost                (5,200)                                                           5,200
 Amortization of
  prior service cost                           600                                               (600)
 Amortization of
  actuarial net gain                                       5,100                               (5,100)
                                                                                               -------
Net annual income                                                               300          $   (300)
- --------------------------------------------------------------------------------------------------------
Balance-December 31, 1995   $(59,064)      $(2,300)     $(42,018)         $(103,382)
========================================================================================================


                                                                               December 31,
- --------------------------------------------------------------------------------------------------------
                                                                            1995               1994
- --------------------------------------------------------------------------------------------------------
Amount of APBO related to:
 Retired employees                                                        $(50,364)          $(55,699)
 Employees eligible to retire                                               (5,600)            (4,400)
 Other employees                                                            (3,100)            (4,100)
Actuarial assumptions:
 Discount rate                                                                7.18%              8.52%
 Ensuing year to 2002-healthcare cost trend rate                              10.0%              14.5%
                                                                       ratable to         ratable to
                                                                               5.0%               5.5%
Effect of 1% change in healthcare cost trend rate:
 Increase year-end APBO                                                   $  3,800           $  4,900
 Increase expense                                                         $    400           $    400

NOTE 12: INCOME TAXES

                                                                                         YEARS ENDED DECEMBER 31,
- -----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                        1995                   1994               1993
- ------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes:
 U.S. operations                                                         $(181,285)             $     348           $ 62,606
 Foreign operations                                                       (315,111)                 2,995             26,721
- ------------------------------------------------------------------------------------------------------------------------------------
 Income (loss) before income taxes                                       $(496,396)             $   3,343           $ 89,327
====================================================================================================================================

Income taxes:
 Currently payable (receivable):
  U.S. federal                                                           $  (2,111)            $  (15,740)          $ 14,212
  U.S. state and local and franchise                                         1,170                 (2,168)             5,021
  Foreign                                                                    2,260                    169               (828)
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                             1,319                (17,739)            18,405
- ------------------------------------------------------------------------------------------------------------------------------------
 Deferred:
  U.S. federal                                                              (6,168)                17,221              6,216
  U.S. state and local                                                        (927)                 4,026              1,453
  Foreign                                                                    1,051                  3,581             12,764
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                            (6,044)                24,828             20,433
- ------------------------------------------------------------------------------------------------------------------------------------
 Other:
  Effect of change in U.S. federal tax rate on recorded tax balances            --                     --               (700)
  Reserve for prior year deferred tax assets                                 8,382                     --                 --
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                             8,382                     --               (700)
- ------------------------------------------------------------------------------------------------------------------------------------
  Income tax expense                                                     $   3,657             $    7,089           $ 38,138
====================================================================================================================================

Items giving rise to deferred income taxes:
 Tax depreciation in excess of (less than) book depreciation             $  (1,549)            $     (298)          $  5,269
 Reserves and accruals                                                      (2,309)                17,775             22,008
 Inventory allowances, full absorption and LIFO                             (8,111)                 8,509             (3,837)
 Other                                                                       5,925                 (1,158)            (3,007)
- ------------------------------------------------------------------------------------------------------------------------------------
   Deferred income taxes                                                 $  (6,044)            $   24,828           $ 20,433
====================================================================================================================================

The differences between the provision for income taxes and income taxes using the U.S. federal income tax rate were as follows:
  U.S. federal statutory rate                                                35.00%                 35.00%             35.00%
  Nondeductible goodwill                                                     (0.97)                241.24               8.93
  Provision for impairment of goodwill                                      (31.09)                    --                 --
  State and local income taxes                                               (0.23)                 13.25               3.97
  Tax exempt income                                                           0.34                 (58.35)             (2.78)
  Foreign statutory rate differential                                         0.02                 (17.67)             (1.15)
  Change in valuation of prior year tax assets                               (1.69)                    --                 --
  Losses not receiving a tax benefit                                         (2.18)                    --                 --
  All other                                                                   0.06                  (1.41)             (1.28)/2/
- -----------------------------------------------------------------------------------------------------------------------------------
   Total                                                                     (0.74)%               212.06%             42.69%
===================================================================================================================================

Total income taxes paid/1/                                                $   4,248             $    7,201           $ 12,724
===================================================================================================================================


/1/ For periods prior to June 30, 1995, the Company paid taxes to Cooper, who in turn paid the taxes to the various taxing authorities. The amount shown for 1995 represents tax actually paid by the Company since June 30, 1995 and foreign taxes paid by
    Cooper on the Company's behalf through June 30, 1995. Information regarding U.S. taxes paid or refunds received by Cooper on the
    Company's behalf during the first half of 1995 is not available.
/2/ Revised for comparability with 1995.


                                                             December 31,
- -------------------------------------------------------------------------------
(dollars in thousands)                                     1995        1994/1/
- -------------------------------------------------------------------------------
Components of deferred tax balances:
  Deferred tax liabilities:
     Plant and equipment                                 $(45,669)   $ (47,218)
     Inventory                                            (34,203)     (42,314)
     Pensions                                             ( 7,648)     ( 6,676)
     Other                                                ( 6,553)     (12,861)
- -------------------------------------------------------------------------------
       Total deferred tax liabilities                     (94,073)    (109,069)
- -------------------------------------------------------------------------------
  Deferred tax assets:
     Postretirement benefits other than pensions           39,222       43,086
     Reserves and accruals                                 32,495       26,717
     Net operating losses and related deferred tax assets  28,324       17,518
     Other                                                  4,126        2,017
- -------------------------------------------------------------------------------
       Total deferred tax assets                          104,167       89,338
- -------------------------------------------------------------------------------
  Valuation allowance                                     (43,324)     (15,000)
- -------------------------------------------------------------------------------
   Net deferred tax liabilities                          $(33,230)   $ (34,731)
===============================================================================

/1/ Revised for comparability with 1995.


        Although prior to June 30, 1995 the Company's operations were included in the consolidated U.S. federal and certain combined state income tax returns of Cooper, the tax provisions and tax liabilities through that date were determined as if the Company was a stand-alone business filing a separate tax return. Under the agreement between Cooper and the Company pursuant to which the Company's assets and liabilities were legally transferred, the U.S. federal and state and local income and franchise tax liability for periods prior to June 30, 1995 was retained by Cooper and accordingly, the Company does not have any non-deferred tax accruals with respect to these liabilities. Except for the Company's foreign subsidiaries in Germany, Norway and Canada, where the Company's assets and liabilities were transferred pursuant to agreements with Cooper comparable to the domestic agreement referred to above, prior year foreign tax liabilities are the responsibility of the Company. For periods after June 30, 1995, the Company has responsibility for its tax liabilities on a worldwide basis.
        The tax provision includes U.S. tax expected to be payable on the foreign portion of the Company's income before income taxes when such earnings are remitted. The Company's accruals for continuing operations are sufficient to cover the additional U.S. taxes estimated to be payable on the earnings that the Company anticipates will be remitted. Through December 31, 1995, this amounted to essentially all unremitted earnings of the Company's foreign subsidiaries except certain unremitted earnings in the U.K. and Ireland.
        As described in Note 3, the Company had a $441,000,000 non-deductible goodwill write-off as well as $41,509,000 of nonrecurring/unusual charges during 1995. Of the $41,509,000, approximately $18,600,000 was treated as a non-deductible expense because it related to the Company's international operations in countries where the operations have experienced losses over the last several years. In addition to the nonrecurring/unusual charges, these same international operations also had operating losses during 1995 which aggregated $12,300,000 that were treated as non-deductible. Lastly, in 1994 and prior years, deferred tax assets totaling $17,518,000 had been recorded with respect to these operations and the Company has established a valuation allowance against these deferred tax assets. Of this last amount, approximately $9,136,000 was recorded through a reclassification of long-term tax accruals covering pre-1987 unremitted earnings with respect to the Company's operations in the U.K. The Company has determined that these earnings are permanently invested and that, therefore, these long-term accruals are no longer required. The remainder, or $8,382,000, was charged against 1995's tax expense. In total, these items resulted in a $28,324,000 increase in the Company's valuation allowance with respect to deferred tax assets. While the Company is optimistic that these international operations will generate income in future years which will utilize these losses, the income tax accounting rules pertaining to loss recognition as such that the Company believes that the unusual tax provision adjustments described above are appropriate in the circumstances. In general, these losses do not have an expiration date.

NOTE 13:  COMMON STOCK, PREFERRED STOCK AND RETAINED DEFICIT

COMMON STOCK

        At December 31, 1995, 75,000,000 shares of Common stock, par value $.01 per share, were authorized of which 25,146,232 were issued and outstanding. In addition, at year end, a total of 4,131,582 shares of Common stock was reserved for issuance under various employee benefit plans.

PREFERRED STOCK

        The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value of $.01 per share. At December 31, 1995, no preferred shares were issued or outstanding. Shares of preferred stock may be issued in one or more series of classes, each of which series or class shall have such distinctive designation or title as shall be fixed by the Board of Directors of the Company prior to issuance of any shares. Each such series or class shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issuance of such series or class of preferred stock as may be adopted by the Board of Directors prior to the issuance of any shares thereof. A total of 750,000 shares of Series A Junior Participating Preferred Stock has been reserved for issuance upon exercise of the Stockholder Rights described below.

STOCKHOLDER RIGHTS PLAN

        On May 23, 1995, the Company's Board of Directors declared a dividend distribution of one Right for each outstanding share of Common stock. Each Right entitles the registered holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company, par value $.01 per share, for a purchase price of $75, subject to adjustment. The Rights were attached to all outstanding shares of the Company's Common stock immediately following completion of the exchange offer with Cooper (see Note 1). Unless earlier redeemed by the Company at a price of $.01 each, the Rights become exercisable only in certain circumstances constituting a potential change in control of the Company and will expire on April 30, 2005, or such later date as determined by the Board of Directors.
        Each share of Series A Junior Participating Preferred Stock purchased upon exercise of the Rights will be entitled to certain minimum preferential quarterly dividend payments as well as a specified minimum preferential liquidation payment in the event of a merger, consolidation or other similar transaction. Each share will also be entitled to 100 votes to be voted together with the Common stockholders and will be junior to any other series of Preferred Stock authorized or issued by the Company, unless the terms of such other series provides otherwise.
        Under certain circumstances, the Rights may be subject to exercise for additional shares of Common stock or other consideration at a predefined ratio rather than for shares of Series A Junior Participating Preferred Stock.

RETAINED DEFICIT

        The Company's retained deficit as of December 31, 1995 includes a $441,000,000 charge related to the goodwill write-down described in Note 3 of the Notes to Consolidated Financial Statements as well as a $21,251,000 loss from operations during the period from July 1, 1995 through December 31, 1995. Should the Company decide to pay dividends on its Common stock in future periods this deficit would not prohibit such payments. This is the case since under the laws of the State of Delaware in which the Company is incorporated, dividends may be declared by the Company's Board of Directors from a current year's earnings as well as from the net of capital in excess of par value less the retained deficit. Accordingly, at December 31, 1995 the Company had approximately $397,000,000 from which dividends could be paid.

NOTE 14: NET ASSETS

        Prior to June 30, 1995, the Company was not a separate stand-alone entity and, therefore, it did not have any meaningful amounts of Common stock, capital in excess of par value or retained earnings. Accordingly, the equity was reflected as a single amount titled "Net Assets." The table below shows the items which have resulted in increases or decreases to this Net Asset total for the period from December 31, 1992 through the time of the split-off on June 30, 1995. The Company's stockholders' equity activity for the period from June 30, 1995 through December 31, 1995 is shown in the Statement of Consolidated Changes in Stockholders' Equity.


(dollars in thousands)                                                                                           NET ASSETS
- ---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992                                                                                     $  807,167
Adjustment required to recognize minimum pension liability                                                            6,097
Translation adjustment                                                                                              (23,333)
Free cash flow transferred to Cooper /1/                                                                            (13,753)
Allocation of interest and general and administrative expenses, net of tax, from Cooper/1/                           14,588
Net income                                                                                                           51,189
- ---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                                                                                        841,955
Adjustment required to recognize minimum pension liability                                                             (179)
Translation adjustment                                                                                               28,989
Receivable from Cooper                                                                                               36,607
Free cash flow transferred to Cooper /1/                                                                            (42,627)
Allocation of interest and general and administrative expenses, net of tax, from Cooper /1/                          17,130
Net loss                                                                                                             (3,746)
- ---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                                                                                        878,129
Translation adjustment                                                                                               27,106
Allocation of interest and general and administrative expenses, net of tax, from Cooper                               9,539
Operating loss from January 1, 1995 through June 30, 1995                                                           (37,802)
Adjustment of equity balances to reflect split-off from Cooper at June 30, 1995 /2/                                  14,209
- ---------------------------------------------------------------------------------------------------------------------------------
Balance on June 30, 1995 at time of split-off                                                                    $  891,181
- ---------------------------------------------------------------------------------------------------------------------------------

/1/ Revised for comparability with 1995.
/2/ Includes, on a restated basis at June 30, 1995, the effect of the final settlement with Cooper reached during the fourth quarter of 1995. (See Note 1 of the Notes to Consolidated Financial Statements).


Intercompany transactions are principally cash transfers between the Company and Cooper.

NOTE 15: INDUSTRY SEGMENTS

                                      REVENUES                       OPERATING EARNINGS
                                YEARS ENDED DECEMBER 31,           YEARS ENDED DECEMBER 31,
- ----------------------------------------------------------------------------------------------------
(dollars in thousands)      1995        1994        1993         1995         1994         1993
- ----------------------------------------------------------------------------------------------------
Petroleum Production
 Equipment              $  648,141   $  562,680   $  679,461   $  (12,557)  $  (35,553)  $   9,575
Compression and
 Power Equipment           493,602      546,028      660,361       30,010       66,060     103,110
- ----------------------------------------------------------------------------------------------------
                         1,141,743    1,108,708    1,339,822       17,453       30,507     112,685
Other income                 2,292        1,368          956        2,292        1,368         956
- ----------------------------------------------------------------------------------------------------
 Total revenues         $1,144,035   $1,110,076   $1,340,778
- ----------------------------------------------------------------------------------------------------
Goodwill write-down                                              (441,000)
Nonrecurring/
 unusual charges                                                  (41,509)
Interest expense                                                  (23,273)     (20,023)    (15,852)
General corporate                                                 (10,359)      (8,509)     (8,462)
- ----------------------------------------------------------------------------------------------------
Consolidated income
 (loss) before income
 taxes                                                          $(496,396)  $    3,343   $  89,327
- ----------------------------------------------------------------------------------------------------
Investments in uncon-
 solidated subsidiaries
- ----------------------------------------------------------------------------------------------------
Total assets
- ----------------------------------------------------------------------------------------------------

                                      REVENUES                       OPERATING EARNINGS
                                YEARS ENDED DECEMBER 31,           YEARS ENDED DECEMBER 31,
- ----------------------------------------------------------------------------------------------------

(dollars in thousands)      1995        1994        1993         1995         1994         1993

- ----------------------------------------------------------------------------------------------------
Domestic                $  736,079   $  769,676   $  860,139   $    8,566   $   24,448   $  85,526
- ----------------------------------------------------------------------------------------------------

International:
 Europe                    336,133      302,933      433,324        4,988       (3,140)     30,630
 Canada                     60,250      108,106       76,475           94          154      (2,257)
 Other                     108,423       87,035      104,036        2,207        4,612       2,297
- -----------------------------------------------------------------------------------------------------
  Sub-total
  International            504,806      498,074      613,835        7,289        1,626      30,670
- -----------------------------------------------------------------------------------------------------

Eliminations:
 Transfers to
  International            (82,061)    (148,639)    (118,158)
 Transfers to Domestic     (17,081)     (10,403)     (15,994)
 Other                                                              1,598         4,433     (3,511)
- -----------------------------------------------------------------------------------------------------
                         1,141,743    1,108,708    1,339,822       17,453        30,507    112,685
Other income                 2,292        1,368          956        2,292         1,368        956
- -----------------------------------------------------------------------------------------------------
 Total revenues         $1,144,035   $1,110,076   $1,340,778
- -----------------------------------------------------------------------------------------------------
Goodwill write-down                                              (441,000)
Nonrecurring/
 unusual charges                                                  (41,509)
Interest expense                                                  (23,273)      (20,023)   (15,852)
General corporate                                                 (10,359)       (8,509)    (8,462)
- -----------------------------------------------------------------------------------------------------
Consolidated income
 (loss) before income
 taxes                                                         $ (496,396)  $     3,343  $  89,327
- -----------------------------------------------------------------------------------------------------

Investment in uncon-
 solidated subsidiaries
- -----------------------------------------------------------------------------------------------------
 Total assets
- -----------------------------------------------------------------------------------------------------



                                IDENTIFIABLE ASSETS
                                   DECEMBER 31,
- -------------------------------------------------------------
(dollars in thousands)      1995        1994        1993
- -------------------------------------------------------------

Petroleum Production
 Equipment              $  775,353   $1,286,749   $1,252,563
Compression and
 Power Equipment           348,295      379,933      441,186
- -------------------------------------------------------------
                         1,123,648    1,666,682    1,693,749
Other income
- -------------------------------------------------------------
 Total revenues
- -------------------------------------------------------------
Goodwill write-down
Nonrecurring/
 unusual charges
Interest expense
General corporate           10,027       36,607       11,708
- -------------------------------------------------------------
Consolidated income
 (loss) before income
 taxes
- -------------------------------------------------------------
Investments in uncon-
 solidated subsidiaries      1,730        7,091        8,211
- -------------------------------------------------------------
Total assets            $1,135,405   $1,710,380   $1,713,668
- -------------------------------------------------------------

                                      IDENTIFIABLE ASSETS
                                          DECEMBER 31,
- -------------------------------------------------------------

(dollars in thousands)      1995        1994        1993
- -------------------------------------------------------------
Domestic                $  638,245   $  902,895   $  949,510
- -------------------------------------------------------------

International:
 Europe                    449,508      692,880      664,354
 Canada                     26,585       46,096       38,655
 Other                      83,284      118,983      101,618
- -------------------------------------------------------------
  Sub-total
  International            559,377      857,959      804,627
- -------------------------------------------------------------

Eliminations:
 Transfers to
  International            (16,265)     (49,681)     (23,481)
 Transfers to Domestic     (49,569)     (32,095)     (28,475)
 Other                      (8,140)     (12,396)      (8,432)
- -------------------------------------------------------------
                         1,123,648    1,666,682    1,693,749
Other income
- -------------------------------------------------------------
 Total revenues
- -------------------------------------------------------------
Goodwill write-down
Nonrecurring/
 unusual charges
Interest expense
General corporate           10,027       36,607       11,708
- -------------------------------------------------------------
Consolidated income
 (loss) before income
 taxes
- -------------------------------------------------------------

Investment in uncon-
 solidated subsidiaries      1,730        7,091        8,211
- -------------------------------------------------------------
 Total assets           $1,135,405   $1,710,380   $1,713,668
- -------------------------------------------------------------


                                                                      YEARS ENDED DECEMBER 31,
- ------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                         1995              1994              1993
- ------------------------------------------------------------------------------------------------------------
LIFO income:
 Petroleum Production Equipment                              $     --           $     --          $     49
 Compression and Power Equipment                                1,272              2,675            11,604
- ------------------------------------------------------------------------------------------------------------
 Total                                                       $  1,272           $  2,675          $ 11,653
============================================================================================================

Research and development expense:
 Petroleum Production Equipment                              $  1,347           $  1,266          $  2,395
 Compression and Power Equipment                                7,201              7,280             7,357
- ------------------------------------------------------------------------------------------------------------
 Total                                                       $  8,548           $  8,546          $  9,752
============================================================================================================

Depreciation and amortization:
 Petroleum Production Equipment                              $ 46,615           $ 46,118          $ 44,181
 Compression and Power Equipment                               25,071             24,115            26,232
 Corporate                                                         68                 --                --
- ------------------------------------------------------------------------------------------------------------
 Total                                                       $ 71,754           $ 70,233          $ 70,413
============================================================================================================

Capital expenditures:
 Petroleum Production Equipment                              $ 23,132           $ 43,156          $ 47,214
 Compression and Power Equipment                               14,603             20,354            27,190
 Corporate                                                      1,791                 --                --
- ------------------------------------------------------------------------------------------------------------
 Total                                                       $ 39,526           $ 63,510          $ 74,404
============================================================================================================

Goodwill write-down:
 Domestic                                                    $144,719           $     --          $     --
 Europe                                                       259,879                 --                --
 Canada                                                         7,330                 --                --
 Other                                                         29,072                 --                --
- ------------------------------------------------------------------------------------------------------------
 Total                                                       $441,000/1/        $     --          $     --
============================================================================================================

Nonrecurring/unusual expense:
 Domestic                                                    $ 15,584           $     --          $     --
 Europe                                                        19,494                 --                --
 Canada                                                           720                 --                --
 Other                                                          5,711                 --                --
- ------------------------------------------------------------------------------------------------------------
 Total                                                       $ 41,509/2/        $     --          $     --
============================================================================================================

/1/ All related to Petroleum Production Equipment.
/2/ $2,242 related to Compression and Power Equipment and the balance to Petroleum Production Equipment.

        The Company's operations are organized into two segments, Petroleum Production Equipment and Compression and Power Equipment.
        The Petroleum Production Equipment segment manufactures, markets and services valves, wellhead equipment, blowout preventers, chokes and control systems, and other components for oil and gas drilling, production and transmission activities.
        The Compression and Power Equipment segment manufactures, markets and services engines and centrifugal gas and air compressors used in the production, transmission, storage and processing of natural gas and oil as well as a variety of other industrial applications.
        Intersegment sales and related receivables for each of the years shown were immaterial and have been eliminated.
        Export sales to unaffiliated companies were $184,390,000 in 1995, $172,436,000 in 1994, and $297,631,000 in 1993. Of total export sales, approximately 60% in 1995, 60% in 1994, and 71% in 1993 were to Asia, Africa, Australia and the Middle East; 13% in 1995, 11% in 1994, and 12% in 1993 were to Canada and Europe; and 27% in 1995, 29% in 1994, and 17% in 1993 were to Latin America. Foreign currency transaction gains and losses were insignificant for all of the years shown. See Note 3 of the Notes to Consolidated Financial Statements for information regarding 1995 translation losses related to the Company's operations in Venezuela.

NOTE 16:  RELATED PARTY TRANSACTIONS

        The Company received services provided by Cooper including employee benefits administration, cash management, risk management, certain legal services, public relations, domestic tax reporting and internal and domestic external audit through June 30, 1995. The costs associated with these services allocated to the Company amounted to $4,042,000, $8,509,000 and $8,462,000 in 1995, 1994 and 1993, respectively.
        For purposes of the Company's consolidated financial statements, the intercompany account between the Company and Cooper was included as an element of the Company's net assets for periods prior to June 30, 1995. All free cash flows and cash requirements of the Company through June 30, 1995 were considered to be transferred to or provided by Cooper and have been included in this intercompany account.
        The Company reflected a receivable of $36,607,000 at December 31, 1994 due from Cooper representing the excess of free cash flows of the Company, which were transferred to Cooper, over the Company's net loss for the period October 1, 1994 to December 31, 1994. As described further in Note 1, the Company settled the outstanding receivable from Cooper during the fourth quarter of 1995 which resulted in a decrease of $8,817,000 to the Company's equity balance transferred from Cooper at June 30, 1995.
        The Company sells, on third-party terms, small amounts of its products to Cooper. The amount involved in these transactions, as well as transactions with other related parties, are not material to the Company.

NOTE 17: OFF-BALANCE SHEET RISK, CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Off-Balance Sheet Risk

        As a result of having sales and purchases denominated in currencies other than the functional currencies used by the Company's divisions and foreign subsidiaries, the Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of its cash flows. To the extent possible, the Company utilizes natural hedges to minimize the effect on cash flows of fluctuating foreign currencies. When natural hedges are not sufficient, generally it is the Company's policy to enter into forward foreign exchange contracts to hedge significant transactions for periods consistent with the terms of the underlying transactions. The Company does not engage in speculation or hedge nontransaction-related balance sheet exposure. While forward contracts affect the Company's results of operations, they do so only in connection with the underlying transactions. As a result, they do not subject the Company to uncertainty from exchange rate movements, because gains and losses on these contracts offset losses and gains on the transactions being hedged. The volume of forward activity engaged in by the Company from year to year fluctuates in proportion to the level of worldwide cross-border transactions, and contracts generally have maturities that do not exceed one year.
        The table below summarizes, by currency, the contractual amounts of the Company's forward exchange contracts at December 31, 1995 and 1994.


                                                            December 31,
- -------------------------------------------------------------------------------
(dollars in thousands)                                1995               1994
- -------------------------------------------------------------------------------
Pound Sterling                                     $  1,020           $  10,900
French Franc                                          8,861              13,300
Canadian Dollar                                          --              20,000
Other                                                 1,751               3,400
- -------------------------------------------------------------------------------
                                                   $ 11,632           $  47,600
===============================================================================

        Deferred gains and losses on forward foreign exchange contracts based upon anticipated transactions were not material at December 31, 1995 and 1994.
        At December 31, 1995, the Company was contingently liable with respect to approximately $83,536,000 ($93,000,000 at December 31, 1994) of standby letters of credit ("letters") issued in connection with the delivery, installation and performance of the Company's products under contracts with customers throughout the world. Of the outstanding total, approximately 42% relates to the Petroleum Production Equipment segment and the balance, or 58%, to the Compression and Power Equipment segment. The Company was also liable for approximately $2,579,000 in financial letters of credit. While certain of the letters do not have a fixed expiration date, 50% expire in 1996 and the Company would expect to issue new letters in the normal course of business.
        The Company's other off-balance sheet risks are not material.

CONCENTRATIONS OF CREDIT RISK

        See Note 3 for a discussion of the Company's receivables and related reserves with respect to customers in the country of Iran. The Company's other concentrations of credit risk are not significant.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt instruments, interest rate swap contracts and foreign currency forward contracts. The book values of cash and cash equivalents, trade receivables and trade payables and floating-rate debt instruments are considered to be representative of their respective fair values. The Company had $4,315,000 of fixed-rate debt instruments at December 31, 1994, with a fair value of approximately $4,328,000. Based on year-end exchange rates and the various maturity dates of the foreign currency forward contracts, the Company estimates that the contract value is representative of the fair value of these items at December 31, 1995 and 1994.
        The Company enters into interest rate swaps with various financial counterparties as a means of fixing the interest rate on a portion of the Company's floating-rate bank debt. The interest rate differential to be received or paid on the swaps is recognized over the lives of the swaps as an adjustment to interest expense. At December 31, 1995, the Company had entered into swaps with a notional principal value of $125,000,000. The average interest rate on bank debt fixed via these swaps is 6.275% effective January 1, 1996, while the average maturity was 2.25 years. If marked-to-market at December 31, 1995, the interest rate swaps would result in a pre-tax loss of $692,000. However, the Company intends to maintain these swaps through their maturity as long-term hedges of floating-rate bank debt and has therefore not recognized the losses implied by the mark-to-market calculation.

NOTE 18:  PRO FORMA RESULTS OF OPERATIONS

        Because the Company did not become a separate stand-alone entity until June 30, 1995, its results for the first six months of 1995 included allocations from Cooper with respect to interest, insurance and Corporate general and administrative costs. While these allocated amounts are somewhat lower than the amounts actually being incurred by the Company subsequent to June 30, 1995, the differences are not material.

NOTE 19:  SUMMARY OF NONCASH INVESTING AND FINANCING ACTIVITIES


Increase (decrease) in net assets:

                                                                                Year Ended
(dollars in thousands)                                                      December 31, 1995
- ------------------------------------------------------------------------------------------------
Common stock issued for employee retirement savings plan                        $  2,959
Adjustment of minimum pension liability (July 1, 1995 to December 31, 1995)       (1,917)
Adjustment of equity balances to reflect split-off
 from Cooper at June 30, 1995                                                    (14,209)


NOTE 20: UNAUDITED QUARTERLY OPERATING RESULTS


                                                                    1994 (BY QUARTER)
- ----------------------------------------------------------------------------------------------------------
(dollars in thousands)                                 1              2             3              4/2/
- ----------------------------------------------------------------------------------------------------------
Revenues                                            $240,208       $ 291,970      $283,403      $294,495
Gross margin/1/                                       54,095          72,487        69,610        75,309
Net income (loss)                                      8,725          (7,968)       (2,958)       (1,545)
Earnings (loss) per share/4/                            0.35           (0.32)        (0.12)        (0.06)

                                                                    1995 (BY QUARTER)
- ----------------------------------------------------------------------------------------------------------
(dollars in thousands)                                 1              2/3/          3/3/           4/2,3/
- ----------------------------------------------------------------------------------------------------------
Revenues                                            $254,576       $ 268,539      $335,225      $285,695
Gross margin/1/                                       53,079          52,481        77,648        79,029
Net income (loss)                                     (4,252)       (474,550)        6,546       (27,797)
Earnings (loss) per share/4/                           (0.17)         (18.98)         0.26         (1.11)


- -----------------------

/1/ Gross margin equals revenues less cost of sales before depreciation and amortization.
/2/ Includes after-tax income of $785,000 in 1995 and $1,605,000 in 1994 related to LIFO inventory liquidations.
/3/ See Note 3 of the Notes to Consolidated Financial Statements for further information relating to nonrecurring/unusual charges incurred during 1995. /4/ Earnings (loss) per share amounts for periods prior to June 30, 1995 have been computed on a pro forma basis based on the assumption that 25,000,000 shares of Common stock were outstanding during each period presented.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Cooper Cameron Corporation
                                         --------------------------
                                                (Registrant)


Date    July 19, 1996                   /s/ Thomas R. Hix
        -------------                   -----------------
                                        Thomas R. Hix
                                        Senior Vice President &
                                        Chief Financial Officer
                                         and authorized to sign on
                                         behalf of the Registrant