Form 10-Q/A
period 1996-03-31
COOPER CAMERON CORP
filed 1996-07-22
CIK 941548

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q/A
                               (Amendment No. 1)

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


Commission File Number                                1-13884
                      ----------------------------------------------------------



                          Cooper Cameron Corporation
- -------------------------------------------------------------------------------
                   (Exact Name of Registrant in its Charter)

              Delaware                                 76-0451843
- -------------------------------------------------------------------------------
     (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)                 Identification No.)

    515 Post Oak Blvd., Suite 1200, Houston, Texas                77027
 -----------------------------------------------------------------------------
    (Address of Principal Executive Offices)                    (Zip Code)


                                 713/513-3300
- -------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                                      N/A
- --------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes     X                               No _____________
               _____________

Number of shares outstanding of issuer's common stock as of April 30, 1996 was 25,179,358.

     The purpose of this filing is to amend Part I, Item 1 - Financial Statements to reclassify the $441.0 million charge taken on June 30, 1995 related to the impairment of goodwill from the opening value of net assets transferred to the Company by its former parent, Cooper Industries, Inc., (capital in excess of par value) to the Company's opening retained deficit as shown in the consolidated balance sheet. This reclassification, which had no effect on total stockholders' equity, was made at the request of the Staff of the U.S. Securities and Exchange Commission following a review of the Company's recent 1934 Exchange Act filings.

     In conjunction with this change, Note 2 has been added to the Notes to Consolidated Financial Statements and the remaining Notes have been renumbered.

     Part I, Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition has been amended to correct a reference to one of the renumbered Notes.

                         PART I - FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                         COOPER CAMERON CORPORATION
                       CONSOLIDATED RESULTS OF OPERATIONS



                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
(dollars in millions, except per share data)                  1996     1995
                                                             -------  --------


REVENUES................................................      $280.6   $254.6
                                                              ------   ------

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization)..   205.9    201.5
Depreciation and amortization...............................    15.2     17.4
Selling and administrative expenses.........................    44.4     40.1
Interest expense............................................     4.2      6.0
                                                              ------   ------

                                                               269.7    265.0
                                                              ------   ------

   Income (loss) before income taxes........................    10.9    (10.4)

Income tax (provision) benefit..............................    (3.2)     6.1
                                                               ------   ------

Net income (loss)...........................................  $  7.7   $ (4.3)
                                                               ======   ======

Earnings (loss) per share                                     $  .29   $ (.17)
                                                              ======== ========

        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                  March 31,   December 31,
(dollars in millions, except shares and per share data)              1996         1995
                                                                  ----------  -------------

ASSETS
Cash and cash equivalents.......................................   $   11.2       $   12.1
Receivables, net................................................      203.5          192.2
Inventories, net................................................      317.8          308.5
Other...........................................................       14.6           16.0
                                                                   --------       --------
           Total current assets.................................      547.1          528.8
                                                                   --------       --------

Plant and equipment, at cost....................................      683.2          675.4
Less:  accumulated depreciation.................................     (344.8)        (328.8)
Intangibles.....................................................      408.3          412.1
Less:  accumulated amortization.................................     (180.6)        (178.9)
Other assets....................................................       26.5           26.8
                                                                   --------       --------

                TOTAL ASSETS....................................   $1,139.7       $1,135.4
                                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long-term debt............................   $   39.6       $   29.7
Accounts payable and accrued liabilities........................      296.5          284.0
Accrued income taxes............................................        5.0            3.0
                                                                   --------       --------
           Total current liabilities............................      341.1          316.7
                                                                   --------       --------

Long-term debt..................................................      217.4          234.8
Postretirement benefits other than pensions.....................      102.0          103.4
Deferred income taxes...........................................       22.6           22.1
Other long-term liabilities.....................................       34.9           34.8
                                                                   --------       --------
           Total liabilities....................................      718.0          711.8
                                                                   --------       --------

Stockholders' Equity:
    Common stock, par value $.01 per share, 75,000,000 shares
        authorized, 25,146,232 shares issued and outstanding....         .3             .3
    Capital in excess of par value..............................      859.7          859.7
    Translation component and minimum pension liability.........       16.3           25.9
    Retained deficit (including $441.0 charge on June 30, 1995
        related to goodwill impairment).........................     (454.6)        (462.3)
                                                                   --------       --------
           Total stockholders' equity...........................      421.7          423.6
                                                                   --------       --------

                TOTAL LIABILITIES AND STOCKHOLDERS'
                    EQUITY......................................   $1,139.7       $1,135.4
                                                                   ========       ========

        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Three Months Ended
                                                                                   March 31,
                                                                              --------------------
(dollars in millions)                                                          1996    1995  /(1)/
                                                                              -------  -----------

Cash flows from operating activities:
    Net income (loss).......................................................  $  7.7       $  (4.3)
    Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
            Depreciation....................................................    11.8          10.8
            Amortization....................................................     3.4           6.6
            Allocation of interest and general and administrative expenses
                from Cooper Industries, Inc. (net of tax)...................       -           4.7
            Deferred income taxes...........................................     (.3)         (8.1)
            Changes in assets and liabilities, net of translation and
                other non-cash activity:
                   Receivables..............................................   (13.3)         (4.7)
                   Inventories..............................................   (12.9)        (18.5)
                   Accounts payable and accrued liabilities.................    16.0           9.3
                   Other assets and liabilities, net........................      .3          (8.0)
                                                                              ------   -----------

                      Net cash provided by (used for) operating activities..    12.7         (12.2)
                                                                              ------   -----------

Cash flows from investing activities:
    Capital expenditures....................................................    (6.1)        (14.1)
    Proceeds from sales of plant and equipment..............................      .1           2.9
                                                                              ------   -----------

                      Net cash used for investing activities................    (6.0)        (11.2)
                                                                              ------   -----------

Cash flows from financing activities:
    Net loan repayments.....................................................    (7.5)            -
    Transferred from Cooper Industries, Inc.................................       -          22.9
                                                                              ------   -----------

                      Net cash (used for) provided by financing activities..    (7.5)         22.9
                                                                              ------   -----------

Effect of translation on cash...............................................     (.1)           .5
                                                                              ------   -----------

Decrease in cash and cash equivalents.......................................     (.9)            -
                                                                              ------   -----------

Cash and cash equivalents, beginning of period..............................    12.1             -
                                                                              ------   -----------

Cash and cash equivalents, end of period....................................  $ 11.2   $         -
                                                                              ======   ===========

/(1)/   Revised for consistency with the full year 1995 presentation in the
Annual Report to Stockholders.

        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Adjustments
         -----------

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

Note 2.  Retained Deficit
         ----------------

          The Company's retained deficit as of March 31, 1996 and December 31, 1995 includes a $441.0 million charge made on June 30, 1995 related to the goodwill write-down described in Note 3 of the Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders for the year ended December 31, 1995. Should the Company decide to pay dividends on its Common stock in future periods, this deficit would not prohibit such payments. This is the case since under the laws of the State of Delaware in which the Company is incorporated, dividends may be declared by the Company's Board of Directors from a current year's earnings as well as from the net of capital in excess of par value less the retained deficit. Accordingly, at March 31, 1996 the Company had approximately $405 million from which dividends could be paid.

Note 3.  Change in Accounting Policies
         -----------------------------

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

Note 4.  Acquisitions and Divestitures
         -----------------------------

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

Note 5.  Inventories
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

Note 6.  Long-term Debt
         --------------

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

Note 7.  Earnings (Loss) Per Share
         -------------------------

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

CASH FLOW, LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

       During the first quarter of 1996, the Company generated $12.7 million of cash from operations. This positive cash flow, combined with a $.9 million reduction in cash on hand, was utilized to reduce long-term debt by $7.5 million and to pay for $6.1 million of capital expenditures during the quarter. Because of the cyclical nature of the industry in which the Company competes and the long time period from when a large equipment order is first received until the product can be manufactured, delivered and the receivable collected, the Company's liquidity is susceptible to fairly large swings in relatively short periods of time. At present, the Company does not anticipate further reductions in debt during 1996 and may well have an operations related increase in debt in addition to the additional borrowing described below.

       As described further in Note 4 of the Notes to Consolidated Financial Statements, the Company, assuming consummation of the transaction, expects to fund the purchase of Ingram Cactus Company through additional borrowings of approximately $100 million later in the year. Based on debt and equity levels at March 31, 1996, this additional borrowing would have increased the Company's debt to capitalization ratio from the current rate of 38% to approximately 46%. Although a 46% rate is higher than what the Company believes would be appropriate on a long-term basis, the Company does not believe that its overall liquidity will be impaired and in fact currently anticipates that the incremental debt related to Ingram Cactus should be able to be significantly reduced by the end of 1997 assuming no major deterioration in current market conditions. Changes in market conditions to lower levels, however, could detrimentally affect this expectation and cause the Company to operate at higher debt levels than it deems appropriate for a protracted period.

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

            27 - Financial Data Schedule.

       (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended March 31, 1996.



                                   Signatures



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Cooper Cameron Corporation
                                    ---------------------------
                                          (Registrant)



Date    July 19, 1996                              /s/ Thomas R. Hix
     ---------------------------------------      ------------------------------
                                                   Thomas R. Hix
                                                   Senior Vice President &
                                                   Chief Financial Officer
                                                     and authorized to sign on
                                                     behalf of the Registrant