Form 10-Q
period 1996-06-30
COOPER CAMERON CORP
filed 1996-08-14
CIK 941548

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number                                1-13884
                       ---------------------------------------------------------


                          Cooper Cameron Corporation
- --------------------------------------------------------------------------------
                   (Exact Name of Registrant in its Charter)

         Delaware                                                76-0451843
- --------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

    515 Post Oak Blvd., Suite 1200, Houston, Texas                  77027
 -------------------------------------------------------------------------------
       (Address of Principal Executive Offices)                    (Zip Code)

                                 713/513-3300
- --------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

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

            Yes     X                               No _____________
                ---------

Number of shares outstanding of issuer's common stock as of July 31, 1996 was 25,261,548.

                         PART I - FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                           COOPER CAMERON CORPORATION
                       CONSOLIDATED RESULTS OF OPERATIONS


                                                            Second Quarter Ended
                                                                  June 30,
                                                            --------------------
(dollars in millions, except per share data)                  1996        1995  /(1)/
                                                             -------    --------
REVENUES....................................................  $312.4      $ 268.5
                                                              ------      -------

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization)..   227.0        216.0
Depreciation and amortization...............................    15.0         23.5
Selling and administrative expenses.........................    45.1         47.6
Interest expense............................................     4.4          5.9
Provision for impairment of goodwill........................       -        441.0
Nonrecurring/unusual charges................................     2.3         16.9
                                                              ------      -------

                                                               293.8        750.9
                                                              ------      -------

   Income (loss) before income taxes........................    18.6       (482.4)

Income tax (provision) benefit..............................    (5.7)         7.8
                                                              ------      -------

Net income (loss)...........................................  $ 12.9      $(474.6)
                                                              ======      =======

Earnings (loss) per share...................................  $  .49      $(18.98)
                                                              ======      =======


(1)  Revised for consistency with the Company's full year 1995 presentation.



        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                       CONSOLIDATED RESULTS OF OPERATIONS



                                                             Six Months Ended
                                                                  June 30,
                                                         ---------------------------
(dollars in millions, except per share data)                  1996       1995/(1)/
                                                            -------    ---------
REVENUES....................................................  $593.1   $  523.1
                                                              ------   --------

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization)..   432.9      417.6
Depreciation and amortization...............................    30.2       40.8
Selling and administrative expenses.........................    89.6       87.7
Interest expense............................................     8.6       11.9
Provision for impairment of goodwill........................       -      441.0
Nonrecurring/unusual charges................................     2.3       16.9
                                                              ------   --------

                                                               563.6    1,015.9
                                                              ------   --------

   Income (loss) before income taxes........................    29.5     (492.8)

Income tax (provision) benefit..............................    (9.0)      14.0
                                                              ------   --------

Net income (loss)...........................................  $ 20.5   $ (478.8)
                                                              ======   ========

Earnings (loss) per share...................................  $  .78   $ (19.15)
                                                              ======   ========

(1)  Revised for consistency with the Company's full year 1995 presentation.



        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                  June 30,     December 31,
(dollars in millions, except shares and per share data)             1996           1995
                                                                  ---------    -------------
ASSETS
Cash and cash equivalents.......................................  $    2.9       $   12.1
Receivables, net................................................     258.0          192.2
Inventories, net................................................     378.2          308.5
Other...........................................................      26.4           16.0
                                                                  --------       --------
           Total current assets.................................     665.5          528.8
                                                                  --------       --------
Plant and equipment, at cost....................................     716.4          675.4
Less:  accumulated depreciation.................................    (353.4)        (328.8)
Intangibles.....................................................     437.2          412.1
Less:  accumulated amortization.................................    (184.5)        (178.9)
Other assets....................................................      27.9           26.8
                                                                  --------       --------

                TOTAL ASSETS....................................  $1,309.1       $1,135.4
                                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long-term debt............................  $   42.1       $   29.7
Accounts payable and accrued liabilities........................     352.6          284.0
Accrued income taxes............................................       4.8            3.0
                                                                  --------       --------
           Total current liabilities............................     399.5          316.7
                                                                  --------       --------
Long-term debt..................................................     307.4          234.8
Postretirement benefits other than pensions.....................     100.4          103.4
Deferred income taxes...........................................      24.4           22.1
Other long-term liabilities.....................................      37.6           34.8
                                                                  --------       --------
           Total liabilities....................................     869.3          711.8
                                                                  --------       --------
Stockholders' Equity:
    Common stock, par value $.01 per share, 75,000,000 shares
        authorized, 25,216,583 shares issued and outstanding
        (25,146,232 at December 31, 1995).......................        .3             .3
    Capital in excess of par value..............................     862.8          859.7
    Translation component and minimum pension liability.........      18.5           25.9
    Retained deficit (including $441.0 charge on June 30, 1995
        related to goodwill impairment).........................    (441.8)        (462.3)
                                                                  --------       --------
           Total stockholders' equity...........................     439.8          423.6
                                                                  --------       --------

               TOTAL LIABILITIES AND STOCKHOLDERS'
                    EQUITY......................................  $1,309.1       $1,135.4
                                                                  ========       ========

        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Second Quarter Ended
                                                                                      June 30,
                                                                                --------------------
(dollars in millions)                                                              1996      1995
                                                                                 --------  --------

Cash flows from operating activities:
    Net income (loss)..........................................................  $  12.9   $(474.6)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
            Depreciation.......................................................     11.6      16.2
            Amortization.......................................................      3.4       7.3
            Provision for impairment of goodwill...............................        -     441.0
            Nonrecurring/unusual charges.......................................      2.3      16.9
            Allocation of interest and general and administrative expenses
                from Cooper Industries, Inc. (net of tax)......................        -       8.4
            Deferred income taxes..............................................      1.3       3.4
            Changes in assets and liabilities, net of translation and effects of acquisition:
                   Receivables.................................................    (25.6)     36.7
                   Inventories.................................................    (17.0)    (25.8)
                   Accounts payable and accrued liabilities....................     20.0      31.3
                   Other assets and liabilities, net...........................     (2.4)     (6.8)
                                                                                 -------   -------
                      Net cash provided by operating activities................      6.5      54.0
                                                                                 -------   -------

Cash flows from investing activities:
    Capital expenditures.......................................................     (6.0)    (10.7)
    Acquisition of Ingram Cactus Company.......................................   (100.0)        -
    Proceeds from sales of plant and equipment.................................       .2        .3
                                                                                 -------   -------
                      Net cash used for investing activities...................   (105.8)    (10.4)
                                                                                 -------   -------

Cash flows from financing activities:
    Long-term borrowings.......................................................    100.0     334.1
    Loan repaid to Cooper Industries, Inc......................................        -    (334.1)
    Net loan repayments........................................................     (7.5)        -
    Transferred to Cooper Industries, Inc......................................        -     (30.2)
                                                                                 -------   -------
                      Net cash provided by (used for) financing activities.....     92.5     (30.2)
                                                                                 -------   -------

Effect of translation on cash..................................................     (1.5)       .2
                                                                                 -------   -------

Increase (decrease) in cash and cash equivalents...............................     (8.3)     13.6
                                                                                 -------   -------

Cash and cash equivalents, beginning of period.................................     11.2         -
                                                                                 -------   -------

Cash and cash equivalents, end of period.......................................  $   2.9   $  13.6
                                                                                 =======   =======

        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                                 ------------------
(dollars in millions)                                                              1996      1995
                                                                                 --------  --------

Cash flows from operating activities:
    Net income (loss)..........................................................  $  20.5   $(478.8)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
            Depreciation.......................................................     23.3      27.0
            Amortization.......................................................      6.9      13.8
            Provision for impairment of goodwill...............................        -     441.0
            Nonrecurring/unusual charges.......................................      2.3      16.9
            Allocation of interest and general and administrative expenses
                from Cooper Industries, Inc. (net of tax)......................        -       9.5
            Deferred income taxes..............................................      1.1      (4.7)
            Changes in assets and liabilities, net of translation and effects of acquisition:
                   Receivables.................................................    (38.9)     32.1
                   Inventories.................................................    (29.9)    (44.3)
                   Accounts payable and accrued liabilities....................     36.0      40.5
                   Other assets and liabilities, net...........................     (2.1)    (14.8)
                                                                                 -------   -------
                      Net cash provided by operating activities................     19.2      38.2
                                                                                 -------   -------

Cash flows from investing activities:
    Capital expenditures.......................................................    (12.1)    (24.8)
    Acquisition of Ingram Cactus Company.......................................   (100.0)        -
    Proceeds from sales of plant and equipment.................................       .3       3.3
                                                                                 -------   -------
                      Net cash used for investing activities...................   (111.8)    (21.5)
                                                                                 -------   -------

Cash flows from financing activities:
    Long-term borrowings.......................................................    100.0     334.1
    Loan repaid to Cooper Industries, Inc......................................        -    (334.1)
    Net loan repayments........................................................    (15.0)        -
    Transferred to Cooper Industries, Inc......................................        -      (3.8)
                                                                                 -------   -------
                      Net cash provided by (used for) financing activities.....     85.0      (3.8)
                                                                                 -------   -------

Effect of translation on cash..................................................     (1.6)       .7
                                                                                 -------   -------

Increase (decrease) in cash and cash equivalents...............................     (9.2)     13.6
                                                                                 -------   -------

Cash and cash equivalents, beginning of period.................................     12.1         -
                                                                                 -------   -------

Cash and cash equivalents, end of period.......................................  $   2.9   $  13.6
                                                                                 =======   =======

        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Adjustments
         -----------

          The financial information presented as of June 30, 1996 and for the three- and six-month periods ended June 30, 1996 and 1995 has been prepared from the books and records without audit. Financial information as of December 31, 1995 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. However, the Company's results for the three and six months ended June 30, 1995 reflect an allocation of interest expense and certain general and administrative costs and other items from its former parent Cooper Industries, Inc. ("Cooper"). As a consequence, the information presented is not necessarily indicative of the results of operations or financial position that the Company would have achieved had it been a separate stand-alone company during the three and six months ended June 30, 1995. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

Note 2.  Nonrecurring/Unusual Charges
         ----------------------------

          During the second quarter of 1996, the Company recorded approximately $2.3 million of restructuring charges related to the Cooper Energy Services Division of the Compression and Power Equipment segment. The charges cover severance and relocation costs associated with recently initiated changes both at the division's manufacturing facility in Grove City, Pennsylvania and the division's headquarters in Mt. Vernon, Ohio.

          A charge of $16.9 million was recorded during the second quarter of 1995 to establish a reserve for receivables associated with certain of the Company's customers in high risk and/or politically unstable countries. Although the Company has received some payments related to these receivables, substantially all such outstanding receivables continue to be fully reserved at June 30, 1996. The Company will continue to evaluate this reserve as its overall exposure and the political environment with respect to these customers changes.

Note 3.  Retained Deficit
         ----------------

          The Company's retained deficit as of June 30, 1996 and December 31, 1995 includes a $441.0 million charge made on June 30, 1995 related to the goodwill write-down described in Note 3 of the Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders for the year ended December 31, 1995. While the deficit affects the amount of dividends the Company can pay, the Company is able to declare and pay dividends from a current year's earnings as well as from the net of capital in excess of par value less the retained deficit. Accordingly, at June 30, 1996, the Company had approximately $421 million from which dividends could be paid.

Note 4.  Change in Accounting Policies
         -----------------------------

          Effective January 1, 1996, the Company adopted the provisions of Financial Accounting Standards Board Statements No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of) and No. 123 (Accounting for Stock-Based Compensation). Since the Company's previous policy for the evaluation of long-lived assets was more conservative than the approach required under SFAS No. 121, there was no effect on the Company at the time of adopting this new standard. As permitted by SFAS No. 123, the Company will continue to follow existing accounting requirements for stock options and stock-based awards and will not change its current method of measuring compensation expense to the method contained in SFAS No. 123. The pro forma disclosures required by SFAS No. 123 will be included in the Company's year-end 1996 consolidated financial statements.

Note 5.  Acquisitions and Divestitures
         -----------------------------

          During the first quarter of 1996, the Company completed the divestiture of the Cameron division's foundry located in Richmond, Texas. The loss on this sale was fully reserved during 1995. While the Company did not receive any cash consideration from this sale, it did eliminate a $2.7 million annual operating deficit referred to in the 1995 Annual Report to Stockholders, while at the same time providing itself with a reliable source of castings at competitive prices. Additionally, the buyer also assumed various liabilities of the foundry including environmental, severance and others.

          On June 14, 1996, the Company purchased the assets of Ingram Cactus Company for approximately $100 million in cash (subject to an adjustment for the change in working capital yet to be agreed upon by the parties) and the assumption of certain operating liabilities. Ingram Cactus manufactures and sells wellheads, surface systems, valves and actuators used primarily in onshore oil and gas production operations. The acquisition, funded by additional long-term borrowings, has been accounted for under the purchase method resulting in additional goodwill at June 30, 1996 of approximately $25 million, subject to adjustment upon finalization of the purchase price allocation. For 1995, Ingram Cactus had revenues of approximately $105 million and earnings before taxes of $7.5 million. Due to the timing of the acquisition and the resulting availability of earnings data in accordance with the Company's normal practices and procedures, the results of operations for the three- and six-month periods ended June 30, 1996 do not contain any revenues or earnings for Ingram Cactus Company. Based on information now available, such revenues and earnings are not material to the Company's results of operations for those periods.


Note 6.  Inventories
         -----------
                                                     June 30,   December 31,
(dollars in millions)                                  1996         1995
                                                     ---------  -------------
Raw materials......................................   $  63.0        $  56.4
Work-in-process....................................     181.2          147.8
Finished goods, including parts and subassemblies..     269.4          242.3
Perishable tooling and supplies....................       3.8            3.8
                                                      -------        -------
                                                        517.4          450.3

Excess of current standard costs over LIFO costs...    (102.3)        (101.5)
Allowance for obsolete and slow-moving inventory...     (36.9)         (40.3)
                                                      -------        -------

Net inventories....................................   $ 378.2        $ 308.5
                                                      =======        =======

Note 7.  Long-term Debt
         --------------

          On June 19, 1996, the Company amended its long-term Credit Agreement: to postpone by one year, from June 30, 1996 to June 30, 1997, the beginning of the scheduled annual step-downs in its maximum allowed total debt to total capitalization ratio from 55% for the period through June 30, 1997 to 40% for periods after June 30, 1999; to extend by one year the deadline for taking restructuring charges that do not count against the minimum required interest coverage ratio; to permit certain specified stock repurchases and dividend payments, subject to certain limitations, primarily that the ratio of total debt to total capitalization must be less than 40% both before and after such stock repurchases or dividend payments; and, to make various other minor clarifications and corrections to the original agreement. None of these changes were made as a result of the Company being unable to meet any of its covenant requirements based on current or anticipated future performance. The Company was in compliance with all loan covenants at June 30, 1996.

          At June 30, 1996, the Company has classified $42.1 million of its outstanding indebtedness as current based on the scheduled maturities of its Credit Facility term loans during the next twelve months. Other amounts borrowed totaling $161.0 million, including $135.5 million borrowed as revolving credit advances under the Credit Facility, which by their terms represent current liabilities, have been reclassified to long-term debt reflecting the Company's intention and ability to refinance such amounts under its long-term Credit Agreement. At June 30, 1996, the Company had $139.5 million of committed borrowing capacity available under its long-term Credit Agreement plus additional uncommitted amounts available under various other borrowing arrangements.

Note 8.  Earnings (Loss) Per Share
         -------------------------

          Earnings (loss) per share for the three- and six-month periods ended June 30, 1995 has been calculated on a pro forma basis as if 25 million shares of the Company's common stock were outstanding during that period. The weighted average number of common shares and common share equivalents outstanding for the three- and six-month periods ended June 30, 1996, was 26.3 million and 26.2 million, respectively.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

       Certain of the comments which follow represent forward-looking information with respect to the Company's future results of operations and its related capital resources and financial condition. The Company relies on a variety of internal and external information as well as management judgment in order to develop such forward-looking information. Because of the inherent limitations in this process, as well as the relatively volatile nature of the industry in which the Company operates, there can be no assurance that actual results will not differ materially from this forward-looking information. Accordingly, evaluation of the future prospects of the Company must be made with caution when relying on this forward-looking information.

SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

       Cooper Cameron Corporation had net income of $12.9 million, or $.49 per share, for the second quarter of 1996. Included is a charge of $2.3 million ($1.4 million after tax), or $.05 per share, associated with cost rationalization efforts, including staff reductions and relocations, in the Compression and Power Equipment segment (see Note 2 of the Notes to Consolidated Financial Statements). The Company expects that an additional $3-4 million, including additional personnel relocation costs as well as the cost of reconfiguring the plant in Grove City, Pennsylvania to more effectively provide customers with parts and service, will be incurred in connection with these changes during the balance of 1996 and the first part of 1997. The Company's projections indicate that these anticipated changes, once fully implemented, should reduce annual operating costs by between $6 and $8 million per year. Because the preceding projection involves various estimates of future events that the Company cannot completely control, the actual savings could be different than the projection. Uncertainties affecting the estimates include the level of order activity for this operation, labor relations and other factors.

       The second quarter 1996 net income compares with a net loss of $474.6 million, or $18.98 per share on a pro forma basis, for the second quarter of 1995. The second quarter 1995 loss included a noncash goodwill write-off of $441.0 million and a charge of $16.9 million ($10.1 million after tax) related to certain high risk accounts receivable. Excluding the above charges, net income for the quarter ended June 30, 1996, would have been $14.3 million, or $.54 per share, compared with a net loss of $23.5 million, or $.94 per share, for the second quarter of 1995. This improvement in net income was the result of increased revenues and cost reductions in both the Petroleum Production Equipment and Compression and Power Equipment segments.

REVENUES

        Revenues for the second quarter of 1996 totaled $312.4 million, an increase of 16% from $268.5 million in the second quarter of 1995. Approximately 27% of this improvement occurred in the Petroleum Production Equipment segment and 73% in the Compression and Power Equipment segment.

       The Petroleum Production Equipment segment's second quarter 1996 revenues of $172.5 million represented an increase of 7% over the $160.5 million in the second quarter of 1995. (The second quarter of 1995 included revenues of $3.6 million related to the Wheeling Machine Products Division, which was sold during the fourth quarter of 1995.) The revenue increase primarily reflected an improvement in general market conditions driven by higher and more stable oil and natural gas prices. Additionally, increased shipments associated with large subsea projects in the North Sea contributed to the higher revenue level.

       Order activity for this segment in the second quarter of 1996 totaled $218.7 million, an increase of 48% from the same period in 1995 due to improved worldwide market conditions and increased subsea activity in both the North Sea and the Gulf of Mexico. The subsea market continues to be very active, with several major projects currently expected to generate orders during the remainder of 1996 or early 1997. Due to the value and complex nature of these projects, however, the specific timing of an order is very difficult to estimate.

       Revenues for the Compression and Power Equipment segment of $139.9 million increased 30% from $108.0 million in the second quarter of 1995. This improvement was the result of increased natural gas compression equipment shipments in the North American market, gas turbine and compressor projects in the international market, and continued strong centrifugal air compressor activity. The increase in revenues associated with gas compression equipment and turbine and compressor projects was the result of the improved order activity which began in the second half of 1995 as market fundamentals improved. Strong demand for centrifugal air compressors continued for both industrial and air separation applications, and in both domestic and international markets. Incoming orders for the segment were $132.1 million in the second quarter of 1996, an increase of 27% from the second quarter of 1995.

COSTS AND EXPENSES

          Cost of sales (exclusive of depreciation and amortization) of $227.0 million in the second quarter of 1996 increased by $11.0 million, or 5%, compared with $216.0 million in the same period of 1995. This increase is attributable to the previously discussed revenue improvement partially offset by several other factors. Within the Petroleum Production Equipment segment, the gross margin percent (defined as revenues less cost of sales as a percentage of revenues) increased to 27.5% in the second quarter of 1996 from 16.7% in the second quarter of 1995. This improvement was the result of some increase in prices, very low margin projects shipped in the second quarter of 1995 that did not recur in 1996, higher production levels which result in a leveraging of various manufacturing support costs that are relatively fixed in the short-term, and various cost reduction programs. For the Compression and Power Equipment segment, the gross margin percent increased from 23.8% in the second quarter of 1995 to 27.2% in the second quarter of 1996. This improvement resulted from higher production levels resulting in the leveraging of manufacturing support costs and improved pricing in the centrifugal air compressor business.

       Selling and administrative expenses decreased by $2.5 million, from $47.6 million in the second quarter of 1995 to $45.1 million in the second quarter of 1996. This reduction was primarily a result of benefits being derived from earlier cost rationalization actions combined with efforts to control costs as the business expands. Selling and administrative costs as a percentage of revenues improved from 17.7% in the second quarter of 1995 to 14.4% in the second quarter of 1996.

       Reflecting the various factors discussed above, EBITDA (defined as earnings before interest, taxes, depreciation and amortization, and nonrecurring/unusual charges) was $40.3 million in the second quarter of 1996, an increase of $35.4 million from the second quarter of 1995, with $21.9 million of the improvement in the Petroleum Production Equipment segment and $13.8 million in the Compression and Power Equipment segment. EBITDA is a performance measurement that is commonly used in the oilfield equipment and service industry and its presentation is intended to supplement, not replace, other measurements of financial performance, including net income and cash flows.

       Depreciation and amortization expense decreased by $8.5 million, from $23.5 million in the second quarter of 1995 to $15.0 million in the second quarter of 1996. This decline is primarily due to the effect on goodwill amortization of the $441.0 million goodwill write-off recorded in the second quarter of 1995 and several adjustments also recorded in the second quarter of 1995 to reflect changes in depreciation expense for the first six months of 1995.

       Interest expense decreased by $1.5 million, or 25%, from $5.9 million in the second quarter of 1995 to $4.4 million in the second quarter of 1996. This decline was the result of a lower average debt level as well as a slightly lower average interest rate. During the first two quarters of 1995 debt was constant at $375.0 million, representing an allocated amount from Cooper Industries, Inc. prior to the split-off. Debt increased from $257.0 million at March 31, 1996, to $349.5 million at June 30, 1996, including approximately $100.0 million related to the purchase of the assets of Ingram Cactus Company on June 14, 1996. See Note 5 of the Notes to Consolidated Financial Statements for further information.

       Income taxes increased from a credit of $7.8 million in the second quarter of 1995 to expense of $5.7 million in the second quarter of 1996. The Company's effective tax rate for the second quarter of 1996 was 30.6%, compared to 18.8% in the second quarter of 1995. The second quarter of 1995 included the effect of adjusting the full year estimated effective tax rate from 59.1% in the first quarter of 1995 to 27.0% at June 30, 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

       Cooper Cameron Corporation had net income of $20.5 million, or $.78 per share, for the six months ended June 30, 1996, compared to a net loss of $478.8 million, or $19.15 per share, for the same period in 1995. The results for both periods include the charges previously discussed in the second quarter comparison and further described in Note 2 of the Notes to Consolidated Financial Statements. Absent these charges, net income for the first six months of 1996 would have been $21.9 million, or $.84 per share, compared with a pro forma loss of $27.7 million, or $1.11 per share, for the same period in 1995. This improvement in net income was largely the result of increased revenues in both segments and cost reductions in the Petroleum Production Equipment segment.

REVENUES

       Revenues for the six months ended June 30, 1996, totaled $593.1 million, an increase of 13% from the $523.1 million in the first six months of 1995. This $70.0 million increase in revenues was split fairly evenly between the two segments.

       The Petroleum Production Equipment segment's revenues of $343.9 million represented an increase of 12% over the $308.3 million in the first six months of 1995. (The six months ended June 30, 1995, included revenues of $7.2 million related to the Wheeling Machine Products Division, which was sold during the fourth quarter of 1995.) This increase in revenues was due to generally improved worldwide market conditions and increased subsea shipments in the North Sea discussed in the quarterly comparison, as well as increased shipments of subsea equipment to the Gulf of Mexico in the first quarter of 1996. Order activity for this segment for the first six months of 1996 totaled $380.8 million, an increase of 3% from the same period in 1995, which included two large subsea projects in the North Sea totaling in excess of $70 million. No orders of this magnitude have been recorded thus far in 1996.

       Revenues for the Compression and Power Equipment segment were $249.2 million for the first half of 1996, an increase of 16% from the $214.8 million in the six months ended June 30, 1995. This improvement was largely the result of increased international gas turbine and compressor project revenues from the very low level experienced in the first half of 1995, and continued strong centrifugal air compressor shipments. Order activity in this segment for the first six months of 1996 totaled $258.5 million, an increase of 27% from the same period in 1995.

COSTS AND EXPENSES

       Cost of sales (exclusive of depreciation and amortization) of $432.9 million in the first six months of 1996 increased by $15.3 million, or 4%, compared with $417.6 million in the same period of 1995. This increase was the result of the revenue growth discussed previously, partially offset by several other factors. The gross margin percentage (defined as revenues less cost of sales as a percentage of revenues) in the Petroleum Production Equipment segment improved to 27.5% for the six months ended June 30, 1996, compared to 18.1% for the same period in 1995. This improvement was the result of improved pricing, several very low margin projects shipped during the first half of 1995 that did not recur in 1996, the leveraging of manufacturing support costs, and cost reduction programs. Within the Compression and Power Equipment segment, gross margin percentage improved from 23.1% in the first six months of 1995 to 26.4% in the first six months of 1996. This improvement largely resulted from increased production levels and the related leveraging of manufacturing support costs. Additionally, continued strong market conditions in the centrifugal air compressor business have provided the opportunity for improvement in pricing.

       Selling and administrative expenses increased by $1.9 million, or 2%, from $87.7 million in the first six months of 1995 to $89.6 million in the first six months of 1996. This small increase was primarily the result of relatively low levels of inflation and greater corporate expenses in the first half of 1996 than those allocated from Cooper in the first half of 1995, partially offset by cost control efforts. As a percentage of revenues, selling and administrative costs decreased to 15.1% in the six months ended June 30, 1996, compared to 16.8% for the same period in 1995.

       As a result of the various factors discussed above, EBITDA (defined as earnings before interest, taxes, depreciation and amortization, and nonrecurring/unusual charges) was $70.6 million for the six months ended June 30, 1996, an increase of $52.8 million from the same period in 1995, with $37.6 million of the improvement in the Petroleum Production Equipment segment and $15.8 million in the Compression and Power Equipment segment. EBITDA is a performance measurement that is commonly used in the oilfield equipment and service industry and its presentation is intended to supplement, not replace, other measurements of financial performance, including net income and cash flows.

       Depreciation and amortization expense decreased by $10.6 million, from $40.8 million in the first half of 1995 to $30.2 million in the first six months of 1996. This decline is primarily due to the effect on goodwill amortization of the $441.0 million goodwill write-off recorded in the second quarter of 1995 and relatively low capital expenditures during the past year.

       Interest expense decreased by $3.3 million, or 28%, from $11.9 million in the first six months of 1995 to $8.6 million in the same period of 1996. This decline was the result of a lower average debt level as well as a somewhat lower average interest rate. During the first two quarters of 1995 debt was constant at $375.0 million, representing an allocated amount from Cooper Industries, Inc. Debt increased from $264.5 million at December 31, 1995, to $349.5 million at June 30, 1996, including approximately $100.0 million related to the purchase of the assets of Ingram Cactus Company on June 14, 1996.

       Income taxes increased from a credit of $14.0 million for the six months ended June 30, 1995, to expense of $9.0 million for the six months ended June 30, 1996. The Company's estimated full-year 1996 effective tax rate is 30.4% compared to a 27.0% estimated effective tax rate for 1995.

CASH FLOW, LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

       During the first six months of 1996, the Company generated $19.2 million of cash from operations. This positive cash flow, combined with a $9.2 million reduction of cash on hand (excluding the effect of translation), was used to reduce long-term debt by $15.0 million and to pay for $12.1 million of capital expenditures. In June 1996, the Company funded the $100.0 million purchase price of Ingram Cactus Company through additional long-term borrowings, raising the Company's total debt to capitalization ratio to 44.3%, well below the maximum allowed ratio of 55% contained in the covenants of the Company's long-term Credit Agreement. The Ingram Cactus purchase price is subject to an adjustment for the change in working capital from December 31, 1995 to the closing date on June 14, 1996. Although no adjustment has yet been agreed to by the parties involved, the Company currently anticipates making an additional payment which will be funded by additional borrowings.

       On June 19, 1996, the Company amended various provisions of its long-term Credit Agreement. These changes, which were designed in part to more readily accommodate the Ingram Cactus acquisition, also provided the Company with additional flexibility regarding share repurchases and dividend payments and served to clarify and correct various provisions in the original agreement. These changes are described in further detail in Note 7 of the Notes to Consolidated Financial Statements. None of these changes were made in anticipation of the Company being unable to meet the existing requirements and covenants of the original agreement.

       Because of the nature of the industry in which the Company competes and the long time period from when a large equipment order is first received until the product can be manufactured, delivered and the receivable collected, the Company's liquidity is susceptible to fairly large swings in relatively short periods of time. At present, the Company anticipates an increase in debt during the second half of 1996 to meet the working capital requirements of various large equipment orders, primarily in the Compression and Power Equipment segment. Additional reductions in debt are then expected beginning in the first half of 1997 as the receivables from these large equipment sales are collected, assuming no major deterioration in current market conditions. The Company currently anticipates being able to meet all of its existing loan covenants during the foreseeable future.

       Changes in receivables, inventories, accounts payable and accrued liabilities and other asset and liability accounts from the comparable amounts at December 31, 1995 reflect the acquisition of Ingram Cactus Company in June 1996 and normal operating activity during the six-month period ended June 30, 1996.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27 - Financial Data Schedule.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the three months ended June 30, 1996.



                                   Signatures



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Cooper Cameron Corporation
                                    ---------------------------
                                          (Registrant)



Date    August 14, 1996                  /s/ Thomas R. Hix
     -----------------------------       ------------------------------------
                                         Thomas R. Hix
                                         Senior Vice President &
                                         Chief Financial Officer
                                           and authorized to sign on
                                           behalf of the Registrant