Form 10-Q
period 1996-09-30
COOPER CAMERON CORP
filed 1996-11-06
CIK 941548

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number                                1-13884
                       ---------------------------------------------------------


                          Cooper Cameron Corporation
--------------------------------------------------------------------------------
                   (Exact Name of Registrant in its Charter)


            Delaware                                            76-0451843
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


515 Post Oak Blvd., Suite 1200, Houston, Texas                   77027
-------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                    (Zip Code)


                                 713/513-3300
-------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


                                      N/A
--------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X      No
                               -----       -----

Number of shares outstanding of issuer's common stock as of October 31, 1996 was 25,595,227.

                        PART I - FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                          COOPER CAMERON CORPORATION
                      CONSOLIDATED RESULTS OF OPERATIONS



                                                            Three Months Ended
                                                                September 30,
                                                            -------------------
(dollars in millions, except per share data)                  1996     1995/(1)/
                                                            --------   --------

REVENUES....................................................  $378.8   $335.2
                                                              ------   ------

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization)..   277.7    257.6
Depreciation and amortization...............................    15.9     15.6
Selling and administrative expenses.........................    50.7     44.9
Interest expense............................................     5.8      6.4
Nonrecurring/unusual charges................................     1.0      1.8
                                                              ------   ------

                                                               351.1    326.3
                                                              ------   ------

   Income before income taxes...............................    27.7      8.9

Income tax provision........................................    (8.4)    (2.4)
                                                              ------   ------

Net income..................................................  $ 19.3   $  6.5
                                                              ======   ======

Earnings per share -

  Primary...................................................  $0.72    $0.26
                                                              =====    =====

  Fully diluted.............................................  $0.72    $0.26
                                                              =====    =====

(1)  Revised for consistency with the Company's full year 1995 presentation.

       The accompanying notes are an integral part of these statements.

                          COOPER CAMERON CORPORATION
                      CONSOLIDATED RESULTS OF OPERATIONS


                                                              Nine Months Ended
                                                                 September 30,
                                                              ------------------
(dollars in millions, except per share data)                   1996    1995/(1)/
                                                              -------  --------

REVENUES....................................................  $971.9   $  858.3
                                                              ------   --------

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization)..   710.6      675.1
Depreciation and amortization...............................    46.0       56.5
Selling and administrative expenses.........................   140.3      132.6
Interest expense............................................    14.5       18.2
Provision for impairment of goodwill........................      --      441.0
Nonrecurring/unusual charges................................     3.3       18.7
                                                              ------   --------

                                                               914.7    1,342.1
                                                              ------   --------

   Income (loss) before income taxes........................    57.2     (483.8)

Income tax (provision) benefit..............................   (17.4)      11.5
                                                              ------   --------

Net income (loss)...........................................  $ 39.8   $ (472.3)
                                                              ======   ========

Earnings (loss) per share -

  Primary...................................................  $ 1.51   $ (18.76)
                                                              ======   =========

  Fully diluted............................................   $ 1.50   $ (18.76)
                                                              ======   ========

(1)  Revised for consistency with the Company's full year 1995 presentation.

        The accompanying notes are an integral part of these statements.

                          COOPER CAMERON CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                            September 30,   December 31,
(dollars in millions, except shares and per share data)                          1996           1995
                                                                            --------------  -------------

ASSETS
Cash and cash equivalents.................................................       $    8.4       $   12.1
Receivables, net..........................................................          280.7          192.2
Inventories, net..........................................................          393.6          308.5
Other.....................................................................           26.4           16.0
                                                                                 --------       --------
           Total current assets...........................................          709.1          528.8
                                                                                 --------       --------
Plant and equipment, at cost..............................................          723.2          675.4
Less:  accumulated depreciation...........................................         (364.7)        (328.8)
Intangibles...............................................................          443.0          412.1
Less:  accumulated amortization...........................................         (192.4)        (178.9)
Other assets..............................................................           28.1           26.8
                                                                                 --------       --------

                TOTAL ASSETS..............................................       $1,346.3       $1,135.4
                                                                                 ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long-term debt......................................       $   44.6       $   29.7
Accounts payable and accrued liabilities..................................          345.3          284.0
Accrued income taxes......................................................            1.6            3.0
                                                                                 --------       --------
           Total current liabilities......................................          391.5          316.7
                                                                                 --------       --------
Long-term debt............................................................          322.6          234.8
Postretirement benefits other than pensions...............................           99.1          103.4
Deferred income taxes.....................................................           24.5           22.1
Other long-term liabilities...............................................           38.2           34.8
                                                                                 --------       --------
           Total liabilities..............................................          875.9          711.8
                                                                                 --------       --------
Stockholders' Equity:
    Common stock, par value $.01 per share, 75,000,000 shares
        authorized, 25,609,727 shares issued (25,146,232 at
        December 31, 1995)................................................             .3             .3
    Capital in excess of par value........................................          873.7          859.7
    Translation component and minimum pension liability...................           20.1           25.9
    Retained deficit (including $441.0 charge on June 30, 1995
        related to goodwill impairment)...................................         (422.5)        (462.3)
    Less:  Treasury stock (22,500 shares at September 30, 1996), at cost..           (1.2)            --
                                                                                 --------       --------
           Total stockholders' equity.....................................          470.4          423.6
                                                                                 --------       --------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................       $1,346.3       $1,135.4
                                                                                 ========       ========

       The accompanying notes are an integral part of these statements.

                          COOPER CAMERON CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Three Months Ended
                                                                                    September 30,
                                                                                 ------------------
(dollars in millions)                                                             1996    1995/(1)/
                                                                                 -------  ---------

Cash flows from operating activities:
    Net income.................................................................  $ 19.3   $    6.5
    Adjustments to reconcile net income to net cash (used for) provided by operating activities:
            Depreciation.......................................................    12.3       12.2
            Amortization.......................................................     3.6        3.4
            Nonrecurring/unusual charges.......................................     1.0        1.0
            Deferred income taxes..............................................     8.4       (1.8)
            Changes in assets and liabilities, net of translation and effects of acquisition:
                   Receivables.................................................   (21.9)      (5.9)
                   Inventories.................................................   (15.0)      49.0
                   Accounts payable and accrued liabilities....................   (14.2)      (4.5)
                   Other assets and liabilities, net...........................    (4.0)      (5.4)
                                                                                 ------   --------
                      Net cash (used for) provided by operating activities.....   (10.5)      54.5
                                                                                 ------   --------

Cash flows from investing activities:
    Capital expenditures.......................................................    (7.5)      (5.7)
    Proceeds from sales of plant and equipment.................................      .1        2.2
                                                                                 ------   --------
                      Net cash used for investing activities...................    (7.4)      (3.5)
                                                                                 ------   --------
Cash flows from financing activities:
    Loan borrowings (repayments), net..........................................    17.7      (49.1)
    Activity under stock option and other benefit plans........................     5.6         --
                                                                                 ------   --------
                      Net cash provided by (used for) financing activities.....    23.3      (49.1)
                                                                                 ------   --------
Effect of translation on cash..................................................      .1       (2.7)
                                                                                 ------   --------

Increase (decrease) in cash and cash equivalents...............................     5.5       (0.8)
                                                                                 ------   --------

Cash and cash equivalents, beginning of period.................................     2.9       13.6
                                                                                 ------   --------

Cash and cash equivalents, end of period.......................................  $  8.4   $   12.8
                                                                                 ======   ========


(1)  Revised for consistency with the Company's full year 1995 presentation.

       The accompanying notes are an integral part of these statements.

                          COOPER CAMERON CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                   -----------------------
(dollars in millions)                                                                1996          1995(1)
                                                                                   -------         -------

Cash flows from operating activities:
    Net income (loss)............................................................  $  39.8        $(472.3)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
            Depreciation.........................................................     35.6           39.2
            Amortization.........................................................     10.4           17.3
            Provision for impairment of goodwill.................................       --          441.0
            Nonrecurring/unusual charges.........................................      3.3           17.9
            Allocation of interest and general and administrative expenses from
                Cooper Industries, Inc. through June 30, 1995 (net of tax).......       --            9.5
            Deferred income taxes................................................      9.5           (6.6)
            Changes in assets and liabilities, net of translation and effects of acquisition:
                   Receivables...................................................    (60.8)          26.1
                   Inventories...................................................    (44.8)           4.7
                   Accounts payable and accrued liabilities......................     21.8           36.1
                   Other assets and liabilities, net.............................     (6.1)         (20.2)
                                                                                   -------        -------
                      Net cash provided by operating activities..................      8.7           92.7
                                                                                   -------        -------
Cash flows from investing activities:
    Capital expenditures.........................................................    (19.7)         (30.5)
    Acquisition of Ingram Cactus Company.........................................   (100.0)            --
    Proceeds from sales of plant and equipment...................................       .4            5.5
                                                                                   -------        -------
                      Net cash used for investing activities.....................   (119.3)         (25.0)
                                                                                   -------        -------
Cash flows from financing activities:
    Loan borrowings (repayments), net............................................      2.7          (49.1)
    Long-term borrowings.........................................................    100.0          334.1
    Loan repaid to Cooper Industries, Inc........................................       --         (334.1)
    Activity under stock option and other benefit plans..........................      5.6             --
    Transferred to Cooper Industries, Inc........................................       --           (3.8)
                                                                                   -------        -------
                      Net cash provided by (used for) financing activities.......    108.3          (52.9)
                                                                                   -------        -------
Effect of translation on cash....................................................     (1.4)          (2.0)
                                                                                   -------        -------
Increase (decrease) in cash and cash equivalents.................................     (3.7)          12.8
                                                                                   -------        -------
Cash and cash equivalents, beginning of period...................................     12.1             --
                                                                                   -------        -------
Cash and cash equivalents, end of period.........................................  $   8.4        $  12.8
                                                                                   =======        =======

(1)  Revised for consistency with the Company's full year 1995 presentation.

       The accompanying notes are an integral part of these statements.

                          COOPER CAMERON CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Adjustments

     The financial information presented as of September 30, 1996 and for the three-and nine-month periods ended September 30, 1996 and 1995 has been prepared from the books and records without audit. Financial information as of December 31, 1995 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. However, the Company's results for the nine months ended September 30, 1995 reflect an allocation of interest expense and certain general and administrative costs and other items from its former parent Cooper Industries, Inc. ("Cooper") through June 30, 1995. As a consequence, the information presented is not necessarily indicative of the results of operations or financial position that the Company would have achieved had it been a separate stand-alone company during the nine months ended September 30, 1995. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.


Note 2.  Nonrecurring/Unusual Charges

     During the nine months ended September 30, 1996, the Company recorded approximately $2.4 million of restructuring charges related to the Cooper Energy Services Division of the Compression and Power Equipment segment, including $.1 million recorded in the third quarter of 1996. The charges cover severance and relocation costs associated with recently initiated changes both at the division's manufacturing facility in Grove City, Pennsylvania and the division's headquarters in Mt. Vernon, Ohio. Additionally, the Company recorded a $.9 million charge in the Petroleum Production Equipment segment related to certain one-time costs of integrating the acquired Ingram Cactus operations with the operations of the Cameron Division. Additional costs relating to both these projects are expected to be incurred during the fourth quarter of 1996.

     A charge of $18.7 million was recorded during the nine months ended September 30, 1995 to establish a reserve for receivables associated with certain of the Company's customers in high risk and/or politically unstable countries and for accruals for employee severance in the Petroleum Production Equipment segment. Although the Company has received payments related to these receivables, substantially all such outstanding receivables continue to be fully reserved at September 30, 1996. The Company will continue to evaluate this reserve as its overall exposure and the political environment with respect to these customers changes.

Note 3.  Retained Deficit

     While the Company has a retained deficit, it is able to declare and pay dividends from a current year's earnings as well as from the net of capital in excess of par value less the retained deficit. Accordingly, at September 30, 1996, the Company had approximately $451.2 million from which dividends could be paid.


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


Note 5.  Acquisitions and Divestitures

     During the first quarter of 1996, the Company completed the divestiture of the Cameron division's foundry located in Richmond, Texas. The loss on this sale was fully reserved during 1995. While the Company did not receive any cash consideration from this sale, it did eliminate a $2.7 million annual operating deficit referred to in the 1995 Annual Report to Stockholders, while at the same time maintaining a reliable source of castings at competitive prices. Additionally, the buyer also assumed various liabilities of the foundry including environmental, severance and others.

     On June 14, 1996, the Company purchased the assets of Ingram Cactus Company for approximately $100 million in cash (subject to an adjustment, yet to be agreed upon by the parties, for the change in working capital) and the assumption of certain operating liabilities. The acquired operations manufacture and sell wellheads, surface systems, valves and actuators used primarily in onshore oil and gas production operations. The acquisition, funded by additional long-term borrowings, has been accounted for under the purchase method resulting in goodwill at September 30, 1996 of approximately $25 million, subject to adjustment upon finalization of the purchase price allocation. For 1995, Ingram Cactus had revenues of approximately $105 million and earnings before taxes of $7.5 million.

     During October 1996, the Company made two acquisitions for a combined cost of approximately $13.4 million. In the first, the Company acquired various assets of ENOX Technologies, Inc., a Boston-based company, which will be combined into the existing operations of the Compression and Power Equipment segment. The second acquisition, which will be part of the Petroleum Production Equipment segment, involved certain assets and liabilities of Tundra Valve & Wellhead Corp., a Canadian manufacturer of wellheads, trees and valves. Both acquisitions will be accounted for under the purchase method.

Note 6.  Inventories
                                                     September 30,  December 31,
(dollars in millions)                                     1996          1995
                                                     -------------  -----------

Raw materials......................................        $  65.6      $  56.4
Work-in-process....................................          195.6        147.8
Finished goods, including parts and subassemblies..          256.5        242.3
Perishable tooling and supplies....................            3.6          3.8
                                                           -------      -------
                                                             521.3        450.3

Excess of current standard costs over LIFO costs...         (100.0)      (101.5)
Allowance for obsolete and slow-moving inventory...          (27.7)       (40.3)
                                                           -------      -------

Net inventories....................................        $ 393.6      $ 308.5
                                                           =======      =======

Note 7.  Long-term Debt

     On June 19, 1996, the Company amended its long-term Credit Agreement:
to postpone by one year, from June 30, 1996 to June 30, 1997, the beginning of the scheduled annual step-downs in its maximum allowed total debt to total capitalization ratio from 55% for the period through June 30, 1997 to 40% for periods after June 30, 1999; to extend by one year the deadline for taking restructuring charges that do not count against the minimum required interest coverage ratio; to permit certain specified stock repurchases and dividend payments, subject to certain limitations, primarily that the ratio of total debt to total capitalization must be less than 40% considering such stock repurchases or dividend payments; and, to make various other minor clarifications and corrections to the original agreement. None of these changes were made as a result of the Company being unable to meet any of its covenant requirements based on current or anticipated future performance. The Company was in compliance with all loan covenants at September 30, 1996.

     At September 30, 1996, the Company has classified $44.6 million of its outstanding indebtedness as current based on the scheduled maturities of its Credit Facility term loans during the next twelve months. Other amounts borrowed totaling $188.6 million, including $157.9 million borrowed as revolving credit advances under the Credit Facility, which by their terms represent current liabilities, have been reclassified to long-term debt reflecting the Company's intention and ability to refinance such amounts under its long-term Credit Agreement. At September 30, 1996, the Company had $117.1 million of committed borrowing capacity available under its long-term Credit Agreement plus additional uncommitted amounts available under various other borrowing arrangements.

Note 8.  Earnings (Loss) Per Share

     Earnings (loss) per share for the nine-month period ended September 30, 1995 has been calculated on a pro forma basis assuming that 25 million shares of the Company's common stock had been outstanding during the first six months of that period and actual shares outstanding thereafter. The weighted average number of common shares and common stock equivalents outstanding for the three- and nine-month periods ended September 30, 1996 and 1995 was as follows:


                         Three Months Ended      Nine Months Ended
                           September 30,           September 30,
                         ------------------      -----------------
(amounts in millions)      1996      1995         1996       1995
                         --------  --------      ------    -------

Primary                      26.7      25.5       26.3       25.2
                             ====      ====       ====       ====

Fully diluted                26.8      25.6       26.5       25.2
                             ====      ====       ====       ====

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

THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995

     Cooper Cameron Corporation had net income of $19.3 million, or $.72 per share, for the third quarter of 1996. Included is a charge of $1.0 million ($.7 million after tax), or $.03 per share, associated with cost rationalization efforts in the Compression and Power Equipment segment and certain one-time costs of integrating the acquired Ingram Cactus operations in the Petroleum Production Equipment segment (see Note 2 of the Notes to Consolidated Financial Statements). The Company currently expects that an additional $4-5 million charge will be incurred during the fourth quarter of 1996. In the Compression and Power Equipment segment, the charge will include additional personnel relocation costs and the cost of completing the reconfiguration of the plant in Grove City, Pennsylvania, to more effectively provide customers with parts and service. In the Petroleum Production Equipment segment, additional Ingram Cactus integration costs will be incurred. The Company's projections indicate that these anticipated changes, once fully implemented, should reduce annual operating costs by between $6 and $8 million per year and allow the Company to fully realize the benefits anticipated when the decision was made to acquire Ingram Cactus. Because the preceding projection involves various estimates of future events that the Company cannot completely control, the actual savings could be different than the projection. Uncertainties affecting the estimates include the level of order activity, labor relations and other factors.

     The third quarter 1996 net income of $19.3 million, or $.72 per share, compares with net income of $6.5 million, or $.26 per share, for the third quarter of 1995. The third quarter 1995 net income included a charge of $1.8 million ($1.2 million after tax) for employee severance accruals. As discussed further below, the improvement in net income was largely the result of increased revenues in the Petroleum Production Equipment segment.

REVENUES

     Revenues for the third quarter of 1996 totaled $378.8 million, an increase of 13% from $335.2 million in the third quarter of 1995. Approximately 93% of this improvement occurred in the Petroleum Production Equipment segment and 7% in the Compression and Power Equipment segment.

     The Petroleum Production Equipment segment's third quarter 1996 revenues of $221.3 million represented an increase of 22% over the $180.8 million in the third quarter of 1995. (The third quarter of 1995 included revenues of $4.4 million related to the Wheeling Machine Products Division, which was sold during the fourth quarter of 1995.) Excluding the effect of Wheeling Machine Products, the majority of the increase in revenues resulted from the Ingram Cactus acquisition. The remaining revenue growth reflects the continued improvement in general market conditions driven by higher and more stable oil and natural gas prices and increased shipments associated with large subsea projects in the North Sea.

     Order activity for this segment in the third quarter of 1996 totaled $284.7 million, an increase of 86% from the same period in 1995. This improvement is due to the effect of Ingram Cactus, improved worldwide market conditions, and increased subsea activity in both the North Sea and the Gulf of Mexico. The subsea market continues to be very active, with several major projects currently expected to generate orders during the remainder of 1996 and 1997. Due to the size and complex nature of these projects, however, the specific timing of an order is very difficult to estimate.

     Revenues for the Compression and Power Equipment segment of $157.5 million increased 2% from $154.4 million in the third quarter of 1995. This improvement was largely the result of continued strong centrifugal air compressor activity in both industrial and air separation applications, particularly in the international market. Incoming orders for the segment were $137.9 million in the third quarter of 1996, a decrease of 22% from the third quarter of 1995 due primarily to several large international turbine and compressor projects received in 1995 that did not recur in 1996. The timing of these large projects can cause significant fluctuations in orders from period to period. Despite the decline in orders for the quarter, the Compression and Power Equipment segment's backlog at September 30, 1996, increased to $312.3 million, up $79.6 million, or 34%, from a year ago.

COSTS AND EXPENSES

     Cost of sales (exclusive of depreciation and amortization) of $277.7 million in the third quarter of 1996 increased by $20.1 million, or 8%, compared with $257.6 million in the same period of 1995. This increase is attributable to the previously discussed revenue growth partially offset by several other factors. Within the Petroleum Production Equipment segment, the gross margin percentage (defined as revenues less cost of sales as a percentage of revenues) was 27.5% in the third quarter of 1996 compared to 21.2% in the third quarter of 1995. This improvement was the result of some increase in prices, higher production levels which result in a leveraging of various manufacturing support costs that are relatively fixed in the short-term, and various cost reduction programs. For the Compression and Power Equipment segment, the gross margin percentage remained relatively constant at approximately 25% in the third quarter of 1996 compared to the third quarter of 1995.

     Selling and administrative expenses increased by $5.8 million, from $44.9 million in the third quarter of 1995 to $50.7 million in the third quarter of 1996. This increase was primarily in the Petroleum Production Equipment segment and resulted from the Ingram Cactus acquisition and higher expenses reflecting the Company's conscious effort to improve its market presence.

Selling and administrative costs as a percentage of revenues, however, were unchanged at 13.4% in both the third quarter of 1996 and the third quarter of 1995.

     Depreciation and amortization expense increased by $.3 million, from $15.6 million in the third quarter of 1995 to $15.9 million in the third quarter of 1996. This small increase is primarily due to the Ingram Cactus acquisition and relatively low levels of capital expenditures during the past year.

     Interest expense decreased by $.6 million, or 9%, from $6.4 million in the third quarter of 1995 to $5.8 million in the third quarter of 1996. This decline was the result of a lower average interest rate partially offset by a higher average debt level. Working capital requirements for several large gas turbine and compressor projects to be delivered in late 1996 and early 1997 accounted for the increased debt level.

     Income tax expense increased from $2.4 million in the third quarter of 1995 to $8.4 million in the third quarter of 1996 reflecting the higher earnings and an increase in the Company's effective tax rate from 27.0% in the third quarter of 1995 to 30.4% in the third quarter of 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     Cooper Cameron Corporation had net income of $39.8 million, or $1.50 per share, for the nine months ended September 30, 1996, compared to a net loss of $472.3 million, or $18.76 per share, for the same period in 1995. The results for both periods include the charges described in Note 2 of the Notes to Consolidated Financial Statements. Absent these charges, net income for the first nine months of 1996 would have been $41.8 million, or $1.58 per share, compared with a pro forma loss of $20.0 million, or $.79 per share, for the same period in 1995. This improvement in net income as discussed further below was the result of increased revenues and cost reductions in both segments.

REVENUES

     Revenues for the nine months ended September 30, 1996, totaled $971.9 million, an increase of 13% from the $858.3 million in the first nine months of 1995. Approximately 67% of the $113.6 million improvement occurred in the Petroleum Production Equipment segment and 33% in the Compression and Power Equipment segment.

     The Petroleum Production Equipment segment's revenues of $565.2 million represented an increase of 16% over the $489.1 million in the first nine months of 1995. (The nine months ended September 30, 1995, included revenues of $11.6 million related to the Wheeling Machine Products Division, which was sold during the fourth quarter of 1995.) Excluding the effect of Wheeling Machine Products, approximately 38% of the revenue increase resulted from the Ingram Cactus acquisition. The remainder was due to generally improved worldwide market conditions and increased subsea shipments in the North Sea discussed in the quarterly comparison, as well as increased shipments of subsea equipment to the Gulf of Mexico in the first quarter of 1996. Order activity for this segment for the first nine months of 1996 totaled $665.5 million, an increase of 27% from the same period in 1995.

     Revenues for the Compression and Power Equipment segment were $406.7 million for the first nine months of 1996, an increase of 10% from the $369.2 million in the nine months ended September 30, 1995. This improvement was largely the result of increased international gas turbine and compressor project revenues from the very low level experienced in the first nine months of 1995, and continued strong centrifugal air compressor shipments. Order activity in this segment for the first nine months of 1996 totaled $396.4 million, an increase of 4% from the same period in 1995.

COSTS AND EXPENSES

     Cost of sales (exclusive of depreciation and amortization) of $710.6 million in the first nine months of 1996 increased by $35.5 million, or 5%, compared with $675.1 million in the same period of 1995. This increase was the result of the revenue growth discussed previously, partially offset by several other factors. The gross margin percentage (defined as revenues less cost of sales as a percentage of revenues) in the Petroleum Production Equipment segment improved to 27.5% for the nine months ended September 30, 1996, compared to 19.3% for the same period in 1995. This increase was the result of improved pricing, several very low margin projects shipped during the first half of 1995 that did not recur in 1996, the leveraging of manufacturing support costs, and cost reduction programs. Within the Compression and Power Equipment segment, the gross margin percentage improved from 24.1% in the first nine months of 1995 to 26.1% in the first nine months of 1996. This improvement largely resulted from increased production levels and the related leveraging of manufacturing support costs. Additionally, continued strong market conditions in the centrifugal air compressor business allowed the Company to increase prices modestly.

     Selling and administrative expenses increased by $7.7 million, or 6%, from $132.6 million in the first nine months of 1995 to $140.3 million in the first nine months of 1996. This increase was primarily the result of the Ingram Cactus acquisition, higher expenses in the Petroleum Production Equipment segment as discussed in the quarter comparison, relatively low levels of inflation, and greater corporate expenses in the first nine months of 1996 than those allocated from Cooper during the first half of 1995 and incurred by the Company in the third quarter of 1995 as the corporate staff was being assembled. As a percentage of revenues, selling and administrative costs decreased to 14.4% in the nine months ended September 30, 1996, compared to 15.5% for the same period in 1995.

     Depreciation and amortization expense decreased by $10.5 million, from $56.5 million in the first nine months of 1995 to $46.0 million in the first nine months of 1996. This decline is primarily due to the effect on goodwill amortization of the $441.0 million goodwill write-off recorded in the second quarter of 1995 and relatively low capital expenditures during the past year.

     Interest expense decreased by $3.7 million, or 20%, from $18.2 million in the first nine months of 1995 to $14.5 million in the same period of 1996. This decline was the result of a lower average debt level as well as a somewhat lower average interest rate. The average debt level declined in spite of the June 14, 1996 acquisition of Ingram Cactus for approximately $100 million and the current working capital requirements for gas turbine and compressor projects discussed in the quarterly comparison.

     Income tax expense increased from a credit of $11.5 million for the nine months ended September 30, 1995, to expense of $17.4 million for the nine months ended September 30, 1996. The Company's estimated full-year 1996 effective tax rate is 30.4% compared to a 27.0% estimated effective tax rate for 1995.

CASH FLOW, LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

     During the first nine months of 1996, the Company generated $8.7 million of cash from operating activities. This positive cash flow, combined with a $3.7 million reduction in cash on hand (excluding the effect of translation) and additional financing of $8.3 million from borrowings and equity issuances relating to the Company's stock option and other benefit plans was used to pay for $19.7 million of capital expenditures. The cash flow from operating activities for the nine-month period ended September 30, 1996 was considerably less than the amount generated during the same period last year despite higher earnings due to increased working capital requirements, primarily in the Compression and Power Equipment segment, associated with various large equipment orders.

     Because of the nature of the industry in which the Company competes and the long time period from when a large equipment order is first received until the product can be manufactured, delivered and the receivable collected, the Company's liquidity is susceptible to fairly large swings in relatively short periods of time. At present, the Company anticipates an increase in debt during the remainder of 1996 to meet the working capital requirements of various large equipment orders, primarily in the Compression and Power Equipment segment. Assuming no major deterioration in current market conditions or further acquisitions, reductions in debt are then expected beginning in the first half of 1997 as the receivables from these large equipment sales are collected.

     At September 30, 1996, the Cooper Energy Services Division of the Compression and Power Equipment segment had recorded $35.5 million (none at December 31, 1995) of receivables under the percentage of completion method which historically has been utilized by this business for large long lead time unit orders. These units will be delivered in late 1996 and early 1997.

     The remaining changes in receivables, inventories, accounts payable and accrued liabilities and other asset and liability accounts from the comparable amounts at December 31, 1995 reflect the acquisition of Ingram Cactus Company in June 1996 and higher levels of operating activity during the nine-month period ended September 30, 1996.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         27 - Financial Data Schedule.

     (b) Reports on Form 8-K


     On August 23, 1996, the Company filed a Form 8-K relating to an underwriting agreement entered into between the Company, Cooper and Salomon Brothers Inc for the sale of 3,551,000 shares of Company Common Stock held by Cooper. Additionally, the Company also filed, as an exhibit to this Form 8-K, the First Amendment to its Credit Agreement with First National Bank of Chicago, as Agent, and certain other lenders named therein, dated June 19, 1996.



                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Cooper Cameron Corporation
                                              ---------------------------
                                                     (Registrant)



Date      November 5, 1996                    /s/ Thomas R. Hix
     -------------------------                ---------------------------------
                                              Thomas R. Hix
                                              Senior Vice President &
                                              Chief Financial Officer
                                                and authorized to sign on
                                                behalf of the Registrant