Form 10-K405
period 1996-12-31
COOPER CAMERON CORP
filed 1997-03-26
CIK 941548

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              --------------------

                                   FORM 10-K

          [x]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal year ended December 31, 1996

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                              --------------------

                         Commission File Number 1-13884

                           COOPER CAMERON CORPORATION
             (Exact name of Registrant as specified in its charter)

                       Delaware                         76-0451843
           (State or other jurisdiction of           (I.R.S. Employer
            incorporation or organization)          Identification No.)

               515 Post Oak Boulevard,
                      Suite 1200
                    Houston, Texas
                (Address of principal                      77027
                  executive offices)                    (Zip Code)

       Registrant's telephone number, including area code (713) 513-3300

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      Name of Each Exchange on
          Title of Each Class                             Which Registered
          -------------------                             ----------------
Common Stock, Par Value $0.01 Per Share               New York Stock Exchange

 Junior Participating Preferred Stock
             Purchase Rights
        Par Value $0.01 Per Share

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [X]

         The number of shares of Common Stock, par value $.01 per share, outstanding as of March 14, 1997 was 25,641,585. The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the Registrant as of March 14, 1997 was approximately $1,746,540,073. For the purposes of the determination of the above statement amount only, all directors and executive officers of the Registrant are presumed to be affiliates.

                              --------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's Annual Report to Stockholders for 1996 are incorporated by reference into Part II.

         Portions of Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held May 8, 1997 are incorporated by reference into Part III.



================================================================================

                               TABLE OF CONTENTS


                                                                                                         PAGE
                                                                                  --------------------------------------------------
                                                                                     1996             1996           MARCH 21, 1997
  ITEM                                                                            FORM 10-K      ANNUAL REPORT       PROXY STATEMENT
  ----                                                                            ---------      -------------       ---------------
                                         PART I

   1.     BUSINESS ...............................................................      1                -                     -
              Markets and Products................................................      2                -                     -
              Aftermarket Services................................................      7                -                     -
              Market Issues.......................................................      7                -                     -
              New Product Development.............................................      8                -                     -
              Competition.........................................................      9                -                     -
              Manufacturing.......................................................      9                -                     -
              Backlog.............................................................     10                -                     -
              Patents, Trademarks and Other Intellectual Property.................     10                -                     -
              Employees...........................................................     11                -                     -

   2.     PROPERTIES..............................................................     11                -                     -

   3.     LEGAL PROCEEDINGS.......................................................     12                -                     -
              Environmental Matters...............................................     12                -                     -

   4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................     13                -                     -

                                            PART II

   5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.................................................     13                -                     -

   6.     SELECTED FINANCIAL DATA.................................................     14              50-51                   -

   7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS...............................................     14              17-24                   -

   8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................     14              25-49

   9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE............................................     14                -                     -

                                           PART III

  10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................     14                -                  4,5,13

  11.     EXECUTIVE COMPENSATION..................................................     16                -                   16-19

  12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..........................................................     16                -                   3,14

  13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................     16                -                    15

                                            PART IV

  14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K............................................................     16                -                     -

                                     PART I

ITEM 1.     BUSINESS.

         Cooper Cameron Corporation ("Cooper Cameron" or the "Company") is a leading international manufacturer of oil and gas pressure control equipment, including valves, wellheads, chokes, blowout preventers and assembled systems for oil and gas drilling, production and transmission used in onshore, offshore and subsea applications. Cooper Cameron is also a leading manufacturer of gas turbines, centrifugal gas and air compressors, integral and separable reciprocating engines, compressors and turbochargers.

         Cooper Cameron, a Delaware corporation, was incorporated on November 10, 1994. The Company operated as a wholly-owned subsidiary of Cooper Industries, Inc. ("Cooper") until June 30, 1995, the effective date of the completion of an exchange offer with Cooper's stockholders resulting in the Company becoming a separate stand-alone company. The common stock of Cooper Cameron is trading on the New York Stock Exchange under the symbol "RON".

         In June 1996, Cooper Cameron purchased the assets and assumed certain operating liabilities of Ingram Cactus Company for approximately $100 million in cash. The business acquired manufactures and sells wellheads, surface systems, valves and actuators used primarily in onshore oil and gas production operations, and operates manufacturing facilities in Houston, TX, Oklahoma City, OK and Broussard, LA, as well in the United Kingdom and Austria. The Company also acquired interests in Ingram Cactus joint ventures in Venezuela and Malaysia. The operations have been combined with those of the Cameron division.

         In October 1996, Cooper Cameron acquired for its Cameron division certain assets and assumed certain liabilities of Tundra Valve & Wellhead Corp., a Canadian manufacturer of wellheads, trees and valves, for approximately Canadian $9.8 million. Also during October 1996, Cooper Cameron acquired for its Cooper Energy Services division, for approximately $6.1 million, certain assets of ENOX Technologies, Inc., a developer and provider of ignition systems for gas engines, particularly those used in large-scale gas transmission installations.

         Cooper Cameron's business of manufacturing petroleum production equipment and compression and power equipment began in the mid-1800's with the manufacture of steam engines that provided power for plants and textile or rolling mills. By 1900, with the discovery of oil and gas, Cooper Cameron moved into the production of natural gas internal combustion engines and gas compressors. The Company added to its product offering through various acquisitions, in particular the acquisitions of The Bessemer Gas Engine Company (gas engines and compressors); Pennsylvania Pump and Compressor (reciprocating air and gas compressors); Ajax Iron Works (compressors); Superior (engines and compressors); Joy Petroleum Equipment Group (valves, couplings and wellheads); Joy Industrial Compressor Group (compressors); and Cameron Iron Works (blowout preventers, ball valves, control equipment and McEvoy-Willis wellhead equipment and choke valves).

                               BUSINESS SEGMENTS

MARKETS AND PRODUCTS

         The Company operates in two industry segments, petroleum production equipment and compression and power equipment.

         For additional industry segment information for each of the three years in the three-year period ended December 31, 1996, see Note 16 of the Notes to Consolidated Financial Statements, which Notes are incorporated herein by reference in Part II, Item 8 hereof ("Notes to Consolidated Financial Statements.")

Petroleum Production Equipment Segment

         The Company manufactures pressure control equipment used at the wellhead in the drilling for and production and transmission of oil and gas, both onshore and offshore. The primary products include wellheads, gate valves and ball valves, blowout preventers ("BOPs") and control systems and are marketed under the well-known brand names Cameron(R), W-K-M(R), McEvoy(R), Demco(R), Willis(TM) and Thornhill Craver(TM). The equipment is manufactured in a variety of sizes and to various specifications with working pressure ratings up to 30,000 pounds per square inch ("p.s.i."). The wellhead equipment is designed to support the casing and production pipe and includes casing head housings, casing heads and tubing heads. Valves of different sizes and design are assembled with other components into an assembly known as a "christmas tree," which is mounted on the wellhead equipment and is used to control the flow of oil and gas from a producing well. Most christmas trees are custom designed to meet individual customer requirements.

         The Company also manufactures subsea production systems, which consist of equipment used to complete an oil or gas well on the sea floor. Subsea systems tend to be sophisticated and generally require a high degree of technological innovation.

         In 1993, the Company introduced its patented SpoolTree(TM) subsea production system for use in oil and gas fields with subsea completions that require frequent retrieval of downhole equipment. With the SpoolTree(TM) system, well completion and workover activities can be performed without a workover riser and removal of the christmas tree and under conventional blowout preventer control, thereby reducing the time and equipment needed to perform such activities.

         Cooper Cameron's drilling-related equipment includes ram and annular BOPs. The drilling of an oil or gas well is done through BOPs located under the rig floor and on top of the wellhead. The primary function of a BOP is to maintain well control under all conditions. Ram-type preventers have two hydraulically actuated steel rams with rubber inserts that are designed to close around the drill pipe, sealing off the space below or, in the case of blind rams, to close off the open hole. The annular-type BOP is attached above the ram BOPs and is used to close off the well-bore using a donut-shaped rubber packer with steel inserts that are compressed together by a hydraulically actuated piston. The workover-type preventer is attached to the top of completed oil or gas wells to control pressures when a variety of work is being performed through christmas trees. Cooper Cameron manufactures BOPs to meet pressure requirements of up to 30,000 p.s.i. and in diameters from 3 1/16 to 26 3/4 inches.

         Cooper Cameron also produces other drilling-related equipment, the most important of which are choke manifolds and control systems. Choke manifolds are arrangements of piping, valves and special valves, called chokes, which control pressures during drilling and, in the event of BOP closure, bleed off excessive pressures. Control systems monitor well pressures and activate the chokes, valves and BOPs.

         Cooper Cameron also manufactures ball valves and underwater pipeline tie-in and pipeline repair equipment. A ball valve consists of a spherical plug, or ball, with a hole running axially through it to allow the passage of gas or fluid. Sealing surfaces are arranged so that a 90-degree turn of the plug will shut off the flow. Ball valve sizes range from 1/4 inch to 60 inches in diameter with working pressures of up to 2,500 p.s.i. Large diameter valves are used primarily in natural gas transmission lines. Smaller valves are used in oil and gas gathering and processing systems and in various types of industrial processes in refineries and petrochemical plants. Subsea pipeline tie-in systems are used in the connection of subsea pipelines to one another and to offshore platforms. Pipeline repair systems are used in the repair of subsea pipelines.

         Cooper Cameron manufactures gate valves and butterfly valves for use in oil and gas gathering and processing systems such as refineries and petrochemical plants. Sizes range from 2 to 56 inches and pressures range up to 2,500 p.s.i. Cooper Cameron recently introduced the Cameron(R) Hi-Lo Trip Mechanical Pilot for Emergency Shutdown valves that are designed for use in oil and gas production, pipelines, plants and other areas where emergency shutdown is required.

         Cooper Cameron manufactures production chokes, control valves, drilling choke systems, actuators, and pigging and production automation systems. A choke is a type of valve which restricts and regulates the flow of a product through a flowline or pipeline. Designs include a multiple orifice valve, needle and seat chokes, cage style control chokes, rotary chokes and subsea chokes and actuators. The unique multiple orifice valve design uses two adjacent discs, each with a pair of openings. Cage style control chokes are used to solve erosion problems while improving the precision of flow control. In 1995, Cooper Cameron introduced its new Willis(TM) Stepping Linear Control Actuator, which is designed to provide remote operation of certain Willis(TM)
control chokes.   Cooper Cameron produces subsea chokes and actuators used on subsea production equipment, including state-of-the-art subsea retrievable chokes. Choke sizes range from 1 inch to 6 inches in diameter with working pressures of up to 20,000 p.s.i. Cooper Cameron recently introduced two new actuators, the Cameron(R) AP and Compact Modular Actuators, designed for use on its line of subsea gate valves. These valves are fail-close hydraulically activated and are manufactured for operating pressures between 1,500 p.s.i. and 3,000 p.s.i.

         Cooper Cameron provides complete integrated elastomer research, development and manufacturing. These products are used in pressure and flow control equipment in the Petroleum Production Equipment segment. This technology also supports the petroleum, petrochemical, rubber molding and plastics industries in the development and testing of elastomer and plastic products.

         The Cameron Controls business was created in 1996 with a primary goal of expanding Cameron's role as a provider of controls equipment. Drilling and production equipment used on the ocean floor operates from a platform or other remote location through hydraulic or electronic connections that allow the operator to measure and control the pressures and throughput associated with these installations.

         Cooper Cameron markets approximately 80% of its petroleum production equipment products directly to end-users through a worldwide network of sales and marketing employees, supported by agents in some international locations. Due to the extremely technical nature of many of the products, the marketing effort is further supported by a staff of engineering employees. The balance of Cooper Cameron's products are sold through established independent distributors.

         The Petroleum Production Equipment segment's primary customers include major oil and gas exploration and production companies, independent oil and gas exploration and production companies, foreign national oil and gas companies, engineering and construction companies, pipeline companies, drilling contractors and rental equipment companies. Some valves are sold to various types of process plants, such as refining and petrochemical, chemical and power generation.

Compression and Power Equipment Segment

         Cooper Cameron's Compression and Power Equipment segment provides products and services to the oil and gas production and transmission, industrial, process and non-utility power generation markets. The primary products include engines, reciprocating compressors, centrifugal air and gas compressors, gas turbines, turbochargers, control systems and aftermarket parts and service. Cooper Cameron markets its products worldwide under the well-known brand names Ajax(R), Superior(R), Cooper-Bessemer(R), Coberra(R), Pennsylvania Process(TM), En-Tronic(R) and Joy(R).

         Manufactured under the Cooper-Bessemer(R), Ajax(R) and Superior(R) brand names, Cooper Cameron's reciprocating products include both "integral" and "separable" units. The integral gas engine-compressor concept, pioneered by the Company in the 1930s, is a unique two-cycle design that combines the unit's engine and compressor on a single crankshaft. Integral engine-compressors can accommodate wide swings in gas transmission pressure conditions and are frequently used in single-stage transmission, multiple-stage boosting or gas injection/withdrawal applications. Cooper Cameron's Cooper-Bessemer(R) and Ajax(R) integral units range in power from 140 to 13,500 horsepower. Over the past 50 years, more than 4,400 Cooper-Bessemer(R) integral engine-compressors, totaling over 6,500,000 horsepower, have been installed in 35 countries worldwide.

         Cooper Cameron manufactures four-cycle reciprocating power engines ranging from small, six-cylinder "in-line" units, to large, 20-cylinder "V" configuration models. They are available in spark-ignited (gas-fueled), diesel and dual-fuel (gas and diesel-fueled) versions. Marketed under the Cooper-Bessemer(R) and Superior(R) brand names, Cooper Cameron power engines are used to drive reciprocating separable compressors in natural gas gathering, boosting, injecting, processing and storage/withdrawal applications. Cooper Cameron's four-cycle engines range in power from 500 to 8,700 horsepower. Cooper Cameron also manufactures its own lines of Superior(R) and Pennsylvania Process(TM) reciprocating separable gas compressors. In addition, Cooper Cameron power engines drive electric generators in industrial, commercial, municipal and government-operated independent power (non-utility) applications, and pumps in both oil and gas related services. In 1988, the Company acquired the Enterprise(R) engine aftermarket product line from IMO Delaval Inc., and today provides parts, maintenance, overhaul and engineering services for previously installed Enterprise(R) power engines in nuclear, oil and gas, marine and municipal power applications.

         All Cooper Cameron integral gas engine-compressors and power engines are available with state-of-the-art technology designed for reduced emissions to meet or exceed government-regulated clean air standards. The CleanBurn(TM) concept, which was first developed and introduced by the Company in 1977, features a pre-ignition firing chamber to reduce engine exhaust emissions without sacrificing fuel economy. CleanBurn(TM) "conversion kits" are also available to enable Cooper Cameron customers to maximize their original equipment investment by incorporating these latest technological advancements into their previously installed Ajax(R), Cooper-Bessemer(R), Enterprise(R) and Superior(R) engines.

         For natural gas applications, Cooper Cameron manufactures two types of rotating gas compressors under the Cooper-Bessemer(R) brand name: pipeline centrifugal compressors, which handle pressures up to 2,200 p.s.i.; and multi-stage barrel compressors, designed for pressures to 6,500 p.s.i. The Cooper-Bessemer(R) pipeline centrifugal compressor is recognized worldwide as one of the most efficient high-flow compressors in gas transmission service. Cooper-Bessemer(R) multi-stage barrel compressors are vertically split and sized to meet a wide combination of flow and pressure requirements at continuous, full-load operation in natural gas gathering, production, storage, artificial lift and re-injection applications.

         Cooper Cameron provides gas turbines and gas turbine-driven compression and power generation packages to the worldwide oil and gas related markets through Cooper Rolls, its joint venture company with Rolls-Royce plc of London, England. Marketed under the Coberra(R) brand name, Cooper Rolls(TM) gas turbines combine a Rolls-Royce industrial gas generator and a Cooper-Bessemer(R) power turbine to provide a compact, aero-derivative power source with high horsepower-to-weight ratios. With over 23,000,000 hours of operating experience, Coberra(R) gas turbines are one of the world market leaders in their size range for oil and gas related applications. They provide up to 40,000 horsepower with high, simple-cycle thermal efficiencies and are commonly installed both onshore and offshore as drivers for Cooper-Bessemer(R) rotating gas compressors, water and oil pumps and electric generators.

         Cooper Cameron manufactures turbochargers under the Cooper-Bessemer(R) brand name for new Cooper Cameron reciprocating engines and also provides factory repair of its own and other manufacturers' turbochargers in a dedicated facility. High performance turbochargers are necessary to achieve required exhaust emissions while maintaining desired efficiency and operations flexibility. Cooper Cameron is one of the few engine manufacturers to design, produce and repair turbochargers.

         Cooper Cameron manufactures En-Tronic(R) control and analysis equipment for many of its compression and power products, as well as for products produced by other manufacturers. En-Tronic(R) controls provide state-of-the-art solutions to advanced system requirements such as calculating and controlling low emissions on gas turbines and engines, and all-electronic fuel control of gas turbine and engine packages. En-Tronic(R) products use advanced, field-proven hardware and software technology, utilizing microprocessors, cathode ray tubes and liquid crystal displays, to optimize equipment reliability, safety and efficiency.

         Cooper Cameron manufactures Joy(R) integrally geared centrifugal air compressors used by industrial plants as a source of power for the operation of hand tools, actuation of control devices and to power automatic and semi-automatic production equipment. These compressors are used in industries such as automotive, container, textile, chemical, food and beverage and general manufacturing. Cooper Cameron serves the plant air market with two product lines of compressors. The C-8 series covers the 300 to 1,250 horsepower range at discharge pressures from 50 to 150 p.s.i. Cooper Cameron's newest machine designed specifically for industrial air applications is the Turbo-Air(R) 2000, which was introduced in 1994. This machine provides the centrifugal compressor advantage of higher efficiency with reliable and unattended operation down to a 150 horsepower unit. The larger Turbo-Air(R) series covers a horsepower range from 350 to 4,500 and is for plant air applications above 1,250 horsepower or where the customer requires greater customization to meet particular specifications. All components of the Turbo-Air(R) and C-8 series machines, including the compressor, driver, lubrication system, control system and intercoolers, are grouped on a common base into a ready-to-install package. This configuration provides easy installation on a simple slab foundation at the customer's plant location.

         Cooper Cameron's Compression and Power Equipment segment manufactures integral gear centrifugal compressors for process applications where the air is used for its content of oxygen, nitrogen, argon or other elements. In these cases, the compressor is an integral part of the industrial process in industries, such as air separation, pharmaceutical, fermentation, petrochemical, refining and synthetic fuel. Cooper Cameron services the process air market with two product lines of centrifugal compressors. The Joy(R) MSG(R) or Multi Stage Geared(TM) series covers a range of 700 to 20,000 horsepower, handling air or nitrogen to pressures up to 750 p.s.i. and volume flows up to 70,000 cubic feet per minute. The Joy(R) MSG(R) series is a flexible modular design that can be customized in aerodynamic components, materials of construction and packaging scope, thereby providing an optimized compressor to meet a customer's unique requirements. The Turbo-Air(R) series is a fully packaged unit that uses the modular and customizing concepts of the Joy(R) MSG(R) series in the process air market from 350 to 4,500 horsepower.

         The process and plant air centrifugal compressors manufactured by Cooper Cameron deliver oil-free compressed air to the customer, thus preventing oil contamination of the manufactured products. Industrial markets worldwide increasingly prefer oil-free air for safety, operational and environmental reasons.

         Cooper Cameron primarily sells its compression and power equipment direct to end-users through a worldwide network of sales and marketing employees supported by agents in some international locations. Due to the extremely technical nature of many of the products, the marketing effort is further supported by a staff of engineers. In addition, Ajax(R) integral engine-compressor units are sold through independent distributors in North America and to rental companies. Superior(R) engines and compressors are sold to independent packagers and distributors in North America. Some Joy(R) and Turbo-Air(R) industrial compressors are sold through sales representatives and independent distributors.

         Cooper Cameron's primary customers for compression and power equipment include the major oil and gas companies, large independent oil and gas producers, gas transmission companies, equipment leasing companies, petrochemical and refining divisions of oil companies and chemical companies. Industrial and process compressors are sold to durable goods manufacturers and process industries.

         Cooper Cameron also markets technology acquired from ENOX Technologies, Inc. ENOX technology provides patented electrical plasma discharge ignition systems and engine management systems for large internal combustion engines used, for example, in the natural gas pipeline industry.

AFTERMARKET SERVICES

         Cooper Cameron has a comprehensive worldwide aftermarket organization that provides replacement parts, field service, major repairs and overhauls, unit installation assistance and total vendor maintenance contracts. Customer requirements are satisfied around the clock through a worldwide network of service and repair centers and parts warehouses. As customers have drastically reduced their staffing and shifted more responsibility to vendors, total vendor maintenance contracts have become increasingly popular and Cooper Cameron's aftermarket organizations have responded. Cooper Cameron provides all maintenance services for a customer's equipment in a particular area from one service center. Cooper Cameron also provides an inventory of repair parts, service personnel, planning services and inventory and storage of customers' idle equipment. Cooper Cameron's large population of installed equipment results in aftermarket services constituting approximately 29% of Cooper Cameron's total sales in 1996.

MARKET ISSUES

         Cooper Cameron is one of the market leaders in the global market for petroleum production equipment. Cooper Cameron believes that it is well positioned to serve these markets. Plant and service center facilities around the world in major oil producing regions provide a broad, global breadth of market coverage.

         The international market is expected to be a major source of growth for the Cooper Cameron Compression and Power Equipment segment. The desire of both the developed and the developing countries to expand their respective oil and gas transmission capacity for both economic and political reasons will be one of the primary factors affecting market demand.

Additional establishment of industrial infrastructure in the developing countries will necessitate the growth of basic industries that require process compression equipment for air separation facilities. Production and service facilities in North and South America, Europe and the Far East provide this business segment with the ability to serve the global marketplace.

         In both of Cooper Cameron's business segments, a large population of installed engines, compression, and gas and oil production equipment exists in both the U.S. and international market segments. The rugged, long-lived nature of the equipment that exists in the field provides a predictable and profitable repair parts and service business. The Company expects that as increasing quantities of new units are sold into the international markets, there should be a continuing growth in market demand for aftermarket parts and service.

NEW PRODUCT DEVELOPMENT

         As petroleum exploration activities have increasingly been focused on subsea locations, Cooper Cameron's Petroleum Production Equipment segment has directed much of its new product development efforts toward this market. In subsea exploration, customers are particularly concerned about safety, environmental protection and ease of installation and maintenance. Cooper Cameron's reputation for high quality and high dependability has given it a competitive advantage in the areas of safety and environmental protection. A patented subsea production system called the SpoolTree(TM), which was introduced in 1993, offers substantial cost reduction to the customer as it is based upon a novel concept that eliminates the need for a workover riser or removal of the christmas tree during workover. Cooper Cameron has pioneered this concept and has developed similar products for land and platform applications, which significantly reduce customer costs. In another development, Cooper Cameron has introduced modular subsea production systems consisting of several standard modules that can be assembled into a customer-specific system, significantly reducing engineering costs for a project.

         In the Compression and Power Equipment segment, Cooper Cameron has developed a number of new products to serve the oil and gas transmission market and the industrial air compression market. An area of increasing importance in the oil and gas transmission market is the reduction of environmentally harmful emissions from the engines and turbines that drive the compression equipment. Building on its experience with its CleanBurn(TM) technology, and in conjunction with Rolls-Royce plc, Cooper Cameron has developed and is in the process of marketing new Dry Low Emissions(TM) gas turbines, as well as conversion kits for the existing Cooper Rolls(TM) units in the field. This technology significantly reduces the level of emissions produced by gas turbine drivers. Additionally, in 1995, a new line of En-Tronic(R) performance and monitoring control systems was introduced to aid in optimizing the performance and emission parameters of engines and turbines. Over the past three years, Cooper Cameron has also introduced new high speed reciprocating engines and compressors with improved reliability, fuel efficiency and emissions performance. These new units utilize En-Tronic(R) state-of-the-art CleanBurn(TM)III microprocessor-based control systems. In late 1994, Cooper Cameron's centrifugal air compressor product line was expanded to include the Turbo-Air(R) 2000 compressor, which extended the product line down to the 150 horsepower range. Cooper Cameron is able to offer lower horsepower users the technological advantages of a centrifugal compressor. Chief among these advantages are low energy consumption, low cost package installation and maintenance, ease of automation and environmentally friendly oil-free air delivery.

COMPETITION

         Cooper Cameron competes in all areas of its operations with a number of other companies, some of which have financial and other resources comparable to or greater than those of Cooper Cameron.

         Cooper Cameron believes it has a leading position in the petroleum production equipment markets, particularly with respect to its high pressure products. In these markets, Cooper Cameron competes principally with Vetco Gray Inc. (a subsidiary of Asea Brown Boveri) and FMC Corp. The principal competitive factors in the petroleum production equipment markets are technology, quality, service and price. Cooper Cameron believes that several factors give it a strong competitive position in these markets. Most significant are Cooper Cameron's broad product offering, its worldwide presence and reputation, its service and repair capabilities, its expertise in high pressure technology and its experience in alliance and partnership arrangements with customers and other suppliers.

         Cooper Cameron believes it also has a leading position in the compression and power equipment markets. In these markets, Cooper Cameron competes principally with General Electric Company, Dresser-Rand Company, European Gas Turbines Inc., Ariel Corporation, Caterpillar Inc., Waukesha-Pearce Industries Inc., Atlas-Copco AB, Mannesmann Demag AG and Ingersoll-Rand Company. The principal competitive factors in the compression and power equipment markets are engineering and design capabilities, product performance, reliability and quality, service and price. Cooper Cameron believes that its competitive position is based on several factors. Cooper Cameron has a broad product offering and, unlike any of its competitors, manufactures and sells both engines and compressors (both as separate units and packaged together as a single unit). Cooper Cameron led the industry in the introduction of low engine emission technology and continues today as an industry leader in this technology. Cooper Cameron has a highly competent engineering staff and skilled technical and service representatives, with service centers located throughout the world.

         In all of its markets, Cooper Cameron has strong brand recognition and an established reputation for quality and service. Cooper Cameron has a significant base of previously-installed products, which provides a strong demand for aftermarket parts and service. Cooper Cameron has modern manufacturing facilities and state-of-the-art testing capabilities.

MANUFACTURING

         Cooper Cameron has manufacturing facilities in 13 countries that conduct a broad variety of processes, including machining, fabrication, assembly and testing using a variety of forged and cast alloyed steels and stainless steel as the primary raw materials. In recent years, Cooper Cameron has rationalized plants and products, closed six manufacturing facilities, moved product lines to achieve economies of scale, and upgraded the remaining facilities. Manufacturing processes have been dramatically improved and significant capital expenditures have been made since 1991. Cooper Cameron maintains advanced manufacturing, quality assurance and testing equipment geared to the specific products that it manufactures and uses extensive process automation in its manufacturing operations. The manufacturing facilities utilize computer aided numerical control tools and manufacturing techniques that concentrate the equipment necessary to produce similar products in one area of the plant in a configuration commonly known as a manufacturing cell. One operator in a manufacturing cell can monitor and operate several machines, as well as assemble and test products made by such machines, thereby improving operating efficiency and product quality while reducing the amount of work-in-process and finished product inventories.

         Cooper Cameron believes that its test capabilities are critical to its overall process. Cooper Cameron has capabilities to test most equipment at full load, measuring all operating parameters, efficiency and emissions. All process compressors for air separation and all plant air compressors are given a mechanical and aerodynamic test in a dedicated test center prior to shipment.

         All of Cooper Cameron's European manufacturing plants are ISO certified and API licensed. Most of the U.S. plants are ISO certified or, if not, such certification is in process. ISO is an internationally recognized verification system for quality management.

BACKLOG

         Cooper Cameron's backlog was approximately $728 million at December 31, 1996, as compared to $588 million at December 31, 1995, and approximately $465 million at December 31, 1994. Backlog consists of firm customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled.

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

         Cooper Cameron believes that the success of its business depends more on the technical competence, creativity and marketing abilities of its employees than on any individual patent, trademark or copyright. Nevertheless, as part of its ongoing research, development and manufacturing activities, Cooper Cameron has a policy of seeking patents when appropriate on inventions concerning new products and product improvements. Cooper Cameron owns 387 unexpired United States patents and 725 unexpired foreign patents.

         Although in the aggregate these patents and Cooper Cameron's trademarks are of considerable importance to the manufacturing and marketing of many of its products, Cooper Cameron does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole, except the Cameron(R), Cooper-Bessemer(R), Coberra(R) and Cooper Rolls(TM) trademarks. Other important trademarks used by Cooper Cameron include Ajax(R), Superior(R), En-Tronic(R), Enterprise(R), W-K-M(R), McEvoy(R), Willis(TM), Demco(R), Pennsylvania Process(TM) and Thornhill Craver(TM).
Cooper Cameron has the right to use the trademark Joy(R) on aftermarket parts until November 2027. Cooper Cameron has registered its trademarks in the countries where such registration is deemed material.

         Cooper Cameron also relies on trade secret protection for its confidential and proprietary information. Cooper Cameron routinely enters into confidentiality agreements with its employees and suppliers. There can be no assurance, however, that others will not independently obtain similar information or otherwise gain access to Cooper Cameron's trade secrets.

EMPLOYEES

         As of December 31, 1996, Cooper Cameron had approximately 8,500 employees, of which approximately 3,200 were represented by labor unions. Cooper Cameron believes its current relations with employees are good. The only significant labor contracts expiring during 1997 cover employees at the Cooper Cameron Valve plant in Missouri City, Texas (April), the Compression and Power Equipment plant in Springfield, Ohio (August), and the Cooper Cameron plant in Leeds, England.

ITEM 2.     PROPERTIES

         The Company operates manufacturing plants ranging in size from approximately 14,000 square feet to approximately 858,000 square feet of manufacturing space. The Company also owns and leases warehouses, distribution centers, aftermarket and storage facilities, and sales offices. The Company leases its corporate headquarters and Cameron division office space in Houston, Texas.

         The Company manufactures, markets and sells its products and provides services throughout the world, operating facilities in over 30 countries. On December 31, 1996, the significant facilities used by Cooper Cameron throughout the world for manufacturing, distribution, aftermarket services, machining, storage and warehousing contained an aggregate of approximately 6,609,800 square feet of space, of which approximately 5,956,600 square feet (90%) was owned and 653,200 (10%) was leased. Of this total, approximately 4,794,100 square feet (73%) are located in the United States and 1,395,400 square feet (21%) are located in Europe. The table below lists the significant manufacturing, warehouse and distribution facilities by industry segment and geographic area.


                                                                    Asia/Pacific
                                     Western          Eastern           and
                                   Hemisphere       Hemisphere        Mideast        Total
                                   ----------       ----------        -------        -----
Petroleum Production Equipment         13                9               3             25

Compression and Power
Equipment                              16                7               1             24

         Cooper Cameron believes its facilities are suitable for their present and intended purposes and are adequate for the Company's current and anticipated level of operations.

ITEM 3.     LEGAL PROCEEDINGS

         Cooper Cameron is a party to various legal proceedings and administrative actions, including certain environmental matters discussed below, all of which are of an ordinary or routine nature incidental to the operations of Cooper Cameron. In the opinion of Cooper Cameron's management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on Cooper Cameron's results of operations or financial condition.

Environmental Matters

         Cooper Cameron is subject to numerous federal, state, local and foreign laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the Clean Water Act, the Clean Air Act (including the 1990 Amendments) and the Resource Conservation and Recovery Act. Cooper Cameron believes that its existing environmental control procedures are adequate and it has no current plans for substantial capital expenditures in this area. Cooper Cameron has an active environmental management program aimed at compliance with existing environmental regulations and elimination or significant reduction in the generation of pollutants in its manufacturing processes. Cooper Cameron management intends to continue these policies and programs.

         Cooper Cameron has been identified as a potentially responsible party ("PRP") with respect to ten sites designated for cleanup under CERCLA or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages without regard to fault or the legality of waste generation or disposal. Persons liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although CERCLA imposes joint and several liability on all PRPs, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Settlements often can be achieved through negotiations with the appropriate environmental agency or the other PRPs. PRPs that contributed less than one percent of the waste are often given the opportunity to settle as a "de minimis" party, resolving liability for a particular site.

         Cooper Cameron does not own or operate any of the sites with respect to which it has been identified as a PRP; in each case, Cooper Cameron is identified as a party that disposed of waste at the site. With respect to nine of the sites, Cooper Cameron's share of the waste volume is estimated to be less than one percent. Cooper Cameron is the major PRP at one site, the Osborne Landfill in Grove City, Pennsylvania. Cooper Cameron's facility in Grove City disposed of wastes at the Osborne Landfill from the early 1950s until 1978. A remedial plan was developed and accepted by the U.S. Environmental Protection Agency (the "EPA") as the preferred remedy for the site. The EPA issued an order in 1991 and remediation is in process. Cooper Cameron has responsibility for the remediation plan and compliance with the EPA order.

         Cooper Cameron has accruals in its balance sheet to the extent costs are known for the ten sites. Although estimates of the cleanup costs have not yet been made for certain of these sites,

Cooper Cameron believes, based on its preliminary review and other factors, that the costs to Cooper Cameron relating to these sites will not have a material adverse effect on its results of operations, financial condition or liquidity. However, no assurance can be given that the actual costs will not exceed the estimates of the cleanup costs once determined.

         Cooper Cameron does not currently anticipate any material adverse effect on its results of operations, financial condition or competitive position as a result of compliance with Federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above. However, some risk of environmental liability and other costs is inherent in the nature of Cooper Cameron's business, and there can be no assurance that material environmental costs will not arise. Moreover, it is possible that future developments, such as promulgation of regulations implementing the 1990 amendments to the Clean Air Act and other increasingly strict requirements of environmental laws and enforcement policies thereunder, could lead to material costs of environmental compliance and cleanup by Cooper Cameron.

         The cost of environmental remediation and compliance generally has not been an item of material expense for Cooper Cameron during any of the periods presented, other than with respect to the Osborne Landfill described above. Cooper Cameron's balance sheet at December 31, 1996, includes accruals totaling approximately $5.6 million for environmental remediation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

         The common stock of Cooper Cameron, par value $.01 per share (together with the associated Rights to Purchase Series A Junior Participating Preferred Stock), is traded on The New York Stock Exchange ("NYSE"). No dividends were paid during 1996. The following table indicates the range of trading prices on the NYSE from January 2 through December 31, 1996.

                                                                    Price Range
                                                            ------------------------------
                                                            High          Low         Last
                                                            -----         ---         ----
         1996
             First Quarter  . . . . . . . . . . . . . . .   $42         31 7/8       42
             Second Quarter . . . . . . . . . . . . . . .   $46 1/2     40 1/2       43 3/4
             Third Quarter  . . . . . . . . . . . . . . .   $57 3/8     42 1/2       57 3/8
             Fourth Quarter . . . . . . . . . . . . . . .   $76 1/2     57 1/4       76 1/2

The approximate number of holders of Cooper Cameron common stock was 18,000 as of March 14, 1997. The number of record holders as of the same date was 1,482.

ITEM 6.     SELECTED FINANCIAL DATA

         The information set forth under the caption "Selected Consolidated Historical Financial Data of Cooper Cameron Corporation" on pages 50-51 in the 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition of Cooper Cameron Corporation" on pages 17-24 in the 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following consolidated financial statements of the Company and the independent auditors' report set forth on pages 25-49 in the 1996 Annual Report to Stockholders are incorporated herein by reference:

            Report of Independent Auditors.

            Consolidated Results of Operations for each of the three years in the period ended December 31, 1996.

            Consolidated Balance Sheets as of December 31, 1996 and 1995.

            Consolidated Cash Flows for each of the three years in the period ended December 31, 1996.

            Consolidated Changes in Stockholders' Equity for the period from June 30, 1995 to December 31, 1995 and the year ended December 31, 1996.

            Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information on Directors of the Company is set forth in the section entitled "Election of Directors" on pages 4, 5 and 13 in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 8, 1997, which section is incorporated herein by reference.

Information regarding executive officers of the Company is set forth below. There was no late filing or failure by an insider to file a report required by
Section 16 of the Exchange Act.

         There are no family relationships among the officers listed, and there are no arrangements or understandings pursuant to which any of them were elected as officers. Officers are appointed or elected annually by the Board of Directors at its first meeting following the Annual Meeting of Stockholders, each to hold office until the corresponding meeting of the Board in the next year or until a successor shall have been elected, appointed or shall have qualified.

                  CURRENT EXECUTIVE OFFICERS OF THE REGISTRANT

                                  Present Principal Position and Other Material
Name and Age                      Positions Held During Last Five Years
------------                      ---------------------------------------------

Sheldon R. Erikson (55)           Chairman of the Board since May 1996,
                                  President and Chief Executive Officer since
                                  January 1995. Chairman of the Board from 1988 to 1995 and President and Chief Executive
                                  Officer from 1987 to 1995 of The Western
                                  Company of North America.

Thomas R. Hix (49)                Senior Vice President of Finance and Chief
                                  Financial Officer since January 1995.  Senior
                                  Vice President of Finance, Treasurer and
                                  Chief Financial Officer of The Western
                                  Company of North America from 1993 to 1995.
                                  Executive Vice President and Chief Financial
                                  Officer from 1992 to 1993 and Vice President,
                                  Finance and Chief Financial Officer from 1986 to 1992 of Oceaneering International.

Franklin Myers (44)               Senior Vice President, General Counsel and
                                  Secretary since April 1995. Vice President and General Counsel from 1988 to 1994,
                                  Secretary from 1988 to 1992, and Senior Vice
                                  President and General Counsel from 1994 to
                                  April 1995 of Baker Hughes Incorporated.

Joseph D. Chamberlain (50)        Vice President and Corporate Controller since
                                  April 1995. Controller - Financial Reporting from 1994 to 1995, Assistant Controller and
                                  Manager-Financial Reporting from 1979 to 1994 of Cooper Industries, Inc.

Michael L. Grimes  (46)           Vice President since November 1996.
                                  President, Cooper Energy Services Division since April 1996. General Manager, Quality and Information Management of GE Power
                                  Systems from 1995 to 1996, General Manager,
                                  Apparatus Service Department from 1994 to
                                  1995, General Manager, Power Generation
                                  Services Department from 1993 to 1994 and
                                  General Manager of Marketing, GE Power
                                  Generation from 1992 to 1993 of General
                                  Electric Company.

E. Fred Minter  (61)              Vice President since November 1996.
                                  President, Cooper Turbocompressor Division since 1988.

ITEM 11.         EXECUTIVE COMPENSATION.

         The information for this item is set forth in the section entitled "Compensation of Executive Management" on pages 16-19 in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 8, 1997, which section is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information concerning security ownership of certain beneficial owners and management is set forth in the sections entitled "Voting Securities and Principal Holders Thereof" on page 3 and "Security Ownership of Management" on page 14 in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 8, 1997, which sections are incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information regarding certain relationships and related transactions is set forth in the section entitled "Certain Transactions" on page 15 in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 8, 1997, which section is incorporated herein by reference.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                 ON FORM 8-K.

(A)     THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

         (1)  FINANCIAL STATEMENTS:

                 All financial statements of the Registrant as set forth under
                 Item 8 of this Annual Report on Form 10-K.

         (2)  FINANCIAL STATEMENT SCHEDULES:

                 Financial statement schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the consolidated financial statements and notes thereto.

         (3)  EXHIBITS:

                 3.1 Amended and Restated Certificate of Incorporation of Cooper Cameron Corporation, dated June 30, 1995, filed as Exhibit 4.2 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

                 3.2 First Amended and Restated Bylaws of Cooper Cameron Corporation, as amended December 12, 1996.

                 4.1 Form of Rights Agreement, dated as of May 1, 1995, between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, filed as
                          Exhibit 4.1 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

                 10.1 Cooper Cameron Corporation Long-Term Incentive Plan (Registration Statement No. 33-95004), incorporated herein by reference.

                 10.2 Cooper Cameron Corporation Stock Option Plan for Non-Employee Directors (Registration Statement No. 33-95000), incorporated herein by reference.

                 10.3 Second Amendment to the Cooper Cameron Corporation Stock Option Plan for Non-Employee Directors.

                 10.4 Cooper Cameron Corporation Retirement Savings Plan (Registration Statement No. 33-95002), incorporated herein by reference.

                 10.5 Cooper Cameron Corporation Employee Stock Purchase Plan (Registration Statement No. 33-94948), incorporated herein by reference.

                 10.6 Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

                 10.7 First Amendment to Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, effective as of January 1, 1996.

                 10.8 Cooper Cameron Corporation Supplemental Excess Defined Contribution Plan, filed as Exhibit 10.5 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

                 10.9 First Amendment to Cooper Cameron Corporation Supplemental Excess Defined Contribution Plan, effective April 1, 1996.

                 10.10 Cooper Cameron Corporation Compensation Deferral Plan (formerly the Cooper Cameron Corporation Management Incentive Compensation Deferral Plan), effective January 1, 1996.

                 10.11 Cooper Cameron Corporation Directors Deferred Compensation Plan, filed as Exhibit 10.7 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

                 10.12 Employment Agreement by and between Sheldon R. Erikson and Cooper Cameron Corporation, effective as of November 30, 1995, filed as Exhibit 10.9 to the Annual Report on Form 10-K for 1995 of Cooper Cameron Corporation, and incorporated herein by reference.

                 10.13 Employment Agreement by and between Thomas R. Hix and Cooper Cameron Corporation, effective as of November 30, 1995, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1995 of Cooper Cameron Corporation, and incorporated herein by reference.

                 10.14 Employment Agreement by and between Franklin Myers and Cooper Cameron Corporation, effective as of November 30, 1995, filed as Exhibit 10.11 to the Annual Report on Form 10-K for 1995 of Cooper Cameron Corporation, and incorporated herein by reference.

                 10.15 1995 Management Incentive Compensation Plan of Cooper Cameron Corporation, dated as of November 14, 1995, as amended.

                 10.16 1996 Management Incentive Compensation Plan of Cooper Cameron Corporation, dated as of February 19, 1996.

                 10.17 1997 Management Incentive Compensation Plan of Cooper Cameron Corporation, dated as of December 9, 1996.

                 10.18 Change in Control Policy of Cooper Cameron Corporation, approved February 19, 1996.

                 10.19 Executive Severance Program of Cooper Cameron Corporation, approved February 19, 1996.

                 10.20 Credit Agreement, dated as of June 30, 1995, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and First National Bank of Chicago, as agent, filed as Exhibit
                          4.5 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

                 10.21 Amended and Restated Credit Agreement dated as of March 20, 1997, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and First National Bank of Chicago, as agent.

                 13.1 Portions of 1996 Annual Report to Stockholders are included as an exhibit to this report and have been specifically incorporated by reference elsewhere herein.

                 21       Subsidiaries of registrant.

                 23       Consent of Independent Auditors.

                 27       Financial Data Schedule


(B)      REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K during the fourth quarter of 1996 and through March 15, 1997.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THIS 19TH DAY OF MARCH, 1997.

                                    COOPER CAMERON CORPORATION
                                    REGISTRANT


                                     BY: /s/ Joseph D. Chamberlain
                                         ---------------------------------------
                                                  (JOSEPH D. CHAMBERLAIN)
                                         Vice President and Corporate Controller
                                             (Principal Accounting Officer)

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED ON THIS 19TH DAY OF MARCH, 1997, BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

             SIGNATURE                 TITLE
             ---------                 -----
    /s/ C. Baker Cunningham            Director
-----------------------------------
   (C. Baker Cunningham)

   /s/ Grant A. Dove                   Director
-----------------------------------
   (Grant A. Dove)

   /s/ Sheldon R. Erikson              Chairman, President and Chief Executive
-----------------------------------        Officer (principal executive officer)
   (Sheldon R. Erikson)

   /s/ Michael E. Patrick              Director
-----------------------------------
   (Michael E. Patrick)

   /s/ David Ross III                  Director
-----------------------------------
   (David Ross III)

   /s/ Michael J. Sebastian            Director
-----------------------------------
   (Michael J. Sebastian)

   /s/ Thomas R. Hix                   Senior Vice President of Finance and
-----------------------------------        Chief Financial Officer
   (Thomas R. Hix)                         (principal financial officer)


                                 EXHIBIT INDEX

EXHIBIT                                                                            SEQUENTIAL
NUMBER                                   DESCRIPTION                                PAGE NO.
------           -------------------------------------------------------------      --------
  3.1            Amended and Restated Certificate of Incorporation of Cooper
                 Cameron Corporation, dated June 30, 1995, filed as Exhibit 4.2 to the Registration Statement on Form S-8 of Cooper Cameron
                 Corporation (Commission File No. 33-94948), and incorporated herein by reference.

  3.2            First Amended and Restated Bylaws of Cooper Cameron
                 Corporation, as amended December 12, 1996.

  4.1            Form of Rights Agreement, dated as of May 1, 1995, between
                 Cooper Cameron Corporation and First Chicago Trust Company of
                 New York, as Rights Agent, filed as Exhibit 4.1 to the
                 Registration Statement on Form S-8 of Cooper Cameron
                 Corporation (Commission File No. 33-94948), and incorporated herein by reference.

10.1             Cooper Cameron Corporation Long-Term Incentive Plan
                 (Registration Statement No. 33-95004), incorporated herein by reference.

10.2             Cooper Cameron Corporation Stock Option Plan for Non-Employee
                 Directors (Registration Statement No. 33-95000), incorporated herein by reference.

                                 EXHIBIT INDEX
                                  (Continued)

EXHIBIT                                                                            SEQUENTIAL
NUMBER                                   DESCRIPTION                                PAGE NO.
------           -------------------------------------------------------------      --------

10.3             Second Amendment to the Cooper Cameron Corporation Stock
                 Option Plan for Non-Employee Directors.

10.4             Cooper Cameron Corporation Retirement Savings Plan
                 (Registration Statement No. 33-95002), incorporated herein by reference.

10.5             Cooper Cameron Corporation Employee Stock Purchase Plan
                 (Registration Statement No. 33-94948), incorporated herein by reference.

10.6             Cooper Cameron Corporation Supplemental Excess Defined Benefit
                 Plan, filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No.
                 33-90288), and incorporated herein by reference.

10.7             First Amendment to Cooper Cameron Corporation Supplemental
                 Excess Defined Benefit Plan, effective as of January 1, 1996.

10.8             Cooper Cameron Corporation Supplemental Excess Defined
                 Contribution Plan, filed as Exhibit 10.5 to the Registration
                 Statement on Form S-4 of Cooper Cameron Corporation
                 (Commission File No. 33-90288), and incorporated herein by reference.

10.9             First Amendment to Cooper Cameron Corporation Supplemental
                 Excess Defined Contribution Plan, effective April 1, 1996.

10.10            Cooper Cameron Corporation Compensation Deferral Plan
                 (formerly the Cooper Cameron Corporation Management Incentive
                 Compensation Deferral Plan), effective January 1, 1996.

10.11            Cooper Cameron Corporation Directors Deferred Compensation
                 Plan, filed as Exhibit 10.7 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No.
                 33-90288), and incorporated herein by reference.

                                 EXHIBIT INDEX
                                  (Continued)

EXHIBIT                                                                            SEQUENTIAL
NUMBER                                   DESCRIPTION                                PAGE NO.
------           -------------------------------------------------------------      --------
10.12            Employment Agreement by and between Sheldon R. Erikson and
                 Cooper Cameron Corporation, effective as of November 30, 1995, filed as Exhibit 10.9 to the Annual Report on Form 10-K for
                 1995 of Cooper Cameron Corporation, and incorporated herein by reference.

10.13            Employment Agreement by and between Thomas R. Hix and Cooper
                 Cameron Corporation, effective as of November 30, 1995, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1995 of
                 Cooper Cameron Corporation, and incorporated herein by reference.

10.14            Employment Agreement by and between Franklin Myers and Cooper
                 Cameron Corporation, effective as of November 30, 1995, filed as Exhibit 10.11 to the Annual Report on Form 10-K for 1995 of
                 Cooper Cameron Corporation, and incorporated herein by reference.

10.15            1995 Management Incentive Compensation Plan of Cooper Cameron
                 Corporation, dated as of November 14, 1995, as amended.

10.16            1996 Management Incentive Compensation Plan of Cooper Cameron
                 Corporation, dated as of February 19, 1996.

10.17            1997 Management Incentive Compensation Plan of Cooper Cameron
                 Corporation, dated as of December 9, 1996.

10.18            Change in Control Policy of Cooper Cameron
                 Corporation, approved February 19, 1996.

10.19            Executive Severance Program of Cooper Cameron
                 Corporation, approved February 19, 1996.

10.20            Credit Agreement, dated as of June 30, 1995, among
                 Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and First
                 National Bank of Chicago, as agent, filed as Exhibit
                 4.5 to the Registration Statement on Form S-8 of
                 Cooper Cameron Corporation (Commission File No.
                 33-94948), and incorporated herein by reference.

10.21            Amended and Restated Credit Agreement dated as of
                 March 20, 1997, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and First National Bank of Chicago, as agent.

13.1 Portions of 1996 Annual Report to Stockholders are included as an exhibit to this report and have been specifically incorporated by reference elsewhere herein.

21               Subsidiaries of registrant.

23               Consent of Independent Auditors.

27               Financial Data Schedule (for SEC purposes only)