Form 10-Q
period 1997-03-31
COOPER CAMERON CORP
filed 1997-05-14
CIK 941548

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number                 1-13884
                      ----------------------------------------------------------


                          Cooper Cameron Corporation
--------------------------------------------------------------------------------
                   (Exact Name of Registrant in its Charter)

          Delaware                                           76-0451843
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                           Identification No.)



515 Post Oak Blvd., Suite 1200, Houston, Texas                 77027
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

                                 713/513-3300
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

Number of shares outstanding of issuer's common stock as of April 30, 1997 was 51,307,658 (adjusted to reflect the 2-for-1 stock split. See Note 2 of the Notes to Consolidated Financial Statements for further information.)

                              INDEX TO EXHIBITS

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                         DESCRIPTION                              PAGE
-------                        -----------                          ------------
  27                     Financial Data Schedule

                         PART I - FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                           COOPER CAMERON CORPORATION
                       CONSOLIDATED RESULTS OF OPERATIONS





                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
(dollars in millions, except per share data)                  1997        1996
                                                             -------    -------
REVENUES .................................................   $ 376.0    $ 280.6
                                                             -------    -------

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and
  amortization) ..........................................     275.2      205.9
Depreciation and amortization ............................      16.3       15.2
Selling and administrative expenses ......................      50.0       44.4
Interest expense .........................................       7.0        4.2
                                                             -------    -------

                                                               348.5      269.7
                                                             -------    -------

   Income before income taxes ............................      27.5       10.9

Income tax provision .....................................      (8.1)      (3.2)
                                                             -------    -------

Net income ...............................................   $  19.4    $   7.7
                                                             =======    =======



Primary and fully diluted earnings per share(1) .........    $  0.36    $  0.15
                                                             =======    =======




(1) Adjusted to reflect the 2-for-1 stock split described in Note 2 of the Notes to Consolidated Financial Statements.




        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                            March 31, December 31,
(dollars in millions, except shares and per share data)                       1997        1996
                                                                            --------    --------
ASSETS
Cash and cash equivalents ...............................................   $    8.1    $    9.1
Receivables, net ........................................................      361.5       360.8
Inventories, net ........................................................      453.2       404.2
Other ...................................................................       16.6        24.1
                                                                            --------    --------
           Total current assets .........................................      839.4       798.2
                                                                            --------    --------
Plant and equipment, at cost ............................................      739.2       743.0
Less:  accumulated depreciation .........................................     (376.0)     (373.5)
Intangibles .............................................................      445.3       454.8
Less:  accumulated amortization .........................................     (195.2)     (195.5)
Other assets ............................................................       39.5        41.9
                                                                            --------    --------

                TOTAL ASSETS ............................................   $1,492.2    $1,468.9
                                                                            ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long-term debt ....................................   $   46.5    $   47.1
Accounts payable and accrued liabilities ................................      396.5       391.3
Accrued income taxes ....................................................        9.0         6.5
                                                                            --------    --------
           Total current liabilities ....................................      452.0       444.9
                                                                            --------    --------
Long-term debt ..........................................................      371.4       347.5
Postretirement benefits other than pensions .............................       95.6        97.2
Deferred income taxes and other long-term liabilities ...................       61.1        63.2
                                                                            --------    --------
           Total liabilities ............................................      980.1       952.8
                                                                            --------    --------
Stockholders' Equity:
    Common stock, par value $.01 per share, 75,000,000 shares
        authorized, 51,307,646 (adjusted for the 2-for-1 split) shares
        issued (25,617,727 at December 31, 1996) ........................         .5          .3
    Capital in excess of par value ......................................      875.1       873.9
    Minimum pension liability ...........................................       (2.6)       (2.6)
    Translation component ...............................................       17.8        43.2
    Retained deficit (including $441.0 charge on June 30, 1995
        related to goodwill impairment) .................................     (378.7)     (398.1)
    Less:  Treasury stock (688 shares (adjusted for the 2-for-1 split) at
        March 31, 1997 and 11,349 shares at December 31, 1996), at
        cost ............................................................         --         (.6)
                                                                            --------    --------
           Total stockholders' equity ...................................      512.1       516.1
                                                                            --------    --------

                TOTAL LIABILITIES AND STOCKHOLDERS'
                     EQUITY .............................................   $1,492.2    $1,468.9
                                                                            ========    ========


        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Three Months Ended
                                                                              March 31,
                                                                         ------------------
(dollars in millions)                                                      1997       1996
                                                                         -------     ------
Cash flows from operating activities:
    Net income ........................................................   $19.4       $ 7.7
    Adjustments to reconcile net income to net cash (used for) provided by operating activities:
            Depreciation ..............................................    12.5        11.8
            Amortization ..............................................     3.8         3.4
            Deferred income taxes .....................................     3.2         (.3)
    Changes in assets and liabilities, net of translation and effects of acquisitions:
            Receivables ...............................................    (9.2)      (13.3)
            Inventories ...............................................   (58.7)      (12.9)
            Accounts payable and accrued liabilities ..................    10.8        16.0
            Other assets and liabilities, net .........................     7.9          .3
                                                                          -----       -----
                  Net cash (used for) provided by operating
                    activities ........................................   (10.3)       12.7
                                                                          -----       -----

Cash flows from investing activities:
    Capital expenditures and proceeds from sales of plant and
        equipment, net ................................................    (7.0)       (6.0)
    Acquisitions ......................................................     (.9)         --
                                                                          -----       -----
                  Net cash used for investing activities ..............    (7.9)       (6.0)
                                                                          -----       -----
Cash flows from financing activities:
    Loan borrowings (repayments), net .................................    18.0        (7.5)
    Activity under stock option plans and other .......................      .2          --
                                                                          -----       -----
                  Net cash provided by (used for) financing
                    activities ........................................    18.2        (7.5)
                                                                          -----       -----
Effect of translation on cash .........................................    (1.0)        (.1)
                                                                          -----       -----

Decrease in cash and cash equivalents .................................    (1.0)        (.9)
                                                                          -----       -----

Cash and cash equivalents, beginning of period ........................     9.1        12.1
                                                                          -----       -----

Cash and cash equivalents, end of period ..............................   $ 8.1       $11.2
                                                                          =====       =====




        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.  Adjustments

         The financial information presented as of March 31, 1997 and for the three-month periods ended March 31, 1997 and 1996 has been prepared from the books and records without audit. Financial information as of December 31, 1996 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1996.


Note 2.  Stock Split

         On May 9, 1997, the Company announced that its Board of Directors had declared a 2-for-1 split of the Company's common stock to be effected in the form of a dividend, payable June 12, 1997 to stockholders of record on May 19, 1997.

         As a result of the split, the Company's balance sheet as of March 31, 1997 has been retroactively restated to show the effect of the additional issuance of shares that will take place on June 12, 1997. Additionally, all references in the accompanying financial statements to the number of common shares and common stock equivalents outstanding at March 31, 1997 and elsewhere as noted and the earnings per share amounts for the three-month periods ended March 31, 1997 and 1996 have been restated to reflect the stock split.


Note 3.  Inventories

                                                   March 31,    December 31,
(dollars in millions)                                1997          1996
                                                    ------        ------
Raw materials ...................................   $ 63.2        $ 64.4
Work-in-process .................................    207.1         192.9
Finished goods, including parts and
  subassemblies .................................    290.8         261.3
Perishable tooling and supplies .................      2.5           2.7
                                                    ------        ------
                                                     563.6         521.3

Allowances ......................................   (110.4)       (117.1)
                                                    ------        ------

Net inventories .................................   $453.2        $404.2
                                                    ======        ======

Note 4.  Long-term Debt

         Effective March 20, 1997, the Company amended and restated its $475 million long-term credit agreement with various banks (the Credit Agreement). As a result, the final maturity of all committed facilities provided under the Credit Agreement was extended twenty-one months, to March 31, 2002, all outstanding term loans were converted into revolving credit advances, and the interest rate was reduced by approximately .125%. In addition, the modifications resulted in various changes to financial covenants, which had the overall effect of significantly reducing prior restrictions and increasing the Company's flexibility in the conduct and financing of its worldwide operations. Such changes included, among other things, elimination of (i) a minimum net worth test, (ii) the annual tightening of the maximum debt to capitalization and minimum interest coverage ratios and (iii) certain of the restrictions on dividends and share repurchases.

         Of the Company's $46.5 million of short-term debt, $45.0 million represents debt that has been classified as short-term based on management's intention to repay this amount during the next twelve months. At March 31, 1997, the Company had $75.0 million of committed borrowing capacity available under the Credit Agreement plus additional uncommitted amounts available under various other borrowing arrangements.


Note 5.  Retained Deficit

         While the Company has a retained deficit, it is able to declare and pay dividends from a current year's earnings as well as from the net of capital in excess of par value less the retained deficit. Accordingly, at March 31, 1997, the Company had approximately $496.4 million from which dividends could be paid.


Note 6.  Earnings Per Share

         The weighted average number of common shares and common stock equivalents outstanding for each period presented (adjusted for the 2-for-1 split) was as follows:

                                                                     Three Months Ended
                                                                         March 31,
                                                                     ------------------
(amounts in millions)                                                1997(1)    1996(1)
                                                                     -------    -------
Average shares outstanding ......................................     51.3       50.3
Common stock equivalents ........................................      2.8        1.9
                                                                      ----       ----
Number of shares utilized in earnings per share calculation......     54.1       52.2
                                                                      ====       ====


(1) Based on a 2-for-1 stock split described in Note 2 of the Notes to Consolidated Financial Statements.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating "basic earnings per share" (which calculation replaces the current "primary earnings per share"), the dilutive effect of stock options will be excluded. The impact is expected to result in an increase (adjusted for the 2-for-1 split) in earnings per share for the quarters ended March 31, 1997 and 1996 of $.02 and less than $.01, respectively. Statement 128 is not expected to result in any change in the Company's fully diluted earnings per share.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         Certain of the comments which follow represent indications of management's current expectations regarding the future results of operations or financial condition of the Company. Such information, if any, is based on current expectations regarding the markets affecting the Company and other matters which can affect the Company's results of operations, liquidity or financial condition. In addition, the Company operates in various parts of the world that are subject to political unrest and turmoil. The Company's expectations regarding future events assume a continuation of current political conditions. Because expectations are based solely on data currently available, they are subject to change as a result of changes in conditions and should not therefore be viewed as assurance regarding the Company's future performance. Additionally, the reader of this information should be aware that the Company is not obligated to inform the reader of such changes as they occur or make public indication of changes unless required under applicable disclosure rules and regulations.


FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

         Cooper Cameron Corporation had net income of $19.4 million, or $.36 per share (adjusted for the 2-for-1 split), for the first quarter of 1997 compared to $7.7 million, or $.15 per share (adjusted for the 2-for-1 split), for the same period in 1996. This improvement was largely the result of the strong performance of the Petroleum Production Equipment segment, where first quarter 1997 earnings more than doubled from the first quarter 1996 level.

REVENUES

         Revenues for the first quarter of 1997 totaled $376.0 million, an increase of 34% from the $280.6 million in the first quarter of 1996. This increase was due to generally improved market fundamentals, driven largely by increasing worldwide demand for oil and natural gas, and the June 1996 acquisition of Ingram Cactus Company. Although fluctuations were experienced, oil and natural gas prices remained at levels acceptable to the marketplace, and continued to provide the impetus for increased spending by major and independent producers. Approximately 71% of the improvement in revenues was from the Petroleum Production Equipment segment and 29% from the Compression and Power Equipment segment. The effect of the favorable market conditions was also reflected in the Company's backlog, defined as firm customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled, which ended the period at the highest level since mid-1992. Backlog at the end of the first quarter of 1997 was $811.9 million, an increase of 11% from year-end 1996 and 37% from the first quarter of 1996.

         The Petroleum Production Equipment segment's revenues of $239.0 million increased by 40% over first quarter 1996 revenues of $171.3 million. This increase was primarily due to the Ingram Cactus acquisition (revenues were included beginning in the third quarter of 1996) and generally improved market conditions, which resulted in volume growth as well as favorable pricing. Because the acquired Ingram Cactus operations have been substantially integrated into the Cameron business, separate data on revenues and earnings attributable to the acquisition are not available. First quarter 1997 revenues associated with the fourth quarter 1996 acquisition of Tundra Valve & Wellhead and the first quarter 1997 acquisition of Wellhead Services, Inc. were minimal. The segment's revenue growth was across all geographical and product lines, with the exception of subsea equipment, which declined slightly year-to-year due to the timing of major project shipments currently in production. Order activity for the segment reached $326.1 million, more than double the first quarter 1996 level. This improvement was across all lines of the business, with the largest increase in North Sea subsea projects. Backlog for the segment ended the first quarter of 1997 at $502.1 million, an increase of 14% from year-end 1996 and approximately double the first quarter 1996 level.

         Revenues for the Compression and Power Equipment segment of $137.0 million improved by 25% from $109.3 million in the first quarter of 1996. This improvement resulted from increased international gas turbine and compressor project revenues, higher reciprocating natural gas compression equipment shipments, and continued strong centrifugal air compressor activity. The year-to-year improvement in international gas turbine and compressor project revenues was largely due to very low order levels during the first half of 1995 that resulted in weak revenues in the first quarter of 1996. The increase in reciprocating natural gas compression equipment shipments resulted from improved orders during the second half of 1996 as the Company's new high-speed products gained greater market acceptance. Gas compression equipment parts and service revenues declined slightly from the prior year as customers continued to delay preventive maintenance, outsource inventory management, and purchase non-OEM parts or refurbished parts. First quarter 1997 centrifugal air compressor revenues increased by 26% from the first quarter of 1996. This improvement resulted from strong demand in both industrial and air separation applications, driven by economic growth, particularly in Southeast Asia and the Pacific Rim. Order activity in the Compression and Power Equipment segment increased by 26% from the first quarter of 1996, primarily due to the effect of large gas turbine and compressor projects. Due to the size and complex nature of these projects, the specific timing of an order is very difficult to predict and can cause significant fluctuations in the year-to-year comparisons for this segment. Backlog for the segment was $309.8 million at the end of the first quarter of 1997, an increase of 8% from year-end 1996 and a decline of 9% from the first quarter of 1996.

COSTS AND EXPENSES

         Cost of sales (exclusive of depreciation and amortization) of $275.2 million in the first quarter of 1997 increased by $69.3 million, or 34%, compared with $205.9 million in the same period of 1996. This increase was largely the result of the previously discussed 34% revenue growth. As discussed above, revenues increased by 40% in the Petroleum Production Equipment segment and 25% in the Compression and Power Equipment segment, while cost of sales increased 36% and 30%, respectively. This resulted in a gross margin percentage (defined as revenues less cost of sales as a percentage of revenues) of 29.2% for the Petroleum Production Equipment segment, compared to 27.4% in the first quarter of 1996. This increase resulted from improved pricing, the leveraging of various manufacturing support costs that are relatively fixed in the short-term, and cost reduction programs. For the Compression and Power Equipment segment, the gross margin percentage declined from 25.4% in the first quarter of 1996 to 22.6% in the first quarter of 1997. This reduction is primarily due to factors affecting the energy-related portion of the segment. Pricing pressure in the very competitive gas turbine and compressor project business and in the aftermarket for gas compression equipment continued during the period. Additionally, a significant increase in traditionally lower margin gas turbine and compressor project revenues and a slight decrease in the higher margin aftermarket business resulted in an unfavorable effect on the gross margin percentage. Providing a partial offset were increased production levels which allowed for the leveraging of various manufacturing support costs and the effect of the cost rationalization program completed in late 1996 at the Grove City, Pennsylvania facility.

         Depreciation and amortization increased by $1.1 million, from $15.2 million in the first quarter of 1996 to $16.3 million in the first quarter of 1997, primarily in the Petroleum Production Equipment segment. This increase was due to the Ingram Cactus acquisition and higher capital spending levels in the second half of 1996 in response to improved market conditions.

         Selling and administrative expenses increased by $5.6 million, or 13%, from $44.4 million in the first quarter of 1996 to $50.0 million in the first quarter of 1997. This increase was primarily in the Petroleum Production Equipment segment and related to the higher revenue levels, the Ingram Cactus acquisition, and the Company's conscious effort to improve its market presence. The Compression and Power Equipment segment and general corporate expenses increased only slightly year-to-year. As a percentage of revenues, selling and administrative costs for the Company decreased from 15.8% in the first quarter of 1996 to 13.3% in the first quarter of 1997 with both segments having year-over-year improvements in this relationship.

         Reflecting the various factors discussed above, operating income (defined as earnings before corporate expenses, interest, and taxes) totaled $37.2 million for the Company, an increase of $19.8 million from the first quarter of 1996. The Petroleum Production Equipment segment improved from $12.7 million to $29.1 million, while the Compression and Power Equipment segment increased from $4.7 million to $8.1 million.

         Interest expense increased from $4.2 million in the first quarter of 1996 to $7.0 million in the first quarter of 1997, primarily due to an increase in the average debt level. The first quarter average debt level increased from $260.8 million in 1996 to $406.3 million in 1997 due to various acquisitions totaling $114.8 million. These include Ingram Cactus Company, Tundra Valve & Wellhead, ENOX Technologies, Inc., and Wellhead Services, Inc. Also contributing to the higher debt level was increased working capital requirements in support of the revenue growth and several longer-lead time customer orders currently in process.

         Income taxes were $8.1 million in the first quarter of 1997, an increase of $4.9 million from the same period in 1996. This increase was the result of the year-to-year improvement in earnings. The estimated effective tax rate declined slightly, from 30.0% in the first quarter of 1996 to 29.5% in the first quarter of 1997, primarily as a result of an estimated change in the mix of domestic and foreign earnings for 1997 versus 1996.

CASH FLOW, LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

         During the first three months of 1997, the Company's operating activities utilized $10.3 million of cash, primarily to fund an increase in working capital resulting largely from record levels of orders and higher backlog, primarily in the Petroleum Production Equipment segment. This additional cash requirement, plus $7.9 million of cash utilized to fund capital expenditures and a product line acquisition by the Petroleum Production Equipment segment, was largely satisfied by $18.0 million of additional borrowings under the Company's credit facility. As described further in Note 4 of the Notes to Consolidated Financial Statements, the Company amended and restated its long-term credit agreement with various banks on March 20, 1997, which had the effect of extending the maturity of a significant portion of its outstanding debt, lowered the Company's interest cost and eliminated various financial covenant requirements.

         In addition, the Company's Board of Directors has approved the repurchase of up to 2,500,000 (5,000,000 after the stock split on June 12, 1997) shares of the Company's Common Stock in the open market from time-to-time in order to satisfy the Company's obligations to issue stock under its various employee stock ownership, option and benefit plans.
Any such purchases will be made from the Company's free cash flow and are not expected to adversely impact the Company's liquidity or capital resources.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 27 - Financial Data Schedule.

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed during the three months ended March 31, 1997.




                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Cooper Cameron Corporation
                                            ---------------------------
                                                   (Registrant)



Date            May 14, 1997                /s/ Thomas R. Hix
         --------------------------         ---------------------------
                                            Thomas R. Hix
                                            Senior Vice President &
                                              Chief Financial Officer
                                              and authorized to sign on
                                              behalf of the Registrant