Form 10-Q
period 1997-06-30
COOPER CAMERON CORP
filed 1997-08-13
CIK 941548

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number               1-13884
                      ----------------------------------------------------------

                         Cooper Cameron Corporation
--------------------------------------------------------------------------------
                   (Exact Name of Registrant in its Charter)

                                Delaware                                           76-0451843
-----------------------------------------------------------------------------------------------------
                (State or Other Jurisdiction of                                  (I.R.S. Employer
                Incorporation or Organization)                                   Identification No.)

   515 Post Oak Blvd., Suite 1200, Houston, Texas                                    77027
-----------------------------------------------------------------------------------------------------
         (Address of Principal Executive Offices)                                 (Zip Code)

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

                                 Yes  /X/  No  / /

Number of shares outstanding of issuer's common stock as of July 31, 1997 was 52,336,362.

                         PART I - FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                           COOPER CAMERON CORPORATION
                       CONSOLIDATED RESULTS OF OPERATIONS


                                                       Three Months Ended                 Six Months Ended
                                                             June 30,                          June 30,
                                                    ------------------------          ------------------------
(dollars in millions, except per share data)          1997             1996             1997             1996
                                                    -------          -------          -------          -------
REVENUES  . . . . . . . . . . . . . . . . . . .      $441.3           $312.4           $817.4           $593.1
                                                     ------           ------           ------           ------
COSTS AND EXPENSES
Cost of sales (exclusive of
   depreciation and amortization)   . . . . . .       317.5            227.0            592.7            432.9
Depreciation and amortization   . . . . . . . .        16.3             15.0             32.6             30.2
Selling and administrative expenses   . . . . .        51.9             45.1            101.9             89.6
Interest expense  . . . . . . . . . . . . . . .         7.3              4.4             14.3              8.6
Nonrecurring/unusual charges  . . . . . . . . .           -              2.3                -              2.3
                                                     ------           ------           ------          -------
                                                      393.0            293.8            741.5            563.6
                                                     ------           ------           ------          -------

      Income before income taxes  . . . . . . .        48.3             18.6             75.9             29.5

Income tax provision  . . . . . . . . . . . . .       (14.2)            (5.7)           (22.4)            (9.0)
                                                    -------          -------          -------          -------

Net income  . . . . . . . . . . . . . . . . . .     $  34.1          $  12.9          $  53.5          $  20.5
                                                    =======          =======          =======          =======

Primary and fully diluted
   earnings per share   . . . . . . . . . . . .     $  0.62          $  0.24 (1)      $  0.98          $  0.39 (1)
                                                    =======          =======          =======          =======

(1) Adjusted to reflect the 2-for-1 stock split described in Note 2 of the Notes to Consolidated Financial Statements.




       The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,        December 31,
(dollars in millions, except shares and per share data)                              1997              1996
                                                                                 ------------      ------------
ASSETS
Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . .     $      9.9        $      9.1
Receivables, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          371.4             360.8
Inventories, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          500.0             404.2
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12.6              24.1
                                                                                  ----------        ----------
           Total current assets   . . . . . . . . . . . . . . . . . . . . . .          893.9             798.2
                                                                                  ----------        ----------
Plant and equipment, at cost  . . . . . . . . . . . . . . . . . . . . . . . .          751.9             743.0
Less:  accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . .         (385.4)           (373.5)
Intangibles   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          447.1             454.8
Less:  accumulated amortization . . . . . . . . . . . . . . . . . . . . . . .         (199.3)           (195.5)
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           42.4              41.9
                                                                                  ----------        ----------

                TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . .     $  1,550.6        $  1,468.9
                                                                                  ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long-term debt  . . . . . . . . . . . . . . . . . . . .     $     47.0        $     47.1
Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . . . .          418.4             391.3
Accrued income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6.1               6.5
                                                                                  ----------        ----------
           Total current liabilities  . . . . . . . . . . . . . . . . . . . .          471.5             444.9
                                                                                  ----------        ----------
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          364.1             347.5
Postretirement benefits other than pensions   . . . . . . . . . . . . . . . .           93.3              97.2
Deferred income taxes and other long-term liabilities   . . . . . . . . . . .           58.9              63.2
                                                                                  ----------        ----------
           Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . .          987.8             952.8
                                                                                  ----------        ----------
Stockholders' Equity:
    Common stock, par value $.01 per share, 75,000,000 shares
        authorized, 52,005,526 shares issued (25,617,727 at
        December 31, 1996)  . . . . . . . . . . . . . . . . . . . . . . . . .             .5                .3
    Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . .          890.7             873.9
    Minimum pension liability   . . . . . . . . . . . . . . . . . . . . . . .            (.4)             (2.6)
    Translation component   . . . . . . . . . . . . . . . . . . . . . . . . .           16.6              43.2
    Retained deficit (including $441.0 charge on June 30, 1995
        related to goodwill impairment)   . . . . . . . . . . . . . . . . . .         (344.6)           (398.1)
    Less:  Treasury stock (688 shares at June 30, 1997 and
        11,349 shares at December 31, 1996), at cost  . . . . . . . . . . . .              -               (.6)
                                                                                  -----------       ----------
           Total stockholders' equity   . . . . . . . . . . . . . . . . . . .          562.8             516.1
                                                                                  ----------        ----------
                TOTAL LIABILITIES AND STOCKHOLDERS'
                     EQUITY   . . . . . . . . . . . . . . . . . . . . . . . .     $  1,550.6        $  1,468.9
                                                                                  ==========        ==========

       The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Three Months Ended            Six Months Ended
                                                                       June 30,                    June 30,
                                                            ----------------------       -----------------------
(dollars in millions)                                         1997          1996           1997            1996
                                                            --------      --------       --------       --------
Cash flows from operating activities:
    Net income  . . . . . . . . . . . . . . . . . . . .     $  34.1       $  12.9        $   53.5       $   20.5
    Adjustments to reconcile net income to net
        cash provided by operating activities:
            Depreciation  . . . . . . . . . . . . . . .        12.4          11.6            24.9           23.3
            Amortization  . . . . . . . . . . . . . . .         3.9           3.4             7.7            6.9
            Nonrecurring/unusual charges  . . . . . . .           -           2.3               -            2.3
            Deferred income taxes   . . . . . . . . . .         2.1           1.3             5.3            1.1
    Changes in assets and liabilities, net of
        translation and effects of acquisitions:
            Receivables   . . . . . . . . . . . . . . .        (8.2)        (25.6)          (17.4)         (38.9)
            Inventories   . . . . . . . . . . . . . . .       (42.6)        (17.0)         (101.3)         (29.9)
            Accounts payable and accrued
                liabilities   . . . . . . . . . . . . .        18.7          20.0            29.5           36.0
            Other assets and liabilities, net   . . . .        (2.8)         (2.4)            5.1           (2.1)
                                                            -------       -------        ----------     --------
                    Net cash provided by
                        operating activities  . . . . .        17.6           6.5             7.3           19.2
                                                            -------       -------        ----------     --------

Cash flows from investing activities:
    Capital expenditures and proceeds from
        sales of plant and equipment, net   . . . . . .       (12.8)         (5.8)          (19.8)         (11.8)
    Acquisitions  . . . . . . . . . . . . . . . . . . .        (5.3)       (100.0)           (6.3)        (100.0)
                                                            -------       -------        --------       --------
                    Net cash used for investing
                        activities  . . . . . . . . . .       (18.1)       (105.8)          (26.1)        (111.8)
                                                            -------       -------        --------       --------
Cash flows from financing activities:
    Long-term borrowings  . . . . . . . . . . . . . . .           -         100.0               -          100.0
    Loan borrowings (repayments), net   . . . . . . . .        (5.2)         (7.5)           12.8          (15.0)
    Activity under stock option plans
        and other   . . . . . . . . . . . . . . . . . .         7.6             -             7.8              -
                                                            -------       --------       --------       --------
                    Net cash provided by financing
                        activities  . . . . . . . . . .         2.4          92.5            20.6           85.0
                                                            -------       -------        --------       --------
Effect of translation on cash   . . . . . . . . . . . .         (.1)         (1.5)           (1.0)          (1.6)
                                                            -------       -------        --------       --------
Increase (decrease) in cash and cash equivalents  . . .         1.8          (8.3)             .8           (9.2)
                                                            -------       -------        --------       --------
Cash and cash equivalents, beginning of period  . . . .         8.1          11.2             9.1           12.1
                                                            -------       -------        --------       --------
Cash and cash equivalents, end of period  . . . . . . .     $   9.9       $   2.9        $    9.9       $    2.9
                                                            =======       =======        ========       ========

       The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Adjustments

         The financial information presented as of June 30, 1997 and for the three- and six-month periods ended June 30, 1997 and 1996 has been prepared from the books and records without audit. Financial information as of December 31, 1996 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1996.


Note 2.  Stock Split

         On May 8, 1997, the Company's Board of Directors declared a 2-for-1 split of the Company's common stock which was effected in the form of a dividend paid to stockholders on June 13, 1997. As a result, the earnings per share amounts for the three- and six-month periods ended June 30, 1996 have been restated to reflect the stock split.


Note 3.  Inventories

                                                                              June 30,         December 31,
(dollars in millions)                                                            1997              1996
                                                                             ------------      ------------
Raw materials   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  65.3             $  64.4
Work-in-process   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       228.5               192.9
Finished goods, including parts and subassemblies   . . . . . . . . . . .       310.3               261.3
Perishable tooling and supplies   . . . . . . . . . . . . . . . . . . . .         2.6                 2.7
                                                                              -------             -------
                                                                                606.7               521.3
Allowances  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (106.7)             (117.1)
                                                                              -------             -------
Net inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 500.0             $ 404.2
                                                                              =======             =======

Note 4.  Long-term Debt

         Effective March 20, 1997, the Company amended and restated its $475 million long-term credit agreement with various banks (the Credit Agreement).
As a result, the final maturity of all committed facilities provided under the Credit Agreement was extended twenty-one months, to March 31, 2002, all outstanding term loans were converted into revolving credit advances, and the interest rate was reduced by approximately .125%. In addition, the modifications resulted in various changes to financial covenants. Such changes included, among other things, elimination of (i) a minimum net worth test, (ii) the annual tightening of the maximum debt to capitalization and minimum interest coverage ratios and (iii) certain of the restrictions on dividends and share repurchases.

         Of the Company's $47.0 million of short-term debt, $45.0 million represents debt that has been classified as short-term based on management's intention to repay this amount during the next twelve months. At June 30, 1997, the Company had $96.4 million of committed borrowing capacity available under the Credit Agreement plus additional uncommitted amounts available under various other borrowing arrangements.

Note 5.  Retained Deficit

         While the Company has a retained deficit, it is able to declare and pay dividends from a current year's earnings as well as from the net of capital in excess of par value less the retained deficit. Accordingly, at June 30, 1997, the Company had approximately $546.1 million from which dividends could be paid.

Note 6.  Acquisitions

         During the six months ended June 30, 1997, the Company made three small product line acquisitions totaling $6.3 million, all of which have been accounted for under the purchase method of accounting. Additional goodwill added as a result of these acquisitions was approximately $1.7 million.

Note 7.  Earnings Per Share

         The weighted average number of common shares and common stock equivalents outstanding for each period presented was as follows:

                                                       Three Months Ended              Six Months Ended
                                                            June 30,                       June 30,
                                                     ----------------------          ---------------------
(amounts in millions)                                1997              1996 (1)      1997             1996 (1)
                                                     ----              ----          ----             ----
Average shares outstanding  . . . . . . . . . .      51.6              50.4          51.4             50.3
Common stock equivalents  . . . . . . . . . . .       3.7               2.3           3.3              2.2
                                                     ----              ----          ----             ----
Number of shares utilized in
    earnings per share calculation  . . . . . .      55.3              52.7          54.7             52.5
                                                     ====              ====          ====             ====

(1) Adjusted for the 2-for-1 stock split described in Note 2 of the Notes to Consolidated Financial Statements.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating "basic earnings per share" (which calculation replaces the current "primary earnings per share"), the dilutive effect of stock options will be excluded. The impact is expected to result in an increase (adjusted for the 2-for-1 split) in earnings per share for the quarters ended June 30, 1997 and 1996 of $.04 and $.02, respectively, and an increase in earnings per share for the six months ended June 30, 1997 and 1996 of $.06 and $.02, respectively. Statement 128 is not expected to result in any change in the Company's fully diluted earnings per share.

Item 2.   Management's  Discussion and Analysis  of  Results  of
          Operations and Financial Condition


        In addition to the historical data contained herein, this document includes forward-looking statements regarding the future revenues and profitability of the Company. Such information is based on current expectations regarding overall demand for the Company's products and other factors which can affect the Company's results of operations, liquidity or financial condition. Such factors may include changes in the price of (and demand for) oil and gas in both domestic and international markets; political and social issues affecting the countries in which the Company does business; fluctuations in market currencies worldwide; and variations in global economic activity. Because such information is based solely on data currently available, it is subject to change as a result of changes in conditions and should not therefore be viewed as assurance regarding the Company's future performance. Additionally, the Company is not obligated to make public indication of such changes unless required under applicable disclosure rules and regulations.


SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996

        The Company had net income of $34.1 million, or $.62 per share, for the second quarter of 1997 compared to $12.9 million, or $.24 per share (adjusted for the 2-for-1 stock split), for the same period in 1996. The second quarter of 1996 included a nonrecurring charge of $2.3 million ($1.4 million after income tax effect), or $.03 per share, associated with cost rationalization efforts in the Compression and Power Equipment segment. The improvement in earnings was largely the result of continued strong performance in the Petroleum Production Equipment segment, where second quarter 1997 earnings more than tripled from the same period in 1996.

REVENUES

        Revenues for the second quarter of 1997 totaled $441.3 million, an increase of 41% from the $312.4 million in the second quarter of 1996. This increase was due to strong market fundamentals, driven largely by increasing worldwide demand for oil and natural gas and the June 1996 acquisition of Ingram Cactus Company. Although periodic fluctuations were experienced, oil and natural gas prices remained at levels acceptable to the marketplace, and continued to provide the impetus for increased spending by national oil companies and major and independent producers. Approximately 83% of the improvement in revenues was from the Petroleum Production Equipment segment and 17% from the Compression and Power Equipment segment. The effect of the favorable market conditions was also reflected in the Company's backlog, defined as firm customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled, which ended the period at the highest level since early 1992. Backlog at June 30, 1997 was $852.4 million, an increase of 17% from year-end 1996 and 35% from June 30, 1996.

        The Petroleum Production Equipment segment's revenues of $279.9 million increased by 62% over second quarter 1996 revenues of $172.5 million. The segment's revenue growth was across all geographical areas and product lines. This increase was due primarily to improved market conditions, which resulted in volume growth as well as favorable pricing, and the Ingram Cactus acquisition, for which revenues were not included until the third quarter of 1996. Because the acquired Ingram Cactus operations have been substantially integrated into the Cameron business, separate data on revenues and earnings attributable to the acquisition are not available. Second quarter revenues associated with several small product line acquisitions were minimal. Contributing to this improvement were shipments associated with drilling projects in the Gulf of Mexico and generally stronger activity in Canada, the North Sea, and the Asia Pacific region. Order activity for the segment reached $306.2 million, an increase of 40% from the second quarter 1996 level. This improvement was primarily in drilling and surface products, while subsea products declined slightly due to the timing of major projects. Backlog for the segment ended the second quarter of 1997 at $540.3 million, an increase of 23% from year-end 1996 and 81% from the June 30, 1996 level.

        Revenues for the Compression and Power Equipment segment of $161.4 million improved by 15% from the $139.9 million in the second quarter of 1996. This improvement resulted primarily from an increase in international gas turbine and compressor project revenues. Reciprocating natural gas compression equipment shipments also improved due to increased orders for the Company's new high-speed products. Gas compression equipment parts and service revenues were only slightly higher than prior year as customers continued to delay preventive maintenance, outsource inventory management, and purchase non-OEM parts or refurbished parts. Second quarter 1997 centrifugal air compressor revenues increased slightly from the second quarter of 1996 with strong demand in both industrial and air separation applications, driven by economic growth, particularly in Southeast Asia and the Pacific Rim. Order activity in the Compression and Power Equipment segment totaled $164.9 million, an increase of 25% from the second quarter of 1996. This increase was due to large international gas turbine and compressor projects, improved gas compression equipment parts and service activity, and continued strong demand for centrifugal air compressors, particularly in air separation applications. Due to the size and complex nature of major gas turbine and compressor projects, the specific timing of an order is very difficult to predict and can cause significant fluctuations in the year-to-year revenue, order and backlog comparisons for this segment. Backlog for the segment was $312.1 million at June 30, 1997, an increase of 8% from year-end 1996 and a decline of 7% from the second quarter of 1996.

COSTS AND EXPENSES

        Cost of sales (exclusive of depreciation and amortization) of $317.5 million in the second quarter of 1997 increased by $90.5 million, or 40%, compared with $227.0 million in the same period of 1996. The increase was largely the result of the previously discussed 41% revenue growth. As discussed above, revenues increased by 62% in the Petroleum Production Equipment segment and 15% in the Compression and Power Equipment segment, while cost of sales increased by 56% and 19%, respectively. This resulted in a gross margin percentage (defined as revenues less cost of sales as a percentage of revenues) of 30.1% for the Petroleum Production Equipment segment, compared to 27.5% in the second quarter of 1996. This increase resulted from improved pricing, the leveraging of various manufacturing support costs that are relatively fixed in the short-term, and cost reduction programs. For the Compression and Power

Equipment segment, the gross margin percentage declined from 27.2% in the second quarter of 1996 to 24.6% in the second quarter of 1997. While the 27.2% experienced in the second quarter of 1996 was somewhat above normal levels because of a favorable product mix, the second quarter of 1997 has been adversely affected by pricing pressure in the very competitive gas turbine and compressor project business and in the aftermarket for gas compression equipment. Also contributing to the percentage decline was the increase in relatively lower margin revenues from the segment's energy-related products and only a slight increase in higher margin centrifugal air compressor revenues. Providing a partial offset were increased production levels, which allowed for the leveraging of various manufacturing support costs, and the benefits of the cost rationalization program in late 1996 at the Grove City, Pennsylvania facility. The Company currently anticipates that third quarter margins will be comparable to those achieved in the second quarter, while the fourth quarter should reflect a meaningful improvement. Such improvement reflects the seasonal changes typically experienced in the segment with the best margins experienced in the fourth quarter and the weakest in the first quarter.

        Depreciation and amortization increased by $1.3 million, from $15.0 million in the second quarter of 1996 to $16.3 million in the second quarter of 1997, primarily in the Petroleum Production Equipment segment. This increase was due to the Ingram Cactus acquisition and higher capital spending levels beginning in the second half of 1996 in response to improved market conditions.

        Selling and administrative expenses increased by $6.8 million, or 15%, from $45.1 million in the second quarter of 1996 to $51.9 million in the second quarter of 1997, primarily in the Petroleum Production Equipment segment. This increase was due to the higher revenue level, the Ingram Cactus acquisition, and the Company's conscious effort to improve its market presence. As an example, Cameron has established separate management teams and focused additional marketing resources on the controls and choke businesses, where there is believed to be significant growth potential. As a percentage of revenues, selling and administrative costs for the Company decreased from 14.4% in the second quarter of 1996 to 11.8% in the second quarter of 1997, with both segments showing improvements in this relationship. Because most of this improvement results from a leveraging of costs, this favorable relationship will continue, but is not expected to improve dramatically unless revenues grow dramatically.

        Reflecting the various factors discussed above, operating income (defined as earnings before nonrecurring/unusual charges, corporate expenses, interest, and taxes) totaled $59.3 million for the Company, an increase of $31.3 million from the second quarter of 1996. The Petroleum Production Equipment segment improved from $13.6 million to $41.5 million, while the Compression and Power Equipment segment increased from $14.4 million to $17.8 million.

        Interest expense increased from $4.4 million in the second quarter of 1996 to $7.3 million in the second quarter of 1997, primarily due to an increase in the average debt level. The second quarter average debt level increased from $303.3 million in 1996 to $414.6 million in 1997 due to acquisitions and increased working capital requirements in support of the revenue and backlog growth.

        Income taxes were $14.2 million in the second quarter of 1997, an increase of $8.5 million from the same period in 1996. This increase was the result of the year-to-year improvement in earnings. The estimated effective tax rate declined from 30.6% in the second quarter of 1996 to 29.5% in the second quarter of 1997, primarily as a result of an estimated change in the mix of domestic and foreign earnings for 1997 versus 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

        Cooper Cameron Corporation had net income of $53.5 million, or $.98 per share (adjusted for the 2-for-1 stock split), for the six months ended June 30, 1997 compared to $20.5 million, or $.39 per share (adjusted for the 2-for-1 stock split), for the same period in 1996. The results for 1996 include the nonrecurring charge previously discussed in the second quarter comparison. The improvement in net income was largely the result of the strong performance of the Petroleum Production Equipment segment, where earnings for the six months ended June 30, 1997 increased by 168% from the same period last year.

REVENUES

        Revenues for the six months ended June 30, 1997 totaled $817.4 million, an increase of 38% over the $593.1 million in the first six months of 1996.
The Ingram Cactus acquisition and strong market fundamentals discussed in the quarterly comparison were also evident during the six-month period. Approximately 78% of the improvement in revenues were from the Petroleum Production Equipment segment and 22% from the Compression and Power Equipment segment.

        The Petroleum Production Equipment segment's revenues of $519.0 million increased by 51% from the $343.9 million in the first six months of 1996. The segment's revenue growth was across all geographical regions and product lines. As discussed in the quarterly comparison, this increase was primarily due to improved market conditions and the Ingram Cactus acquisition, for which revenues were included beginning in the third quarter of 1996. Of particular note were higher levels of shipments associated with large drilling projects in the Gulf of Mexico and generally stronger activity in Canada, the North Sea, and the Asia Pacific region. Order activity for this segment for the first six months of 1997 totaled $632.3 million, an increase of 66% from the same period in 1996, due to the same general factors discussed in the revenue comparison.

        Revenues for the Compression and Power Equipment segment were $298.4 million for the first half of 1997, an increase of 20% from the $249.2 million in the six months ended June 30, 1996. This improvement was largely the result of increased international gas turbine and compressor project revenues. Reciprocating natural gas compression equipment shipments also improved due to increased orders in the second half of 1996 as the Company's new high-speed products gained greater market acceptance. Gas compression equipment parts and service revenues declined slightly from prior year due to the same fundamental changes in customer behavior discussed in the quarterly comparison.
Centrifugal air compressor revenues for the six months ended June 30, 1997 increased by 13% from the same period in 1996. This improvement resulted from strong demand in both industrial and air separation applications, driven by economic growth, particularly in Southeast Asia and the Pacific Rim. Order activity in this segment for the first six months of 1997 totaled $324.0 million, an increase of 25% from the same period in 1996.

COSTS AND EXPENSES

        Cost of sales (exclusive of depreciation and amortization) of $592.7 million in the first six months of 1997 increased by $159.8 million, or 37%, compared with the same period of 1996. The increase was largely the result of the previously discussed 38% revenue growth. As discussed above, revenues increased by 51% in the Petroleum Production Equipment segment and 20% in the Compression and Power Equipment segment, while cost of sales increased by 46% and 24%, respectively. This resulted in a gross margin percentage (defined as revenues less cost of sales as a percentage of revenues) of 29.7% in the Petroleum Production Equipment segment, compared to 27.5% in the first six months of 1996. This improvement resulted from the same factors discussed in the quarterly comparison. For the Compression and Power Equipment segment, the gross margin percentage declined from 26.4% in the first six months of 1996 to 23.7% for the same period in 1997. Contributing to this deterioration was very competitive pricing in the gas turbine and compressor project business and in the aftermarket for gas compression equipment. Additionally, the increase in the traditionally lower margin gas turbine and compressor project revenues and the slight decline in higher margin aftermarket business resulted in an unfavorable mix effect on the gross margin percentage. Providing a partial offset were higher production levels, which allowed for the leveraging of manufacturing support costs, and the effect of the cost rationalization program in late 1996 at the Grove City, Pennsylvania facility.

        Depreciation and amortization increased by $2.4 million, from $30.2 million in the first half of 1996 to $32.6 million in the first six months of 1997, primarily in the Petroleum Production Equipment segment. This increase was due to the same factors discussed in the quarterly comparison.

        Selling and administrative expenses increased by $12.3 million, or 14%, from $89.6 million in the first six months of 1996 to $101.9 million in the first half of 1997, primarily in the Petroleum Production Equipment segment. This increase was due to the same factors discussed in the quarterly comparison. As a percentage of revenues, selling and administrative costs for the Company decreased from 15.1% in the first six months of 1996 to 12.5% in the six months ended June 30, 1997, with both segments showing improvements in this relationship.

        Reflecting the various factors discussed above, operating income (defined as earnings before nonrecurring/unusual charges, corporate expenses, interest, and taxes) totaled $96.5 million for the Company, an increase of $51.1 million from the first half of 1996. The Petroleum Production Equipment segment improved from $26.4 million to $70.6 million, while the Compression and Power Equipment segment increased from $19.0 million to $25.9 million.

        Interest expense increased from $8.6 million in the six months ended June 30, 1996 to $14.3 million for the same period in 1997, primarily due to an increase in the average debt level. The average debt level increased from $290.3 million in 1996 to $407.9 million in 1997 due to acquisitions and higher working capital requirements in support of the revenue and backlog growth.

        Income taxes were $22.4 million in the six months ended June 30, 1997, an increase of $13.4 million from the same period in 1996. This increase was due to the year-to-year improvement in earnings. The estimated effective tax rate declined from 30.4% in the first half of 1996 to 29.5% in the first six months of 1997, mainly due to a change in the mix of domestic and foreign earnings for 1997 versus 1996.

OUTLOOK

        Given the strength in the Company's markets, the improved results discussed above are currently anticipated to be sustainable over the next several quarters and should lead to continued improvement in the Company's overall profitability. The current level of operations and backlog indicates that the Company's full year 1997 earnings per share should be approximately double the 1996 total of $1.21, adjusted for the stock split.

CASH FLOW, LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

        During the first six months of 1997, the Company generated $7.3 million of cash from operations. The Compression and Power Equipment segment was responsible for the generation of this cash flow as current year earnings and collections of outstanding receivables more than offset cash utilized to build inventories. Current year earnings of the Petroleum Production Equipment segment were offset by the cash required to fund increased levels of inventory and receivables as a result of record levels of orders and higher sales and backlog.

        The cash flow generated from operations, as well as approximately $12.8 million of cash provided by additional borrowings and $9.9 million of proceeds from sales of plant and equipment and activity under the Company's stock option and other plans, was used to finance capital expenditures totaling $21.9 million (approximately two-thirds of which relate to the Petroleum Production Equipment segment) as well as $6.3 million for three small product line acquisitions made by the Petroleum Production Equipment segment.

        As described in Note 4 - Long-term Debt, effective March 20, 1997, the Company amended and restated its $475 million long-term credit agreement with various banks (the Credit Agreement). Management believes these changes have increased the Company's flexibility in the conduct and financing of its worldwide operations.

        In addition, on November 8, 1996, the Company's Board of Directors approved the repurchase of up to 5,000,000 shares of the Company's Common Stock in the open market from time to time in order to satisfy the Company's obligations to issue stock under its various employee stock ownership, option and benefit plans. Any such purchases will be made from the Company's free cash flow and are not expected to adversely impact the Company's liquidity or capital resources.

                             PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of the Company was held in Houston, Texas on May 8, 1997 for the purpose of (i) electing two members of the Board of Directors, (ii) approving an amendment to the Amended and Restated 1995 Stock Option Plan for Non-employee Directors, (iii) approving the Amended and Restated Cooper Cameron Long-Term Incentive Plan and (iv) approving the Cooper Cameron Corporation Management Incentive Compensation Plan, as amended. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. Stockholders approved both of management's nominees to the Board and approved each of the plans or plan amendments by the following votes:

                                                             Amendment
                                    Board Nominees         to 1995 Stock                        Management
                             ---------------------------  Option Plan for         Long-Term     Incentive
                             Sheldon R.        C. Baker    Non-Employee          Incentive     Compensation
                             Erikson         Cunningham      Directors             Plan           Plan
                             ------------  -------------  ---------------      -------------   ------------
Shares "For"                  22,062,533     22,061,207     20,773,324           13,551,770     21,519,219
Shares "Against"                       -              -      1,176,232            6,405,566        435,596
Shares "Abstaining"                    -              -        189,003              172,377        183,744
Shares Withheld                   77,352         76,026              -                    -              -
Broker Non-Votes                       -              -              -            2,008,846              -

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27 - Financial Data Schedule.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the three months ended June 30, 1997.

                                   Signatures



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Cooper Cameron Corporation
                                             ---------------------------
                                                    (Registrant)



Date    August 11, 1997                      /s/ Thomas R. Hix
     -----------------------                 -----------------------------------
                                             Thomas R. Hix
                                             Senior Vice President &
                                             Chief Financial Officer
                                                 and authorized to sign on
                                                 behalf of the Registrant

                                 EXHIBIT INDEX

  Exhibit
    No.                   Description
  -------                 -----------
    27           -- Financial Data Schedule