Form 10-Q
period 1997-09-30
COOPER CAMERON CORP
filed 1997-11-05
CIK 941548

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

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

   Number of shares outstanding of issuer's common stock as of October 31, 1997 was 53,233,292.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           COOPER CAMERON CORPORATION
                       CONSOLIDATED RESULTS OF OPERATIONS


                                                      Three Months                         Nine Months
                                                         Ended                                 Ended
                                                      September 30,                        September 30,
                                               --------------------------         -----------------------------
(dollars in millions, except per share data)      1997           1996                 1997               1996
                                               ---------      -----------         -----------         ---------
REVENUES ...............................       $   474.5      $     378.8         $   1,291.8         $   971.9
                                               ---------      -----------         -----------         ---------

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation
   and amortization) ...................           340.4            277.7               933.1             710.6
Depreciation and amortization ..........            16.3             15.9                48.9              46.0
Selling and administrative expenses ....            54.1             50.7               156.0             140.3
Interest expense .......................             7.2              5.8                21.5              14.5
Nonrecurring/unusual charges ...........              --              1.0                  --               3.3
                                               ---------      -----------         -----------         ---------
                                                   418.0            351.1             1,159.5             914.7
                                               ---------      -----------         -----------         ---------

      Income before income taxes .......            56.5             27.7               132.3              57.2

Income tax provision ...................           (16.7)            (8.4)              (39.0)            (17.4)
                                               ---------      -----------         -----------         ---------

Net income .............................       $    39.8      $      19.3         $      93.3         $    39.8
                                               =========      ===========         ===========         =========

Earnings per share .....................       $    0.70      $      0.36(1)      $      1.68(1)      $    0.75(1)
                                               =========      ===========         ===========         =========





(1) Earnings per share amounts have been adjusted to reflect the 2-for-1 stock split effective June 13, 1997.


        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                               September 30,    December 31,
(dollars in millions, except shares and per share data)                            1997            1996
                                                                                ----------      ----------
ASSETS
Cash and cash equivalents ...............................................       $      7.4      $      9.1
Receivables, net ........................................................            391.5           360.8
Inventories, net ........................................................            499.5           404.2
Other ...................................................................             19.3            24.1
                                                                                ----------      ----------
           Total current assets .........................................            917.7           798.2
                                                                                ----------      ----------
Plant and equipment, at cost ............................................            766.1           743.0
Less:  accumulated depreciation .........................................           (394.1)         (373.5)
Intangibles .............................................................            443.7           454.8
Less:  accumulated amortization .........................................           (201.4)         (195.5)
Other assets ............................................................             45.8            41.9
                                                                                ----------      ----------

                TOTAL ASSETS ............................................       $  1,577.8      $  1,468.9
                                                                                ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long-term debt ....................................       $     47.6      $     47.1
Accounts payable and accrued liabilities ................................            392.2           391.3
Accrued income taxes ....................................................              7.5             6.5
                                                                                ----------      ----------
           Total current liabilities ....................................            447.3           444.9
                                                                                ----------      ----------
Long-term debt ..........................................................            356.0           347.5
Postretirement benefits other than pensions .............................             88.4            97.2
Deferred income taxes and other long-term liabilities ...................             60.7            63.2
                                                                                ----------      ----------
           Total liabilities ............................................            952.4           952.8
                                                                                ----------      ----------
Stockholders' Equity:
    Common stock, par value $.01 per share, 75,000,000 shares authorized,
        53,203,332 shares issued (25,617,727 (pre-split)
        at December 31, 1996) ...........................................               .5              .3
    Capital in excess of par value ......................................            922.9           873.9
    Minimum pension liability ...........................................              (.4)           (2.6)
    Translation component ...............................................              7.2            43.2
    Retained deficit (including $441.0 charge on June 30, 1995
        related to goodwill impairment) .................................           (304.8)         (398.1)
    Less:  Treasury stock (11,349 shares at December 31, 1996),
        at cost .........................................................             --               (.6)
                                                                                ----------      ----------
           Total stockholders' equity ...................................            625.4           516.1
                                                                                ----------      ----------

                TOTAL LIABILITIES AND STOCKHOLDERS'
                     EQUITY .............................................       $  1,577.8      $  1,468.9
                                                                                ==========      ==========

        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Three Months                  Nine Months
                                                                              Ended                        Ended
                                                                           September 30,               September 30,
                                                                    ------------------------      ------------------------
(dollars in millions)                                                  1997           1996           1997           1996
                                                                    ---------      ---------      ---------      ---------
Cash flows from operating activities:
    Net income ..............................................       $    39.8      $    19.3      $    93.3      $    39.8
    Adjustments to reconcile net income to net cash
        provided by (used for) operating activities:
            Depreciation ....................................            12.4           12.3           37.3           35.6
            Amortization ....................................             3.9            3.6           11.6           10.4
            Nonrecurring/unusual charges ....................            --              1.0           --              3.3
            Deferred income taxes ...........................            (1.5)           8.4            3.8            9.5
    Changes in assets and liabilities, net of translation,
        acquisitions and non-cash items:
            Receivables .....................................           (22.1)         (21.9)         (39.5)         (60.8)
            Inventories .....................................            (3.6)         (15.0)        (104.9)         (44.8)
            Accounts payable and accrued liabilities ........           (14.2)         (14.2)          15.3           21.8
            Other assets and liabilities, net ...............            (3.7)          (4.0)           1.4           (6.1)
                                                                    ---------      ---------      ---------      ---------
                    Net cash provided by (used for)
                        operating activities ................            11.0          (10.5)          18.3            8.7
                                                                    ---------      ---------      ---------      ---------

Cash flows from investing activities:
    Capital expenditures and proceeds from
        sales of plant and equipment, net ...................           (17.2)          (7.4)         (37.0)         (19.3)
    Acquisitions ............................................            --             --             (6.3)        (100.0)
                                                                    ---------      ---------      ---------      ---------
                    Net cash used for investing activities ..           (17.2)          (7.4)         (43.3)        (119.3)
                                                                    ---------      ---------      ---------      ---------

Cash flows from financing activities:
    Long-term borrowings ....................................            --             --             --            100.0
    Loan borrowings (repayments), net .......................           (10.1)          17.7            2.7            2.7
    Activity under stock option plans and other .............            13.3            5.6           21.1            5.6
                                                                    ---------      ---------      ---------      ---------
                    Net cash provided by financing activities             3.2           23.3           23.8          108.3
                                                                    ---------      ---------      ---------      ---------

Effect of translation on cash ...............................              .5             .1            (.5)          (1.4)
                                                                    ---------      ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents ............            (2.5)           5.5           (1.7)          (3.7)
                                                                    ---------      ---------      ---------      ---------

Cash and cash equivalents, beginning of period ..............             9.9            2.9            9.1           12.1
                                                                    ---------      ---------      ---------      ---------
Cash and cash equivalents, end of period ....................       $     7.4      $     8.4      $     7.4      $     8.4
                                                                    =========      =========      =========      =========


        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Adjustments

         The financial information presented as of September 30, 1997 and for the three- and nine-month periods ended September 30, 1997 and 1996 has been prepared from the books and records without audit. Financial information as of December 31, 1996 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1996.


Note 2.  Stock Split

         On May 8, 1997, the Company's Board of Directors declared a 2-for-1 split of the Company's common stock which was effected in the form of a dividend paid to stockholders on June 13, 1997. As a result, the earnings per share amounts for the three-month period ended September 30, 1996 and the nine-month periods ended September 30, 1997 and 1996 have been adjusted to reflect the stock split.


Note 3.  Inventories

                                                      September 30,    December 31,
(dollars in millions)                                      1997            1996
                                                        ---------       ---------
Raw materials ...................................       $    63.3       $    64.4
Work-in-process .................................           225.4           192.9
Finished goods, including parts and subassemblies           314.4           261.3
Perishable tooling and supplies .................             2.5             2.7
                                                        ---------       ---------
                                                            605.6           521.3

Allowances ......................................          (106.1)         (117.1)
                                                        ---------       ---------

Net inventories .................................       $   499.5       $   404.2
                                                        =========       =========


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

         Of the Company's $47.6 million of short-term debt, $45.0 million represents debt that has been classified as short-term based on management's intention to repay this amount during the next twelve months. At September 30, 1997, the Company had $138.0 million of committed borrowing capacity available under the Credit Agreement plus additional uncommitted amounts available under various other borrowing arrangements.


Note 5.  Retained Deficit

         While the Company has a retained deficit, it is able to declare and pay dividends from a current year's earnings as well as from the net of capital in excess of par value less the retained deficit. Accordingly, at September 30, 1997, the Company had approximately $618.1 million from which dividends could be paid.


Note 6.  Acquisitions

         During the nine months ended September 30, 1997, the Company made three small product line acquisitions totaling $6.3 million, all of which pertain to the Petroleum Production Equipment segment and have been accounted for under the purchase method of accounting. Additional goodwill added as a result of these acquisitions was approximately $1.7 million.


Note 7.  Earnings Per Share

         The weighted average number of common shares and common stock equivalents outstanding for each period presented was as follows:


                                            Three Months              Nine Months
                                                Ended                     Ended
                                             September 30,            September 30,
                                         ---------------------     ---------------------
(amounts in millions)                      1997         1996         1997         1996
                                         --------     --------     --------     --------

Average shares outstanding .......           52.7         50.9         51.9         50.5
Common stock equivalents .........            4.5          2.7          3.7          2.4
                                         --------     --------     --------     --------

Number of shares utilized in
    earnings per share calculation           57.2         53.6         55.6         52.9
                                         ========     ========     ========     ========

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating "basic earnings per share" (which calculation replaces the current "primary earnings per share"), the dilutive effect of stock options will be excluded. The impact is expected to result in an increase (adjusted for the 2-for-1 split) in earnings per share for the quarters ended September 30, 1997 and 1996 of $.06 and $.02, respectively, and an increase in earnings per share for the nine months ended September 30, 1997 and 1996 of $.12 and $.04, respectively. Statement 128 will not result in any change in the earnings per share amounts which are set forth in this report. The amounts contained herein are based on current rules for calculating fully diluted earnings per share.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


         In addition to the historical data contained herein, this document includes forward-looking statements regarding the future revenues, profitability and cash flows of the Company. Such information is based on current expectations regarding overall demand for the Company's products and other factors which can affect the Company's results of operations, liquidity or financial condition. Such factors may include changes in the price of (and demand for) oil and gas in both domestic and international markets; political and social issues affecting the countries in which the Company does business; fluctuations in market currencies worldwide; and variations in global economic activity. Because such information is based solely on data currently available, it is subject to change as a result of changes in conditions and should not therefore be viewed as assurance regarding the Company's future performance. Additionally, the Company is not obligated to make public indication of such changes unless required under applicable disclosure rules and regulations.


THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996

         The Company had net income of $39.8 million, or $.70 per share, for the third quarter of 1997 compared to $19.3 million, or $.36 per share (adjusted for the 2-for-1 stock split), for the same period in 1996. This improvement was largely the result of continued strong performance in the Petroleum Production Equipment segment, where third quarter 1997 earnings increased by 158% from the same period in 1996. The third quarter of 1997 included a charge in the Compression and Power Equipment segment of $5.7 million, or $.07 per share, for a settlement with a customer on a commercial R&D compression project undertaken by Cooper Energy Services. This charge relates to an order taken during the fourth quarter of 1995, which called for the development of a new high-performance barrel compressor for use on an offshore platform. The specifications were for pressure levels greater than the Company had previously produced. Since the newly designed compressor has not met the customer's specifications, the Company has agreed to provide a replacement compressor from another source to be used with the Cooper Rolls turbine, and will absorb the costs related to the delay in delivery of the equipment. The Company has no other orders of this type and will continue to complete the development of this new product without the time and other pressures associated with a contractual commitment. The third quarter of 1996 included a nonrecurring charge of $1.0 million, or $.01 per share, associated with cost rationalization efforts in the Compression and Power Equipment segment and certain one-time costs of integrating the acquired Ingram Cactus operations in the Petroleum Production Equipment segment.

REVENUES

         Revenues for the third quarter of 1997 totaled $474.5 million, an increase of 25% from the $378.8 million in the third quarter of 1996. This increase was due to strong market fundamentals, driven largely by increasing worldwide demand for oil and natural gas. Although periodic fluctuations were experienced, oil and natural gas prices remained at levels acceptable to the marketplace, and continued to provide the impetus for increased spending by national oil companies and major and independent producers. Approximately 82% of the improvement in revenues were from the Petroleum Production Equipment segment and 18% from the Compression and Power Equipment segment. The effect of the favorable market conditions was also reflected in the Company's backlog, defined as firm customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. Backlog at September 30, 1997 was $841.7 million, an increase of 16% from year-end 1996 and 17% from September 30, 1996.

         The Petroleum Production Equipment segment experienced record revenues of $300.2 million, an increase of 36% over the third quarter 1996 revenues of $221.3 million. The segment's revenue growth was across all geographical areas and product lines and both periods included a full quarter's effect from the June 1996 Ingram Cactus acquisition. This increase was primarily due to improved market conditions, which resulted in volume growth as well as favorable pricing. Third quarter revenues associated with several small product line acquisitions were minimal. Contributing to this improvement were shipments associated with drilling projects in the Gulf of Mexico and generally stronger activity in Canada, the North Sea, and the Asia Pacific region. Order activity for the segment reached $347.8 million, an increase of 22% from the third quarter 1996 level. This improvement was across all product lines, with the most significant growth in drilling and subsea products. Backlog for the segment ended the third quarter of 1997 at $581.4 million, an increase of 32% from year-end 1996 and 43% from the September 30, 1996 level.

         Revenues for the Compression and Power Equipment segment of $174.3 million improved by 11% from the $157.5 million in the third quarter of 1996. This improvement resulted primarily from an increase in parts and service revenues and continued strong centrifugal air compressor shipments. Third quarter 1997 centrifugal air compressor shipments increased by 22% from the third quarter of 1996 with strong demand in both industrial and air separation applications, driven by economic growth, largely in international markets. Reciprocating natural gas compression equipment shipments also improved during the quarter while gas turbine and compressor project revenues decreased slightly due to the timing of major projects. Order activity in the Compression and Power Equipment segment totaled $124.7 million, a decrease of 10% from the third quarter of 1996. This decline was due to the timing of large international gas turbine and compressor projects and reduced centrifugal air compressor orders from Southeast Asia and the Pacific Rim. Due to the size and complex nature of major gas turbine and compressor projects, the specific timing of an order is very difficult to predict and can cause significant fluctuations in the year-to-year revenue, order, and backlog comparisons for this segment. Providing a favorable effect for the quarter was a 33% increase in gas compression equipment parts and service activity. Backlog for the segment was $260.3 million at September 30, 1997, a decrease of 10% from year-end 1996 and 17% from the third quarter of 1996.

COSTS AND EXPENSES

         Cost of sales (exclusive of depreciation and amortization) of $340.4 million in the third quarter of 1997 increased by $62.7 million, or 23%, compared with $277.7 million in the same period of 1996. Included in the third quarter of 1997 was the $5.7 million charge discussed above. The remaining increase was largely the result of the previously discussed 25% revenue growth. As discussed above, revenues increased by 36% in the Petroleum Production Equipment segment and 11% in the Compression and Power Equipment segment, while cost of sales increased by 29% and 14%, respectively. This resulted in a gross margin percentage (defined as revenues less cost of sales as a percentage of revenues) of 31.0% for the Petroleum Production Equipment segment, compared to 27.5% in the third quarter of 1996. This increase resulted from improved pricing, the leveraging of various manufacturing support costs that are relatively fixed in the short-term, and cost reductions including benefits from capital expenditures over the last several quarters. For the Compression and Power Equipment segment, the gross margin percentage declined from 25.5% in the third quarter of 1996 to 23.6% in the third quarter of 1997. This decline resulted primarily from the $5.7 million charge discussed earlier and pricing pressure in the very competitive gas turbine and compressor project business and in the aftermarket for gas compression equipment. Providing a partial offset were increased higher margin parts and service revenues, greater production levels, which allowed for the leveraging of various manufacturing support costs, and the benefit of the cost rationalization program in late 1996 at the Grove City, Pennsylvania facility. The Company currently anticipates that fourth quarter margins should improve from the third quarter, reflecting the seasonal changes typically experienced in this segment with the best margins reported in the fourth quarter and the weakest in the first quarter.

         Depreciation and amortization increased by $.4 million, from $15.9 million in the third quarter of 1996 to $16.3 million in the third quarter of 1997, primarily in the Petroleum Production Equipment segment. This increase was due to higher capital spending levels beginning in the second half of 1996 in response to improved market conditions.

         Selling and administrative expenses increased by $3.4 million, or 7%, from $50.7 million in the third quarter of 1996 to $54.1 million in the third quarter of 1997, primarily in the Petroleum Production Equipment segment. This increase was due to the higher revenue level and the Company's conscious effort to improve its market presence. As an example, in the past year Cameron has established separate management teams and focused additional marketing resources on the controls and choke businesses, where there is believed to be significant growth potential. As a percentage of revenues, selling and administrative costs for the Company decreased from 13.4% in the third quarter of 1996 to 11.4% in the third quarter of 1997, with both segments showing improvements in this relationship. Because most of this improvement results from a leveraging of costs, this favorable relationship will continue, but is not expected to improve dramatically unless revenues grow dramatically.

         Reflecting the various factors discussed above, operating income (defined as earnings before nonrecurring/unusual charges, corporate expenses, interest, and taxes) totaled $67.5 million for the Company, an increase of $30.3 million from the third quarter of 1996. The

Petroleum Production Equipment segment improved from $20.0 million to $49.2 million, while the Compression and Power Equipment segment increased from $17.2 million to $18.3 million.

         Interest expense increased from $5.8 million in the third quarter of 1996 to $7.2 million in the third quarter of 1997, primarily due to an increase in the average debt level. The third quarter average debt level increased from $358.3 million in 1996 to $407.4 million in 1997 due to increased working capital requirements in support of the revenue and backlog growth and several small product line acquisitions.

         Income taxes were $16.7 million in the third quarter of 1997, an increase of $8.3 million from the same period in 1996. This increase was the result of the year-to-year improvement in earnings. The estimated effective tax rate declined from 30.4% in the third quarter of 1996 to 29.5% in the third quarter of 1997, primarily as a result of an estimated change in the mix of domestic and foreign earnings for 1997 versus 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         Cooper Cameron Corporation had net income of $93.3 million, or $1.68 per share (adjusted for the 2-for-1 stock split), for the nine months ended September 30, 1997 compared to $39.8 million, or $.75 per share (adjusted for the 2-for-1 stock split), for the same period in 1996. This improvement was largely the result of the strong performance of the Petroleum Production Equipment segment, where earnings for the nine months ended September 30, 1997 increased by 163% from the same period last year. The results for 1997 include the $5.7 million charge previously discussed in the third quarter comparison. The results for 1996 include nonrecurring charges totaling $3.3 million, or $.04 per share, associated with cost rationalization efforts in the Compression and Power Equipment segment and certain one-time costs of integrating the acquired Ingram Cactus operations in the Petroleum Production Equipment segment.

REVENUES

         Revenues for the nine months ended September 30, 1997 totaled $1,291.8 million, an increase of 33% over the $971.9 million in the first nine months of 1996. The June 1996 Ingram Cactus acquisition, which is included for nine months in 1997 and three months in 1996, and strong market fundamentals, discussed in the quarterly comparison, were the primary factors in this improvement. Approximately 79% of the improvement in revenues were from the Petroleum Production Equipment segment and 21% from the Compression and Power Equipment segment.

         The Petroleum Production Equipment segment's revenues of $819.1 million increased by 45% from the $565.2 million in the first nine months of 1996. The segment's revenue growth was across all geographical regions and product lines. This increase was primarily due to improved market conditions, as discussed in the quarterly comparison, and the Ingram Cactus acquisition, for which revenues were included beginning in the third quarter of 1996. Of particular note were higher levels of shipments associated with large drilling projects in the Gulf of Mexico and generally stronger activity in Canada, the North Sea, and the Asia Pacific region.

Order activity for this segment for the first nine months of 1997 totaled $980.1 million, an increase of 47% from the same period in 1996, due to the same general factors discussed in the revenue comparison.

         Revenues for the Compression and Power Equipment segment were $472.7 million through the first nine months of 1997, an increase of 16% from the $406.7 million in the nine months ended September 30, 1996. This improvement was largely the result of increased international gas turbine and compressor project revenues. Reciprocating natural gas compression equipment shipments also improved due to increased orders in the second half of 1996 as the Company's new high-speed products gained greater market acceptance. Gas compression equipment parts and service revenues increased slightly from the prior year due to improved third quarter activity. Centrifugal air compressor revenues for the nine months ended September 30, 1997 increased by 16% from the same period in 1996. This improvement resulted from strong demand in both industrial and air separation applications, driven by economic growth, particularly in Southeast Asia and the Pacific Rim. Order activity in this segment for the first nine months of 1997 totaled $448.7 million, an increase of 13% from the same period in 1996.

COSTS AND EXPENSES

         Cost of sales (exclusive of depreciation and amortization) of $933.1 million in the first nine months of 1997 increased by $222.5 million, or 31%, compared with the same period of 1996. The increase was largely the result of the previously discussed 33% revenue growth and included the $5.7 million third quarter 1997 charge discussed in the quarterly comparison. As discussed above, revenues increased by 45% in the Petroleum Production Equipment segment and 16% in the Compression and Power Equipment segment, while cost of sales increased by 40% and 20%, respectively. This resulted in a gross margin percentage (defined as revenues less cost of sales as a percentage of revenues) of 30.1% in the Petroleum Production Equipment segment, compared to 27.5% in the first nine months of 1996. This improvement resulted from the same factors discussed in the quarterly comparison. For the Compression and Power Equipment segment, the gross margin percentage declined from 26.1% in the first nine months of 1996 to 23.7% for the same period in 1997. Contributing to the deterioration from the prior year was the $5.7 million charge recorded in the third quarter of 1997 as well as very competitive pricing in the gas turbine and compressor project business and in the aftermarket for gas compression equipment. Additionally, the significant increase in the lower margin gas turbine and compressor project revenues and the slight increase in higher margin aftermarket business resulted in an unfavorable mix effect on the gross margin percentage. Providing a partial offset were higher production levels, which allowed for the leveraging of manufacturing support costs, and the effect of the cost rationalization program in late 1996 at the Grove City, Pennsylvania facility.

         Depreciation and amortization increased by $2.9 million, from $46.0 million in the first nine months of 1996 to $48.9 million in the first nine months of 1997, primarily in the Petroleum Production Equipment segment. This increase was due to the same factors discussed in the quarterly comparison as well as the effect of the Ingram Cactus acquisition.

         Selling and administrative expenses increased by $15.7 million, or 11%, from $140.3 million in the first nine months of 1996 to $156.0 million for the same period in 1997, primarily in the Petroleum Production Equipment segment. This increase was due to the same factors discussed in the quarterly comparison plus the Ingram Cactus acquisition. As a percentage of revenues, selling and administrative costs for the Company decreased from 14.4% in the first nine months of 1996 to 12.1% in the nine months ended September 30, 1997, with both segments showing improvements in this relationship.

         Reflecting the various factors discussed above, operating income (defined as earnings before nonrecurring/unusual charges, corporate expenses, interest, and taxes) totaled $163.9 million for the Company, an increase of $81.3 million from the first nine months of 1996. The Petroleum Production Equipment segment improved from $46.4 million to $119.8 million, while the Compression and Power Equipment segment increased from $36.2 million to $44.1 million.

         Interest expense increased from $14.5 million in the nine months ended September 30, 1996 to $21.5 million for the same period in 1997, primarily due to an increase in the average debt level. The average debt level increased from $309.6 million in 1996 to $406.8 million in 1997 due to acquisitions and higher working capital requirements in support of the revenue and backlog growth.

         Income taxes were $39.0 million in the nine months ended September 30, 1997, an increase of $21.6 million from the same period in 1996. This increase was due to the year-to-year improvement in earnings. The estimated effective tax rate declined from 30.4% in the first nine months of 1996 to 29.5% in the first nine months of 1997, mainly due to a change in the mix of domestic and foreign earnings for 1997 versus 1996.

OUTLOOK

         Given the strength in the Company's markets, particularly those served by the Petroleum Production Equipment segment, the improved results discussed above are currently anticipated to be sustainable in the near term and should lead to continued year-over-year improvements in the Company's overall profitability. The current level of operations and backlog indicates that the Company's full year 1997 earnings per share should be more than double the 1996 total of $1.21, adjusted for the stock split.

CASH FLOW, LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

         During the first nine months of 1997, the Company generated $18.3 million of cash from operations. Both the Petroleum Production Equipment segment and the Compression and Power Equipment segment contributed to this positive cash flow as current year segment earnings before depreciation and amortization more than offset the cash required to fund increased levels of receivables and inventories resulting from higher sales, orders and backlog.

         The cash generated from operations, as well as approximately $24.0 million of proceeds from sales of plant and equipment and activity under the Company's stock option and other plans and $2.7 million of additional borrowings was used to finance capital expenditures of $39.9 million (over 70% of which relates to the Petroleum Production Equipment segment) as well as $6.3 million for three small product line acquisitions made by the Petroleum Production Equipment segment.

         The Company currently expects to generate free cash flow during the fourth quarter of 1997, which will be used primarily to reduce indebtedness and to continue to a limited degree the repurchases of treasury stock which began on November 3, 1997, and are authorized by the repurchase program described below.

         As described in Note 4 - Long-term Debt, effective March 20, 1997, the Company amended and restated its $475 million long-term credit agreement with various banks (the Credit Agreement). Management believes these changes have increased the Company's flexibility in the conduct and financing of its worldwide operations.

         On November 8, 1996, the Company's Board of Directors approved the repurchase of up to 5,000,000 shares of the Company's Common Stock in the open market. Any such purchases will be made from the Company's free cash flow and are not expected to adversely impact the Company's liquidity or capital resources.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27 - Financial Data Schedule.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the three months ended September 30, 1997.



                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Cooper Cameron Corporation
                                                    --------------------------
                                                           (Registrant)



Date         November 4, 1997                       /s/ Thomas R. Hix
         -----------------------                    ---------------------------
                                                    Thomas R. Hix
                                                    Senior Vice President &
                                                    Chief Financial Officer
                                                       and authorized to sign on
                                                       behalf of the Registrant

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
  27                         Financial Data Schedule