Form 10-K
period 1997-12-31
COOPER CAMERON CORP
filed 1998-03-30
CIK 941548

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal year ended December 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                             ----------------------

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

   515 Post Oak Boulevard
          Suite 1200
        Houston, Texas
     (Address of principal                                    77027
       executive offices)                                   (Zip Code)

        Registrant's telephone number, including area code (713) 513-3300

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    Name of Each Exchange on
           Title of Each Class                         Which Registered
           -------------------                      ------------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K of any
amendment to this Form 10-K.    [ ]

         The number of shares of Common Stock, par value $.01 per share, outstanding as of March 20, 1998 was 52,465,009. The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of Registrant as of March 20, 1998 was approximately $3,242,993,369. For the purposes of the determination of the above statement amount only, all directors and executive officers of the Registrant are presumed to be affiliates.

                           -------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of Registrant's Annual Report to Stockholders for 1997 are incorporated by reference into Part II. Portions of Registrant's 1998 Proxy Statement for the Annual Meeting of Stockholders to be
         held May 14, 1998 are incorporated by reference into Part III.

================================================================================

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                ----------------------------------------------------
                                                                                     1997             1997           MARCH 25, 1998
  ITEM                                                                            FORM 10-K      ANNUAL REPORT       PROXY STATEMENT
                                     PART I

   1.     BUSINESS .................................................................   1                -                  -
              Markets and Products .................................................   2                -                  -
              Aftermarket Services .................................................   8                -                  -
              Market Issues ........................................................   9                -                  -
              New Product Development ..............................................   9                -                  -
              Competition ..........................................................  11                -                  -
              Manufacturing ........................................................  12                -                  -
              Backlog ..............................................................  13                -                  -
              Patents, Trademarks and Other Intellectual Property ..................  13                -                  -
              Employees ............................................................  13                -                  -

   2.     PROPERTIES ...............................................................  14                -                  -

   3.     LEGAL PROCEEDINGS ........................................................  14                -                  -
              Environmental Matters ................................................  14                -                  -

   4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......................  16                -                  -

                                            PART II

   5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS ..................................................  16                -                  -

   6.     SELECTED FINANCIAL DATA ..................................................  17               51                  -

   7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS ................................................  17              21-27                -

   8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..............................  17              28-50

   9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE .............................................  18                -                  -

                                           PART III

  10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .......................  18                -                3-5,25

  11.     EXECUTIVE COMPENSATION ...................................................  19                -                17-20

  12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT ...........................................................  19                -               2,15-16

  13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...........................  20                -                  -

                                            PART IV

  14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K .............................................................  20                -                  -

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

         In June 1996, Cooper Cameron purchased the assets and assumed certain operating liabilities of Ingram Cactus Company for approximately $100 million in cash. The business acquired manufactures and sells wellheads, surface systems, valves and actuators used primarily in onshore oil and gas production operations, and owned manufacturing facilities in Oklahoma City, Oklahoma and Broussard, Louisiana, as well as in the United Kingdom and Austria. The
Company also acquired interests in the Ingram Cactus joint ventures in Venezuela and Malaysia. The operations have now been integrated into those of the Cameron division.

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

         During 1997, the Company's Petroleum Production Equipment segment made three small product line acquisitions totaling $6.3 million and, in February 1998, announced the acquisition of Orbit Valve International, Inc. ("Orbit") for approximately $100 million in cash and notes. Orbit will become part of the Cooper Cameron Valves organization upon close of the acquisition which is expected during the second quarter of 1998. Orbit manufactures and sells high-performance valves and actuators for the oil and gas and petrochemical industries. Orbit's primary manufacturing facility is located in Little Rock, Arkansas with a sales, marketing, assembly, test and warehousing base at Ashchurch, Gloucestershire in the United Kingdom.

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

         For additional industry segment information for each of the three years in the three-year period ended December 31, 1997, see Note 15 of the Notes to Consolidated Financial Statements, which Notes are incorporated herein by reference in Part II, Item 8 hereof ("Notes to Consolidated Financial Statements.")

Petroleum Production Equipment Segment

         The Company manufactures pressure control equipment used at the wellhead in the drilling for and production and transmission of oil and gas, both onshore and offshore. The primary products include wellheads, gate valves and ball valves, blowout preventers ("BOPs") and control systems and are marketed under the well-known brand names Cameron(R), W-K-M(R), McEvoy(R), Demco(R), Willis(TM), Ingram Cactus(R), Foster(R) and Thornhill Craver(TM). The equipment is manufactured in a variety of sizes and to various specifications with working pressure ratings up to 30,000 pounds per square inch ("p.s.i."). The wellhead equipment is designed to support the casing and production tubulars and includes casing head housings, casing heads and tubing heads. Valves of different sizes and design are assembled with other components into an assembly known as a "christmas tree," which is mounted on the wellhead equipment and is used to control the flow of oil and gas from a producing well. Most christmas trees are custom designed to meet individual customer requirements.

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

         Cooper Cameron's drilling-related equipment includes ram and annular BOPs. The drilling of an oil or gas well is done through BOPs located under the rig floor and on top of the wellhead. The primary function of a BOP is to maintain well control under all conditions. Ram-type preventers have two hydraulically actuated steel rams with rubber inserts that are designed to close around the drill pipe, sealing off the space below or, in the case of blind rams, to close off the open hole. The annular-type BOP is attached above the ram BOPs and is used to close off the well-bore using a donut-shaped rubber packer with steel inserts that are compressed together by a hydraulically actuated piston. The workover-type preventer is attached to the top of completed oil or gas wells to control pressures when a variety of work is being performed through christmas trees. Cooper Cameron manufactures BOPs to meet pressure requirements of up to 25,000 p.s.i. and in diameters from 4 1/16 to 26 3/4 inches. Cooper Cameron has experienced a dramatic increase in its BOP sales over the past two years due to an increased market focus on and improving fundamentals in the drilling business.

         Cooper Cameron also produces other drilling-related equipment, the most important of which are choke manifolds, drilling risers and control systems. Choke manifolds are arrangements of piping, valves and special valves, called chokes, which control pressures during drilling and, in the event of BOP closure, bleed off excessive pressures. Control systems monitor well pressures and activate the chokes, valves and BOPs.

         Cooper Cameron also manufactures ball valves and underwater pipeline tie-in and pipeline repair equipment. A ball valve consists of a spherical plug, or ball, with a hole running axially through it to allow the passage of gas or liquids. Sealing surfaces are arranged so that a 90-degree turn of the plug will shut off the flow. Ball valve sizes range from 1/4 inch to 60 inches in diameter with working pressures of up to 5,000 p.s.i. Large diameter valves are used primarily in natural gas transmission lines. Smaller valves are used in oil and gas gathering and processing systems and in various types of industrial processes in refineries and petrochemical plants. Subsea pipeline tie-in systems are used in the connection of subsea pipelines to one another and to offshore platforms. Pipeline repair systems are used in the repair of subsea pipelines.

         Cooper Cameron manufactures gate valves and butterfly valves for use in oil and gas gathering and processing systems such as refineries and petrochemical plants. Sizes range from 2 to 56 inches and pressures range up to 5,000 p.s.i. Cooper Cameron recently introduced the Cameron(R) Hi-Lo Trip Mechanical Pilot for Emergency Shutdown valves that are designed for use in oil and gas production, pipelines, plants and other areas where emergency shutdown is required.

         The Cameron Willis Chokes business was formed in late 1997 to focus resources on the choke product line with the goal of enhancing Cameron's performance in this product line. Cooper Cameron manufactures production chokes, control valves, drilling choke systems, actuators, and pigging and production automation systems. A choke is a type of valve which restricts and regulates the flow of a product through a flowline or pipeline. Designs include a multiple orifice valve, needle and seat chokes, cage style control chokes, rotary chokes and subsea chokes and actuators. The unique multiple orifice valve design uses two adjacent discs, each with a pair of openings. Cage style control chokes are used to solve erosion problems while improving the precision of flow control. In 1995, Cooper Cameron introduced its new Willis(TM) Stepping Linear Control Actuator, which is designed to provide remote operation of certain Willis(TM) control chokes. Cooper Cameron produces subsea chokes and actuators used on subsea production equipment, including state-of-the-art subsea retrievable chokes. Choke sizes range from 1 inch to 6 inches in diameter with working pressures of up to 20,000 p.s.i. Cooper Cameron recently introduced two new actuators, the Cameron(R) AP and Compact Modular Actuators, designed for use on its line of subsea gate valves. These valves are fail-close hydraulically activated and are manufactured for operating pressures between 1,500 p.s.i. and 3,000 p.s.i.

         Cooper Cameron provides complete integrated elastomer research, development and manufacturing. These products are used in pressure and flow control equipment in the Petroleum Production Equipment segment. This technology also supports the petroleum, petrochemical, rubber molding and plastics industries in the development and testing of elastomer and plastic products.

         The Cameron Controls business was created in late 1996 with a primary goal of expanding Cameron's role as a provider of controls equipment. Drilling and production equipment used on the ocean floor operates from a platform or other remote location through hydraulic or electronic connections that allow the operator to measure and control the pressures and throughput associated with these installations.

         Cooper Cameron markets in excess of 90% of its petroleum production equipment products directly to end-users through a worldwide network of sales and marketing employees, supported by agents in some international locations. Due to the extremely technical nature of many of the products, the marketing effort is further supported by a staff of engineering employees. The balance of Cooper Cameron's products are sold through established independent distributors.

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

Compression and Power Equipment Segment

         Cooper Cameron's Compression and Power Equipment segment provides products and services to the oil and gas production and transmission, industrial, process and non-utility power generation markets. The primary products include engines, reciprocating compressors, centrifugal air and gas compressors, gas turbines, turbochargers, control systems and aftermarket parts and service. Cooper Cameron markets its products worldwide under the well-known brand names Ajax(R), Superior(R), Cooper-Bessemer(R), Coberra(R), C-B Turbocharger(R), Pennsylvania Process(TM), Enterprise (TM), En-Tronic(R) ENOX(R), MSG(R), Service Solutions(TM), Texcentric(R), TurboAir(R) and Joy(R).

         Manufactured under the Cooper-Bessemer(R), Ajax(R) and Superior(R) brand names, Cooper Cameron's reciprocating products include both "integral" and "separable" units. The integral gas engine-compressor concept, pioneered by the Company in the 1930s, is a unique two-cycle design that combines the unit's engine and compressor on a single crankshaft. Integral engine-compressors can accommodate wide swings in gas transmission pressure conditions and are frequently used in single-stage transmission, multiple-stage boosting or gas injection/withdrawal applications. Cooper Cameron's Cooper-Bessemer(R) and Ajax(R) integral units range in power from 150 to 30,000 horsepower. Over the past 50 years, more than 4,400 Cooper-Bessemer(R) integral engine-compressors, totaling over 6,500,000 horsepower, have been installed in 35 countries worldwide.

         Cooper Cameron manufactures four-cycle reciprocating power engines ranging from small, six-cylinder "in-line" units, to large, 16-cylinder "V" configuration models. They are available in spark-ignited (gas-fueled), diesel and dual-fuel (gas and diesel-fueled) versions. Marketed under the Cooper-Bessemer(R) and Superior(R) brand names, Cooper Cameron power engines are used to drive reciprocating separable compressors in natural gas gathering, boosting, injecting, processing and storage/withdrawal applications. Cooper Cameron's four-cycle engines range in power from 500 to 3,200 horsepower. Cooper Cameron also manufactures its own lines of Superior(R) and Pennsylvania Process(TM) reciprocating separable gas compressors. In addition, Cooper Cameron power engines drive electric generators in industrial, commercial, municipal and government-operated independent power (non-utility) applications, and pumps in both oil and gas related services. In 1988, the Company acquired the Enterprise(TM) engine aftermarket product line from IMO Delaval Inc., and today provides parts, maintenance, overhaul and engineering services for previously installed Enterprise(TM) power engines in nuclear, oil and gas, marine and municipal power applications.

         During 1997, Cooper Cameron introduced a new line of rotary screw compressor packages. Ranging in power from 95 to 1,200 horsepower, the new packages feature a compact and portable design for quick installation and economical operation in well head gas boosting, vapor recovery, gas gathering, air drilling, fuel gas boosting, air injection storage/withdrawal and helium production services.

         All Cooper Cameron integral gas engine-compressors and power engines are available with state-of-the-art technology designed for reduced emissions to meet or exceed government-regulated clean air standards. The CleanBurn(TM) concept features a pre-ignition firing chamber to reduce engine exhaust emissions without sacrificing fuel economy. CleanBurn(TM) "conversion kits" are also available to enable Cooper Cameron customers to maximize their original equipment investment by incorporating these latest technological advancements into their previously installed Ajax(R), Cooper-Bessemer(R), Enterprise(TM) and Superior(R) engines.

         In July 1996, Cooper Cameron announced the discontinuation of development work related to new designs of the large Cooper-Bessemer(R) reciprocating power engines and integral engine-compressors. This decision was made due to the long-term decline in demand in this market segment caused by the advent of aeroderivative gas turbines and centrifugal compressors. By February 1997, the Grove City, Pennsylvania, business unit was restructured to be a component supplier for other Cooper Energy Services products and a parts manufacturing facility focused on the profitable aftermarket business for the large installed base of Cooper-Bessemer(R) reciprocating equipment. As a result, all assembly operations were eliminated and engineering resources were reallocated to other product lines.

         For natural gas applications, Cooper Cameron manufactures two types of rotating gas compressors under the Cooper-Bessemer(R) brand name: pipeline centrifugal compressors, which handle pressures up to 2,250 p.s.i.; and multi-stage barrel compressors, designed for pressures to 6,500 p.s.i. The Cooper-Bessemer(R) pipeline centrifugal compressor is recognized worldwide as one of the most efficient high-flow compressors in gas transmission service. Cooper-Bessemer(R) multi-stage barrel compressors are vertically split and sized to meet a wide combination of flow and pressure requirements at continuous, full-load operation in natural gas gathering, production, storage, artificial lift and re-injection applications.

         Cooper Cameron provides gas turbines and gas turbine-driven compression and power generation packages to the worldwide oil and gas related markets through Cooper Rolls, its joint venture company with Rolls-Royce plc of London, England. Marketed under the Coberra(R) brand name, Cooper Rolls(TM) gas turbines combine a Rolls-Royce jet engine gas generator and a Cooper-Bessemer(R) power turbine to provide a compact, aero-derivative power source with high horsepower-to-weight ratios. With over 30,000,000 hours of operating experience, Coberra(R) gas turbines are one of the world market leaders in their size range for oil and gas related applications. They provide up to 42,600 horsepower with high, simple-cycle thermal efficiencies and are commonly installed both onshore and offshore as drivers for Cooper-Bessemer(R) rotating gas compressors, water and oil pumps and electric generators. Cooper Rolls also markets gas turbines featuring the Rolls-Royce Trent areoderivative industrial gas generator. These largest Cooper Rolls units feature horsepowers to 70,000. The newest Cooper Rolls(TM) product offering, Allison engine-powered gas turbines, extend the company's product offering to the smaller 5,500 to 11,000 horsepower range. The Allison Engine Company is owned by Rolls-Royce plc.

         In 1997, Cooper Cameron announced a 50/50 joint venture company with the Russian aero engine company, Lyulka-Saturn, Inc. The new company, Lyulka-Cooper, will incorporate Cooper Cameron product packaging and compressor technology, in combination with the Lyulka Rolls Royce AL31ST industrial aeroderivative gas turbine, to produce power and compression units for the global oil, gas and power generation industries.

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

         Cooper Cameron manufactures En-Tronic(R) control and analysis equipment for many of its compression and power products, as well as for products produced by other manufacturers. En-Tronic(R) controls provide state-of-the-art solutions to advanced system requirements such as calculating and controlling low emissions on gas turbines and engines, and all-electronic fuel control of gas turbine and engine packages. En-Tronic(R) products use advanced, field-proven hardware and software technology, to optimize equipment reliability, safety and efficiency.

         Cooper Cameron also markets technology acquired from ENOX Technologies, Inc. ENOX(R) technology provides patented electrical plasma discharge ignition systems and engine management systems for large internal combustion engines used, for example, in the natural gas pipeline industry.

         Cooper Cameron manufactures integrally geared centrifugal air compressors from its acquisition of the Joy Industrial Compressor Group. The compressors are used by industrial plants as a source of power for the operation of hand tools, actuation of control devices and to power automatic and semi-automatic production equipment. These compressors are used in industries such as automotive, container, textile, chemical, food and beverage and general manufacturing. Cooper Cameron serves the plant air market with two product lines of compressors. The C-8 series covers the 300 to 1,250 horsepower range at discharge pressures from 50 to 125 p.s.i. The Turbo-Air(R) 2000, was introduced in 1994. This machine provides the advantages of centrifugal compressor technology at lower horsepower than ever before. These advantages include higher efficiency, minimal maintenance with reliable and unattended operation. The Turbo-Air 2000 covers the 150 to 350 horsepower range at discharge pressures from 50 to 150 p s i. The larger Turbo-Air(R) series covers a range from 350 to 6,000 horsepower and is for plant air applications above 1,250 horsepower or where the customer requires greater customization to meet particular specifications. All components of the Turbo-Air(R) and C-8 series machines, including the compressor, driver, lubrication system, control system and intercoolers, are grouped on a common base into a ready-to-install package. This configuration provides easy installation on a simple slab foundation at the customer's plant location.

         Cooper Cameron's Compression and Power Equipment segment manufactures integral gear centrifugal compressors for process applications where the air is used for its content of oxygen, nitrogen, argon or other elements. In these cases, the compressor is an integral part of the manufacturing process in industries such as air separation, pharmaceutical, fermentation, petrochemical, refining and synthetic fuel. Cooper Cameron services the process air market with two product lines of centrifugal compressors. The MSG(R) or Multi Stage Geared(TM) series covers a range of 700 to 25,000 horsepower, handling air or nitrogen to pressures up to 1,100 p.s.i.g. and volume flows up to 70,000 cubic feet per minute. The MSG(R) series is a flexible modular design that can be customized in aerodynamic components, materials of construction and packaging scope, thereby providing an optimized compressor to meet a customer's unique requirements. The Turbo-Air(R) series is a fully packaged unit that uses the modular and customizing concepts of the MSG(R) series in the process air market from 350 to 6,000 horsepower.

         The process and plant air centrifugal compressors manufactured by Cooper Cameron deliver oil-free compressed air to the customer, thus preventing oil contamination of the manufactured products. Industrial markets worldwide increasingly prefer oil-free air for safety, operational and environmental reasons.

         Cooper Cameron primarily sells its compression and power equipment direct to end-users through a worldwide network of sales and marketing employees supported by agents in some international locations. Due to the extremely technical nature of many of the products, the marketing effort is further supported by a staff of engineers. In addition, Ajax(R) integral engine-compressor units are sold through independent distributors in North America and to rental companies. Superior(R) engines and compressors are sold to independent packagers and distributors in North America. Some Turbo-Air(R) industrial compressors are sold through sales representatives and independent distributors.

         Cooper Cameron's primary customers for compression and power equipment include the major oil and gas companies, large independent oil and gas producers, gas transmission companies, equipment leasing companies, petrochemical and refining divisions of oil companies independent power producers and chemical companies. Industrial and process compressors are sold to durable goods manufacturers and process industries.

AFTERMARKET SERVICES

         The Petroleum Production Equipment segment has established an Aftermarket business unit with a comprehensive worldwide aftermarket organization that provides replacement parts, field service, major repairs and overhauls, unit installation assistance and Total Vendor Management contracts. Customer requirements are satisfied around the clock through a worldwide network of service and repair centers and parts warehouses. As customers have drastically reduced their staffing and shifted more responsibility to vendors, Total Vendor Management contracts have become increasingly popular and the Aftermarket business has responded. All maintenance services for a customer's equipment in a particular area are provided from one service center. Cooper Cameron also provides an inventory of repair parts, service personnel, planning services and inventory and storage of customers' idle equipment.

         The CES Division has established the Customer Integrated Services business group (CIS) to enhance strategic growth, product development, technical support and operational focus for all of the aftermarket product offerings related to its worldwide power and compression markets. CIS controls its own marketing and business strategy, along with the service shops, parts manufacturing facilities, warehouses, and service resources associated with aftermarket activities. The goal of this new organization is to promote the speed and agility required to satisfy customer requirements for aftermarket services while providing the quality of an original equipment manufacturer.

         Within CIS, the Compression Services Business Unit provides complete operations and maintenance service contracts, principally to oil and natural gas production and transmission companies. Service contracts can include equipment installation, scheduled and unscheduled maintenance, minor and major overhauls, integration of customer personnel, assimilation of customer inventory and inventory management.

         To meet changing customer equipment requirements, the CIS business group offers several innovative programs. Included are remanufactured equipment and unit and parts exchange programs that provide customers with cost-effective alternatives to new equipment purchases. In 1998, the group also introduced a state-of-the-art gas turbine repair facility specifically dedicated to the overhaul and repair of Allison engine-powered gas turbines.

         Cooper Cameron's large population of installed equipment results in aftermarket services constituting approximately 29% of Cooper Cameron's total revenues in 1997.

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

         Cooper Cameron has also introduced the MOSAIC (Modular Subsea And Integrated Completions) system. MOSAIC includes a suite of pre-engineered elements with standard interfaces that can be combined in a fashion to allow customers to configure a system to meet their specific needs. Cooper Cameron believes that it has chosen to standardize components at a level low enough to give customers the required customization while providing engineering and manufacturing efficiencies. Cooper Cameron has realigned its engineering and marketing resources to further develop and market the MOSAIC subsea system and other stand-alone standardized subsea products, such as christmas trees and wellheads.

         Several new drilling products will be introduced in 1998. These include the 3.5 million-pound load capacity "LoadKing" riser system, which will set the industry standard for drilling in 10,000-foot water depths; a new lightweight and lower-cost locking mechanism for subsea BOPs; and a new generation of variable-bore ram packers.

         In May 1998, Cameron will open a new Research Center in Houston, Texas. The 55,000 sq. ft. Research Center will be one of the largest product development facilities in the oil service sector. The facility will have 10 specially designed test bays to test and evaluate Cameron's products under realistic conditions. These include environmental test chambers to simulate extreme pressures and temperatures, high-strength fixtures for the application of multi-million pound tensile and bending loads, high pressure gas compressors and test enclosures, a hyperbaric chamber to simulate the external pressures of deep water environments, and two circulation loops for erosion and flow testing. This Research Center will be instrumental in providing Cameron's customers with innovative and cost-effective products.

         In 1997, Cameron Controls successfully launched a new electro-hydraulic drilling control system that is being favorably received in the market. A new subsea production control system is also being developed and will be launched in 1998. Cooper Cameron believes that a successful product launch will significantly enhance the subsea systems offerings for the company.

         In the Compression and Power Equipment segment, Cooper Cameron has developed a number of new products to serve the oil and gas transmission market and the industrial air compression market.

         Cooper Rolls will ship its first Allison 501 and 601 power turbines in 1998. These products extend the company's gas turbine product line into a lower horsepower range suitable for small pipeline compression and power generation applications both on and offshore, and floating production storage and offloading vessels.

         In 1998, the Lyulka-Cooper joint venture will finalize a demonstrator unit equipped with Dry Low Emission gas turbine combustors, a Cooper-Bessemer(R) pipeline compressor and an En-Tronics(R) engine controls management system. The unit will be installed at a gas compression station near Moscow. Manufacturing of the unit will start in mid-1998, with delivery scheduled for mid-1999.

         An area of increasing importance in the oil and gas transmission market is the reduction of environmentally harmful emissions from engines and turbines that drive compression equipment. Building on its experience with its CleanBurn(TM) technology, and in conjunction with Rolls-Royce plc, Cooper Cameron is marketing new Dry Low Emissions gas turbines, as well as conversion kits for existing Cooper Rolls(TM) units in the field. This technology significantly reduces the level of emissions produced by gas turbine drivers. Additionally, in 1995, a new line of En-Tronic(R) performance and monitoring control systems was introduced to aid in optimizing the performance and emission parameters of engines and turbines. Over the past three years, Cooper Cameron has also introduced new high speed reciprocating engines and compressors with improved reliability, fuel efficiency and emissions performance. These new units utilize En-Tronic(R) state-of-the-art CleanBurn(TM) III microprocessor-based control systems.

         Cooper Cameron added two new models, the Turbo-Air(R) 3000 and the TAS-70, to its centrifugal air compressor product line in 1997. The Turbo-Air(R) 3000 builds off of the success of the Turbo-Air(R) 2000 as a pre-engineered, neatly packaged air compressor for plant air applications. The Turbo-Air(R) 3000 will be used in 400 to 800 horsepower applications with discharge pressures from 50 to 150 p s i, while the Turbo-Air(R) 2000 serves the 150 to 350 horsepower range. The value-engineered design utilizing state-of-the-art technology delivers low energy consumption, low cost package installation and maintenance, ease of automation and environmentally friendly oil-free air. The Turbo-Air(R) 3000 should aid Cooper Cameron in continuing its share growth in the plant air market. The TAS-70 extends the standard plant air line to nearly 10,000 cfm.

COMPETITION

         Cooper Cameron competes in all areas of its operations with a number of other companies, some of which have financial and other resources comparable to or greater than those of Cooper Cameron.

         Cooper Cameron believes it has a leading position in the petroleum production equipment markets, particularly with respect to its high-pressure products. In these markets, Cooper Cameron competes principally with Vetco Gray Inc. (a subsidiary of Asea Brown Boveri), Kvaerner Oil and Gas, Dril-Quip, Inc., Dresser Industries, Inc., Varco International, Inc., Hydril Company, and FMC Corp. The principal competitive factors in the petroleum production equipment markets are technology, quality, service and price. Cooper Cameron believes that several factors give it a strong competitive position in these markets. Most significant are Cooper Cameron's broad product offering, its worldwide presence and reputation, its service and repair capabilities, its expertise in high pressure technology and its experience in alliance and partnership arrangements with customers and other suppliers.

         Cooper Cameron believes it also has a leading position in the compression and power equipment markets. In these markets, Cooper Cameron competes principally with Nuovo Pignone, Dresser-Rand Company, European Gas Turbines Inc., Ariel Corporation, Caterpillar Inc., Waukesha Engine Division of Dresser Industries, Atlas-Copco AB, Mannesmann Demag AG and Ingersoll-Rand Company. The principal competitive factors in the compression and power equipment markets are engineering and design capabilities, product performance, reliability and quality, service and price. Cooper Cameron believes that its competitive position is based on several factors. Cooper Cameron has a broad product offering and, unlike many of its competitors, manufactures and sells both engines and compressors (both as separate units and packaged together as a single unit). Cooper Cameron led the industry in the introduction of low engine emission technology and continues today as an industry leader in this technology. Cooper Cameron has a highly competent engineering staff and skilled technical and service representatives, with service centers located throughout the world.

         In all of its markets, Cooper Cameron has strong brand recognition and an established reputation for quality and service. Cooper Cameron has a significant base of previously-installed products, which provides a strong demand for aftermarket parts and service. Cooper Cameron has modern manufacturing facilities and state-of-the-art testing capabilities.

MANUFACTURING

         Cooper Cameron has manufacturing facilities worldwide that conduct a broad variety of processes, including machining, fabrication, assembly and testing using a variety of forged and cast alloyed steels and stainless steel as the primary raw materials. In recent years, Cooper Cameron has rationalized plants and products, closed six manufacturing facilities, moved product lines to achieve economies of scale, and upgraded the remaining facilities. Manufacturing processes have been improved and significant capital expenditures have been made since 1991. Cooper Cameron maintains advanced manufacturing, quality assurance and testing equipment geared to the specific products that it manufactures and uses extensive process automation in its manufacturing operations. The manufacturing facilities utilize computer aided numerical control tools and manufacturing techniques that concentrate the equipment necessary to produce similar products in one area of the plant in a configuration commonly known as a manufacturing cell. One operator in a manufacturing cell can monitor and operate several machines, as well as assemble and test products made by such machines, thereby improving operating efficiency and product quality while reducing the amount of work-in-process and finished product inventories.

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

BACKLOG

         Cooper Cameron's backlog was approximately $786 million at December 31, 1997, as compared to $728 million at December 31, 1996 and $588 million at December 31, 1995. Backlog consists of firm customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled.

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

         Cooper Cameron believes that the success of its business depends more on the technical competence, creativity and marketing abilities of its employees than on any individual patent, trademark or copyright. Nevertheless, as part of its ongoing research, development and manufacturing activities, Cooper Cameron has a policy of seeking patents when appropriate on inventions concerning new products and product improvements. Cooper Cameron owns 382 unexpired United States patents and 707 unexpired foreign patents.

         Although in the aggregate these patents and Cooper Cameron's trademarks are of considerable importance to the manufacturing and marketing of many of its products, Cooper Cameron does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole, except the Cameron(R), Cooper-Bessemer(R), Coberra(R) and Cooper Rolls(TM) trademarks. Other important trademarks used by Cooper Cameron include Ajax(R), Superior(R), C-B Turbocharger(R), En-Tronic(R), Enterprise(TM), ENOX(R), Enterprise(TM), Texcentric(R), Service Solutions(TM), W-K-M(R), McEvoy(R), Willis(TM), Demco(R), Pennsylvania Process(TM), Thornhill Craver(TM), Ingram Cactus(R) and Foster(R). Cooper Cameron has the right to use the trademark Joy(R) on aftermarket parts until November 2027. Cooper Cameron has registered its trademarks in the countries where such registration is deemed material.

         Cooper Cameron also relies on trade secret protection for its confidential and proprietary information. Cooper Cameron routinely enters into confidentiality agreements with its employees and suppliers. There can be no assurance, however, that others will not independently obtain similar information or otherwise gain access to Cooper Cameron's trade secrets.

EMPLOYEES

         As of December 31, 1997, Cooper Cameron had approximately 9,600 employees, of which approximately 2,478 were represented by labor unions. Cooper Cameron believes its current relations with employees are good. The only significant labor contracts expiring during 1998 cover employees at the Cameron plant in Brookshire, Texas (July) and the Cooper Energy Services plant in Grove City, Pennsylvania (September).

ITEM 2.  PROPERTIES

         The Company operates manufacturing plants ranging in size from approximately 14,000 square feet to approximately 858,000 square feet of manufacturing space. The Company also owns and leases warehouses, distribution centers, aftermarket and storage facilities, and sales offices. The Company leases its corporate headquarters and Cameron division headquarters office space in Houston, Texas.

         The Company manufactures, markets and sells its products and provides services throughout the world, operating facilities in over 30 countries. On December 31, 1997, the significant facilities used by Cooper Cameron throughout the world for manufacturing, distribution, aftermarket services, machining, storage and warehousing contained an aggregate of approximately 6,676,100 square feet of space, of which approximately 6,022,900 square feet (90%) was owned and 653,200 (10%) was leased. Of this total, approximately 4,834,082 square feet (72%) are located in the United States and 1,395,400 square feet (21%) are located in Europe. The table below lists the significant manufacturing, warehouse and distribution facilities by industry segment and geographic area.

                                                                             Asia/Pacific
                                             Western           Eastern            and
                                            Hemisphere       Hemisphere         Mideast         Total
                                            ----------       ----------         -------         -----

       Petroleum Production Equipment           14                9                3             26

       Compression and Power Equipment          16                3                0             19

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

         Cooper Cameron has been identified as a potentially responsible party ("PRP") with respect to five sites designated for cleanup under CERCLA or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages without regard to fault or the legality of waste generation or disposal. Persons liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although CERCLA imposes joint and several liability on all PRPs, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Settlements often can be achieved through negotiations with the appropriate environmental agency or the other PRPs. PRPs that contributed less than one percent of the waste are often given the opportunity to settle as a "de minimis" party, resolving liability for a particular site.

          Cooper Cameron does not own any of the sites with respect to which it has been identified as a PRP; in each case, Cooper Cameron is identified as a party that disposed of waste at the site. With respect to three of the sites, Cooper Cameron's share of the waste volume is estimated to be less than one percent. At one site, Cooper Cameron's share is still to be determined, but is believed to be less than ten percent. Cooper Cameron is the major PRP at one site which it operates, the Osborne Landfill in Grove City, Pennsylvania. Cooper Cameron's facility in Grove City disposed of wastes at the Osborne Landfill from the early 1950s until 1978. The EPA issued an order in 1991 and remediation is now in process. Cooper Cameron has responsibility for the remediation compliance with the EPA order.

          Cooper Cameron has accruals in its balance sheet to the extent costs are known for the five sites. Although estimates of the cleanup costs have not yet been made for certain of these sites, Cooper Cameron believes, based on its preliminary review and other factors, that the costs to Cooper Cameron relating to these sites will not have a material adverse effect on its results of operations, financial condition or liquidity. However, no assurance can be given that the actual costs will not exceed the estimates of the cleanup costs once determined.

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

         The cost of environmental remediation and compliance generally has not been an item of material expense for Cooper Cameron during any of the periods presented, other than with respect to the Osborne Landfill described above. Cooper Cameron's balance sheet at December 31, 1997, includes accruals totaling approximately $4.6 million for environmental remediation activities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         The common stock of Cooper Cameron, par value $.01 per share (together with the associated Rights to Purchase Series A Junior Participating Preferred Stock), is traded on The New York Stock Exchange ("NYSE"). A 2-for-1 split of the Company's common stock in the form of a stock dividend was paid effective June 13, 1997. No other dividends were paid during 1997.

The following table indicates the range of trading prices on the NYSE from January 2 through December 31, 1997.

                                                                            Price Range
                                                              ---------------------------------------
                                                              High              Low              Last
                                                              ----              ---              ----
             First Quarter....................................$37 15/16         30 1/4           34 1/4
             Second Quarter...................................$48               31 13/16         46 3/4
             Third Quarter....................................$72 5/8           44 1/4           71 13/16
             Fourth Quarter...................................$81 3/4           52 1/8           61

The approximate number of holders of Cooper Cameron common stock was 35,000 as of March 20, 1998. The number of record holders as of the same date was 1,903.

ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth under the caption "Selected Consolidated Historical Financial Data of Cooper Cameron Corporation" on page 51 in the 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

         The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition of Cooper Cameron Corporation" on pages 21-27 in the 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following consolidated financial statements of the Company and the independent auditors' report set forth on pages 28-50 in the 1997 Annual Report to Stockholders are incorporated herein by reference:

         Report of Independent Auditors.

         Consolidated Results of Operations for each of the three years in the period ended December 31, 1997.

         Consolidated Balance Sheets as of December 31, 1997 and 1996.

         Consolidated Cash Flows for each of the three years in the period ended December 31, 1997.

         Consolidated Changes in Stockholders' Equity for the period from June 30, 1995 to December 31, 1995, and the two years ended December 31, 1997.

         Notes to Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information on Directors of the Company is set forth in the section entitled "Election of Directors" on pages 3-5 in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 14, 1998, which section is incorporated herein by reference. Information regarding executive officers of the Company is set forth below. There was no failure by an insider to file a report required by Section 16 of the Exchange Act.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         The information concerning compliance with Section 16(a) is set forth in the section entitled "Compliance with Section 16 of the Exchange Act" on page 25 in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on May 14, 1998, which section is incorporated herein by reference.


                  CURRENT EXECUTIVE OFFICERS OF THE REGISTRANT

                                    Present Principal Position and Other Material Positions
Name and Age                        Held During Last Five Years
------------                        -------------------------------------------------------

Sheldon R. Erikson (56)             President and Chief  Executive  Officer  since  January 1995.  Chairman of the Board from
                                    1988 to 1995 and President and Chief  Executive  Officer from 1987 to 1995 of The Western
                                    Company of North America.

Thomas R. Hix (50)                  Senior Vice President of Finance and Chief Financial Officer since January 1995. Senior Vice
                                    President of Finance, Treasurer and Chief Financial Officer of The Western Company of North
                                    America from 1993 to 1995. Executive Vice President and Chief Financial Officer from 1992 to
                                    1993 and Vice President, Finance and Chief Financial Officer from 1986 to 1992 of Oceaneering
                                    International.

Franklin Myers (45)                 Senior Vice President, General Counsel and Secretary since April 1995. Vice President and General Counsel from 1988 to 1994, Secretary from 1988 to 1992, and Senior Vice President and General Counsel from 1994 to April 1995 of Baker Hughes Incorporated.

Joseph D. Chamberlain (51)          Vice President and Corporate Controller since April 1995. Controller - Financial Reporting from
                                    1994 to 1995, Assistant Controller and Manager-Financial Reporting from 1979 to 1994 of Cooper
                                    Industries, Inc.

Michael L. Grimes  (47)             Vice President since November 1996. President, Cooper Energy Services Division since April 1996.
                                    General Manager, Quality and Information Management of GE Power Systems from 1995 to 1996,
                                    General Manager, Apparatus Service Department from 1994 to 1995, General Manager, Power
                                    Generation Services Department from 1993 to 1994 and General Manager of Marketing, GE Power
                                    Generation from 1992 to 1993 of General Electric Company.

E. Fred Minter  (62)                Vice President since November 1996. President, Cooper Turbocompressor since 1988.

ITEM 11. EXECUTIVE COMPENSATION.

         The information for this item is set forth in the section entitled "Director and Executive Management Compensation" on pages 17-20 in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 14, 1998, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.

         The information concerning security ownership of certain beneficial owners and management is set forth in the sections entitled "Voting Securities and Principal Holders Thereof" on page 2 and "Security Ownership of Management" on pages 15-16 in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held May 14, 1998, which sections are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None

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

              3.2 First Amended and Restated Bylaws of Cooper Cameron Corporation, as amended December 12, 1996, filed as
                           Exhibit 3.2 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

              4.1 Form of Rights Agreement, dated as of May 1, 1995, between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, filed as
                           Exhibit 4.1 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

              4.2 First Amendment to Rights Agreement between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, dated November 1, 1997.

              10.1 Cooper Cameron Corporation Long-Term Incentive Plan (Registration Statement No. 33-95004), incorporated herein by reference.

              10.2 Amended and Restated Cooper Cameron Corporation Long-Term Incentive Plan, as amended, incorporated herein by reference to the Cooper Cameron Corporation Proxy Statement for the Annual Meeting of Stockholders held on May 8, 1997.

              10.3 Cooper Cameron Corporation Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement No. 33-95000), incorporated herein by reference.

              10.4 First Amendment to the Cooper Cameron Corporation Amended and Restated 1995 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to the Cooper Cameron Corporation Proxy Statement for the Annual Meeting of Stockholders held on May 8, 1997.

              10.5 Second Amendment to the Cooper Cameron Corporation Amended and Restated 1995 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.3 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

              10.6 Third Amendment to the Cooper Cameron Corporation Amended and Restated 1995 Stock Option Plan for Non-Employee Directors.

              10.7 Fourth Amendment to the Cooper Cameron Corporation Amended and Restated 1995 Stock Option Plan for Non-Employee Directors.

              10.8 Fifth Amendment to the Cooper Cameron Corporation Amended and Restated 1995 Stock Option Plan for Non-Employee Directors.

              10.9 Cooper Cameron Corporation Retirement Savings Plan (Registration Statement No. 33-95002), incorporated herein by reference.

              10.10 Cooper Cameron Corporation Retirement Savings Plan, as Amended and Restated, effective April 1, 1996.

              10.11 Cooper Cameron Corporation Employee Stock Purchase Plan (Registration Statement No. 33-94948), incorporated herein by reference.

              10.12 Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

              10.13 First Amendment to Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, effective as of January 1, 1996, filed as Exhibit 10.7 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

              10.14 Cooper Cameron Corporation Supplemental Excess Defined Contribution Plan, filed as Exhibit 10.5 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

              10.15 First Amendment to Cooper Cameron Corporation Supplemental Excess Defined Contribution Plan, effective April 1, 1996, filed as Exhibit 10.9 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

              10.16 Cooper Cameron Corporation Compensation Deferral Plan (formerly the Cooper Cameron Corporation Management Incentive Compensation Deferral Plan), effective January 1, 1996, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

              10.17 Cooper Cameron Corporation Directors Deferred Compensation Plan, filed as Exhibit 10.7 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

              10.18        Employment Agreement by and between Sheldon R.
                           Erikson and Cooper Cameron Corporation, effective as of November 30, 1995, filed as Exhibit 10.9 to the Annual Report on Form 10-K for 1995 of Cooper Cameron Corporation, and incorporated herein by reference.

              10.19 Employment Agreement by and between Thomas R. Hix and Cooper Cameron Corporation, effective as of November 30, 1995, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1995 of Cooper Cameron Corporation, and incorporated herein by reference.

              10.20 Employment Agreement by and between Franklin Myers and Cooper Cameron Corporation, effective as of November 30, 1995, filed as Exhibit 10.11 to the Annual Report on Form 10-K for 1995 of Cooper Cameron Corporation, and incorporated herein by reference.

              10.21 1995 Management Incentive Compensation Plan of Cooper Cameron Corporation, dated as of November 14, 1995, as amended, filed as Exhibit 10.15 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

              10.22 1996 Management Incentive Compensation Plan of Cooper Cameron Corporation, dated as of February 19, 1996, filed as Exhibit 10.16 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

              10.23 1997 Management Incentive Compensation Plan of Cooper Cameron Corporation, dated as of December 9, 1996, filed as Exhibit 10.17 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

              10.24 Cooper Cameron Corporation Management Incentive Compensation Plan, as amended, incorporated herein by reference to the Cooper Cameron Corporation Proxy Statement for the Annual Meeting of Stockholders held on May 8, 1997.

              10.25 1998 Management Incentive Compensation Plan for Cooper Cameron Corporation, dated as of January 1, 1998.

              10.26 Change in Control Policy of Cooper Cameron Corporation, approved February 19, 1996, filed as
                           Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

              10.27 Executive Severance Program of Cooper Cameron Corporation, approved February 19, 1996, filed as
                           Exhibit 10.19 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

              10.28 Credit Agreement, dated as of June 30, 1995, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and First National Bank of Chicago, as agent, filed as Exhibit
                           4.5 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

              10.29 Amended and Restated Credit Agreement dated as of March 20, 1997, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and First National Bank of Chicago, as agent, filed as Exhibit 10.21 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

              13.1 Portions of the 1997 Annual Report to Stockholders are included as an exhibit to this report and have been specifically incorporated by reference elsewhere herein.

              21           Subsidiaries of registrant.

              23           Consent of Independent Auditors.

              27           Financial Data Schedule.

              27.l Restated Financial Data Schedule for the three months ended March 31, 1997.

              27.2 Restated Financial Data Schedule for the six months ended June 30, 1997.

              27.3 Restated Financial Data Schedule for the nine months ended September 30, 1997.

              27.4 Restated Financial Data Schedule for the year ended December 31, 1996.

              27.5 Restated Financial Data Schedule for the three months ended March 31, 1996.

              27.6 Restated Financial Data Schedule for the six months ended June 30, 1996.

              27.7 Restated Financial Data Schedule for the nine months ended September 30, 1996.


(b)      REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K during the fourth quarter of 1997 and through March 20, 1998.

                                 SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THIS 27TH DAY OF MARCH, 1998.

                                COOPER CAMERON CORPORATION
                                REGISTRANT


                                BY:     /s/ JOSEPH D. CHAMBERLAIN
                                    ----------------------------------------
                                           (JOSEPH D. CHAMBERLAIN)
                                    Vice President and Corporate Controller
                                        (Principal Accounting Officer)

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED ON THIS 27TH DAY OF MARCH, 1998, BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

                   SIGNATURE                                TITLE
                   ---------                                -----

       /s/ C. BAKER CUNNINGHAM                              Director
----------------------------------------
          (C. Baker Cunningham)


          /s/ GRANT A. DOVE                                 Director
----------------------------------------
             (Grant A. Dove)


        /s/ SHELDON R. ERIKSON                              Chairman, President and Chief Executive
----------------------------------------                      Officer (principal executive officer)
           (Sheldon R. Erikson)


        /s/ MICHAEL E. PATRICK                              Director
----------------------------------------
           (Michael E. Patrick)


          /s/ DAVID ROSS III                                Director
----------------------------------------
             (David Ross III)


        /s/ MICHAEL J. SEBASTIAN                            Director
----------------------------------------
           (Michael J. Sebastian)


           /s/ THOMAS R. HIX                                Senior Vice President of Finance and
----------------------------------------                       Chief Financial Officer
              (Thomas R. Hix)                                  (principal financial officer)

                                  EXHIBIT INDEX

EXHIBIT                                                                                                    SEQUENTIAL
NUMBER                                         DESCRIPTION                                                   PAGE NO.
------         ----------------------------------------------------------------------------------------      --------


  3.1          Amended and Restated Certificate of Incorporation of Cooper Cameron Corporation,
               dated June 30, 1995, filed as Exhibit 4.2 to the Registration Statement on Form S-8
               of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

  3.2          First Amended and Restated Bylaws of Cooper Cameron Corporation, as amended December
               12, 1996, filed as Exhibit 3.2 to the Annual Report on Form 10-K for 1996 of Cooper
               Cameron Corporation, and incorporated herein by reference.

  4.1          Form of Rights Agreement, dated as of May 1, 1995, between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, filed as Exhibit 4.1 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission
               File No. 33-94948), and incorporated herein by reference.

  4.2          First Amendment to Rights Agreement between Cooper Cameron Corporation and First
               Chicago Trust Company of New York, as Rights Agent, dated November 1, 1997.

  10.1         Cooper Cameron Corporation Long-Term Incentive Plan (Registration Statement No.
               33-95004), incorporated herein by reference.

  10.2         Amended and Restated Cooper Cameron Corporation Long-Term Incentive Plan, as amended, incorporated herein by reference to the Cooper Cameron Corporation Proxy Statement for the Annual Meeting of Stockholders held on May 8, 1997.

  10.3         Cooper Cameron Corporation Amended and Restated Stock Option Plan for Non-Employee
               Directors (Registration Statement No. 33-95000), incorporated herein by reference.

  10.4         First Amendment to the Cooper Cameron Corporation Amended and Restated 1995 Stock
               Option Plan for Non-Employee Directors, incorporated herein by reference to the
               Cooper Cameron Corporation Proxy Statement for the Annual Meeting of Stockholders
               held on May 8, 1997.

  10.5         Second Amendment to the Cooper Cameron Corporation Amended and Restated 1995 Stock
               Option Plan for Non-Employee Directors, filed as Exhibit 10.3 to the Annual Report on
               Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

  10.6         Third Amendment to the Cooper Cameron Corporation Amended and Restated 1995 Stock
               Option Plan for Non-Employee Directors.

  10.7         Fourth Amendment to the Cooper Cameron Corporation Amended and Restated 1995 Stock
               Option Plan for Non-Employee Directors.

  10.8         Fifth Amendment to the Cooper Cameron Corporation Amended and Restated 1995 Stock
               Option Plan for Non-Employee Directors.

  10.9         Cooper Cameron Corporation Retirement Savings Plan (Registration Statement No.
               33-95002), incorporated herein by reference.

  10.10        Cooper Cameron Corporation Retirement Savings Plan, as Amended and Restated,
               effective April 1, 1996.

  10.11        Cooper Cameron Corporation Employee Stock Purchase Plan (Registration Statement No.
               33-94948), incorporated herein by reference.

  10.12        Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, filed as Exhibit
               10.4 to the Registration Statement on Form S-4 of Cooper Cameron Corporation
               (Commission File No. 33-90288), and incorporated herein by reference.

  10.13        First Amendment to Cooper Cameron Corporation Supplemental Excess Defined Benefit
               Plan, effective as of January 1, 1996, filed as Exhibit 10.7 to the Annual Report on
               Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

  10.14        Cooper Cameron Corporation Supplemental Excess Defined Contribution Plan, filed as
               Exhibit 10.5 to the Registration Statement on Form S-4 of Cooper Cameron Corporation
               (Commission File No. 33-90288), and incorporated herein by reference.

  10.15        First Amendment to Cooper Cameron Corporation Supplemental Excess Defined
               Contribution Plan, effective April 1, 1996, filed as Exhibit 10.9 to the Annual
               Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

  10.16        Cooper Cameron Corporation Compensation Deferral Plan (formerly the Cooper Cameron
               Corporation Management Incentive Compensation Deferral Plan), effective January 1,
               1996, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1996 of Cooper
               Cameron Corporation, and incorporated herein by reference.

  10.17        Cooper Cameron Corporation Directors Deferred Compensation Plan, filed as Exhibit
               10.7 to the Registration Statement on Form S-4 of Cooper Cameron Corporation
               (Commission File No. 33-90288), and incorporated herein by reference.

  10.18        Employment Agreement by and between Sheldon R. Erikson and Cooper Cameron
               Corporation, effective as of November 30, 1995, filed as Exhibit 10.9 to the Annual
               Report on Form 10-K for 1995 of Cooper Cameron Corporation, and incorporated herein by reference.

  10.19        Employment Agreement by and between Thomas R. Hix and Cooper Cameron Corporation, effective as of November 30, 1995, filed as Exhibit 10.10 to the Annual Report on
               Form 10-K for 1995 of Cooper Cameron Corporation, and incorporated herein by reference.

  10.20        Employment Agreement by and between Franklin Myers and Cooper Cameron Corporation, effective as of November 30, 1995, filed as Exhibit 10.11 to the Annual Report on
               Form 10-K for 1995 of Cooper Cameron Corporation, and incorporated herein by reference.

  10.21        1995 Management Incentive Compensation Plan of Cooper Cameron Corporation, dated as of November 14, 1995, as amended, filed as Exhibit 10.15 to the Annual Report on Form
               10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

  10.22        1996 Management Incentive Compensation Plan of Cooper Cameron Corporation, dated as of February 19, 1996, filed as Exhibit 10.16 to the Annual Report on Form 10-K for
               1996 of Cooper Cameron Corporation, and incorporated herein by reference.

  10.23        1997 Management Incentive Compensation Plan of Cooper Cameron Corporation, dated as of December 9, 1996, filed as Exhibit 10.17 to the Annual Report on Form 10-K for
               1996 of Cooper Cameron Corporation, and incorporated herein by reference.

  10.24        Cooper Cameron Corporation Management Incentive Compensation Plan, as amended, incorporated herein by reference to the Cooper Cameron Corporation Proxy Statement for the Annual Meeting of Stockholders held on May 8, 1997.

  10.25        1998 Management Incentive Compensation Plan for Cooper Cameron Corporation, dated as of January 1, 1998.

  10.26        Change in Control Policy of Cooper Cameron Corporation, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of Cooper Cameron
               Corporation, and incorporated herein by reference.

  10.27        Executive Severance Program of Cooper Cameron Corporation, approved February 19,
               1996, filed as Exhibit 10.19 to the Annual Report on Form 10-K for 1996 of Cooper
               Cameron Corporation, and incorporated herein by reference.

  10.28        Credit Agreement, dated as of June 30, 1995, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and First National Bank of
               Chicago, as agent, filed as Exhibit 4.5 to the Registration Statement on Form S-8 of
               Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

  10.29        Amended and Restated Credit Agreement dated as of March 20, 1997, among Cooper
               Cameron Corporation and certain of its subsidiaries and the banks named therein and
               First National Bank of Chicago, as agent, filed as Exhibit 10.21 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

  13.1         Portions of the 1997 Annual Report to Stockholders are included as an exhibit to this report and have been specifically incorporated by reference elsewhere herein.

  21           Subsidiaries of registrant.

  23           Consent of Independent Auditors.

  27           Financial Data Schedule.


  27.l         Restated Financial Data Schedule for the three months ended March 31, 1997.

  27.2         Restated Financial Data Schedule for the six months ended June 30, 1997.

  27.3         Restated Financial Data Schedule for the nine months ended September 30, 1997.

  27.4         Restated Financial Data Schedule for the year ended December 31, 1996.

  27.5         Restated Financial Data Schedule for the three months ended March 31, 1996.

  27.6         Restated Financial Data Schedule for the six months ended June 30, 1996.

  27.7         Restated Financial Data Schedule for the nine months ended September 30, 1996.