Form 10-Q
period 1998-03-31
COOPER CAMERON CORP
filed 1998-05-12
CIK 941548

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number                         1-13884
                      ---------------------------------------------------------

                           Cooper Cameron Corporation
-------------------------------------------------------------------------------
                    (Exact Name of Registrant in its Charter)

                 Delaware                                       76-0451843
-------------------------------------------------------------------------------
      (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                      Identification No.)

515 Post Oak Blvd., Suite 1200, Houston, Texas                    77027
-------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                     (Zip Code)

                                  713/513-3300
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                      N/A
-------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    X      No
                                    -------      ---------

Number of shares outstanding of issuer's common stock as of April 30, 1998 was 52,517,466.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           COOPER CAMERON CORPORATION
                       CONSOLIDATED RESULTS OF OPERATIONS

                                                                 Three Months Ended
                                                                     March 31,
                                                            --------------------------
(dollars in millions, except per share data)                   1998             1997
                                                            ----------      ----------
REVENUES ..............................................     $    426.9      $    376.0
                                                            ----------      ----------

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation
   and amortization) ..................................          298.4           275.2
Depreciation and amortization .........................           17.2            16.3
Selling and administrative expenses ...................           56.0            50.0
Interest expense ......................................            7.2             7.0
                                                            ----------      ----------

                                                                 378.8           348.5
                                                            ----------      ----------

      Income before income taxes ......................           48.1            27.5

Income tax provision ..................................          (14.9)           (8.1)
                                                            ----------      ----------

Net income ............................................     $     33.2      $     19.4
                                                            ==========      ==========



Earnings per share:
   Basic ..............................................     $     0.63      $     0.38
                                                            ==========      ==========
   Diluted ............................................     $     0.60      $     0.36
                                                            ==========      ==========




        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31,      December 31,
(dollars in millions, except shares and per share data)                       1998            1997
                                                                           ----------      ------------
ASSETS
Cash and cash equivalents ............................................     $     29.8      $     11.6
Receivables, net .....................................................          370.9           428.6
Inventories, net .....................................................          546.5           495.6
Other ................................................................           28.5            25.0
                                                                           ----------      ----------
           Total current assets ......................................          975.7           960.8
                                                                           ----------      ----------
Plant and equipment, at cost .........................................          823.1           791.3
Less:  accumulated depreciation ......................................         (409.2)         (395.8)
Intangibles ..........................................................          450.4           445.8
Less:  accumulated amortization ......................................         (209.3)         (205.4)
Other assets .........................................................           48.8            46.5
                                                                           ----------      ----------
                TOTAL ASSETS .........................................     $  1,679.5      $  1,643.2
                                                                           ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long-term debt .................................     $     49.7      $     48.1
Accounts payable and accrued liabilities .............................          467.2           470.9
Accrued income taxes .................................................           12.4             9.8
                                                                           ----------      ----------
           Total current liabilities .................................          529.3           528.8
                                                                           ----------      ----------
Long-term debt .......................................................          356.4           328.8
Postretirement benefits other than pensions ..........................           82.6            85.5
Deferred income taxes ................................................           35.3            35.0
Other long-term liabilities ..........................................           23.8            23.1
                                                                           ----------      ----------
           Total liabilities .........................................        1,027.4         1,001.2
                                                                           ----------      ----------
Stockholders' Equity:
    Common stock, par value $.01 per share, 75,000,000 shares
        authorized, 53,235,292 shares issued .........................             .5              .5
    Capital in excess of par value ...................................          904.4           923.0
    Retained deficit (including $441.0 charge on June 30, 1995
        related to goodwill impairment) ..............................         (224.3)         (257.5)
    Accumulated other elements of comprehensive income ...............            8.3             7.8
    Less:  Treasury stock, 721,150 shares at March 31, 1998 and
        477,149 shares at December 31, 1997, at cost .................          (36.8)          (31.8)
                                                                           ----------      ----------
           Total stockholders' equity ................................          652.1           642.0
                                                                           ----------      ----------
                TOTAL LIABILITIES AND STOCKHOLDERS'
                     EQUITY ..........................................     $  1,679.5      $  1,643.2
                                                                           ==========      ==========


        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Three Months
                                                                                                    Ended
                                                                                                  March 31,
                                                                                          --------------------------
(dollars in millions)                                                                        1998            1997
                                                                                          ----------      ----------
Cash flows from operating activities:
    Net income ......................................................................     $     33.2      $     19.4
    Adjustments to reconcile net income to net cash
        provided by (used for) operating activities:
            Depreciation ............................................................           13.2            12.5
            Amortization ............................................................            4.0             3.8
            Deferred income taxes ...................................................            1.2             3.2
    Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
            Receivables .............................................................           57.1            (9.2)
            Inventories .............................................................          (52.2)          (58.7)
            Accounts payable and accrued liabilities ................................           (4.7)           10.8
            Other assets and liabilities, net .......................................            3.2             7.9
                                                                                          ----------      ----------
                    Net cash provided by (used for)
                        operating activities ........................................           55.0           (10.3)
                                                                                          ----------      ----------

Cash flows from investing activities:
    Capital expenditures and proceeds from
        sales of plant and equipment, net ...........................................          (25.3)           (7.0)
    Acquisitions ....................................................................           (6.2)            (.9)
                                                                                          ----------      ----------
                    Net cash used for investing activities ..........................          (31.5)           (7.9)
                                                                                          ----------      ----------

Cash flows from financing activities:
    Loan borrowings (repayments), net ...............................................           27.6            18.0
    Purchase of treasury stock ......................................................          (36.1)             --
    Activity under stock option plans and other .....................................            3.0              .2
                                                                                          ----------      ----------
                    Net cash provided by (used for) financing activities ............           (5.5)           18.2
                                                                                          ----------      ----------

Effect of translation on cash .......................................................             .2            (1.0)
                                                                                          ----------      ----------
Increase (decrease) in cash and cash equivalents ....................................           18.2            (1.0)
                                                                                          ----------      ----------
Cash and cash equivalents, beginning of period ......................................           11.6             9.1
                                                                                          ----------      ----------
Cash and cash equivalents, end of period ............................................     $     29.8      $      8.1
                                                                                          ==========      ==========


        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Adjustments

         The financial information presented as of March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997 has been prepared from the books and records without audit. Financial information as of December 31, 1997 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1997.


Note 2.  Acquisitions

         Effective April 2, 1998, the Company closed its acquisition of Orbit Valve International, Inc. for approximately $100 million in cash and debt. Orbit, which is being integrated into the Cooper Cameron Valves organization in the PPE segment, is based in Little Rock, Arkansas and manufactures and sells high-performance valves for the oil and gas and petrochemical industries. During 1997, Orbit generated revenues of approximately $85 million.

         The acquisition is being accounted for under the purchase method and therefore, the results of the acquired business will be combined with the Company's results from the closing date forward.


Note 3.  Inventories

                                                             March 31,      December 31,
(dollars in millions)                                          1998            1997
                                                            ----------      ------------
Raw materials .........................................     $     61.0      $     60.3
Work-in-process .......................................          232.5           203.3
Finished goods, including parts and subassemblies .....          340.8           327.3
Perishable tooling and supplies .......................            2.8             3.1
                                                            ----------      ----------
                                                                 637.1           594.0
Allowances ............................................          (90.6)          (98.4)
                                                            ----------      ----------

Net inventories .......................................     $    546.5      $    495.6
                                                            ==========      ==========

Note 4.  Stockholder Proposals

         A proposal has been submitted to the stockholders of the Company for consideration at the Annual Meeting of Stockholders to be held on May 14, 1998 seeking approval of an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of Common stock which the Company is authorized to issue from 75,000,000 to 150,000,000. In addition to the above proposal, stockholders will also be voting at the Annual Meeting on an amendment to the Amended and Restated Cooper Cameron Long-Term Incentive Plan (the Plan) to increase by 3,000,000 the number of shares of Common stock reserved under the Plan as well as other matters described in the Company's Proxy Statement for the 1998 Annual Meeting.


Note 5.  Retained Deficit

         While the Company has a retained deficit, it is able to declare and pay dividends from a current year's earnings as well as from the net of capital in excess of par value less the retained deficit. Accordingly, at March 31, 1998, the Company had approximately $680.1 million from which dividends could be paid.


Note 6.  New Accounting Pronouncements

         Effective, January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 (Reporting Comprehensive Income). As a result, the Company has modified its Consolidated Balance Sheets to include a caption entitled "Accumulated other elements of comprehensive income". The amount of comprehensive income (loss) for each of the three-month periods ended March 31, 1998 and 1997 and the components of accumulated other elements of comprehensive income at March 31, 1998 and December 31, 1997 are as follows:

                                                           Three Months       Three Months
                                                              Ended               Ended
(dollars in millions)                                     March 31, 1998     March 31, 1997
                                                          --------------     --------------
Net income per Consolidated Results of
    Operations ........................................     $  33.2             $  19.4
Foreign currency translation gain/(loss) ..............          .5               (25.4)
                                                            -------             -------

        Comprehensive income/(loss) ...................     $  33.7             $  (6.0)
                                                            =======             =======

(dollars in millions)                                                                   March 31, 1998  December 31, 1997
                                                                                        --------------  -----------------
Amounts comprising accumulated other elements of comprehensive income:
        Accumulated foreign currency translation
            adjustments .............................................................     $      8.6      $      8.1
        Accumulated adjustments to record
            minimum pension liabilities .............................................            (.3)            (.3)
                                                                                          ----------      ----------

                Accumulated other elements of
                    comprehensive income ............................................     $      8.3      $      7.8
                                                                                          ==========      ==========

Note 7.  Earnings Per Share

         The weighted average number of common shares (utilized for basic earnings per share presentation) and common stock equivalents outstanding for each period presented was as follows:

                                                         Three Months
                                                            Ended
                                                          March 31,
                                                  -------------------------
(amounts in millions)                                1998           1997
                                                  ----------     ----------
Average shares outstanding ..................           52.4           51.3
Common stock equivalents ....................            3.2            2.8
                                                  ----------     ----------

Number of shares utilized in diluted
    earnings per share calculation ..........           55.6           54.1
                                                  ==========     ==========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         In addition to the historical data contained herein, this document includes forward-looking statements regarding the future revenues and profitability of the Company made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those described in forward-looking statements. Such statements are based on current expectations of the Company's performance and are subject to a variety of factors, not under the control of the Company, which can affect the Company's results of operations, liquidity or financial condition. Such factors may include overall demand for the Company's products; changes in the price of (and demand for) oil and gas in both domestic and international markets; political and social issues affecting the countries in which the Company does business; fluctuations in currency markets worldwide; and variations in global economic activity. Because the information herein is based solely on data currently available, it is subject to change as a result of changes in conditions over which the Company has no control or influence, and should not therefore be viewed as assurance regarding the Company's future performance. Additionally, the Company is not obligated to make public indication of such changes unless required under applicable disclosure rules and regulations.

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

         Cooper Cameron Corporation had net income of $33.2 million, or $.60 per share, for the first quarter of 1998 compared to $19.4 million, or $.36 per share, for the same period in 1997. (All per share amounts are based on diluted shares.) This improvement was the result of the strong performance of the Petroleum Production Equipment (PPE) segment, where first quarter 1998 earnings increased by 83% from the first quarter 1997 level, partially offset by slightly lower earnings in the Compression & Power Equipment (CPE) segment.

REVENUES

         Revenues for the first quarter of 1998 totaled $426.9 million, an increase of 14% from the $376.0 million in the first quarter of 1997 due to the continued strong markets in the PPE segment. These markets are heavily influenced by natural gas and oil commodity prices and the expectations of future price levels. While natural gas prices have remained relatively stable over the last twelve months and at reasonably high levels historically, oil prices have fluctuated during the period and trended significantly lower, particularly during the past six months. The economic and financial unrest in Southeast Asia and excess production concerns inside and outside of OPEC have fueled these reductions. Thus far however, such lower oil prices have had a minimal effect on the Company. Confidence that worldwide demand for oil and natural gas will continue to grow over the longer-term has, at least to date, provided impetus for continued spending by national oil companies and major and independent producers. The effect of the favorable market conditions was also reflected in the Company's backlog, defined as firm customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. Backlog at the end of the first quarter of 1998 was $915.1 million, an increase of 16% from year-end 1997 and 13% from the first quarter of 1997.

         The PPE segment's revenues of $305.4 million increased by 28% over first quarter 1997 revenues of $239.0 million. The segment's revenue growth was across all geographic areas and product lines. This increase was primarily due to the market conditions discussed above, which resulted in volume growth as well as favorable pricing. Of particular note were increased subsea equipment shipments to the North Sea, and drilling and subsea equipment for deep-water projects in the Gulf of Mexico. Also contributing to the revenue growth were improved surface and aftermarket activity in the U.S., Canada, and Asia Pacific regions. Order activity for the segment reached a new high of $430.9 million, a 32% increase from the first quarter 1997 level. This improvement was across all lines of the business, with the exception of Cooper Cameron Valves, which declined by 7% due to a lower level of major pipeline project orders in the current quarter. The strength in orders is most apparent in the market for drilling and related controls equipment, driven by rig upgrades and new construction. As a result, a significant portion of the higher first quarter 1998 order level is not scheduled for delivery to customers until 1999. Backlog for the segment ended the quarter at a new high of $696.9 million, an increase of 21% from year-end 1997 and 39% from the first quarter 1997 level.

         Revenues for the CPE segment of $121.5 million decreased by 11% from $137.0 million in the first quarter of 1997 with both the natural gas compression and centrifugal air compressor businesses, which comprise this segment, experiencing a decline. The energy-related markets served by the natural gas compression equipment business remained very competitive. Revenue declines were experienced in the sales of both new reciprocating units and gas turbine and compressor projects, while aftermarket activity improved slightly. The decline in centrifugal air compressor shipments was largely the result of weakness in Southeast Asia activity and the timing of large process air machine shipments. Order activity in the CPE segment declined by 18% from the first quarter of 1997, due to the effect of large international gas turbine and compressor projects. Due to the size and complex nature of these projects, the specific timing of an order is very difficult to predict and can cause significant fluctuations in the year-to-year revenue, order, and backlog comparisons for this segment. Backlog for the segment ended the first quarter of 1998 at $218.2 million, an increase of 4% from year-end 1997 but a decline of 30% from the first quarter of 1997.

COSTS AND EXPENSES

         Cost of sales (exclusive of depreciation and amortization) of $298.4 million in the first quarter of 1998 increased by $23.2 million, or 8%, compared with $275.2 million in the same period of 1997. This increase was largely the result of the previously discussed 14% revenue growth. The gross margin percentage (defined as revenues less cost of sales as a percentage of revenues) was 32.7% for the first quarter of 1998 in the PPE segment, compared with 29.2% in the first quarter of 1997. This increase resulted from improved pricing, the leveraging of various manufacturing support costs that are relatively fixed in the short-term, and manufacturing cost reductions, including benefits from capital expenditures. Despite the revenue decline noted above, the CPE segment's gross margin percentage improved from 22.6% in the first quarter of

1997 to 23.6% in the first quarter of 1998. This increase was primarily due to factors affecting the energy-related portion of the segment. While pricing pressure in the very competitive gas turbine and compressor project business and in the aftermarket for gas compression equipment continued during the period, it was more than offset by efforts to manage costs in line with revenues and a favorable revenue mix. Material cost reduction programs with vendors and improved manufacturing productivity contributed to this improvement. Additionally, a decrease in lower margin gas turbine and compressor project revenues and a slight increase in the higher margin aftermarket business caused a favorable mix effect on the gross margin percentage.

         Depreciation and amortization increased by $.9 million, from $16.3 million in the first quarter of 1997 to $17.2 million in the first quarter of 1998, with both segments reflecting increases. This is due primarily to increased capital spending in the PPE segment in response to improved market conditions and in the centrifugal air compressor business to increase assembly and test capacity and improve manufacturing throughput on large process air machines.

         Selling and administrative expenses increased by $6.0 million, or 12%, from $50.0 million in the first quarter of 1997 to $56.0 million in the first quarter of 1998, with an increase in the PPE segment partially offset by a small decline in the CPE segment. The PPE increase was due to the higher revenue levels and the Company's conscious effort to improve its market presence. As an example, during 1997 Cameron established separate management teams and focused additional marketing resources on the controls and choke businesses, where there is believed to be significant growth potential. The CPE segment decreased slightly year-to-year in reaction to the noted revenue declines. As a percentage of revenues, selling and administrative costs for the Company decreased from 13.3% in the first quarter of 1997 to 13.1% in the first quarter of 1998. Despite conscious increases in selling and marketing costs, these costs decreased from 12.7% to 11.8% of revenues in the PPE segment, due to the leveraging effect of the increased volume. The CPE segment increased from 12.5% of revenues to 14.0%, as costs that are relatively fixed in the short-term were not reduced at the rate of the revenue decline.

         Reflecting the various factors discussed above, operating income (defined as earnings before corporate expenses, interest, and taxes) totaled $58.4 million for the Company, an increase of $21.2 million from the first quarter of 1997. The PPE segment improved from $29.1 million to $53.2 million, while the CPE segment decreased from $8.1 million to $5.2 million.

         Interest expense increased from $7.0 million in the first quarter of 1997 to $7.2 million in the first quarter of 1998 due to an increase in the average debt level related to higher working capital requirements in support of the revenue and backlog growth in the PPE segment. Average interest rates were 6.6% in both the first quarter of 1997 and the first quarter of 1998.

         Income taxes were $14.9 million in the first quarter of 1998, an increase of $6.8 million from the same period in 1997. This increase was primarily the result of the year-to-year improvement in earnings. The effective tax rate increased from 29.5% in the first quarter of 1997 to 31.0% in the first quarter of 1998 due to an estimated change in the mix of domestic and foreign earnings for 1998 versus 1997.

CASH FLOW, LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

         During the first three months of 1998, the Company's operating activities generated $55 million of cash flow which, along with additional borrowings, proceeds from sales of plant and equipment and the exercise of stock options totaling approximately $34 million, was used to fund the purchase of nearly 710,000 shares of treasury stock totaling $36 million, capital expenditures of $27 million and three small product line acquisitions for $6 million. The majority of the operating cash flow was generated in the PPE segment as a result of strong quarterly earnings and positive working capital management. The CPE segment also contributed modestly to operating cash flow for the quarter. From a working capital standpoint, strong collections of receivables more than offset an increase in inventory levels resulting largely from record high levels of orders and backlog. The $52.2 million or 10.5% increase in inventories relates to both segments. The increase in the PPE segment reflects the continued rapid growth in this business, while the CPE increase reflects the timing of major orders for large compression projects as well as multi-unit orders for smaller reciprocating compressors. Over 70% of the Company's capital expenditures were directed toward the PPE segment primarily for projects to increase factory throughput and improve delivery times within the Cameron business. Of the product line acquisitions, two were in the PPE segment totaling approximately $4 million and the other was made by the Cooper Energy Services Division in the CPE segment.

         As indicated in Note 2 of the Notes to Consolidated Financial Statements, the Company completed its acquisition of Orbit Valve International, Inc. effective April 2, 1998 for a total cost of approximately $100 million in cash and debt. The cash portion of the purchase price was funded through additional borrowings under the Company's long-term credit facility. Had the acquisition closed on March 31, 1998, it would have increased the Company's debt to capitalization ratio from 38.4% to approximately 44%, well under the limits provided for under the long-term credit facility.

         On May 4, 1998 the Company filed a registration statement with the U.S. Securities and Exchange Commission in connection with the possible issuance, from time to time, in one or more offerings, of up to $500 million in securities, consisting of either (1) unsecured debt securities, (2) shares of preferred stock, (3) shares of common stock or (4) warrants for the purchase of debt securities, preferred stock or common stock.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27 - Financial Data Schedule.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the three months ended March 31, 1998.



                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Cooper Cameron Corporation
                                          --------------------------
                                                  (Registrant)



Date   May 12, 1998                       /s/ Thomas R. Hix
    ------------------                    ---------------------------------
                                          Thomas R. Hix
                                          Senior Vice President &
                                          Chief Financial Officer
                                             and authorized to sign on
                                             behalf of the Registrant

                               INDEX TO EXHIBITS

EXHIBIT NUMBER                DESCRIPTION
--------------                -----------
      27            Financial Data Schedule