Form 10-Q
period 1998-06-30
COOPER CAMERON CORP
filed 1998-08-14
CIK 941548

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

Number of shares outstanding of issuer's common stock as of July 31, 1998 was 53,068,529.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           COOPER CAMERON CORPORATION
                       CONSOLIDATED RESULTS OF OPERATIONS



                                                              Three Months Ended               Six Months Ended
                                                                    June 30,                       June 30,
                                                            -----------------------          ----------------------
(dollars in millions, except per share data)                  1998            1997             1998           1997
                                                            -------         -------          -------         ------

REVENUES.............................................       $ 502.7          $ 441.3        $  929.6         $  817.4
                                                            -------          -------        --------         --------

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation
   and amortization) ................................         348.9            317.5           647.2            592.7
Depreciation and amortization .......................          18.1             16.3            35.2             32.6
Selling and administrative expenses .................          61.4             51.9           117.5            101.9
Interest expense ....................................           9.0              7.3            16.2             14.3
                                                            -------          -------        --------         --------

                                                              437.4            393.0           816.1            741.5
                                                            -------          -------        --------         --------

      Income before income taxes ....................          65.3             48.3           113.5             75.9

Income tax provision ................................         (20.2)           (14.2)          (35.2)           (22.4)
                                                            -------          -------        --------         --------

Net income ..........................................       $  45.1          $  34.1        $   78.3         $   53.5
                                                            =======          =======        ========         ========


Earnings per share:
   Basic ............................................       $  0.86          $  0.66         $  1.49          $  1.04
                                                            =======          =======        ========         ========
   Diluted ..........................................       $  0.81          $  0.62         $  1.41          $  0.98
                                                            =======          =======        ========         ========







        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                               June 30,        December 31,
(dollars in millions, except shares and per share data)                          1998             1997
                                                                              ---------        -----------

ASSETS
Cash and cash equivalents ............................................        $    15.0         $    11.6
Receivables, net .....................................................            427.3             428.6
Inventories, net .....................................................            574.0             495.6
Other ................................................................             23.9              25.0
                                                                              ---------         ---------
           Total current assets ......................................          1,040.2             960.8
                                                                              ---------         ---------
Plant and equipment, at cost .........................................            877.9             791.3
Less:  accumulated depreciation ......................................           (420.3)           (395.8)
Intangibles ..........................................................            515.7             445.8
Less:  accumulated amortization ......................................           (214.8)           (205.4)
Other assets .........................................................             55.6              46.5
                                                                              ---------         ---------
                TOTAL ASSETS .........................................        $ 1,854.3         $ 1,643.2
                                                                              =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long-term debt .................................        $    49.8         $    48.1
Accounts payable and accrued liabilities .............................            476.1             470.9
Accrued income taxes .................................................              8.7               9.8
                                                                              ---------         ---------
           Total current liabilities .................................            534.6             528.8
                                                                              ---------         ---------
Long-term debt .......................................................            471.2             328.8
Postretirement benefits other than pensions ..........................             79.7              85.5
Deferred income taxes ................................................             38.2              35.0
Other long-term liabilities ..........................................             23.5              23.1
                                                                              ---------         ---------
           Total liabilities .........................................          1,147.2           1,001.2
                                                                              ---------         ---------
Stockholders' Equity:
    Common stock, par value $.01 per share, 150,000,000 shares
        authorized, 53,235,292 shares issued .........................               .5                .5
    Capital in excess of par value ...................................            899.0             923.0
    Retained deficit (including $441.0 charge on June 30, 1995
        related to goodwill impairment) ..............................           (179.2)           (257.5)
    Accumulated other elements of comprehensive income ...............              7.7               7.8
    Less:  Treasury stock, 405,746 shares at June 30, 1998 and
        477,149 shares at December 31, 1997, at cost .................            (20.9)            (31.8)
                                                                              ---------         ---------
           Total stockholders' equity ................................            707.1             642.0
                                                                              ---------         ---------
                TOTAL LIABILITIES AND STOCKHOLDERS'
                     EQUITY ..........................................        $ 1,854.3         $ 1,643.2
                                                                              =========         =========


        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Three Months                  Six Months
                                                                                 Ended                        Ended
                                                                                June 30,                     June 30,
                                                                         ----------------------       -----------------------
(dollars in millions)                                                     1998          1997           1998           1997
                                                                         --------      --------       --------       --------

 Cash flows from operating activities:
     Net income .................................................        $   45.1       $  34.1       $   78.3       $   53.5
     Adjustments to reconcile net income to net cash
         provided by operating activities:
             Depreciation .......................................            13.6          12.4           26.8           24.9
             Amortization .......................................             4.5           3.9            8.4            7.7
             Deferred income taxes ..............................            10.6           2.1           11.8            5.3
     Changes in assets and liabilities, net of translation
         and effects of acquisitions:
             Receivables ........................................           (44.1)         (8.2)          13.0          (17.4)
             Inventories ........................................            (7.8)        (42.6)         (60.0)        (101.3)
             Accounts payable and accrued liabilities ...........           (26.5)         18.7          (31.1)          29.5
             Other assets and liabilities, net ..................             5.9          (2.8)           9.2            5.1
                                                                         --------       -------       --------       --------
                     Net cash provided by operating
                         activities .............................             1.3          17.6           56.4            7.3
                                                                         --------       -------       --------       --------

 Cash flows from investing activities:
     Capital expenditures and proceeds from
         sales of plant and equipment, net ......................           (30.3)        (12.8)         (55.5)         (19.8)
     Acquisitions ...............................................           (83.9)         (5.3)         (90.2)          (6.3)
                                                                         --------       -------       --------       --------
                     Net cash used for investing activities .....          (114.2)        (18.1)        (145.7)         (26.1)
                                                                         --------       -------       --------       --------

 Cash flows from financing activities:
     Loan borrowings (repayments), net ..........................            94.1          (5.2)         121.7           12.8
     Purchase of treasury stock .................................              --            --          (36.1)            --
     Activity under stock option plans and other ................             4.1           7.6            7.1            7.8
                                                                         --------       -------       --------       --------
                     Net cash provided by financing
                         activities .............................            98.2           2.4           92.7           20.6
                                                                         --------       -------       --------       --------

 Effect of translation on cash ..................................             (.1)          (.1)            --           (1.0)
                                                                         --------       -------       --------       --------
 Increase (decrease) in cash and cash equivalents ...............           (14.8)          1.8            3.4             .8
                                                                         --------       -------       --------       --------
 Cash and cash equivalents, beginning of period .................            29.8           8.1           11.6            9.1
                                                                         --------       -------       --------       --------
 Cash and cash equivalents, end of period .......................        $   15.0       $   9.9       $   15.0       $    9.9
                                                                         ========       =======       ========       ========


        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Adjustments

         The financial information presented as of June 30, 1998 and for the three and six-month periods ended June 30, 1998 and 1997 has been prepared from the books and records without audit. Financial information as of December 31, 1997 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1997.

Note 2.  Acquisitions

         Effective April 2, 1998, the Company acquired Orbit Valve International, Inc. for approximately $100 million in cash and debt. Orbit, which has been integrated into the Cooper Cameron Valves organization in the Petroleum Production Equipment (PPE) segment, is based in Little Rock, Arkansas and manufactures and sells high-performance valves for the oil and gas and petrochemical industries. During 1997, Orbit generated revenues of approximately $85 million.

         The acquisition is being accounted for under the purchase method and therefore, the results of the acquired business are included with the Company's results for the three and six-month periods ended June 30, 1998 from the acquisition date forward. The Company is awaiting certain information from various sources to finalize the Orbit purchase price allocation. As a result, the preliminary estimate of goodwill totaling approximately $64 million will likely change as this information is subsequently received.

         Additionally, during July 1998, the Company acquired certain assets and assumed certain liabilities of Brisco Engineering Ltd., a U.K. company, for approximately $12.6 million in cash and debt. The acquired operations, which participate in the repair and aftermarket parts business for control systems, will be accounted for under the purchase method and consolidated into the Cameron organization in the PPE segment.

Note 3.  Inventories

                                                              June 30,      December 31,
(dollars in millions)                                           1998            1997
                                                             ----------     ------------

Raw materials .........................................        $   67.4       $   60.3
Work-in-process .......................................           245.6          203.3
Finished goods, including parts and subassemblies .....           345.0          327.3
Perishable tooling and supplies .......................             3.0            3.1
                                                               --------       --------
                                                                  661.0          594.0
Allowances ............................................           (87.0)         (98.4)
                                                               --------       --------
Net inventories .......................................        $  574.0       $  495.6
                                                               ========       ========

Note 4.  Stockholder Actions

         During the Annual Meeting of Stockholders held on May 14, 1998, an Amended and Restated Certificate of Incorporation was approved resulting in an increase in the amount of Common stock the Company is authorized to issue from 75,000,000 shares to 150,000,000 shares. Additionally, stockholders gave their approval to an amendment to the Amended and Restated Cooper Cameron Long-Term Incentive Plan (the Plan) which had the effect of increasing by 3,000,000 the number of shares of Common stock reserved for issuance under the Plan.

Note 5.  Retained Deficit

         While the Company has a retained deficit, it could declare and pay dividends from its current surplus. Under Delaware Law the amount potentially available for dividends equals the net of capital in excess of par value less the retained deficit, or approximately $719.8 million at June 30, 1998.

Note 6.  New Accounting Pronouncements

         Effective, January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 (Reporting Comprehensive Income). As a result, the Company has modified its Consolidated Balance Sheets to include a caption entitled "Accumulated other elements of comprehensive income". The amount of comprehensive income for each of the three and six-month periods ended June 30, 1998 and 1997 and the components of accumulated other elements of comprehensive income at June 30, 1998 and December 31, 1997 are as follows:

                                                      Three Months                  Six Months
                                                      Ended June 30,              Ended June 30,
                                                    ------------------          ------------------
(dollars in millions)                               1998          1997          1998          1997
                                                    ----          ----          ----          ----

Net income per Consolidated Results of
    Operations ............................        $  45.1       $  34.1       $  78.3       $  53.5

Foreign currency translation loss .........            (.6)         (1.2)          (.1)        (26.6)

Minimum pension liability adjustment ......            --            2.2           --            2.2
                                                   -------       -------       -------       -------

Comprehensive income ......................        $  44.5       $  35.1       $  78.2       $  29.1
                                                   =======       =======       =======       =======

(dollars in millions)                                 June 30, 1998           December 31, 1997
                                                      -------------           -----------------

Amounts comprising accumulated other elements
  of comprehensive income:
     Accumulated foreign currency translation
       adjustments ...............................        $  8.0                   $  8.1
     Accumulated adjustments to record
       minimum pension liabilities ...............           (.3)                     (.3)
                                                          ------                   ------

         Accumulated other elements of
           comprehensive income ..................        $  7.7                   $  7.8
                                                          ======                   ======

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 (Accounting for Derivative Instruments and Hedging Activities). This new standard, which is not required to be adopted by the Company until January 1, 2000, will change current accounting rules relating to derivatives and hedging activities. Because the Company's only derivative and hedging activities currently relate to interest rate swap agreements and certain foreign currency hedges related to specific transactions, the impact of the new standard on the Company is expected to be minimal.

Note 7.  Earnings Per Share

         The weighted average number of common shares (utilized for basic earnings per share presentation) and common stock equivalents outstanding for each period presented was as follows:

                                                                       Three Months               Six Months
                                                                      Ended June 30,            Ended June 30,
                                                                     ----------------          ----------------
(amounts in millions)                                                1998        1997          1998        1997
                                                                     ----        ----          ----        ----

Average shares outstanding ....................................      52.7        51.6          52.6        51.4
Common stock equivalents ......................................       3.0         3.0           3.1         3.0
                                                                     ----        ----          ----        ----

Number of shares utilized in diluted
    earnings per share calculation ............................      55.7        54.6          55.7        54.4
                                                                     ====        ====          ====        ====

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


         In addition to the historical data contained herein, this document includes forward-looking statements regarding the future revenues and profitability of the Company made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those described in forward-looking statements. Such statements are based on current expectations of the Company's performance and are subject to a variety of factors, not under the control of the Company, which can affect the Company's results of operations, liquidity or financial condition. Such factors may include overall demand for the Company's products; changes in the price of (and demand for) oil and gas in both domestic and international markets; political and social issues affecting the countries in which the Company does business; fluctuations in currency markets worldwide; and variations in global economic activity. In particular, current and projected oil and gas prices directly affect customers' spending levels and their related purchases of the Company's products and services; as a result, changes in price expectations may impact the Company's financial results due to changes in cost structure, staffing or spending levels.

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

SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

         Cooper Cameron Corporation had net income of $45.1 million, or $.81 per share, for the second quarter of 1998 compared to $34.1 million, or $.62 per share, for the same period in 1997. (All per share amounts are based on diluted shares.) This improvement was the result of the strong performance of the Petroleum Production Equipment (PPE) segment, where second quarter 1998 earnings increased by 55% from the second quarter 1997 level, partially offset by a 23% decline in the Compression & Power Equipment (CPE) segment.

REVENUES

         Revenues for the second quarter of 1998 totaled $502.7 million, an increase of 14% from the $441.3 million in the second quarter of 1997 due to the strong markets in the PPE segment and the April 2, 1998, acquisition of Orbit Valve International, Inc. The Orbit Valve acquisition is discussed further in
Note 2 of the Notes to Consolidated Financial Statements.

         Natural gas and oil commodity prices and expectations for future price levels heavily influence the energy-related markets served by the Company. While natural gas prices have remained relatively stable during 1998 and at levels that are reasonably high from a historical perspective, oil prices have declined significantly. The economic and financial unrest in Asia and excess production concerns inside and outside of OPEC have fueled these reductions. Thus far however, such lower oil prices have not had a significant effect on the Company's financial performance.

         Confidence that worldwide demand for oil and natural gas will grow over the longer-term has, at least to date, provided impetus for continued spending by national oil companies and major and independent producers. The effect of the favorable market conditions has also benefited the Company's backlog, defined as firm customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. Backlog at the end of the second quarter of 1998 was $982.5 million, an increase of 25% from year-end 1997 and 15% from the second quarter 1997 level. See section entitled "Outlook" for information regarding the Company's current expectations regarding the balance of 1998.

         The PPE segment's revenues of $346.6 million increased by 24% over second quarter 1997 revenues of $279.9 million. The segment's revenue growth was across all geographic areas, with the exception of the Asia-Pacific region, which began to feel the effects of the so- called "Asian crisis", and all product lines. This increase was primarily due to the market conditions discussed above, which resulted in volume growth as well as favorable pricing, and the Orbit Valve acquisition, which contributed revenues of approximately $24 million in the quarter. Of particular note were increased subsea and drilling equipment shipments to the North Sea, and drilling equipment for deep-water projects in the Gulf of Mexico. Also contributing to the revenue growth was improved aftermarket activity, as demand for spare parts and refurbished equipment increased. Order activity for the segment grew by 31% from the second quarter 1997 level. This improvement was across all lines of the business, with the exception of new surface equipment, which declined by 18% and began to show the effects of weaker oil prices. The strength in orders was due to the Orbit Valve acquisition, the continued strong market for drilling and related controls equipment, driven by rig upgrades and new construction, and in the case of subsea equipment due to a large project totaling approximately $50 million. As a result of the increase in the longer cycle time drilling and subsea projects, a significant portion of the higher second quarter 1998 order level is not scheduled for delivery to customers until after year-end 1998 and now includes deliveries extending into the year 2000. Backlog for the segment ended the quarter at a new high of $788.9 million, an increase of 37% from year-end 1997 and 46% from the second quarter 1997 level.

         Revenues for the CPE segment of $156.1 million decreased by 3% from $161.4 million in the second quarter of 1997, with a decline in the sales of natural gas compression equipment partially offset by an increase in sales of centrifugal air compressors. The energy-related markets served by the natural gas compression equipment business continue to be very competitive with the timing of new major projects being pushed further into the future. The most significant revenue decline was in gas turbine and compressor projects, while aftermarket activity was virtually unchanged and reciprocating units improved slightly. The increase in centrifugal air compressor sales was largely the result of timing of large process air machine shipments. Order activity in the CPE segment declined by 19% from the second quarter of 1997, due largely to the effect of gas turbine and compressor projects as well as lower levels of Asian activity for centrifugal air compressors. Due to the size and complex nature of gas turbine and compressor projects, the specific timing of an order is very difficult to predict and can cause significant fluctuations in the year-to-year revenue, order, and backlog comparisons for this segment. Backlog for the segment ended the second quarter of 1998 at $193.6 million, a decrease of 7% from year-end 1997 and 38% from the second quarter 1997 level.

COSTS AND EXPENSES

         Cost of sales (exclusive of depreciation and amortization) of $348.9 million in the second quarter of 1998 increased by $31.4 million, or 10%, compared with $317.5 million in the same period of 1997. This increase was largely the result of the previously discussed 14% revenue growth. The gross margin percentage (defined as revenues less cost of sales as a percentage of revenues) was 33.8% for the PPE segment, compared to 30.1% in the second quarter of 1997. This increase resulted from improved pricing, the leveraging of various manufacturing support costs that are relatively fixed in the short-term, and manufacturing cost reductions, including benefits from capital expenditures. For the CPE segment, the gross margin percentage declined from 24.6% in the second quarter of 1997 to 23.5% in the second quarter of 1998. This decrease was primarily due to factors affecting the energy-related portion of the segment. Pricing pressure in all lines of the business continued during the period and cost reduction efforts were not able to keep pace with the revenue decline.

         Depreciation and amortization increased by $1.8 million, from $16.3 million in the second quarter of 1997 to $18.1 million in the second quarter of 1998, with both segments reflecting increases. This was due primarily to the Orbit Valve acquisition, and increased capital spending in the PPE segment in response to improved market conditions and in the centrifugal air compressor business to increase assembly and test capacity and improve manufacturing throughput on large process air machines.

         Selling and administrative expenses increased by $9.5 million, or 18%, from $51.9 million in the second quarter of 1997 to $61.4 million in the second quarter of 1998, primarily in the PPE segment. This increase was due to the Orbit Valve acquisition, higher revenue levels, and the Company's effort to improve its market presence. As an example, during 1997 Cameron established separate management teams and focused additional marketing resources on the controls and choke businesses, where there is believed to be significant growth potential. The CPE segment increased slightly year-to-year due to new product introduction initiatives. As a percentage of revenues, selling and administrative costs for the Company increased from 11.8% in the second quarter of 1997 to 12.2% in the second quarter of 1998. In the PPE segment, these costs increased from 11.6% to 11.9% of revenues, due primarily to the acquired Orbit Valve operations, which historically had higher levels of such costs. Various initiatives are in process which should bring these costs in line with the rest of Cameron, as well as derive the benefit of planned synergies with existing Cooper Cameron Valve operations. The CPE segment increased from 10.0% of revenues to 10.9%, as costs that are relatively fixed in the short-term were not reduced at the rate of the revenue decline.

         Reflecting the various factors discussed above, operating income (defined as earnings before corporate expenses, interest, and taxes) totaled $77.8 million for the Company, an increase of $18.5 million from the second quarter of 1997. The PPE segment improved from $41.5 million to $64.2 million, while the CPE segment decreased from $17.8 million to $13.6 million.

         Interest expense increased from $7.3 million in the second quarter of 1997 to $9.0 million in the second quarter of 1998. This increase was due to a higher average debt level related to the Orbit Valve acquisition and greater working capital requirements in support of the revenue and backlog growth in the PPE segment.

         Income taxes were $20.2 million in the second quarter of 1998, an increase of $6.0 million from the same period in 1997. This increase was primarily the result of the year-to-year improvement in earnings. The effective tax rate increased from 29.5% in the second quarter of 1997 to 31.0% in the second quarter of 1998 due to an estimated change in the mix of domestic and foreign earnings for 1998 versus 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         The Company had net income of $78.3 million, or $1.41 per share, for the six months ended June 30, 1998, compared to $53.5 million, or $.98 per share, for the same period in 1997. (All per share amounts are based on diluted shares.) This improvement was the result of the strong performance of the Petroleum Production Equipment (PPE) segment, where earnings increased by 66%, partially offset by a 27% decline in the Compression & Power Equipment (CPE) segment.

REVENUES

         Revenues for the six months ended June 30, 1998 totaled $929.6 million, an increase of 14% from the $817.4 million in the first six months of 1997. The Orbit Valve acquisition and market fundamentals discussed in the quarterly comparison were essentially the same for the Company throughout the six-month period.

         The PPE segment's revenues of $652.0 million increased by 26% over the $519.0 million in the first half of 1997. The segment's revenue growth was across all geographic areas and product lines. As discussed in the quarterly comparison, this increase was primarily due to improved market conditions and the Orbit Valve acquisition, for which revenues of $24 million were included beginning in the second quarter of 1998. Order activity for this segment increased by 31% from the first six months of 1997. This improvement was across all geographical areas and product lines, with the exception of surface equipment, which declined slightly due to the effect of lower oil prices. The strength in orders is most apparent in the market for drilling and related controls equipment, driven by rig upgrades and new construction.

         Revenues for the CPE segment were $277.6 million for the first half of 1998, a decrease of 7% from the $298.4 million in the six months ended June 30, 1997, with a decline in sales of both natural gas compression equipment and centrifugal air compressors. As noted in the quarter-to-quarter discussion, the energy-related markets served by the natural gas compression equipment business continued to be very competitive, with industry-wide over capacity. The most significant revenue decline was in gas turbine and compressor projects, while reciprocating units decreased slightly and aftermarket activity was virtually unchanged. The decrease in centrifugal air compressor shipments was the result of weaker demand for industrial air compressors primarily due to the "Asian crisis". Order activity in this segment for the first six months of 1998 totaled $263.3 million, a decrease of 19% from the same period in 1997. This decline was primarily due to the large gas turbine and compressor project business and the centrifugal air compressor business, both of which were affected by the weakness in Asia.

COSTS AND EXPENSES

         Cost of sales (exclusive of depreciation and amortization) of $647.2 million in the first six months of 1998 increased by $54.5 million, or 9%, compared with the same period of 1997. The increase was largely the result of the previously discussed 14% revenue growth. The gross margin percentage (defined as revenues less cost of sales as a percentage of revenues) was 33.3% for the PPE segment, compared to 29.7% in the first six months of 1997. This improvement resulted from the same factors discussed in the quarterly comparison. For the CPE segment, the gross margin percentage remained virtually unchanged in the first six months of 1998 compared to the same period in 1997.

         Depreciation and amortization increased by $2.6 million, from $32.6 million in the first half of 1997 to $35.2 million in the first six months of 1998, with both segments reflecting increases. This increase was due to the same factors discussed in the quarterly comparison.

         Selling and administrative expenses increased by $15.6 million, or 15%, from $101.9 million in the first half of 1997 to $117.5 million in the first half of 1998, primarily in the PPE segment. This increase was due to the same factors discussed in the quarterly comparison. As a percentage of revenues, selling and administrative costs for the Company remained virtually unchanged from the first six months of 1997 to the first six months of 1998. The PPE segment reflected a slight improvement in this relationship due to the leveraging effect of the increased volume, while the CPE segment increased, as costs that are relatively fixed in the short-term were not reduced at the rate of the revenue decline.

         Reflecting the various factors discussed above, operating income (defined as earnings before corporate expenses, interest, and taxes) totaled $136.2 million for the Company, an increase of $39.8 million from the first half of 1997. The PPE segment improved from $70.6 million to $117.3 million, while the CPE segment decreased from $25.8 million to $18.9 million.

         Interest expense increased from $14.3 million in the first six months of 1997 to $16.2 million for the same period in 1998 due to the factors discussed in the quarterly comparison.

         Income taxes were $35.2 million in the six months ended June 30, 1998, an increase of $12.8 million from the same period in 1997 due to the year-to-year improvement in earnings. The effective tax rate increased from 29.5% in the first half of 1997 to 31.0% in the first six month of 1998 due to an estimated change in the mix of domestic and foreign earnings for 1998 versus 1997.

OUTLOOK

         Given the current level of uncertainty in the Company's markets and the continued softness in the gas compression equipment business, the results for the second half of 1998 are not expected to reach the level anticipated three months ago. The very weak gas turbine and compressor project business and lower than planned growth in the Company's share of aftermarket activity will likely prevent Cooper Energy Services (CES) from achieving the previously expected level of performance. The Company currently anticipates that increased revenue in the PPE segment and relatively flat results in the centrifugal air compressor business should allow full year 1998 earnings per share to increase by 25 to 30 percent from the $2.53 per diluted share achieved in 1997. Cost reduction efforts are ongoing at CES and benefits should begin to be realized during the second half of the year. Current expectations for 1998 and beyond are based on current market fundamentals; further declines or even a longer term expectation for no improvement in oil prices or reductions in natural gas prices could cause the Company's customers to reduce their spending plans and further adversely affect the Company's performance.

CASH FLOW, LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

         During the first six months of 1998, after considering the $69 million of cash utilized for increased working capital requirements, the Company's operating activities generated a net of $56 million of cash. The increased working capital requirements occurred primarily in the Petroleum Production Equipment (PPE) segment as a result of record levels of backlog. Working capital levels in the Compression and Power Equipment (CPE) segment declined modestly from year-end 1997. The $56 million of cash generated by operations, along with $122 million of additional borrowings under the Company's credit facilities and $7 million from stock option exercises and other sources, was utilized to fund the $84 million cash cost of Orbit Valve International Inc. (see Note 2 of the Notes to Consolidated Financial Statements), $56 million of net capital additions, $36 million (710,000 shares) of treasury stock repurchases and three small product line acquisitions totaling $6 million. Over 75% of the Company's capital expenditures were directed toward the PPE segment, primarily for projects to increase factory throughput and improve delivery times within the Cameron business. Of the product line acquisitions, two were in the PPE segment totaling approximately $4 million and the other was made by the Cooper Energy Services Division in the CPE segment.

         At June 30, 1998, the Company had nearly $130 million available for borrowing under its long-term credit facility. Subsequent to June 30, the Company has entered into other short-term loan commitments with various banks providing for an additional $75 million in committed short-term borrowing capacity.

         On May 4, 1998 the Company filed a traditional "shelf" registration statement with the U.S. Securities and Exchange Commission in connection with the possible issuance, from time to time, in one or more offerings, of up to $500 million in securities, consisting of either (1) unsecured debt securities,
(2) shares of preferred stock, (3) shares of common stock or (4) warrants for the purchase of debt securities, preferred stock or common stock.

         Effective January 1, 1999, eleven participating European Union member countries plan to introduce a new common currency (the euro) and will, at that time, establish a fixed conversion rate between their legacy currencies and the euro. The legal currency of each country will continue to be used as legal tender along with the euro through January 1, 2002. Thereafter, the legacy currencies will be cancelled and the euro will be used for all financial transactions in the participating countries. During this three-year dual-currency environment, special rules apply for converting among legacy currencies. Based on information currently available, the Company does not anticipate any material adverse consequences to its operations or its financial results from participating in euro currency-denominated transactions.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the Company was held in Houston, Texas on May 14, 1998 for the purpose of (i) electing two members of the Board of Directors, (ii) approving an amendment to the Company's Amended and Restated Certificate of Incorporation, (iii) approving an amendment to the Company's 1995 Amended and Restated Stock Option Plan for Non-Employee Directors and (iv) approving an amendment to the Amended and Restated Cooper Cameron Corporation Long-Term Incentive Plan. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. Stockholders approved both of management's nominees to the Board and approved each of the amendments by the following votes:

                                                                                    Amendment
                                                                                     to 1995
                                                                                     Amended           Amendment
                                                                Amendment         and Restated        to Amended
                                   Board Nominees              to Amended         Stock Option       and Restated
                             --------------------------       and Restated        Plan for Non-        Long-Term
                             Michael E.      Michael J.      Certificate of         Employee           Incentive
                              Patrick        Sebastian        Incorporation         Directors             Plan
                             ----------      ----------      --------------      -------------       ------------

Shares "For"                 49,700,122      49,556,092         48,607,264          46,547,080         31,726,899
Shares "Against"                     --              --          1,707,202           3,675,307         12,871,268
Shares "Abstaining"                  --              --            204,171             296,250            452,456
Shares "Withheld"               818,515         962,545                 --                  --                 --
Broker Non-Votes                     --              --                 --                  --          5,468,014


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27 - Financial Data Schedule.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the three months ended June 30, 1998.

                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Cooper Cameron Corporation
                                             --------------------------
                                                     (Registrant)



Date    August 13, 1998                   /s/ Thomas R. Hix
     --------------------------           -------------------------------------
                                          Thomas R. Hix
                                          Senior Vice President &
                                          Chief Financial Officer
                                              and authorized to sign on
                                              behalf of the Registrant

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  27                         Financial Data Schedule