Form 10-Q
period 1998-09-30
COOPER CAMERON CORP
filed 1998-11-16
CIK 941548

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number         1-13884
                      ---------------------------------------------------------

                          Cooper Cameron Corporation
   ----------------------------------------------------------------------------
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

Number of shares outstanding of issuer's common stock as of October 30, 1998 was 53,230,662.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           COOPER CAMERON CORPORATION
                       CONSOLIDATED RESULTS OF OPERATIONS



                                                           Three Months Ended             Nine Months Ended
                                                              September 30,                 September 30,
                                                      --------------------------    --------------------------
(dollars in millions, except per share data)             1998             1997           1998           1997
                                                      -----------    -----------    -----------    -----------
REVENUES ...............................              $     477.2    $     474.5    $   1,406.8    $   1,291.8
                                                      -----------    -----------    -----------    -----------

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation
   and amortization) ...................                    336.6          340.4          983.8          933.1
Depreciation and amortization ..........                     18.0           16.3           53.3           48.9
Selling and administrative expenses ....                     59.4           54.1          176.9          156.0
Interest expense .......................                      8.6            7.2           24.8           21.5
Nonrecurring/unusual charges ...........                      9.4             --            9.4             --
                                                      -----------    -----------    -----------    -----------

                                                            432.0          418.0        1,248.2        1,159.5
                                                      -----------    -----------    -----------    -----------

      Income before income taxes .......                     45.2           56.5          158.6          132.3

Income tax provision ...................                    (14.0)         (16.7)         (49.2)         (39.0)
                                                      -----------    -----------    -----------    -----------

Net income .............................              $      31.2    $      39.8    $     109.4    $      93.3
                                                      ===========    ===========    ===========    ===========

Earnings per share:
   Basic ...............................              $      0.59    $      0.76    $      2.08    $      1.80
                                                      ===========    ===========    ===========    ===========
   Diluted .............................              $      0.58    $      0.70    $      1.98    $      1.69
                                                      ===========    ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                   September 30,   December 31,
(dollars in millions, except shares and per share data)                 1998           1997
                                                                     ----------     ----------
ASSETS
Cash and cash equivalents ....................................       $     21.7     $     11.6
Receivables, net .............................................            410.3          428.6
Inventories, net .............................................            593.8          495.6
Other ........................................................             25.3           25.0
                                                                     ----------     ----------
           Total current assets ..............................          1,051.1          960.8
                                                                     ----------     ----------
Plant and equipment, at cost .................................            918.9          791.3
Less:  accumulated depreciation ..............................           (436.6)        (395.8)
Intangibles ..................................................            514.4          445.8
Less:  accumulated amortization ..............................           (221.3)        (205.4)
Other assets .................................................             64.7           46.5
                                                                     ----------     ----------
                TOTAL ASSETS .................................       $  1,891.2     $  1,643.2
                                                                     ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long-term debt .........................       $     52.6     $     48.1
Accounts payable and accrued liabilities .....................            488.4          470.9
Accrued income taxes .........................................             12.6            9.8
                                                                     ----------     ----------
           Total current liabilities .........................            553.6          528.8
                                                                     ----------     ----------
Long-term debt ...............................................            437.5          328.8
Postretirement benefits other than pensions ..................             76.9           85.5
Deferred income taxes ........................................             39.0           35.0
Other long-term liabilities ..................................             24.0           23.1
                                                                     ----------     ----------
           Total liabilities .................................          1,131.0        1,001.2
                                                                     ----------     ----------
Stockholders' Equity:
    Common stock, par value $.01 per share, 150,000,000 shares
        authorized, 53,235,292 shares issued .................               .5             .5
    Capital in excess of par value ...........................            884.8          923.0
    Retained deficit (including $441.0 charge on June 30, 1995
        related to goodwill impairment) ......................           (148.1)        (257.5)
    Accumulated other elements of comprehensive income .......             23.8            7.8
    Less:  Treasury stock, 16,636 shares at September 30, 1998
        and 477,149 shares at December 31, 1997, at cost .....              (.8)         (31.8)
                                                                     ----------     ----------
           Total stockholders' equity ........................            760.2          642.0
                                                                     ----------     ----------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....       $  1,891.2     $  1,643.2
                                                                     ==========     ==========


        The accompanying notes are an integral part of these statements.

                                  COOPER CAMERON CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Three Months Ended   Nine Months Ended
                                                                                 September 30,        September 30,
                                                                               ------------------   -----------------
(dollars in millions)                                                            1998      1997      1998      1997
                                                                               --------  --------  --------  --------
Cash flows from operating activities:
    Net income .........................................................       $   31.2  $   39.8  $  109.4  $   93.3
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation ...............................................           13.6      12.4      40.4      37.3
            Amortization ...............................................            4.4       3.9      12.9      11.6
            Nonrecurring/unusual charges ...............................            7.1        --       7.1        --
            Deferred income taxes ......................................            3.8      (1.5)     15.6       3.8
    Changes in assets and liabilities, net of translation and effects of acquisitions:
            Receivables ................................................           22.2     (22.1)     35.2     (39.5)
            Inventories ................................................           (6.1)     (3.6)    (66.1)   (104.9)
            Accounts payable and accrued liabilities ...................           (3.0)    (14.2)    (34.1)     15.3
            Other assets and liabilities, net ..........................           (2.7)     (3.7)      6.5       1.4
                                                                               --------  --------  --------  --------
                    Net cash provided by operating activities ..........           70.5      11.0     126.9      18.3
                                                                               --------  --------  --------  --------

Cash flows from investing activities:
    Capital expenditures and proceeds from sales of plant and
        equipment, net .................................................          (23.1)    (17.2)    (78.7)    (37.0)
    Acquisitions .......................................................           (9.2)       --     (99.4)     (6.3)
                                                                               --------  --------  --------  --------
                    Net cash used for investing activities .............          (32.3)    (17.2)   (178.1)    (43.3)
                                                                               --------  --------  --------  --------

Cash flows from financing activities:
    Loan borrowings (repayments), net ..................................          (29.8)    (10.1)     91.9       2.7
    Purchase of treasury stock .........................................             --        --     (36.1)       --
    Activity under stock option plans and other ........................           (1.8)     13.3       5.3      21.1
                                                                               --------  --------  --------  --------
                    Net cash provided by (used for)
                        financing activities ...........................          (31.6)      3.2      61.1      23.8
                                                                               --------  --------  --------  --------

Effect of translation on cash ..........................................             .1        .5        .2       (.5)
                                                                               --------  --------  --------  --------
Increase (decrease) in cash and cash equivalents .......................            6.7      (2.5)     10.1      (1.7)
                                                                               --------  --------  --------  --------
Cash and cash equivalents, beginning of period .........................           15.0       9.9      11.6       9.1
                                                                               --------  --------  --------  --------
Cash and cash equivalents, end of period ...............................       $   21.7  $    7.4  $   21.7  $    7.4
                                                                               ========  ========  ========  ========

        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Adjustments

         The financial information presented as of September 30, 1998 and for the three- and nine-month periods ended September 30, 1998 and 1997 has been prepared from the books and records without audit. Financial information as of December 31, 1997 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as discussed below, necessary for a fair presentation of the financial information for the periods indicated have been included. For information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1997.

Note 2.  Nonrecurring/Unusual Charges

         During the third quarter of 1998, the Company recorded $9.4 million of nonrecurring/ unusual charges covering severance, relocation, idle facility and other costs mainly associated with the first phase of various cost reduction initiatives in both segments. The cash flow effect of these charges during the quarter was approximately $2.3 million, primarily for employee severance and acquisition-related costs. In the case of the Petroleum Production Equipment segment the unusual charges, which totaled $5.8 million, related primarily to the previously announced shutdown of Cooper Cameron Valves' manufacturing facility in Missouri City, Texas. Production from this facility, which had declined over the last several years, is in the process of being transferred to a facility in Oklahoma City, Oklahoma. In addition, certain one-time costs relating to the acquisition of Orbit Valve International, Inc. (see Note 3) were recorded. In the case of the Compression and Power Equipment segment, where the charges totaled $3.6 million, the costs related primarily to severance and relocation costs for salaried personnel in Cooper Energy Service's Mount Vernon, Ohio and Grove City, Pennsylvania facilities.

         In the fourth quarter of 1998 and continuing throughout the first half of 1999, the Company expects to recognize additional amounts associated both with the actions noted above as well as with further personnel reductions and facility realignments currently under review. When completed, the Company expects to have reduced total employment by approximately 10% from the mid-year 1998 level of 10,600. Although the various actions and related amounts are still in the process of being analyzed and communicated to affected employees, the Company currently anticipates that the future charges could total $20-30 million. Should the Company begin to experience a prolonged decline in order levels and resulting backlog within the Petroleum Production Equipment segment, then additional actions could be required in this segment which could result in a further increase in the current estimate of these one-time costs.

Note 3.  Acquisitions

         Effective April 2, 1998, the Company acquired Orbit Valve International, Inc. for approximately $100 million in cash and debt. Orbit, which has been integrated into the Cooper Cameron Valves organization in the PPE segment, is based in Little Rock, Arkansas and manufactures and sells high-performance valves for the oil and gas and petrochemical industries. During 1997, Orbit generated revenues of approximately $85 million. The acquisition has been accounted for under the purchase method resulting in additional goodwill of approximately $55 million at September 30, 1998.

         Additionally, during July 1998, the Company acquired certain assets and assumed certain liabilities of Brisco Engineering Ltd., a U.K. company, for approximately $12 million in cash and debt. The acquired operations, which participate in the repair and aftermarket parts business for control systems, have been consolidated into the Cameron organization in the PPE segment. Additional goodwill arising from accounting for this acquisition under the purchase method was approximately $2 million.

         The results of operations from both acquisitions have been included with the Company's results for the three- and nine-month periods ended September 30, 1998 from the respective acquisition dates forward.

Note 4.  Inventories

                                                    September 30,   December 31,
(dollars in millions)                                    1998           1997
                                                      ----------     ----------

Raw materials ...................................     $     64.9     $     60.3
Work-in-process .................................          234.4          203.3
Finished goods, including parts and
     subassemblies ..............................          377.2          327.3
Perishable tooling and supplies .................            3.5            3.1
                                                      ----------     ----------
                                                           680.0          594.0
Allowances ......................................          (86.2)         (98.4)
                                                      ----------     ----------
Net inventories .................................     $    593.8     $    495.6
                                                      ==========     ==========

Note 5.  Debt

         During the third quarter of 1998, the Company entered into agreements with five banks providing for additional committed credit facilities totaling $155 million. The agreements allow the Company to borrow funds on an unsecured basis at floating or negotiated fixed rates of interest. The agreements expire at various dates during the third quarter of 1999 and provide for the payment of facility fees at varying rates based on the amount of each credit facility. As of September 30, 1998, the entire $155 million was available for borrowing as well as $154 million under the Company's existing long-term credit facility. The new agreements did not provide for any additional material debt covenants apart from those contained in the long-term credit facility.

Note 6.  Forward Purchase Agreement

         On August 5, 1998 the Company entered into a forward purchase agreement pursuant to which a third party may, from time to time, acquire Cooper Cameron stock in open market transactions. At the end of the agreement, or such earlier termination date as the Company may elect, the Company has the option to pay the third party the total cost of the acquired shares and record the shares as treasury stock or to receive or pay net cash or net Cooper Cameron stock equal to the market gain or loss following an orderly disposition of such shares. Under existing accounting rules, this agreement will be accounted for as an equity transaction with no effect on the balance sheet except, as and when funds are paid or shares are actually issued, and will not result in any income or expense in the Company's consolidated results of operations. As of October 12, 1998, a total of 2,500,000 shares of Company stock had been acquired by the third party at a total cost of approximately $67 million.

Note 7.  Stockholder Actions

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

Note 8.  Retained Deficit

         While the Company has a retained deficit, it could declare and pay dividends from its current surplus. Under Delaware Law the amount potentially available for dividends equals the net of capital in excess of par value less the retained deficit, or approximately $736.7 million at September 30, 1998.

Note 9.  New Accounting Pronouncements

         Effective, January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 (Reporting Comprehensive Income). As a result, the Company has modified its Consolidated Balance Sheets to include a caption entitled "Accumulated other elements of comprehensive income". The amount of comprehensive income for each of the three and nine-month periods ended September 30, 1998 and 1997 and the components of accumulated other elements of comprehensive income at September 30, 1998 and December 31, 1997 are as follows:

                                                    Three Months               Nine Months
                                                        Ended                     Ended
                                                    September 30,             September 30,
                                                 ----------------------    ----------------------
(dollars in millions)                              1998          1997        1998          1997
                                                 ---------    ---------    ---------    ---------
Net income per Consolidated Results of
    Operations .........................         $    31.2    $    39.8    $   109.4    $    93.3

Foreign currency translation gain
  (loss)................................              16.1         (9.4)        16.0        (36.0)

Minimum pension liability adjustment ...                --           --           --          2.2
                                                 ---------    ---------    ---------    ---------

Comprehensive income ...................         $    47.3    $    30.4    $   125.4    $    59.5
                                                 =========    =========    =========    =========



(dollars in millions)                                                 September 30,   December 31,
                                                                           1998          1997
                                                                         --------      --------
Amounts comprising accumulated other elements of comprehensive income:
        Accumulated foreign currency translation adjustments..........   $   24.1      $    8.1
        Accumulated adjustments to record minimum pension
          liabilities ................................................        (.3)          (.3)
                                                                         --------      --------

                Accumulated other elements of comprehensive income ...   $   23.8      $    7.8
                                                                         ========      ========

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 (Accounting for Derivative Instruments and Hedging Activities). This new standard, which is not required to be adopted by the Company until January 1, 2000, will change current accounting rules relating to derivatives and hedging activities. Because the Company's only derivative and hedging activities currently relate to interest rate swap agreements, including treasury locks, a forward purchase agreement (see Note 6) and certain foreign currency hedges related to specific transactions, the impact of the new standard on the Company is not expected to be material.

Note 10. Earnings Per Share

         The weighted average number of common shares (utilized for basic earnings per share presentation) and common stock equivalents outstanding for each period presented was as follows:

                                        Three Months       Nine Months
                                           Ended             Ended
                                        September 30,     September 30,
                                       ---------------   ---------------
(amounts in millions)                  1998      1997     1998    1997
                                       ------   ------   ------   ------
Average shares outstanding .........     53.1     52.7     52.7     51.8
Common stock equivalents ...........      1.0      4.0      2.5      3.3
                                       ------   ------   ------   ------

Number of shares utilized in diluted
    earnings per share calculation..     54.1     56.7     55.2     55.1
                                       ======   ======   ======   ======

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

THIRD QUARTER 1998 COMPARED TO THIRD QUARTER 1997

         Cooper Cameron Corporation had net income of $31.2 million, or $.58 per share, for the third quarter of 1998, including an after-tax charge of $6.5 million, or $.12 per share for cost rationalization efforts, including a plant closing and staff reductions. This compares to $39.8 million, or $.70 per share, for the same period in 1997. (All per share amounts are based on diluted shares.) The third quarter 1998 charge totaled $9.4 million pre-tax and is discussed further in Note 2 of the Notes to Consolidated Financial Statements. Excluding the effect of this charge, the Company's results were flat with the third quarter of 1997, with a 23% improvement in the Petroleum Production Equipment (PPE) segment offset by a 69% decline in the Compression & Power Equipment (CPE) segment.

REVENUES

         Revenues for the third quarter of 1998 totaled $477.2 million and were essentially flat with the $474.5 million in the third quarter of 1997. The acquisition of Orbit Valve International, Inc. on April 2, 1998 and increased major project shipments in the PPE segment were offset by continued weakness in the CPE segment. The Orbit Valve acquisition is discussed further in Note 3 of the Notes to Consolidated Financial Statements. The Brisco Engineering Ltd. acquisition in July 1998, also discussed in Note 3, did not have a material effect on the quarter.

         Natural gas and oil commodity prices and the expectations for future price levels heavily influence the energy-related markets served by the Company. While natural gas prices have remained relatively stable during 1998 at levels that are reasonably high from a historical perspective, oil prices have declined significantly. Weaker demand, largely from the economic and financial unrest in Asia, and excess production concerns fueled this price decline. Thus far however, the lower oil prices have not had a significant effect on the Company's financial performance.

         Through the second quarter of 1998, confidence that worldwide demand for oil and natural gas will grow over the longer-term provided impetus for continued spending by national oil companies and major and independent producers. During the third quarter however, customers began to delay spending. These market conditions were reflected in the Company's backlog, defined as firm customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled. Backlog declined 6% during the third quarter of 1998 to $922.9 million, but remained 17% higher than year-end 1997 and 10% greater than the third quarter 1997 level. See section entitled "Outlook" for information regarding the Company's current expectations regarding the fourth quarter of 1998.

         The PPE segment's revenues of $338.8 million increased by 13% over third quarter 1997 revenues of $300.2 million. The segment's revenue growth was across all product lines with the exception of surface equipment, which has a shorter delivery cycle and responds more quickly to changes in order activity. The increase in the other product lines was primarily due to the strong market conditions in prior quarters, which resulted in volume growth as well as favorable pricing, and the Orbit Valve acquisition, which contributed revenues of approximately $29 million in the quarter. Of particular note in the quarter were increased drilling and subsea equipment shipments for deep-water projects in the Gulf of Mexico. Also contributing to the revenue growth was improved aftermarket activity, as demand for spare parts and refurbished equipment increased. Order activity for the segment decreased by 16% from the third quarter 1997 level due to the effect of continued weak oil prices. This decline was across all business lines, except the valve business, which benefited from the Orbit Valve acquisition. Backlog for the segment declined 4% during the quarter to $755.7 million, but remained 31% higher than year-end 1997 and 30% greater than the third quarter 1997 level. As a result of the increase in the longer cycle time drilling and subsea project orders in prior quarters, approximately 10% of this backlog is not scheduled for delivery until the year 2000.

         Revenues for the CPE segment of $138.4 million decreased by 21% from $174.3 million in the third quarter of 1997, with similar percentage declines in both natural gas compression equipment and centrifugal air compressors. The energy-related markets served by the natural gas compression equipment business continued to be very competitive with the timing of new major projects being pushed further into the future. The most significant revenue decline was in gas turbine and compressor projects, while aftermarket activity was virtually unchanged and reciprocating units improved slightly. The decline in centrifugal air compressor sales was largely due to the continuing effect of the "Asian crisis". Order activity in the CPE segment declined by 8% from the third quarter of 1997, due largely to lower levels of Asian activity for centrifugal air compressors. Backlog for the segment declined 14% during the quarter and ended the third quarter of 1998 at $167.2 million, a decrease of 20% from year-end 1997 and 36% from the third quarter 1997 level.

COSTS AND EXPENSES

         Cost of sales (exclusive of depreciation and amortization) of $336.6 million in the third quarter of 1998 decreased by $3.8 million, or 1%, compared with $340.4 million in the same period of 1997. The gross margin percentage (defined as revenues less cost of sales as a percentage of revenues) was 33.0% for the PPE segment, compared to 31.0% in the third quarter of 1997. This increase resulted from improved pricing, the leveraging of various manufacturing support costs that are relatively fixed in the short-term, and manufacturing cost reductions, including benefits from capital expenditures. For the CPE segment, the gross margin percentage declined from 23.6% in the third quarter of 1997 to 20.9% in the third quarter of 1998. Pricing pressure continued during the period and cost reduction efforts were not able to keep pace with the revenue decline.

         Depreciation and amortization increased by $1.7 million, from $16.3 million in the third quarter of 1997 to $18.0 million in the third quarter of 1998, mainly in the PPE segment. This was due primarily to the Orbit Valve acquisition and increased capital spending in response to improved market conditions.

         Selling and administrative expenses increased by $5.3 million, or 10%, from $54.1 million in the third quarter of 1997 to $59.4 million in the third quarter of 1998, primarily in the PPE segment. This increase was due to the Orbit Valve acquisition, higher revenue levels, and the Company's effort to improve its market presence. As an example, during 1997 Cameron established separate management teams and focused additional marketing resources on the controls and choke businesses, where there is believed to be significant growth potential. As a percentage of revenues, selling and administrative costs for the Company increased from 11.4% in the third quarter of 1997 to 12.5% in the third quarter of 1998. In the PPE segment, these costs increased from 11.2% to 11.7% of revenues due primarily to the acquired Orbit Valve operations, which historically had higher levels of such costs. The CPE segment increased from 9.6% of revenues to 12.4%, as costs that are relatively fixed in the short-term were not reduced at the rate of the revenue decline.

         Reflecting the various factors discussed above, operating income (defined as earnings before nonrecurring/unusual charges, corporate expenses, interest, and taxes) totaled $66.0 million for the Company, a decrease of $1.5 million from the third quarter of 1997. The PPE segment improved from $49.2 million to $60.3 million, while the CPE segment decreased from $18.3 million to $5.7 million.

         Interest expense increased from $7.2 million in the third quarter of 1997 to $8.6 million in the third quarter of 1998. This increase was due to a higher average debt level related to acquisitions and greater working capital requirements in support of the revenue and backlog growth in the PPE segment.

         Income taxes were $14.0 million in the third quarter of 1998, a decrease of $2.7 million from the same period in 1997. This decrease was the result of the tax effect of the third quarter 1998 pre-tax charge of $9.4 million. The effective tax rate increased from 29.5% in the third quarter of 1997 to 31.0% in the third quarter of 1998 due to an estimated change in the mix of domestic and foreign earnings for 1998 versus 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         The Company had net income of $109.4 million, or $1.98 per share, for the nine months ended September 30, 1998, compared to $93.3 million, or $1.69 per share, for the same period in 1997. (All per share amounts are based on diluted shares.) Included in the 1998 results was a $6.5 million, or $.12 per share, after-tax charge ($9.4 million pre-tax) discussed in Note 2 of the Notes to Consolidated Financial Statements. Excluding this charge, the Company's earnings per share improved by 24% due to the strong performance of the Petroleum Production Equipment (PPE) segment, where earnings increased by 48%, partially offset by a 44% decline in the Compression & Power Equipment (CPE) segment.

REVENUES

         Revenues for the nine months ended September 30, 1998 totaled $1,406.8 million, an increase of 9% from the $1,291.8 million in the first nine months of 1997. The major factors discussed in the quarterly comparison were essentially the same for the Company throughout the nine-month period.

         The PPE segment's revenues of $990.8 million increased by 21% over the $819.1 million in the first nine months of 1997. The segment's revenue growth was across all product lines. As discussed in the quarterly comparison, this increase was primarily due to improved market conditions through the second quarter of 1998 and the Orbit Valve acquisition, for which revenues totaled $53 million since its acquisition on April 2, 1998. Order activity for this segment increased by 15% from the first nine months of 1997. This improvement was across all product lines with the exception of surface equipment, which declined by 11% due to the effect of lower oil prices. The strength in orders is most apparent in the market for drilling and related controls equipment, driven by rig upgrades and new construction.

         Revenues for the CPE segment were $416.0 million for the first nine months of 1998, a decrease of 12% from the $472.7 million for the same period in 1997, with similar percentage declines in both natural gas compression equipment and centrifugal air compressors. As noted in the quarter-to-quarter discussion, the energy-related markets served by the natural gas compression equipment business continued to be very competitive, with industry-wide over capacity. The most significant revenue decline was in gas turbine and compressor projects, while reciprocating units and aftermarket activity were virtually unchanged. The decrease in centrifugal air compressor shipments was primarily due to the "Asian crisis". Order activity in this segment for the first nine months of 1998 totaled $377.8 million, a decrease of 16% from the same period in 1997. This decline was primarily due to the large gas turbine and compressor project business and the centrifugal air compressor business, both affected by the weakness in Asia.

COSTS AND EXPENSES

         Cost of sales (exclusive of depreciation and amortization) of $983.8 million in the first nine months of 1998 increased by $50.7 million, or 5%, compared with the same period of 1997. The increase was largely the result of the previously discussed 9% revenue growth. The gross margin percentage (defined as revenues less cost of sales as a percentage of revenues) was 33.2% for the PPE segment, compared to 30.1% in the first nine months of 1997. This improvement resulted from the same factors discussed in the quarterly comparison. For the CPE segment, the gross margin percentage decreased from 23.7% in the nine months ended September 30, 1997 to 22.7% in the first nine months of 1998, due largely to the same factors discussed in the quarterly comparison.

         Depreciation and amortization increased by $4.4 million, from $48.9 million in the first nine months of 1997 to $53.3 million in the nine months ended September 30, 1998, with both segments reflecting increases. This increase in the PPE segment was due to the same factors discussed in the quarterly comparison, while the CPE segment increase was in the centrifugal air compressor business for additional assembly and test capacity to improve manufacturing throughput on large process air machines.

         Selling and administrative expenses increased by $20.9 million, or 13%, from $156.0 million in the nine months ended September 30, 1997 to $176.9 million in the first nine months of 1998, primarily in the PPE segment. This increase was due to the same factors discussed in the quarterly comparison. As a percentage of revenues, selling and administrative costs for the Company increased from 12.1% in the nine months ended September 30, 1997 to 12.6% in the first nine months of 1998. This relationship was unchanged in the PPE segment, while the CPE segment increased, as costs that are relatively fixed in the short-term were not reduced at the rate of the revenue decline.

         Reflecting the various factors discussed above, operating income (defined as earnings before nonrecurring/unusual charges, corporate expenses, interest, and taxes) totaled $202.2 million for the Company, an increase of $38.3 million from the first nine months of 1997. The PPE segment improved from $119.8 million to $177.7 million, while the CPE segment decreased from $44.1 million to $24.5 million.

         Interest expense increased from $21.5 million in the first nine months of 1997 to $24.8 million for the same period in 1998 due to the factors discussed in the quarterly comparison.

         Income taxes were $49.2 million in the nine months ended September 30, 1998, an increase of $10.2 million from the same period in 1997 due to the year-to-year improvement in earnings. The effective tax rate increased from 29.5% in the nine months ended September 30, 1997 to 31.0% in the first nine months of 1998 due to an estimated change in the mix of domestic and foreign earnings for 1998 versus 1997.

OUTLOOK

         As discussed earlier in this report, oil prices have declined significantly over the last 12 months and most major oil companies have now announced major reductions in their capital spending plans for 1999. Additionally, the Company continues to experience a very weak and extremely price competitive environment in gas turbine and compressor project markets and has not achieved planned growth in the Company's share of aftermarket activity. As a consequence, the results for Cooper Energy Services (CES) will be substantially below the performance achieved by this business in the fourth quarter of 1997, while the industrial air compressor business will be reduced by the continuing effects of the "Asian crisis." The PPE segment, despite its significant levels of backlog, has also softened, particularly in the shorter cycle surface equipment business. Cost reduction efforts are ongoing and additional nonrecurring/unusual charges related to these efforts are expected during the fourth quarter of 1998 and continuing throughout the first half of 1999. A further discussion of these nonrecurring/unusual charges is included in
Note 2 of the Notes to Consolidated Financial Statements. No substantial benefits from these charges are expected until 1999. Given all of the above, the Company's fully diluted earnings per share for the fourth quarter of 1998 are expected to be substantially below the $.83 reported in the fourth quarter of 1997. The expectations discussed above are based on current market fundamentals. Additional declines or even a longer-term expectation for no improvement in oil prices, or reductions in natural gas prices, could cause the Company's customers to further reduce their spending and further adversely affect the Company's performance. Although order cancellations have to date been minimal, and while the Company's normal purchase order provisions attempt to provide a degree of protection against such cancellations, the risk of cancellations exists, which could further deteriorate the Company's anticipated performance. The foregoing information should be read in the context of the italicized comments set forth at the beginning of this management discussion.

CASH FLOW, LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

         During the first nine months of 1998, the Company generated nearly $127 million of cash from operating activities as income from operations exceeded increased working capital requirements in both segments. The cash generated from operating activities, along with $92 million of additional borrowings under the Company's credit facilities and $5 million from stock option exercises and other sources, was utilized to fund the $84 million cash cost of Orbit Valve International Inc. (see Note 3 of the Notes to Consolidated Financial Statements) as well as a total of $15 million for the third quarter 1998 purchase of Brisco Engineering Ltd. and the acquisition of three small product lines earlier in the year. In addition, capital expenditures, net of proceeds from sales of plant and equipment, amounted to $79 million for the nine months ended September 30, 1998. Over 75% of the capital spending was in the Petroleum Production Equipment segment, primarily for projects to increase factory throughput and improve delivery times within the Cameron business. Based on current market conditions and recent order levels, the Company anticipates significantly reducing 1999 capital spending compared to 1998 levels. Finally, excess cash flow was utilized to acquire $36 million (710,000 shares) of treasury stock during the first quarter of 1998.

         On May 4, 1998 the Company filed a traditional "shelf" registration statement with the U.S. Securities and Exchange Commission in connection with the possible issuance, from time to time, in one or more offerings, of up to $500 million in securities, consisting of either (1) unsecured debt securities,
(2) shares of preferred stock, (3) shares of common stock or (4) warrants for the purchase of debt securities, preferred stock or common stock. In connection with this registration statement, the Company has entered into treasury locks, or forward rate agreements, which lock in a weighted average interest rate of 5.73% on a notional amount of debt totaling $175 million at September 30, 1998. The Company anticipates renewing these agreements, which currently are set to expire in December 1998, through at least the middle of 1999.

         As described in Note 5, the Company expanded its committed credit facilities by $155 million during the third quarter of 1998. The new facilities, involving five banks, provide the Company with additional short-term borrowing capacity at floating or fixed interest rates until the third quarter of 1999. As of September 30, 1998, the Company had $309 million of available borrowing capacity under both the new short-term and its existing long-term credit facilities.

YEAR 2000

         The Company has in place a program, dating back to 1997, which is designed to address the ability of the Company's worldwide internal business, financial, engineering, manufacturing, facility and other systems (including date-sensitive equipment as well as computer hardware and software) to handle transactions beyond 1999. Where necessary, such systems will be modified or replaced in an attempt to ensure that they are "Year 2000 compliant".

         The process of identifying the Company's date-sensitive systems has largely been completed and testing and remediation work is now underway. The Company currently estimates that the overall project is approximately 70% complete and that the majority of the remaining testing and remediation will be completed by early 1999. Estimated costs are expected to total approximately $2.2 million, excluding internal personnel costs. This includes new capital assets that are required because of Year 2000 issues. All non-capital costs are being expensed as incurred.

         A second phase of the Company's Year 2000 program involves the products that the Company produces and sells. Although the nature of the Company's products does not involve a significant number of date-sensitive components, the Company believes that all products currently being sold will perform properly beyond the year 1999. The Company is currently working with customers on an individual basis to ensure that products sold prior to 1998 will also perform properly beyond 1999.

         The third phase of the Company's Year 2000 program involves third-party vendors and suppliers who provide materials and components utilized in the products which the Company sells as well as those such as banks, utilities, insurance companies, etc. who provide services the Company directly or indirectly relies on. The Company has contacted each of its key third party vendors and suppliers and will continue to monitor the progress of their Year 2000 programs. On a worst-case basis, it may become necessary as this phase evolves during the remainder of 1998 and into early 1999 to develop alternative suppliers and contingency plans to deal with those third party vendors and suppliers who will not be Year 2000 compliant in a timely manner.

         The Company's Year 2000 program is being reviewed and monitored on a proactive basis by the Company's senior management as well as the Board of Directors. Due to the complexity of the problem and the necessary reliance on parties and factors which may be outside the control of or currently unknown to the Company, complete Year 2000 compliance cannot be guaranteed. However, based on information currently available, the Company believes it will achieve a level of compliance such that any unforeseen problems will not have a material adverse effect on the Company's results of operations, liquidity or financial condition after 1999.

EURO CURRENCY

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

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27 - Financial Data Schedule.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the three months ended September 30, 1998.



                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Cooper Cameron Corporation
                                           --------------------------
                                                    (Registrant)



Date        November 13, 1998                          /s/ Thomas R. Hix
         -----------------------                     -------------------
                                                     Thomas R. Hix
                                                     Senior Vice President &
                                                     Chief Financial Officer
                                                      and authorized to sign on
                                                      behalf of the Registrant

                             EXHIBIT INDEX


                  Exhibit
                    No.           Description
                  -------         -----------
                  27       - Financial Data Schedule.