Form 10-K405
period 1998-12-31
COOPER CAMERON CORP
filed 1999-04-01
CIK 941548

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal year ended December 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                            ------------------------
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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [X]

         The number of shares of Common Stock, par value $.01 per share, outstanding as of March 15, 1999 was 53,274,157. The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of Registrant as of March 15, 1999 was approximately $1,521,637,685. For the purposes of the determination of the above statement amount only, all directors and executive officers of the Registrant are presumed to be affiliates.

                            -------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of Registrant's Annual Report to Stockholders for 1998 are
                    incorporated by reference into Part II.
          Portions of Registrant's 1999 Proxy Statement for the Annual
               Meeting of Stockholders to be held May 13, 1999 are
                    incorporated by reference into Part III.
===============================================================================

                                     PART I

ITEM 1.  BUSINESS.

         Cooper Cameron Corporation ("Cooper Cameron" or the "Company") is a leading international manufacturer of oil and gas pressure control equipment, including valves, wellheads, chokes, blowout preventers and assembled systems for oil and gas drilling, production and transmission used in onshore, offshore and subsea applications. Cooper Cameron is also a leading provider of gas turbine packages, centrifugal gas and air compressors, integral and separable reciprocating engines, reciprocating compressors and turbochargers.

         Cooper Cameron, a Delaware corporation, was incorporated on November 10, 1994. The Company operated as a wholly-owned subsidiary of Cooper Industries, Inc. ("Cooper") until June 30, 1995, the effective date of the completion of an exchange offer with Cooper's stockholders resulting in the Company becoming a separate stand-alone company. The common stock of Cooper Cameron is trading on the New York Stock Exchange under the symbol "CAM".

         In June 1996, Cooper Cameron purchased the assets and assumed certain operating liabilities of Ingram Cactus Company for approximately $100.5 million in cash. The business acquired manufactures and sells wellheads, surface systems, valves and actuators used primarily in onshore oil and gas production operations, and owned manufacturing facilities in Oklahoma City, Oklahoma and Broussard, Louisiana, as well as in the United Kingdom and Austria. The Company also acquired interests in the Ingram Cactus joint ventures in Venezuela and Malaysia. The operations have now been integrated into those of the Cameron division.

         In October 1996, Cooper Cameron acquired, for its Cameron division, certain assets and assumed certain liabilities of Tundra Valve & Wellhead Corp., a Canadian manufacturer of wellheads, trees and valves, for approximately Canadian $9.8 million. Also, during October 1996, Cooper Cameron acquired, for its Cooper Energy Services division, certain assets of ENOX Technologies, Inc. for approximately $6.1 million. ENOX is a developer and provider of ignition systems for gas engines, particularly those used in large-scale gas transmission installations.

         During 1997, the Company's Cameron division made three small product line acquisitions totaling $6.3 million.

         During 1998, the Company made four acquisitions of companies offering aftermarket products and services at a cash cost of approximately $15 million. In April 1998, the Company acquired Orbit Valve International, Inc. ("Orbit(R)") for approximately $104 million in cash and debt. Orbit became part of the Cooper Cameron Valves organization. Orbit manufactures and sells high-performance valves and actuators for the oil and gas and petrochemical industries. Orbit's primary manufacturing facility is located in Little Rock, Arkansas with a sales, marketing, assembly, test and warehousing base at Livingston, Scotland in the United Kingdom.

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

                                BUSINESS SEGMENTS

MARKETS AND PRODUCTS

         The Company's operations are organized into four separate business segments which are Cameron, Cooper Cameron Valves, Cooper Energy Services and Cooper Turbocompressor, each of which is also a division. For additional industry segment information for each of the three years in the period ended December 31, 1998, see Note 13 of the Notes to Consolidated Financial Statements, which Notes are incorporated herein by reference in Part II, Item 8 hereof ("Notes to Consolidated Financial Statements.")

Cameron Division

         Cameron manufactures pressure control equipment used at the wellhead in the drilling for and production and transmission of oil and gas, both onshore and offshore. The primary products include wellheads, drilling valves, blowout preventers ("BOPs") and control systems and are marketed under the well-known brand names Cameron(R), W-K-M(R), McEvoy(R), Willis(R), and Ingram Cactus(R). The equipment is manufactured in a variety of sizes and to various specifications with working pressure ratings up to 30,000 pounds per square inch ("p.s.i."). The wellhead equipment is designed to support the casing and production tubulars and includes casing head housings, casing heads and tubing heads. Valves of different sizes and design are assembled with other components into an assembly known as a "christmas tree," which is mounted on the wellhead equipment and is used to control the flow of oil and gas from a producing well. Most christmas trees are custom designed to meet individual customer requirements.

         Cameron also manufactures subsea production systems, which consist of equipment used to complete an oil or gas well on the sea floor. Subsea systems tend to be sophisticated and generally require a high degree of technological innovation.

         In 1993, Cameron introduced its patented SpoolTree(TM) subsea production system for use in oil and gas fields with subsea completions that require frequent retrieval of downhole equipment. With the SpoolTree system, well completion and workover activities can be performed without a workover riser or removal of the christmas tree and under conventional blowout preventer control, thereby reducing the time and equipment needed to perform such activities.

         Cameron's drilling-related equipment includes ram and annular BOPs. Cameron has experienced a dramatic increase in its BOP sales over the past two years due to an increased market focus on and, up until the second half of 1998, improving fundamentals in the drilling business. Cameron also produces other drilling-related equipment, the most important of which are choke manifolds, drilling risers and control systems.

         Additionally, Cameron provides complete integrated elastomer research, development and manufacturing. These products are used in pressure and flow control equipment. This technology also supports the petroleum, petrochemical, rubber molding and plastics industries in the development and testing of elastomer and plastic products.

         The Cameron Willis Chokes business unit was formed in late 1997 to focus resources on the choke product line with the goal of enhancing Cameron's performance in this product line. Cameron Willis manufactures production chokes, control valves, drilling choke systems, actuators, and pigging and production automation systems.

         The Cameron Controls business unit was created in late 1996 with a primary goal of expanding Cameron's role as a provider of controls equipment. Drilling and production equipment used on the ocean floor operates from a platform or other remote location through hydraulic or electronic connections that allow the operator to measure and control the pressures and throughput associated with these installations.

         The Cameron division has established an Aftermarket business unit with a comprehensive worldwide aftermarket organization that provides replacement parts, field service, major repairs and overhauls, unit installation assistance and Total Vendor Management contracts. Cameron also provides an inventory of repair parts, service personnel, planning services and inventory and storage of customers' idle equipment.

         Cameron primarily markets its petroleum production equipment products directly to end-users through a worldwide network of sales and marketing employees, supported by agents in some international locations. Due to the extremely technical nature of many of the products, the marketing effort is further supported by a staff of engineering employees. The balance of Cameron's products are sold through established independent distributors.

         Cameron's primary customers include major oil and gas exploration and production companies, independent oil and gas exploration and production companies, foreign national oil and gas companies, engineering and construction companies, drilling contractors and rental equipment companies.

Cooper Cameron Valves Division

         Cooper Cameron Valves ("CCV") manufactures valves ranging in sizes from 1/4 inch to 60 inches in diameter and related systems primarily used to control pressures and direct oil and gas as they are moved from individual wellheads through flow lines, gathering lines and transmission systems to refineries, petrochemical plants and industrial centers for processing. Large diameter valves are used primarily in natural gas transmission lines. Smaller valves are used in oil and gas gathering and processing systems and in various types of industrial processes in refineries and petrochemical plants. CCV also manufactures valves for use in oil and gas gathering and processing systems such as refineries and petrochemical plants.

         Gate valves, ball valves, butterfly valves, Orbit valves, rotary process valves, block and bleed valves, plug valves, actuators, chokes and aftermarket parts are marketed under the brand names Cameron(R), W-K-M(R), Orbit(R), Demco(R), Foster(R) and Thornhill Craver(TM).

         CCV markets its equipment and services through a worldwide network of combined sales and marketing employees, carefully selected distributors and agents in selected international locations. Due to the extremely technical nature of many of the products, the marketing effort is further supported by a staff of engineering employees. CCV's primary customers include major and independent oil and gas exploration and production companies, foreign national oil and gas companies, pipeline companies, refining companies and a wide range of industrial, petrochemical and processing industry companies.

Cooper Energy Services Division

         Cooper Energy Services ("CES") provides products and services to the oil and gas production and transmission, process and power generation markets. The primary products include engines, integral engine compressors, reciprocating compressors, gas turbines, turbochargers, control systems and aftermarket parts and service. CES markets its products worldwide under the well-known brand names Ajax(R), Cooper-Bessemer(R), Superior(R), Enterprise(R), C-B Turbocharger(R), PPC(R), En-Tronic(R), ENOX(R), Service Solutions(TM), Texcentric(R), Coberra(R) and Cooper Rolls(TM).

         Manufactured under the Cooper-Bessemer, Ajax and Superior brand names, CES's reciprocating products include engines and compressors in both "integral" and "separable" configurations. CES also manufactures four-cycle reciprocating power engines in both "in-line" and "V" configurations. They are available in spark-ignited (gas-fueled), diesel and dual-fuel (gas and diesel-fueled) versions. Marketed under the Cooper-Bessemer and Superior brand names, these power engines are used to drive reciprocating separable compressors in natural gas gathering, boosting, transmission, injecting, processing and storage/withdrawal applications. Additionally, CES manufactures its own lines of Superior and Pennsylvania Process(TM) reciprocating separable gas compressors. In addition, CES power engines drive electric generators in industrial, commercial, municipal and government-operated independent power (non-utility) applications, and pumps in both oil and gas related services.

         During 1997, CES introduced a new line of rotary screw compressor packages. The new packages feature a compact and portable design for quick installation and economical operation in wellhead gas boosting, vapor recovery, gas gathering, air drilling, fuel gas boosting, air injection storage/withdrawal and helium production services.

         In July 1996, the Company announced the discontinuation of development work related to new designs of the large Cooper-Bessemer reciprocating power engines and integral engine-compressors. This decision was made due to a shift in customer preference to lower cost gas turbine or high speed reciprocating packages, both of which CES provides with its Cooper Rolls and Superior products. By February 1997, the Grove City, Pennsylvania plant was restructured to be a component supplier for other Cooper Energy Services products and a parts manufacturing facility focused on the profitable aftermarket business for the large installed base of Cooper-Bessemer, Pennsylvania Pump and Compressor and Enterprise reciprocating equipment. As a result, all assembly operations were eliminated and engineering resources were reallocated to other product lines.

         For natural gas applications, CES manufactures two types of rotating gas compressors under the Cooper-Bessemer brand name: pipeline centrifugal compressors and multi-stage barrel compressors.

         CES provides gas turbines and gas turbine-driven compression and power generation packages to the worldwide oil and gas related markets through Cooper Rolls, its joint venture company with Rolls-Royce plc of London, England. Marketed under the Coberra brand name, Cooper Rolls gas turbine sets combine a Rolls-Royce jet engine gas generator and a Cooper-Bessemer power turbine to provide a compact, aero-derivative power source with high horsepower-to-weight ratios. The newest Cooper Rolls product offering, Allison engine-powered gas turbines, extend the company's product offering to a smaller horsepower range. The Allison Engine Company is owned by Rolls-Royce plc.

         CES manufactures turbochargers under the Cooper-Bessemer brand name for new CES and non-CES reciprocating engines and also provides factory repair of its own and other manufacturers' turbochargers in a dedicated facility. High performance turbochargers are necessary to achieve required exhaust emissions while maintaining desired efficiency and operations flexibility. CES is one of the few engine manufacturers to design, produce and repair turbochargers.

         CES manufactures En-Tronic control and analysis equipment for many of its compression and power products, as well as for products produced by other manufacturers. En-Tronic controls provide state-of-the-art solutions to advanced system requirements such as calculating and controlling low emissions on gas turbines and engines, and all-electronic fuel control of gas turbine and engine packages. En-Tronic products use advanced, field-proven hardware and software technology, to optimize equipment reliability, safety and efficiency.

         The Cooper Energy Services division has established the Customer Integrated Services business unit (CIS) to enhance strategic growth, product development, technical support and operational focus for all of the aftermarket product offerings related to its worldwide power and compression markets. CIS controls its own marketing and business strategy, along with the service shops, parts manufacturing facilities, warehouses, and service resources associated with aftermarket activities.

         CES primarily sells its compression and power equipment direct to end-users through a worldwide network of sales and marketing employees supported by agents in some international locations. In addition, Ajax and Superior units are sold through independent distributors in North America and to rental companies.

         The primary customers for compression and power equipment include the major oil and gas companies, large independent oil and gas producers, gas transmission companies, equipment leasing companies, petrochemical and refining divisions of oil companies, independent power producers and chemical companies.

Cooper Turbocompressor Division

         Cooper Turbocompressor ("CTC") markets its products under the brand names of TurboAir(R), Quad 2000(R), Joy(R), and MSG(R). This division manufactures integrally geared centrifugal air compressors from its acquisition of the Joy Industrial Compressor Group. The compressors are used by industrial plants as a source of power for the operation of hand tools, actuation of control devices and to power automatic and semi-automatic production equipment. These compressors are used in industries such as automotive, container, textile, chemical, food and beverage and general manufacturing.

         CTC also manufactures integral gear centrifugal compressors for process applications where the air is used for its content of oxygen, nitrogen, argon or other elements. In these cases, the compressor is an integral part of the manufacturing process in industries such as air separation, pharmaceutical, fermentation, petrochemical, refining and synthetic fuel.

         The process and plant air centrifugal compressors manufactured by CTC deliver oil-free compressed air to the customer, thus preventing oil contamination of the manufactured products. Industrial markets worldwide increasingly prefer oil-free air for safety, operational and environmental reasons.

         CTC provides aftermarket service and repairs on all equipment it produces through a worldwide network of field service technicians utilizing an extensive inventory of parts, including Genuine Joy parts. Replacement parts are made to the same high quality standards as those used in new compressors.

         CTC expanded its service organization with added training and certification of its domestic and international distributors in the plant air market. CTC provides installation and maintenance service labor, parts and factory repairs and upgrades to its worldwide customers for plant and process air compressors. Aero performance and microprocessor-based control system upgrades, as well as refurbishing and re-warranting used compressors, was a significant area of CTC's aftermarket business in 1998.

         CTC primarily sells its products through sales representatives and independent distributors supported by a staff of engineering employees.

         The primary customers for industrial compressors include durable goods manufacturers and chemical process industries worldwide.

         CTC substantially completed a multi-year expansion of its Buffalo, New York manufacturing facilities in 1998 with the implementation of a 6,500 horsepower test stand. Major machine tool additions ordered in 1998 will be installed in 1999.

MARKET ISSUES

         Cooper Cameron, through its four segments, is one of the market leaders in the global market for petroleum production equipment. Cooper Cameron believes that it is well positioned to serve these markets. Plant and service center facilities around the world in major oil producing regions provide a broad, global breadth of market coverage.

         The international market is expected to be a major source of growth for Cooper Cameron. The desire of both the developed and the developing countries to expand their respective oil and gas transmission capacity for both economic and political reasons will be one of the primary factors affecting market demand. Additional establishment of industrial infrastructure in the developing countries will necessitate the growth of basic industries that require process compression equipment for air separation facilities. Production and service facilities in North and South America, Europe and the Far East provide the Company with the ability to serve the global marketplace.

         In each of Cooper Cameron's business segments, a large population of installed engines, compression, and gas and oil production equipment exists in both the U.S. and international market segments. The rugged, long-lived nature of the equipment that exists in the field provides a predictable and profitable repair parts and service business. The Company expects that as increasing quantities of new units are sold into the international markets, there will be a continuing growth in market demand for aftermarket parts and service.

NEW PRODUCT DEVELOPMENT

         As petroleum exploration activities have increasingly been focused on subsea locations, the Cameron division has directed much of its new product development efforts toward this market. In subsea exploration, customers are particularly concerned about safety, environmental protection and ease of installation and maintenance. Cameron's reputation for high quality and high dependability has given it a competitive advantage in the areas of safety and environmental protection. A patented subsea production system called the SpoolTree, which was introduced in 1993, offers substantial cost reduction to the customer as it is based upon a novel concept that eliminates the need for a workover riser or removal of the christmas tree during workover. Cameron has pioneered this concept and has developed similar products for land and platform applications, which significantly reduce customer costs.

         Cameron has also introduced the MOSAIC(TM) (Modular Subsea And Integrated Completions) system. MOSAIC includes a suite of pre-engineered elements with standard interfaces that can be combined in a fashion to allow customers to configure a system to meet their specific needs. Cameron believes that it has chosen to standardize components at a level low enough to give customers the required customization while providing engineering and manufacturing efficiencies. Cameron has realigned its engineering and marketing resources to further develop and market the MOSAIC subsea system and other stand-alone standardized subsea products, such as christmas trees and wellheads.

         Several new drilling products were introduced in 1998. These new products included the 3.5 million-pound load capacity LoadKing(TM) riser system, which set the industry standard for drilling in 10,000-foot water depths; a new lightweight and lower-cost locking mechanism for subsea BOPs; and a new generation of variable-bore ram packers.

         In May 1998, Cameron opened a new Research Center in Houston, Texas. The 55,000 sq. ft. Research Center is one of the largest product development facilities in the oil service sector. The facility has 10 specially designed test bays to test and evaluate Cameron's products under realistic conditions. These include environmental test chambers to simulate extreme pressures and temperatures, high-strength fixtures for the application of multi-million pound tensile and bending loads, high pressure gas compressors and test enclosures, a hyperbaric chamber to simulate the external pressures of deep water environments, and two circulation loops for erosion and flow testing. This Research Center is instrumental in providing Cameron's customers with innovative and cost-effective products.

         In 1997, Cameron Controls successfully launched a new electro-hydraulic drilling control system that was favorably received in the market. A new subsea production control system was developed and launched in 1998. This successful product launch has significantly enhanced the subsea systems offerings for the company.

         CES also has developed a number of new products to serve the oil and gas transmission market.

         Cooper Rolls shipped its first Allison 501 and 601 power turbines in 1998. These products extend the company's gas turbine product line into a lower horsepower range suitable for small pipeline compression and power generation applications both on and offshore, and floating production storage and offloading vessels.

         An area of increasing importance in the oil and gas transmission market is the reduction of environmentally harmful emissions from engines and turbines that drive compression equipment. Building on its experience with its CleanBurn technology, and in conjunction with Rolls-Royce plc, CES is marketing new Dry Low Emissions gas turbines, as well as conversion kits for existing Cooper Rolls units in the field. This technology significantly reduces the level of emissions produced by gas turbine drivers. Additionally, in 1995, a new line of En-Tronic performance and monitoring control systems was introduced to aid in optimizing the performance and emission parameters of engines and turbines. Over the past three years, CES has also introduced new high speed reciprocating engines and compressors with improved reliability, fuel efficiency and emissions performance. These new units utilize En-Tronic state-of-the-art CleanBurn III microprocessor-based control systems.

         CTC focused product development resources to further expand its high efficiency plant air compressor line and to provide custom compressors matched to the latest requirements of its industrial gas customers. The latter is being achieved by advances in aerodynamic and rotordynamic analytical design capability.

COMPETITION

         Cooper Cameron competes in all areas of its operations with a number of other companies, some of which have financial and other resources comparable to or greater than those of Cooper Cameron.

         Cooper Cameron believes it has a leading position in the petroleum production equipment markets, particularly with respect to its high-pressure products. In these markets, Cooper Cameron competes principally with Vetco Gray Inc. (a subsidiary of Asea Brown Boveri), Kvaerner Oil and Gas, Dril-Quip, Inc., the Dresser Equipment Group of Halliburton Company, Varco International, Inc., Hydril Company, and FMC Corp. The principal competitive factors in the petroleum production equipment markets are technology, quality, service and price. Cooper Cameron believes that several factors give it a strong competitive position in these markets. Most significant are Cooper Cameron's broad product offering, its worldwide presence and reputation, its service and repair capabilities, its expertise in high pressure technology and its experience in alliance and partnership arrangements with customers and other suppliers.

         Cooper Cameron believes it also has a leading position in the compression and power equipment markets. In these markets, Cooper Cameron competes principally with Nuovo Pignone, Dresser-Rand Company, European Gas Turbines Inc., Ariel Corporation, Caterpillar Inc., Waukesha Engine Division of Halliburton Company's Dresser Equipment Group, Atlas-Copco AB, Mannesmann Demag AG and Ingersoll-Rand Company. The principal competitive factors in the compression and power equipment markets are engineering and design capabilities, product performance, reliability and quality, service and price. Cooper Cameron believes that its competitive position is based on several factors. Cooper Cameron has a broad product offering and, unlike many of its competitors, manufactures and sells both engines and compressors (both as separate units and packaged together as a single unit). Cooper Cameron led the industry in the introduction of low emission engine technology and continues today as an industry leader in this technology. Cooper Cameron has a highly competent engineering staff and skilled technical and service representatives, with service centers located throughout the world.

         In all of its markets, Cooper Cameron has strong brand recognition and an established reputation for quality and service. Cooper Cameron has a significant base of previously-installed products, which provides a strong demand for aftermarket parts and service. Cooper Cameron has modern manufacturing facilities and state-of-the-art testing capabilities.

MANUFACTURING

         Cooper Cameron has manufacturing facilities worldwide that conduct a broad variety of processes, including machining, fabrication, assembly and testing using a variety of forged and cast alloyed steels and stainless steel as the primary raw materials. In recent years, Cooper Cameron has rationalized plants and products, closed various manufacturing facilities, moved product lines to achieve economies of scale, and upgraded the remaining facilities. Manufacturing processes have been improved and significant capital expenditures have been made. Cooper Cameron maintains advanced manufacturing, quality assurance and testing equipment geared to the specific products that it manufactures and uses extensive process automation in its manufacturing operations. The manufacturing facilities utilize computer aided numerical control tools and manufacturing techniques that concentrate the equipment necessary to produce similar products in one area of the plant in a configuration commonly known as a manufacturing cell. One operator in a manufacturing cell can monitor and operate several machines, as well as assemble and test products made by such machines, thereby improving operating efficiency and product quality while reducing the amount of work-in-process and finished product inventories.

         Cooper Cameron believes that its test capabilities are critical to its overall process. The Company has the capability to test most equipment at full load, measuring all operating parameters, efficiency and emissions. All process compressors for air separation and all plant air compressors are given a mechanical and aerodynamic test in a dedicated test center prior to shipment.

         All of Cooper Cameron's European manufacturing plants are ISO certified and API licensed. Most of the U.S. plants are ISO certified or, if not, such certification is in process. ISO is an internationally recognized verification system for quality management.

BACKLOG

         Cooper Cameron's backlog was approximately $790 million at December 31, 1998 (approximately $92 million of which will not be delivered until after December 31, 1999), as compared to $786 million at December 31, 1997, and $728 million at December 31, 1996. Backlog consists of firm customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled.

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

         Cooper Cameron believes that the success of its business depends more on the technical competence, creativity and marketing abilities of its employees than on any individual patent, trademark or copyright. Nevertheless, as part of its ongoing research, development and manufacturing activities, Cooper Cameron has a policy of seeking patents when appropriate on inventions concerning new products and product improvements. Cooper Cameron owns 303 unexpired United States patents and 710 unexpired foreign patents.

         Although in the aggregate these patents and Cooper Cameron's trademarks are of considerable importance to the manufacturing and marketing of many of its products, Cooper Cameron does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole, except the Cameron, Cooper-Bessemer, Coberra and Cooper Rolls trademarks. Other important trademarks used by Cooper Cameron include Ajax, Superior, C-B Turbocharger, En-Tronic, Enterprise, ENOX, Texcentric, Orbit, W-K-M, McEvoy, Willis, Demco, PPC, Thornhill Craver, Ingram Cactus and Foster. Cooper Cameron has the right to use the trademark Joy on aftermarket parts until November 2027. Cooper Cameron has registered its trademarks in the countries where such registration is deemed material.

         Cooper Cameron also relies on trade secret protection for its confidential and proprietary information. Cooper Cameron routinely enters into confidentiality agreements with its employees and suppliers. There can be no assurance, however, that others will not independently obtain similar information or otherwise gain access to Cooper Cameron's trade secrets.

EMPLOYEES

         As of December 31, 1998, Cooper Cameron had approximately 9,300 employees, of which approximately 2,250 were represented by labor unions. Cooper Cameron believes its current relations with employees are good. The only significant labor contract expiring during 1999 covers employees at the Cooper Energy Services plant in Mt. Vernon, Ohio (March).

ITEM 2.  PROPERTIES

         The Company operates manufacturing plants ranging in size from approximately 3,500 square feet to approximately 858,000 square feet of manufacturing space. The Company also owns and leases warehouses, distribution centers, aftermarket and storage facilities, and sales offices. The Company leases its corporate headquarters, its Cameron division headquarters office space in Houston, Texas and its CES manufacturing facilities in the United Kingdom.

         The Company manufactures, markets and sells its products and provides services throughout the world, operating facilities in numerous countries. On December 31, 1998, the significant facilities used by Cooper Cameron throughout the world for manufacturing, distribution, aftermarket services, machining, storage and warehousing contained an aggregate of approximately 7,172,827 square feet of space, of which approximately 6,259,297 square feet (87%) was owned and 913,530 (13%) was leased. Of this total, approximately 5,071,873 square feet (71%) are located in the United States and 1,548,025 square feet (22%) are located in Europe. The table below lists the significant manufacturing, warehouse and distribution facilities by industry segment and geographic area. Cameron and Cooper Cameron Valves share space in certain facilities and, thus, are being reported together.


                                                                             Asia/Pacific
                                             Western           Eastern            and
                                            Hemisphere       Hemisphere         Mideast         Total
                                            ----------       ----------         -------         -----

     Cameron and Cooper
     Cameron Valves                             14               12                3             29


     Cooper Energy Services                     21                2                0             23


     Cooper Turbocompressor                      1                1                0              2

         Cooper Cameron believes its facilities are suitable for their present and intended purposes and are adequate for the Company's current and anticipated level of operations.


ITEM 3.  LEGAL PROCEEDINGS

         Cooper Cameron is a party to various legal proceedings and administrative actions, including certain environmental matters discussed below, all of which are of an ordinary or routine nature incidental to the operations of the Company. In the opinion of Cooper Cameron's management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company's results of operations or financial condition.

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

         Cooper Cameron does not own any of the sites with respect to which it has been identified as a PRP; in each case, Cooper Cameron is identified as a party that disposed of waste at the site. With respect to three of the sites, Cooper Cameron's share of the waste volume is estimated to be less than one percent. At one site, Cooper Cameron's share is still to be determined, but is believed to be less than one percent. Cooper Cameron is the major PRP at one site, the Osborne Landfill in Grove City, Pennsylvania. Cooper Cameron's facility in Grove City disposed of wastes at the Osborne Landfill from the early 1950s until 1978. A remediation plan was developed and then accepted by the U.S. Environmental Protection Agency as the preferred remedy for the site. The construction phase of the remediation was completed during 1997 and the remaining costs relate to ground water treatment and monitoring.

         Cooper Cameron has accruals in its balance sheet to the extent costs are known for the five sites. Although estimates of the cleanup costs have not yet been made for certain of these sites, Cooper Cameron believes, based on its preliminary review and other factors, that the Company's share of the costs relating to these sites will not have a material adverse effect on its results of operations, financial condition or liquidity. However, no assurance can be given that the actual costs will not exceed the estimates of the cleanup costs once determined.

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

         The cost of environmental remediation and compliance generally has not been an item of material expense for Cooper Cameron during any of the periods presented, other than with respect to the Osborne Landfill described above. Cooper Cameron's balance sheet at December 31, 1998, includes accruals totaling approximately $1.4 million for environmental remediation activities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         The common stock of Cooper Cameron, par value $.01 per share (together with the associated Rights to Purchase Series A Junior Participating Preferred Stock), is traded on The New York Stock Exchange ("NYSE"). No dividends were paid during 1998.

The following table indicates the range of trading prices on the NYSE from January 2, 1997 through December 31, 1997 and January 4 through December 31, 1998 (all prices adjusted to reflect a 2-for-1 stock split effective June 13, 1997).

                                                                       Price Range
                                                                       -----------
                                                              High              Low              Last
                                                              ----              ---              ----
         1998
             First Quarter....................................$66               45               60 3/8
             Second Quarter...................................$71               49 3/4           51
             Third Quarter....................................$53 3/4           20 1/8           28 1/2
             Fourth Quarter...................................$38 1/8           21 15/16         24 1/2

         1997
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

The approximate number of holders of Cooper Cameron common stock was 26,000 as of February 26, 1999. The number of record holders as of the same date was 2,968.

ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth under the caption "Selected Consolidated Historical Financial Data of Cooper Cameron Corporation" on page 55 in the 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

         The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition of Cooper Cameron Corporation" on pages 25-34 in the 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.

         The information for this item is set forth in the section entitled "Market Risk Information" on pages 31-33 in the 1998 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following consolidated financial statements of the Company and the independent auditors' report set forth on pages 35-54 in the 1998 Annual Report to Stockholders are incorporated herein by reference:




         Report of Independent Auditors.

         Consolidated Results of Operations for each of the three years in the period ended December 31, 1998.

         Consolidated Balance Sheets as of December 31, 1998 and 1997.

         Consolidated Cash Flows for each of the three years in the period ended December 31, 1998.

         Consolidated Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1998.

         Notes to Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information on Directors of the Company is set forth in the section entitled "Election of Directors" on pages 3-5 in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on May 13, 1999, which section is incorporated herein by reference. Information regarding executive officers of the Company is set forth below. There was no failure by an insider to file a report required by Section 16 of the Exchange Act.

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


Section 16(a) Beneficial Ownership Reporting Compliance

         The information concerning compliance with Section 16(a) is set forth in the section entitled "Compliance with Section 16 of the Exchange Act" on page 21 in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on May 13, 1999, which section is incorporated herein by reference.


                  CURRENT EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age                        Present Principal Position and Other Material Positions
------------                        -------------------------------------------------------
                                    Held During Last Five Years
                                    ---------------------------

Sheldon R. Erikson (57)             President and Chief  Executive  Officer  since  January  1995.  Chairman of the
                                    Board from 1988 to 1995 and President and Chief Executive  Officer from 1987 to
                                    1995 of The Western Company of North America.

Thomas R. Hix (51)                  Senior Vice  President of Finance and Chief  Financial  Officer  since  January
                                    1995.  Senior Vice President of Finance,  Treasurer and Chief Financial Officer
                                    of The  Western  Company of North  America  from 1993 to 1995.  Executive  Vice
                                    President  and Chief  Financial  Officer from 1992 to 1993 and Vice  President,
                                    Finance  and  Chief  Financial   Officer  from  1986  to  1992  of  Oceaneering
                                    International.

Franklin Myers (46)                 Senior  Vice  President,  General  Counsel  and  Secretary  since  April  1995.
                                    President of the Cooper  Energy  Services  division  since  August  1998.  Vice
                                    President and General  Counsel from 1988 to 1994,  Secretary from 1988 to 1992, and Senior Vice President and General  Counsel from 1994 to April 1995 of Baker
                                    Hughes Incorporated.

Joseph D. Chamberlain (52)          Vice  President  and  Corporate  Controller  since  April  1995.  Controller  -
                                    Financial   Reporting   from   1994   to   1995,   Assistant   Controller   and
                                    Manager-Financial Reporting from 1979 to 1994 of Cooper Industries, Inc.

A. John Chapman (57)                Vice  President  since May 1998.  President,  Cooper  Cameron  Valves  division since 1995.  Managing  director of Joy Manufacturing Co. Australia Pty. Ltd., a subsidiary of Joy Technologies Inc. from February 1990 to June 1995.

E. Fred Minter  (63)                Vice  President  since  November  1996.   President,   Cooper   Turbocompressor
                                    division since 1988.

Dalton L. Thomas (49)               Vice President since July 1998.  President,  Cameron  division since July 1998.
                                    Vice  President,  Eastern  Hemisphere  for  Cameron  from 1995 until July 1998.
                                    Vice President of Manufacturing and Support Services,  Western Company of North
                                    America from 1989 to 1995.


ITEM 11. EXECUTIVE COMPENSATION.

         The information for this item is set forth in the section entitled "Director and Executive Management Compensation" on pages 12-16 in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on May 13, 1999, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.

         The information concerning security ownership of certain beneficial owners and management is set forth in the sections entitled "Voting Securities and Principal Holders Thereof" on pages 2-3 and "Security Ownership of Management" on pages 10-11 in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on May 13, 1999, which sections are incorporated herein by reference.

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

                  3.2 Certificate of Amendment to the Restated Certificate of Incorporation of Cooper Cameron Corporation, filed as Exhibit 4.3 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-57995), and incorporated herein by reference.

                  3.3 First Amended and Restated Bylaws of Cooper Cameron Corporation, as amended December 12, 1996, filed as
                           Exhibit 3.2 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

                  4.1 Form of Rights Agreement, dated as of May 1, 1995, between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, filed as
                           Exhibit 4.1 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

                  4.2 First Amendment to Rights Agreement between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, dated November 1, 1997, filed as Exhibit 4.2 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

                  4.3 Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 4, 1998 (Registration Statement No. 333-51705) incorporated herein by reference.

                  10.1 Cooper Cameron Corporation Long-Term Incentive Plan, filed as Exhibit 10.1 to Amendment No. 2 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

                  10.2 Amended and Restated Cooper Cameron Corporation Long-Term Incentive Plan, as amended, incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the Annual Meeting of Stockholders held on May 8, 1997.

                  10.3 Cooper Cameron Corporation Amended and Restated 1995 Stock Option Plan for Non-Employee Directors, filed as Exhibit 99.3 to the Registration Statement on Form S-8 (Commission File No. 33-95000), and incorporated herein by reference.

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

                  10.6 Third Amendment to the Cooper Cameron Corporation Amended and Restated 1995 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.6 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

                  10.7 Fourth Amendment to the Cooper Cameron Corporation Amended and Restated 1995 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.7 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

                  10.8 Fifth Amendment to the Cooper Cameron Corporation Amended and Restated 1995 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.8 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

                  10.9 Sixth Amendment to the Cooper Cameron Corporation Amended and Restated 1995 Stock Option Plan for Non-Employee Directors.

                  10.10 Cooper Cameron Corporation Retirement Savings Plan (Registration Statement No. 33-95002), incorporated herein by reference.

                  10.11 Cooper Cameron Corporation Retirement Savings Plan, as Amended and Restated, effective April 1, 1996, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

                  10.12 Cooper Cameron Corporation Employee Stock Purchase Plan (Registration Statement No. 33-94948), incorporated herein by reference.

                  10.13 Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

                  10.14 First Amendment to Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, effective as of January 1, 1996, filed as Exhibit 10.7 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

                  10.15 Cooper Cameron Corporation Supplemental Excess Defined Contribution Plan, filed as Exhibit 10.5 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

                  10.16 First Amendment to Cooper Cameron Corporation Supplemental Excess Defined Contribution Plan, effective April 1, 1996, filed as Exhibit 10.9 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

                  10.17 Cooper Cameron Corporation Compensation Deferral Plan (formerly the Cooper Cameron Corporation Management Incentive Compensation Deferral Plan), effective January 1, 1996, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

                  10.18 Cooper Cameron Corporation Directors Deferred Compensation Plan, filed as Exhibit 10.7 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

                  10.19 Employment Agreement by and between Sheldon R. Erikson and Cooper Cameron Corporation, effective as of November 30, 1995, filed as Exhibit 10.9 to the Annual Report on Form 10-K for 1995 of Cooper Cameron Corporation, and incorporated herein by reference.

                  10.20 Employment Agreement by and between Thomas R. Hix and Cooper Cameron Corporation, effective as of November 30, 1995, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1995 of Cooper Cameron Corporation, and incorporated herein by reference.

                  10.21 Employment Agreement by and between Franklin Myers and Cooper Cameron Corporation, effective as of November 30, 1995, filed as Exhibit 10.11 to the Annual Report on Form 10-K for 1995 of Cooper Cameron Corporation, and incorporated herein by reference.

                  10.22 1995 Management Incentive Compensation Plan of Cooper Cameron Corporation, dated as of November 14, 1995, as amended, filed as Exhibit 10.15 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

                  10.23 1996 Management Incentive Compensation Plan of Cooper Cameron Corporation, dated as of February 19, 1996, filed as Exhibit 10.16 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

                  10.24 1997 Management Incentive Compensation Plan of Cooper Cameron Corporation, dated as of December 9, 1996, filed as Exhibit 10.17 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

                  10.25 Cooper Cameron Corporation Management Incentive Compensation Plan, as amended, incorporated herein by reference to the Cooper Cameron Corporation Proxy Statement for the Annual Meeting of Stockholders held on May 8, 1997.

                  10.26 1998 Management Incentive Compensation Plan for Cooper Cameron Corporation, dated as of January 1, 1998, filed as Exhibit 10.25 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

                  10.27 1999 Management Incentive Compensation Plan for Cooper Cameron Corporation, dated as of January 1, 1999.

                  10.28 Change in Control Policy of Cooper Cameron Corporation, approved February 19, 1996, filed as
                           Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

                  10.29 Executive Severance Program of Cooper Cameron Corporation, approved February 19, 1996, filed as
                           Exhibit 10.19 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

                  10.30 Credit Agreement, dated as of June 30, 1995, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and First National Bank of Chicago, as agent, filed as Exhibit
                           4.5 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

                  10.31 Amended and Restated Credit Agreement dated as of March 20, 1997, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and First National Bank of Chicago, as agent, filed as Exhibit 10.21 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

                  10.32 Individual Account Retirement Plan for Hourly-Paid Employees at the Cooper Cameron Corporation Mount Vernon Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-58005), incorporated herein by reference.

                  10.33 Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Missouri City, Texas Facility, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57995), incorporated herein by reference.

                  10.34 Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Buffalo, New York Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57991), incorporated herein by reference.

                  10.35 Individual Account Retirement Plan for Cooper Cameron Corporation Hourly Employees, UAW, at the Superior Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57997), incorporated herein by reference.

                  10.36 Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Grove City Facility, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-58003), incorporated herein by reference.

                  13.1 Portions of the 1998 Annual Report to Stockholders are included as an exhibit to this report and have been specifically incorporated by reference elsewhere herein.

                  21       Subsidiaries of registrant.

                  23       Consent of Independent Auditors.

                  27       Financial Data Schedule.

(b)      REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K during the fourth quarter of 1998 and through March 29, 1999.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THIS 29TH DAY OF MARCH, 1999.

                                    COOPER CAMERON CORPORATION
                                    REGISTRANT

                                    BY:     /s/ JOSEPH D. CHAMBERLAIN
                                       -----------------------------------------
                                                (JOSEPH D. CHAMBERLAIN)
                                         Vice President and Corporate Controller
                                               (Principal Accounting Officer)

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED ON THIS 29TH DAY OF MARCH, 1999, BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

                   SIGNATURE                                          TITLE
                   ---------                                          -----

         /s/ C. Baker Cunningham                                      Director
-----------------------------------------
             (C. Baker Cunningham)

         /s/ Grant A. Dove                                            Director
-----------------------------------------
             (Grant A. Dove)

         /s/ Sheldon R. Erikson                                       Chairman, President and Chief Executive
-----------------------------------------                             Officer  (principal executive officer)
             (Sheldon R. Erikson

         /s/ Michael E. Patrick                                       Director
-----------------------------------------
             (Michael E. Patrick)

         /s/ David Ross III                                           Director
-----------------------------------------
             (David Ross III)

         /s/ Michael J. Sebastian                                     Director
-----------------------------------------
             (Michael J. Sebastian)


         /s/ Thomas R. Hix                                            Senior Vice President of Finance and
-----------------------------------------                             Chief Financial Officer
             (Thomas R. Hix)                                          (principal financial officer)

                                  EXHIBIT INDEX

                EXHIBIT                                                                   SEQUENTIAL
                NUMBER                      DESCRIPTION                                    PAGE NO.
                ------                      -----------                                    --------

                  3.1      Amended and Restated Certificate of Incorporation of
                           Cooper Cameron Corporation, dated June 30, 1995, filed as Exhibit 4.2 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission
                           File No. 33-94948), and incorporated herein by reference.

                  3.2 Certificate of Amendment to the Restated Certificate of Incorporation of Cooper Cameron Corporation, filed as Exhibit 4.3 to the Registration Statement on Form
                           S-8 of Cooper Cameron Corporation (Commission File
                           No. 333-57995), and incorporated herein by reference.

                  3.3      First Amended and Restated Bylaws of Cooper Cameron
                           Corporation, as amended December 12, 1996, filed as
                           Exhibit 3.2 to the Annual Report on Form 10-K for
                           1996 of Cooper Cameron Corporation, and incorporated herein by reference.

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

                  4.2      First Amendment to Rights Agreement between Cooper
                           Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, dated November 1, 1997, filed as Exhibit 4.2 to the Annual Report on Form
                           10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

                  4.3      Registration Statement on Form S-3 filed with the
                           Securities and Exchange Commission on May 4, 1998
                           (Registration Statement No. 333-51705) incorporated herein by reference.

                  10.1 Cooper Cameron Corporation Long-Term Incentive Plan, filed as Exhibit 10.1 to Amendment No. 2 to the Registration Statement on Form S-4 of Cooper Cameron
                           Corporation (Commission File No. 33-90288), and incorporated herein by reference.

                  10.2     Amended and Restated Cooper Cameron Corporation
                           Long-Term Incentive Plan, as amended, incorporated by reference to the Cooper Cameron Corporation Proxy
                           Statement for the Annual Meeting of Stockholders held on May 8, 1997.

                  10.3     Cooper Cameron Corporation Amended and Restated 1995
                           Stock Option Plan for Non-Employee Directors, filed as Exhibit 99.3 to the Registration Statement on Form
                           S-8 (Commission File No. 33-95000), and incorporated herein by reference.

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

                  10.6     Third Amendment to the Cooper Cameron Corporation
                           Amended and Restated 1995 Stock Option Plan for
                           Non-Employee Directors, filed as Exhibit 10.6 to the Annual Report on Form 10-K for 1997 of Cooper Cameron
                           Corporation, and incorporated herein by reference.

                  10.7     Fourth Amendment to the Cooper Cameron Corporation
                           Amended and Restated 1995 Stock Option Plan for
                           Non-Employee Directors, filed as Exhibit 10.7 to the Annual Report on Form 10-K for 1997 of Cooper Cameron
                           Corporation, and incorporated herein by reference.

                  10.8     Fifth Amendment to the Cooper Cameron Corporation
                           Amended and Restated 1995 Stock Option Plan for
                           Non-Employee Directors, filed as Exhibit 10.8 to the Annual Report on Form 10-K for 1997 of Cooper Cameron
                           Corporation, and incorporated herein by reference.

                  10.9     Sixth Amendment to the Cooper Cameron Corporation
                           Amended and Restated 1995 Stock Option Plan for
                           Non-Employee Directors.

                  10.10    Cooper Cameron Corporation Retirement Savings Plan
                           (Registration Statement No. 33-95002), incorporated herein by reference.

                  10.11 Cooper Cameron Corporation Retirement Savings Plan, as Amended and Restated, effective April 1, 1996, filed as Exhibit 10.10 to the Annual Report on Form
                           10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

                  10.12    Cooper Cameron Corporation Employee Stock Purchase
                           Plan (Registration Statement No. 33-94948), incorporated herein by reference.

                  10.13    Cooper Cameron Corporation Supplemental Excess
                           Defined Benefit Plan, filed as Exhibit 10.4 to the
                           Registration Statement on Form S-4 of Cooper Cameron
                           Corporation (Commission File No. 33-90288), and incorporated herein by reference.

                  10.14    First Amendment to Cooper Cameron Corporation
                           Supplemental Excess Defined Benefit Plan, effective as of January 1, 1996, filed as Exhibit 10.7 to the Annual Report on Form 10-K for 1996 of Cooper Cameron
                           Corporation, and incorporated herein by reference.

                  10.15    Cooper Cameron Corporation Supplemental Excess
                           Defined Contribution Plan, filed as Exhibit 10.5 to the Registration Statement on Form S-4 of Cooper
                           Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

                  10.16    First Amendment to Cooper Cameron Corporation
                           Supplemental Excess Defined Contribution Plan, effective April 1, 1996, filed as Exhibit 10.9 to the Annual Report on Form 10-K for 1996 of Cooper Cameron
                           Corporation, and incorporated herein by reference.

                  10.17    Cooper Cameron Corporation Compensation Deferral Plan
                           (formerly the Cooper Cameron Corporation Management
                           Incentive Compensation Deferral Plan), effective
                           January 1, 1996, filed as Exhibit 10.10 to the Annual
                           Report on Form 10-K for 1996 of Cooper Cameron
                           Corporation, and incorporated herein by reference.

                  10.18    Cooper Cameron Corporation Directors Deferred
                           Compensation Plan, filed as Exhibit 10.7 to the Registration Statement on Form S-4 of Cooper Cameron
                           Corporation (Commission File No. 33-90288), and incorporated herein by reference.

                  10.19    Employment Agreement by and between Sheldon R.
                           Erikson and Cooper Cameron Corporation, effective as of November 30, 1995, filed as Exhibit 10.9 to the Annual Report on Form 10-K for 1995 of Cooper Cameron
                           Corporation, and incorporated herein by reference.

                  10.20    Employment Agreement by and between Thomas R. Hix and
                           Cooper Cameron Corporation, effective as of November
                           30, 1995, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1995 of Cooper Cameron Corporation, and incorporated herein by reference.

                  10.21 Employment Agreement by and between Franklin Myers and Cooper Cameron Corporation, effective as of November 30, 1995, filed as Exhibit 10.11 to the
                           Annual Report on Form 10-K for 1995 of Cooper Cameron
                           Corporation, and incorporated herein by reference.

                  10.22    1995 Management Incentive Compensation Plan of Cooper
                           Cameron Corporation, dated as of November 14, 1995, as amended, filed as Exhibit 10.15 to the Annual
                           Report on Form 10-K for 1996 of Cooper Cameron
                           Corporation, and incorporated herein by reference.

                  10.23    1996 Management Incentive Compensation Plan of Cooper
                           Cameron Corporation, dated as of February 19, 1996, filed as Exhibit 10.16 to the Annual Report on Form
                           10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

                  10.24    1997 Management Incentive Compensation Plan of Cooper
                           Cameron Corporation, dated as of December 9, 1996, filed as Exhibit 10.17 to the Annual Report on Form
                           10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

                  10.25    Cooper Cameron Corporation Management Incentive
                           Compensation Plan, as amended, incorporated herein by reference to the Cooper Cameron Corporation Proxy
                           Statement for the Annual Meeting of Stockholders held on May 8, 1997.

                  10.26    1998 Management Incentive Compensation Plan for
                           Cooper Cameron Corporation, dated as of January 1,
                           1998, filed as Exhibit 10.25 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

                  10.27    1999 Management Incentive Compensation Plan for
                           Cooper Cameron Corporation, dated as of January 1,
                           1999.

                  10.28    Change in Control Policy of Cooper Cameron
                           Corporation, approved February 19, 1996, filed as
                           Exhibit 10.18 to the Annual Report on Form 10-K for
                           1996 of Cooper Cameron Corporation, and incorporated herein by reference.

                  10.29    Executive Severance Program of Cooper Cameron
                           Corporation, approved February 19, 1996, filed as
                           Exhibit 10.19 to the Annual Report on Form 10-K for
                           1996 of Cooper Cameron Corporation, and incorporated herein by reference.

                  10.30    Credit Agreement, dated as of June 30, 1995, among
                           Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and First
                           National Bank of Chicago, as agent, filed as Exhibit
                           4.5 to the Registration Statement on Form S-8 of
                           Cooper Cameron Corporation (Commission File No.
                           33-94948), and incorporated herein by reference.

                  10.31    Amended and Restated Credit Agreement dated as of
                           March 20, 1997, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and First National Bank of Chicago, as agent, filed as Exhibit 10.21 to the Annual Report on Form
                           10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

                  10.32    Individual Account Retirement Plan for Hourly-Paid
                           Employees at the Cooper Cameron Corporation Mount
                           Vernon Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No.
                           333-58005), incorporated herein by reference.

                  10.33    Individual Account Retirement Plan for Bargaining
                           Unit Employees at the Cooper Cameron Corporation
                           Missouri City, Texas Facility, filed as Exhibit 4.6
                           to the Registration Statement on Form S-8
                           (Registration No. 333-57995), incorporated herein by reference.

                  10.34    Individual Account Retirement Plan for Bargaining
                           Unit Employees at the Cooper Cameron Corporation
                           Buffalo, New York Plant, filed as Exhibit 4.6 to the
                           Registration Statement on Form S-8 (Registration No.
                           333-57991), incorporated herein by reference.

                  10.35    Individual Account Retirement Plan for Cooper Cameron
                           Corporation Hourly Employees, UAW, at the Superior
                           Plant, filed as Exhibit 4.6 to the Registration
                           Statement on Form S-8 (Registration No. 333-57997), incorporated herein by reference.

                  10.36    Individual Account Retirement Plan for Bargaining
                           Unit Employees at the Cooper Cameron Corporation
                           Grove City Facility, filed as Exhibit 4.6 to the
                           Registration Statement on Form S-8 (Registration No.
                           333-58003), incorporated herein by reference.

                  13.1 Portions of the 1998 Annual Report to Stockholders are included as an exhibit to this report and have been specifically incorporated by reference elsewhere herein.

                  21       Subsidiaries of registrant.

                  23       Consent of Independent Auditors.

                  27       Financial Data Schedule.