Form 10-Q
period 1999-03-31
COOPER CAMERON CORP
filed 1999-05-17
CIK 941548

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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


                                  713/513-3300
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

Number of shares outstanding of issuer's common stock as of April 30, 1999 was 53,286,194.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                           COOPER CAMERON CORPORATION
                       CONSOLIDATED RESULTS OF OPERATIONS


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                             -----------------------
(dollars in millions, except per share data)                                                  1999             1998
                                                                                             ------           ------
REVENUES ...............................................................................     $383.9           $426.9
                                                                                             ------           ------
COSTS AND EXPENSES
Cost of sales (exclusive of depreciation
   and amortization) ...................................................................      280.0            298.4
Depreciation and amortization ..........................................................       21.0             17.2
Selling and administrative expenses ....................................................       53.6             56.0
Interest expense........................................................................        7.3              7.2
Nonrecurring/unusual charges ...........................................................        6.2              --
                                                                                             ------           ------
                                                                                              368.1            378.8
                                                                                             ------           ------
      Income before income taxes .......................................................       15.8             48.1

Income tax provision ...................................................................       (5.0)           (14.9)
                                                                                             ------           ------
Net income .............................................................................     $ 10.8           $ 33.2
                                                                                             ======           ======
Earnings per share:
   Basic ...............................................................................     $ 0.20           $ 0.63
                                                                                             ======           ======
   Diluted .............................................................................     $ 0.20           $ 0.60
                                                                                             ======           ======








        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                      March 31,        December 31,
(dollars in millions, except shares and per share data)                                 1999               1998
                                                                                      ---------        ------------
ASSETS
Cash and cash equivalents ......................................................      $    16.5        $     21.3
Receivables, net ...............................................................          340.2             366.4
Inventories, net ...............................................................          513.5             548.1
Other ..........................................................................           28.6              30.5
                                                                                      ---------        ------------
           Total current assets ................................................          898.8             966.3
                                                                                      ---------        ------------
Plant and equipment, at cost ...................................................          942.1             938.9
Less:  accumulated depreciation ................................................         (455.5)           (448.3)
Intangibles ....................................................................          520.6             519.0
Less:  accumulated amortization ................................................         (227.4)           (225.6)
Other assets ...................................................................           81.4              73.3
                                                                                      ---------        ------------
                TOTAL ASSETS ...................................................      $ 1,760.0        $  1,823.6
                                                                                      =========        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long-term debt ...........................................      $    50.6        $     49.6
Accounts payable and accrued liabilities .......................................          403.1             453.6
Accrued income taxes ...........................................................           31.2              26.6
                                                                                      ---------        ------------
           Total current liabilities ...........................................          484.9             529.8
                                                                                      ---------        ------------
Long-term debt .................................................................          359.7             364.4
Postretirement benefits other than pensions ....................................           70.8              73.9
Deferred income taxes ..........................................................           51.8              51.1
Other long-term liabilities ....................................................           23.7              24.1
                                                                                      ---------        ------------
           Total liabilities ...................................................          990.9           1,043.3
                                                                                      ---------        ------------
Stockholders' Equity:
    Common stock, par value $.01 per share, 150,000,000 shares authorized,
        53,278,157 shares issued (53,259,620 at
        December 31, 1998) .....................................................             .5                .5
    Capital in excess of par value .............................................          882.6             883.6
    Retained deficit (including $441.0 charge on June 30, 1995
        related to goodwill impairment) ........................................         (110.5)           (121.3)
    Accumulated other elements of comprehensive income .........................           (3.5)             17.5
                                                                                      ---------        ------------
           Total stockholders' equity ..........................................          769.1             780.3
                                                                                      ---------        ------------
                TOTAL LIABILITIES AND STOCKHOLDERS'
                     EQUITY ....................................................      $ 1,760.0        $  1,823.6
                                                                                      =========        ============



        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                               ----------------------
(dollars in millions)                                                                           1999            1998
                                                                                               ------          ------
Cash flows from operating activities:
    Net income ...........................................................................     $ 10.8          $ 33.2
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation .................................................................       16.1            13.2
            Amortization .................................................................        4.9             4.0
            Deferred income taxes ........................................................       (4.1)            1.2
    Changes in assets and liabilities, net of translation and effects of acquisitions:
            Receivables ..................................................................       20.8            57.1
            Inventories ..................................................................       26.2           (52.2)
            Accounts payable and accrued liabilities .....................................      (37.0)           (4.7)
            Other assets and liabilities, net ............................................      (12.8)            3.2
                                                                                               ------          ------
                    Net cash provided by operating
                        activities .......................................................       24.9            55.0
                                                                                               ------          ------

Cash flows from investing activities:
    Capital expenditures and proceeds from
        sales of plant and equipment, net ................................................      (25.5)          (25.3)
    Acquisitions .........................................................................        --             (6.2)
                                                                                               ------          ------
                    Net cash used for investing activities ...............................      (25.5)          (31.5)
                                                                                               ------          ------

Cash flows from financing activities:
    Loan borrowings (repayments), net ....................................................        (.4)           27.6
    Purchase of treasury stock ...........................................................         --           (36.1)
    Activity under stock option plans and other ..........................................       (2.6)            3.0
                                                                                               ------          ------
                    Net cash used for financing activities ...............................       (3.0)           (5.5)
                                                                                               ------          ------

Effect of translation on cash ............................................................       (1.2)             .2
                                                                                               ------          ------
Increase (decrease) in cash and cash equivalents .........................................       (4.8)           18.2
                                                                                               ------          ------
Cash and cash equivalents, beginning of period ...........................................       21.3            11.6
                                                                                               ------          ------
Cash and cash equivalents, end of period .................................................     $ 16.5          $ 29.8
                                                                                               ======          ======



        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Adjustments

         The financial information presented as of March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998 has been prepared from the books and records without audit. Financial information as of December 31, 1998 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1998.


Note 2. Nonrecurring/unusual charges

         During the first quarter of 1999, all four segments of the Company incurred additional charges relating to various cost reduction initiatives started in 1998. These charges, which totaled $6.2 million ($4.2 million, net of taxes), covered the severance of additional employees during 1999 as well as the continuation of facility closure and restructuring costs arising from actions begun last year. The cash flow effect of these actions during the quarter, including disbursements made relating to items expensed in 1998, totaled approximately $9.3 million.

         Cameron and Cooper Turbocompressor (CTC) incurred approximately $1.8 million for severance. Cooper Cameron Valves (CCV) incurred approximately $3.1 million in costs related primarily to the shut-down of a manufacturing facility and the transfer of that location's production to another facility, as well as additional one-time acquisition costs relating to the 1998 purchase of Orbit Valve International, Inc. Finally, approximately $1.3 million of costs relating to the ongoing realignment of a Cooper Energy Services (CES) manufacturing facility were recorded during the quarter.

         At March 31, 1999, the remaining accrual related to the above and previous actions amounted to $6.1 million. The majority of the spending relating to this accrual should occur during 1999, although certain costs of idle facilities are anticipated to extend beyond 1999.

Note 3.  Segments

           The segment information for the first quarter of 1998 has been revised to reflect the segment structure which the Company began reporting in connection with its adoption of SFAS No. 131, effective December 31, 1998.

(dollars in millions)                                        For the Quarter Ended March 31, 1999
                                      -----------------------------------------------------------------------------
                                                                                            Corporate
                                       Cameron       CCV          CES          CTC          & Other    Consolidated
                                      -----------------------------------------------------------------------------
Revenues ........................      $ 227.6       $ 54.0       $ 77.6       $ 24.7       $      --    $ 383.9
                                       =======       ======       ======       ======       ==========   =======
Income (loss) before taxes ......      $  31.6       $  --        $ (9.1)      $  3.6       $    (10.3)  $ 15.8
                                       =======       ======       ======       ======       ==========   =======


(dollars in millions)                                        For the Quarter Ended March 31, 1998
                                      -----------------------------------------------------------------------------
                                                                                            Corporate
                                       Cameron       CCV          CES          CTC          & Other    Consolidated
                                      -----------------------------------------------------------------------------
Revenues ........................      $ 241.7       $ 63.7       $ 91.6       $ 29.9       $     --     $ 426.9
                                       =======       ======       ======       ======       ==========   =======

Income (loss) before taxes ......      $  41.8       $ 11.4       $ (0.8)      $  6.0       $   (10.3)   $  48.1
                                       =======       ======       ======       ======       ==========   =======


Note 4.  Inventories

                                                                                March 31,         December 31,
(dollars in millions)                                                             1999                1998
                                                                                ---------         ------------
Raw materials ............................................................      $    56.6         $       60.3
Work-in-process ..........................................................          204.6                205.9
Finished goods, including parts and subassemblies ........................          332.5                364.9
Perishable tooling and supplies ..........................................            3.3                  3.5
                                                                                ---------         ------------
                                                                                    597.0                634.6
Allowances ...............................................................          (83.5)               (86.5)
                                                                                ---------         ------------
Net inventories ..........................................................      $   513.5         $      548.1
                                                                                =========         ============


Note 5.  Retained Deficit

         While the Company has a retained deficit, it is able to declare and pay dividends from a current year's earnings, as well as from the net of capital in excess of par value less the retained deficit. Accordingly, at March 31, 1999, the Company had approximately $772.1 million from which dividends could be paid.

Note 6.  Comprehensive Income

         The amount of comprehensive income (loss) for each of the three-month periods ended March 31, 1999 and 1998 and the components of accumulated other elements of comprehensive income at March 31, 1999 and December 31, 1998 are as follows:

                                                                        Three Months            Three Months
                                                                            Ended                   Ended
(dollars in millions)                                                  March 31, 1999          March 31, 1998
                                                                       --------------          --------------
Net income per Consolidated Results of
    Operations ...................................................     $        10.8           $        33.2

Foreign currency translation gain (loss) .........................             (21.0)                     .5
                                                                       --------------          --------------
Comprehensive income (loss) ......................................     $       (10.2)          $        33.7
                                                                       ==============          ==============

(dollars in millions)                                                     March 31,             December 31,
                                                                            1999                    1998
                                                                       --------------          --------------
Amounts comprising accumulated other elements
     of comprehensive income:
        Accumulated foreign currency translation
            adjustments .............................................  $        (3.2)          $        17.8
        Accumulated adjustments to record
            minimum pension liabilities .............................            (.3)                    (.3)
                                                                       --------------          --------------
                Accumulated other elements of
                    comprehensive income ............................  $        (3.5)          $        17.5
                                                                       ==============          ==============


Note 7.  Treasury Locks

         During March 1999, the Company entered into interest rate swaps with various financial institutions to effectively convert $175 million of outstanding floating rate debt to fixed rate debt. This transaction replaced the existing treasury locks, or forward rate agreements. The Company paid $8.2 million to the counterparties to the treasury locks in connection with the termination of these agreements. This payment will be amortized to interest expense over the 10-year life of the newly-entered-into interest rate swaps, resulting in a total weighted average interest rate of 6.46% (including the Company's normal spread over LIBOR which is currently .15%) on the $175 million.

Note 8.  Earnings Per Share

         The weighted average number of common shares (utilized for the basic earnings per share presentation) and common stock equivalents outstanding for each period presented were as follows:


                                                                                               Three Months
                                                                                                  Ended
                                                                                                 March 31,
                                                                                              ---------------
(amounts in millions)                                                                         1999       1998
                                                                                              ----       ----
Average shares outstanding ...............................................................    53.3       52.4
Common stock equivalents .................................................................      .9        3.2
                                                                                              ----       ----
Number of shares utilized in diluted
    earnings per share calculation .......................................................    54.2       55.6
                                                                                              ====       ====

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         In addition to the historical data contained herein, this document includes forward-looking statements regarding the future revenues, capital expenditures and profitability of the Company made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those described in forward-looking statements. Such statements are based on current expectations of the Company's performance and are subject to a variety of factors, not under the control of the Company, which can affect the Company's results of operations, liquidity or financial condition. Such factors may include overall demand for the Company's products; changes in the price of (and demand for) oil and natural gas in both domestic and international markets; political and social issues affecting the countries in which the Company does business; fluctuations in currency markets worldwide; and variations in global economic activity. In particular, current and projected oil and natural gas prices directly affect customer's spending levels and their related purchases of the Company's products and services; as a result, changes in price expectations may impact the Company's financial results due to changes in cost structure, staffing or spending levels.

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


FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

         Cooper Cameron Corporation had net income of $10.8 million, or $.20 per share, for the first quarter of 1999, compared to $33.2 million, or $.60 per share, for the same period in 1998 with declines in earnings in all four segments. (All per share amounts are based on diluted shares.) Included in the first quarter 1999 results were $4.2 million, or $.08 per share, in after-tax nonrecurring/unusual charges ($6.2 million pre-tax).

         Of the $6.2 million, approximately $2 million covered severance for employees in all four segments. The remaining costs related to the previously announced shutdown of a Cooper Cameron Valves' (CCV) manufacturing facility and realignment of a Cooper Energy Services (CES) facility, plus additional costs related to the Company's April 1998 acquisition of Orbit Valve International, Inc. (Orbit Valve). Approximately $3 million remains to be expensed, under existing accounting rules, regarding the above actions. See Note 2 of the Notes to Consolidated Financial Statements for further information regarding these nonrecurring/unusual charges.

REVENUES

         Revenues for the first quarter of 1999 totaled $383.9 million, a decrease of 10% from the $426.9 million in the first quarter of 1998. First quarter 1999 revenues included Orbit Valve, which was acquired on April 2, 1998. Excluding the effect of this acquisition, revenues declined by 13%, with weakness in all four segments of the Company.

         Revenues for Cameron totaled $227.6 million, a decrease of 6% from first quarter 1998 revenues of $241.7 million. Revenues decreased in surface and subsea products, while drilling products increased significantly. Drilling and subsea product revenues were heavily influenced by major project orders booked in previous periods, while surface products, which have a shorter delivery cycle and respond more quickly to changes in orders, reflected the current low levels of activity in this market area. On a geographical basis, revenues declined in the Asia/Pacific region, were relatively flat in the Eastern Hemisphere, and increased in the Western Hemisphere as the result of drilling product shipments for deep-water projects in the Gulf of Mexico.

         CCV's revenues of $54.0 million declined by 15% from the $63.7 million in the first quarter of 1998. Excluding the effect of the Orbit Valve acquisition, revenues decreased by 37%. The weakness in revenues was particularly evident in oilfield distributor products, where customers have excess inventories to be worked off before new orders will be placed with CCV.

         Revenues for CES of $77.6 million declined by 15% from the $91.6 million in the first quarter of 1998. The energy-related markets served by this segment remained very competitive in the first quarter, with industry-wide overcapacity. The most significant revenue decline was in gas turbine and compressor projects, where a lack of new major project orders during nearly all of 1998 limited first quarter revenues. Aftermarket parts sales also declined from the first quarter of 1998.

         CTC had revenues of $24.7 million, or a decrease of 17% from $29.9 million in the first quarter of 1998. This decline was across all lines of the business, but was most significant in the smaller plant air applications. The continued low activity levels for products sold directly to Southeast Asian markets was the most notable factor in the results for the first quarter of 1999. As a secondary effect, stagnant growth in the Asian markets has also caused industrial development projects in other parts of the world to be pushed out and, when undertaken, to be more price competitive.

COSTS AND EXPENSES

         While revenues decreased $43.0 million in comparison to the first quarter of 1998, cost of sales (exclusive of depreciation and amortization) only decreased $18.4 million, leading to a gross margin shortfall of $24.6 million and an overall gross margin percentage (defined as revenues less cost of sales as percentage of revenues) decline of three percentage points. This result is discussed below in more detail for each segment.

         Cameron's gross margin percentage was 30.4% in the first quarter of 1999, compared to 33.0% for the same period in 1998. This decrease resulted from the significant increase in relatively lower-margin drilling product revenues and the decrease in higher-margin surface products. Pricing pressure, which began to increase late in 1998, continued in the first quarter of 1999, but the effect on first quarter results was minimized by shipments from backlog at favorable pricing levels. Providing a partial offset were the benefits of various ongoing cost reductions.

         CCV's gross margin percentage decreased from 31.4% in the first quarter of 1998 to 28.2% in the first quarter of 1999, in spite of the favorable effect of the higher-margin Orbit Valve products. This decline was caused by pricing pressure and manufacturing period cost reductions which were unable to keep pace with the rapid revenue decline.

         The gross margin percentage for CES declined from 19.8% in the first quarter of 1998 to 13.7% in the first quarter of 1999. Pricing pressure throughout the business, cost reductions that could not keep pace with the revenue decline, and weakness in the higher-margin parts business were the primary factors contributing to this decrease. Management is continuing to evaluate alternatives for correcting this trend.

         CTC's gross margin percentage was 35.4% in the first quarter of 1999, unchanged from the year earlier level. Pricing pressure intensified during 1998 and continued during the first quarter of 1999, as competitors became more aggressive with the continued absence of orders from Southeast Asia, but was offset by favorable pricing on first quarter shipments from backlog and cost reduction initiatives.

         Depreciation and amortization expense increased by $3.8 million, from $17.2 million in the first quarter of 1998 to $21.0 million in the first quarter of 1999. This increase was primarily due to higher capital spending during 1998 in Cameron and the Orbit Valve acquisition in CCV.

         Selling and administrative expenses decreased by $2.4 million, or 4%, from $56.0 million in the first quarter of 1998 to $53.6 million in the first quarter of 1999. Cameron and CES decreased by $4.2 million and $.9 million, respectively, due to cost reductions in response to revenue declines. CCV increased by $2.7 million from the Orbit Valve acquisition, partially offset by cost reductions in the remainder of the business.

         Reflecting the various factors discussed above, operating income (defined as earnings before nonrecurring/unusual charges, corporate expenses, interest, and taxes) totaled $32.3 million, a decrease of $26.1 million from the first quarter of 1998. Cameron decreased from $41.8 million to $33.2 million, CCV declined from $11.4 million to $3.1 million, a loss for CES increased from $(.8) million to $(7.8) million, and CTC declined from $6.0 million to $3.8 million.

         Interest expense was $7.3 million in the first quarter of 1999, an increase of $.1 million from the same period in 1998, as a slightly higher average debt level was nearly offset by a lower average interest rate. The unfavorable effect on debt from the Orbit Valve acquisition and increased capital spending during 1998 were partially offset by working capital reductions.

         Income taxes were $5.0 million in the first quarter of 1999, a decrease of $9.9 million from the first quarter of 1998 due to lower earnings, partially offset by a slight increase in the effective tax rate. The Company's effective tax rate increased to 32.0% in the first quarter of 1999 from 31.0% in the first quarter of 1998, mainly due to a change in the mix of domestic and foreign earnings.

CASH FLOW, LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

         During the first three months of 1999, the Company generated approximately $24.9 million of cash from operating activities, a 55% decline from the first quarter of 1998. This decline was almost entirely attributable to the lower income level described previously, which affected all segments. Improved working capital levels, primarily at Cameron, were largely offset by the payment the Company made in March to convert its treasury lock agreements into long-term interest rate swap agreements (see Note 7 of the Notes to Consolidated Financial Statements).

         The cash generated from operations for the first quarter of 1999 was utilized primarily to fund $27.1 million of capital expenditures, approximately 67% and 26% of which were incurred by Cameron and CES, respectively. The majority of capital expenditures to be incurred during the first half of 1999 relate to projects committed to during 1998. Capital expenditures during the second half of 1999 are expected to decline significantly from the first half of the year and from the corresponding period in the prior year. First quarter capital expenditures were partially offset with $1.6 million of proceeds from sales of plant and equipment.

         In addition to the above, cash payments for financing activities of $3.0, over half of which related to capital lease payments, and a stronger U.S. dollar, which had a negative effect of $1.2 million on the translation of foreign-denominated cash balances, combined to result in a total reduction in cash of $4.8 million for the three months ended March 31, 1999.

YEAR 2000

         The Company has in place a program dating back to 1997, which is designed to address the ability of the Company's worldwide internal business, financial, engineering, manufacturing, facility and other systems (including date-sensitive equipment as well as computer hardware and software) to handle transactions beyond 1999. Where necessary, such systems are being modified or replaced in an attempt to ensure that they are "Year 2000 compliant". The Company currently estimates that the overall project is over 90% complete and that the remaining testing and remediation will be completed by the middle of 1999. Estimated costs for the project, excluding internal personnel costs, are approximately $2.4 million, of which nearly half had been spent through March 31, 1999. This total includes new capital assets that are required because of Year 2000 issues. All non-capital costs are being expensed as incurred.

         The Company has completed inventories of its date-sensitive operating systems and has upgraded and satisfactorily tested virtually all core operating systems for Year 2000 (Y2K) compliance. The Company is also in the process of taking corrective action, where necessary, to deal with certain desktop PCs, servers and network equipment that have been identified as not being Y2K compliant, as well as non-compliant manufacturing equipment (such as machine tools and calibration/measuring devices) and facility control systems (e.g. cooling/environmental controls, elevators, electronic locks, etc.) and anticipates completion by June 30, 1999. In most cases, compliance will be obtained through vendor supplied upgrades or replacement.

         A second phase of the Company's Year 2000 program involves the products that the Company produces and sells. Although the nature of the Company's products does not involve a significant number of date-sensitive components, the Company believes that all products currently being sold will perform properly beyond the year 1999. The Company is currently working with customers on an individual basis to help them ensure that products purchased prior to 1998 will also perform properly beyond 1999.

         The third phase of the Company's Year 2000 program involves third-party vendors and suppliers who provide materials and components utilized in the products which the Company sells, as well as those such as banks, utilities, insurance companies, etc. who provide services the Company directly or indirectly relies on. The Company has contacted each of its key third party vendors and suppliers and has received close to 100% response from each regarding the status of their internal Y2K programs. Based on these responses, the Company has further identified those vendors which are considered to be critical, sole-source vendors and those who have been deemed as providing products which are considered to be of "high risk" for non-Y2K compliance. Each of these vendors have been asked to provide additional assurances that their products are Y2K compliant. To date, responses have been received from the vast majority and the Company is currently in the process of following up with those vendors who have not yet responded or those whose response was considered unsatisfactory. Contingency plans will be developed in the event a vendor is considered to be unable to provide compliant products or services on or after January 1, 2000.

         The Company realizes that even with complete Y2K testing and compliance of all its business systems and sites, possible situations could occur that would require activation of contingency plans. Accordingly, a contingency planning process is underway based on the Company's global risk analysis and industry standard priority definitions to ensure that in the event of a Y2K-related interruption, business activities can be restored as quickly as possible. This contingency planning process will be completed by September 30, 1999.

         The Company's Year 2000 program is being reviewed and monitored on a proactive basis by the Company's senior management as well as the Board of Directors. Due to the complexity of the problem and the necessary reliance on parties and factors which may be outside the control of or currently unknown to the Company, complete Year 2000 compliance cannot be guaranteed. However, based on information currently available, the Company believes it will achieve a level of compliance such that any unforeseen problems will not have a material adverse effect on the Company's results of operations, liquidity or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         See Note 7 of the Notes to Consolidated Financial Statements in Part I,
Item 1, for information on significant changes since December 31, 1998 in the Company's exposure to market risk from its current holdings of financial instruments.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27 - Financial Data Schedule.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the three months ended March 31, 1999.



                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Cooper Cameron Corporation
                                                           (Registrant)



Date             May 14, 1999                     /s/ THOMAS R. HIX
         ---------------------------            --------------------------------
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