Form 10-Q
period 1999-06-30
COOPER CAMERON CORP
filed 1999-08-12
CIK 941548

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

Number of shares outstanding of issuer's common stock as of July 30, 1999 was 53,657,770.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           COOPER CAMERON CORPORATION
                       CONSOLIDATED RESULTS OF OPERATIONS





                                            Three Months               Six Months
                                               Ended                     Ended
                                              June 30,                  June 30,
(dollars in millions, except per share data)    1999        1998(1)       1999        1998(1)
                                             ----------   ----------   ----------   ----------

REVENUES ...............................     $    385.0   $    502.7   $    769.0   $    929.6
                                             ----------   ----------   ----------   ----------

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation
   and amortization) ...................          285.7        348.9        565.8        647.2
Depreciation and amortization ..........           21.2         18.1         42.1         35.2
Selling and administrative expenses ....           51.0         61.4        104.6        117.5
Interest expense .......................            7.5          9.0         14.8         16.2
Nonrecurring/unusual charges ...........            5.8           --         12.0           --
                                             ----------   ----------   ----------   ----------

                                                  371.2        437.4        739.3        816.1
                                             ----------   ----------   ----------   ----------

      Income before income taxes .......           13.8         65.3         29.7        113.5

Income tax provision ...................           (4.7)       (20.2)        (9.8)       (35.2)
                                             ----------   ----------   ----------   ----------

Net income .............................     $      9.1   $     45.1   $     19.9   $     78.3
                                             ==========   ==========   ==========   ==========

Earnings per share:
   Basic ...............................     $     0.17   $     0.86   $     0.37   $     1.49
                                             ==========   ==========   ==========   ==========
   Diluted .............................     $     0.17   $     0.81   $     0.36   $     1.41
                                             ==========   ==========   ==========   ==========



(1) Includes the revenues and earnings of Orbit Valve from April 3, 1998.



        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                            June 30,      December 31,
(dollars in millions, except shares and per share data)                       1999            1998
                                                                           ----------     ------------
ASSETS
Cash and cash equivalents ............................................     $     12.5      $     21.3
Receivables, net .....................................................          310.4           366.4
Inventories, net .....................................................          475.1           548.1
Other ................................................................           28.8            30.5
                                                                           ----------      ----------
           Total current assets ......................................          826.8           966.3
                                                                           ----------      ----------
Plant and equipment, at cost .........................................          942.7           938.9
Less:  accumulated depreciation ......................................         (460.8)         (448.3)
Intangibles ..........................................................          517.7           519.0
Less:  accumulated amortization ......................................         (230.3)         (225.6)
Other assets .........................................................           83.4            73.3
                                                                           ----------      ----------
                TOTAL ASSETS .........................................     $  1,679.5      $  1,823.6
                                                                           ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long-term debt .................................     $     60.6      $     49.6
Accounts payable and accrued liabilities .............................          364.9           453.6
Accrued income taxes .................................................           32.9            26.6
                                                                           ----------      ----------
           Total current liabilities .................................          458.4           529.8
                                                                           ----------      ----------
Long-term debt .......................................................          312.3           364.4
Postretirement benefits other than pensions ..........................           67.8            73.9
Deferred income taxes ................................................           51.7            51.1
Other long-term liabilities ..........................................           22.0            24.1
                                                                           ----------      ----------
           Total liabilities .........................................          912.2         1,043.3
                                                                           ----------      ----------
Stockholders' Equity:
    Common stock, par value $.01 per share, 150,000,000 shares authorized, 53,391,774 shares issued (53,259,620 at
        December 31, 1998) ...........................................             .5              .5
    Capital in excess of par value ...................................          883.6           883.6
    Retained deficit (including $441.0 charge on June 30, 1995
        related to goodwill impairment) ..............................         (101.4)         (121.3)
    Accumulated other elements of comprehensive income ...............          (15.4)           17.5
                                                                           ----------      ----------
           Total stockholders' equity ................................          767.3           780.3
                                                                           ----------      ----------
                TOTAL LIABILITIES AND STOCKHOLDERS'
                     EQUITY ..........................................     $  1,679.5      $  1,823.6
                                                                           ==========      ==========



        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Three Months                Six Months
                                                                    Ended                       Ended
                                                                   June 30,                    June 30,
(dollars in millions)                                         1999          1998          1999          1998
                                                            --------      --------      --------      --------
Cash flows from operating activities:
    Net income ........................................     $    9.1      $   45.1      $   19.9      $   78.3
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation ..............................         16.2          13.6          32.2          26.8
            Amortization ..............................          5.0           4.5           9.9           8.4
            Deferred income taxes .....................         (7.2)         10.6         (11.3)         11.8
    Changes in assets and liabilities, net of
        translation and effects of acquisitions:
            Receivables ...............................         26.6         (44.1)         47.4          13.0
            Inventories ...............................         34.9          (7.8)         61.2         (60.0)
            Accounts payable and accrued liabilities ..        (27.3)        (26.5)        (64.4)        (31.1)
            Other assets and liabilities, net .........         (7.8)          5.9         (20.5)          9.2
                                                            --------      --------      --------      --------
             Net cash provided by operating
                 activities ...........................         49.5           1.3          74.4          56.4
                                                            --------      --------      --------      --------

Cash flows from investing activities:
    Capital expenditures and proceeds from
        sales of plant and equipment, net .............        (17.0)        (30.3)        (42.5)        (55.5)
    Acquisitions ......................................           --         (83.9)           --         (90.2)
                                                            --------      --------      --------      --------
             Net cash used for investing activities ...        (17.0)       (114.2)        (42.5)       (145.7)
                                                            --------      --------      --------      --------

Cash flows from financing activities:
    Loan borrowings (repayments), net .................        (37.3)         94.1         (37.7)        121.7
    Purchase of treasury stock ........................           --            --            --         (36.1)
    Activity under stock option plans and other .......         (1.6)          4.1          (4.2)          7.1
                                                            --------      --------      --------      --------
             Net cash provided by (used for)
                 financing activities .................        (38.9)         98.2         (41.9)         92.7
                                                            --------      --------      --------      --------

Effect of translation on cash .........................          2.4           (.1)          1.2            --
                                                            --------      --------      --------      --------
Increase (decrease) in cash and cash equivalents ......         (4.0)        (14.8)         (8.8)          3.4
                                                            --------      --------      --------      --------
Cash and cash equivalents, beginning of period ........         16.5          29.8          21.3          11.6
                                                            --------      --------      --------      --------
Cash and cash equivalents, end of period ..............     $   12.5      $   15.0      $   12.5      $   15.0
                                                            ========      ========      ========      ========

        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Adjustments

         The financial information presented as of June 30, 1999 and for the three- and six-month periods ended June 30, 1999 and 1998 has been prepared from the books and records without audit. Financial information as of December 31, 1998 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1998.


Note 2.  Nonrecurring/unusual charges

         During the first half of 1999, all four segments of the Company incurred additional charges relating to various cost reduction initiatives, most of which were started in 1998. These charges, which totaled $12.0 million ($8.0 million, net of taxes), mostly covered the severance of additional employees during 1999 as well as continuation of facility closure and restructuring costs arising from actions begun last year. The cash flow effect of these actions during the six months to date, including disbursements made relating to items expensed in 1998, totaled approximately $14.9 million.

         Cameron and Cooper Turbocompressor (CTC) incurred approximately $4.6 million, primarily for employee severance, including employees notified in connection with the Company's recent decision to close its Austrian manufacturing facility, which was a part of Cameron's 1996 acquisition of Ingram Cactus. Cooper Cameron Valves (CCV) incurred approximately $4.1 in costs related primarily to the shut-down of it's Missouri City, Texas manufacturing facility and the transfer of that location's production to another facility, as well as additional one-time acquisition costs relating to the 1998 purchase of Orbit Valve International, Inc. Finally, approximately $3.3 million of costs relating to the ongoing realignment of Cooper Energy Services (CES) manufacturing facilities, as well as employee severance associated with the closure of a small facility in Europe, were recorded during the year-to-date period.

         See Management's Discussion and Analysis for information regarding additional charges that will be recorded in the third quarter of 1999.

Note 3.  Segments

           The segment information for 1998 has been revised to reflect the segment structure which the Company began reporting in connection with its adoption of Statement of Financial Accounting Standards (SFAS) No. 131, effective December 31, 1998.


(dollars in millions)                                             For the Three Months Ended June 30, 1999
                                      -------------------------------------------------------------------------------------------
                                                                                                     Corporate
                                         Cameron           CCV            CES            CTC          & Other       Consolidated
                                      -------------------------------------------------------------------------------------------
Revenues ..........................     $    211.6     $     58.7     $     84.2      $     30.5     $       --      $    385.0
                                        ==========     ==========     ==========      ==========     ==========      ==========

Income (loss) before taxes ........     $     23.3     $      3.3     $     (7.0)     $      5.4     $    (11.2)     $     13.8
                                        ==========     ==========     ==========      ==========     ==========      ==========


(dollars in millions)                                             For the Six Months Ended June 30, 1999
                                      -------------------------------------------------------------------------------------------
                                                                                                     Corporate
                                         Cameron           CCV            CES            CTC          & Other       Consolidated
                                      -------------------------------------------------------------------------------------------
Revenues ..........................     $    439.2     $    112.8     $    161.9      $     55.1     $       --      $    769.0
                                        ==========     ==========     ==========      ==========     ==========      ==========

Income (loss) before taxes ........     $     54.9     $      3.2     $    (16.0)     $      9.0     $    (21.4)     $     29.7
                                        ==========     ==========     ==========      ==========     ==========      ==========



(dollars in millions)                                             For the Three Months Ended June 30, 1998
                                      -------------------------------------------------------------------------------------------
                                                                                                     Corporate
                                         Cameron           CCV            CES            CTC          & Other       Consolidated
                                      -------------------------------------------------------------------------------------------
Revenues ..........................     $    259.0     $     87.6     $    114.3      $     41.8     $       --      $    502.7
                                        ==========     ==========     ==========      ==========     ==========      ==========

Income (loss) before taxes ........     $     48.0     $     16.2     $      4.3      $      9.3     $    (12.5)     $     65.3
                                        ==========     ==========     ==========      ==========     ==========      ==========



(dollars in millions)                                             For the Six Months Ended June 30, 1998
                                      -------------------------------------------------------------------------------------------
                                                                                                     Corporate
                                         Cameron           CCV            CES            CTC          & Other       Consolidated
                                      -------------------------------------------------------------------------------------------
Revenues ..........................     $    500.7     $    151.3     $    206.0      $     71.6     $       --      $    929.6
                                        ==========     ==========     ==========      ==========     ==========      ==========

Income (loss) before taxes ........     $     89.8     $     27.6     $      3.6      $     15.3     $    (22.8)     $    113.5
                                        ==========     ==========     ==========      ==========     ==========      ==========



Note 4.  Inventories


                                                                            June 30,      December 31,
(dollars in millions)                                                         1999            1998
                                                                           ----------     ------------
Raw materials ........................................................     $     51.7      $     60.3
Work-in-process ......................................................          195.9           205.9
Finished goods, including parts and subassemblies ....................          314.0           364.9
Perishable tooling and supplies ......................................            3.2             3.5
                                                                           ----------      ----------
                                                                                564.8           634.6
Allowances ...........................................................          (89.7)          (86.5)
                                                                           ----------      ----------

Net inventories ......................................................     $    475.1      $    548.1
                                                                           ==========      ==========

Note 5.  Retained Deficit

         While the Company has a retained deficit, it is able to declare and pay dividends from a current year's earnings, as well as from the net of capital in excess of par value less the retained deficit. Accordingly, at June 30, 1999, the Company had approximately $782.2 million from which dividends could be paid.


Note 6.  Comprehensive Income

         The amount of comprehensive income (loss) for each of the three- and six-month periods ended June 30, 1999 and 1998 and the components of accumulated other elements of comprehensive income at June 30, 1999 and December 31, 1998 are as follows:


                                               Three Months           Six Months
                                                  Ended                 Ended
(dollars in millions)                            June 30,              June 30,
                                             ----------------      ----------------
                                             1999       1998        1999      1998
                                             -----      -----      -----      -----
Net income per Consolidated Results of
    Operations .........................     $ 9.1      $45.1     $ 19.9      $78.3

Foreign currency translation loss ......     (11.9)       (.6)     (32.9)       (.1)
                                             -----      -----      -----      -----

Comprehensive income (loss) ............     $(2.8)     $44.5     $(13.0)     $78.2
                                             =====      =====      =====      =====


(dollars in millions)                                June 30,    December 31,
                                                       1999          1998
                                                     --------    ------------
Amounts comprising accumulated other elements of
   comprehensive income:
        Accumulated foreign currency translation
            adjustments ........................     $  (15.1)     $   17.8
        Accumulated adjustments to record
            minimum pension liabilities ........          (.3)          (.3)
                                                     --------      --------

                Accumulated other elements of
                    comprehensive income .......     $  (15.4)     $   17.5
                                                     ========      ========


Note 7.  Treasury Locks

         During March 1999, the Company entered into interest rate swaps with various financial institutions to effectively convert $175 million of outstanding floating rate debt to fixed rate debt. This transaction replaced the existing treasury locks, or forward rate agreements. The Company paid $8.2 million to the counterparties to the treasury locks in connection with the termination of these agreements. This payment is being amortized to interest expense over the 10-year life of the newly-entered-into interest rate swaps, resulting in a total weighted average interest rate of 6.46% (including the Company's normal spread over LIBOR, which is currently .15%) on the $175 million.


Note 8.  Earnings Per Share

         The weighted average number of common shares (utilized for the basic earnings per share presentation) and common stock equivalents outstanding for each period presented were as follows:



                                                  Three Months               Six Months
                                                     Ended                     Ended
                                                    June 30,                  June 30,
(amounts in millions)                          1999         1998         1999         1998
                                             --------     --------     --------     --------
Average shares outstanding .............         53.3         52.7         53.3         52.6
Common stock equivalents ...............          1.7          3.0          1.3          3.1
                                             --------     --------     --------     --------

Number of shares utilized in diluted
    earnings per share calculation .....         55.0         55.7         54.6         55.7
                                             ========     ========     ========     ========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


         In addition to the historical data contained herein, this document includes forward-looking statements regarding the future revenues, capital expenditures, nonrecurring/unusual charges, and profitability of the Company, as well as expectations regarding savings from future restructuring activities, made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those described in forward-looking statements. Such statements are based on current expectations of the Company's performance and are subject to a variety of factors, not under the control of the Company, which can affect the Company's results of operations, liquidity or financial condition. Such factors may include overall demand for the Company's products; changes in the price of (and demand for) oil and gas in both domestic and international markets; political and social issues affecting the countries in which the Company does business; fluctuations in currency markets worldwide; and variations in global economic activity. In particular, current and projected oil and gas prices directly affect customers' spending levels and their related purchases of the Company's products and services; as a result, changes in price expectations may lead to changes in the Company's financial results.

         Because the information herein is based solely on data currently available, it is subject to change as a result of changes in conditions such as those described above, and should not therefore be viewed as assurance regarding the Company's future performance. Additionally, the Company is not obligated to make public indication of such changes unless required under applicable disclosure rules and regulations.


SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998

         Cooper Cameron Corporation had net income of $9.1 million, or $.17 per share, for the second quarter of 1999, compared to $45.1 million, or $.81 per share, for the same period in 1998, with a decline in earnings in all four segments. (All per share amounts are based on diluted shares.) Included in the second quarter 1999 results were $3.8 million, or $.07 per share, in after-tax nonrecurring/unusual charges ($5.8 million pre-tax).

         Of the $5.8 million, approximately $3 million covered severance for employees in all four segments. The remaining costs related to the previously announced shutdown of Cooper Cameron Valves (CCV) Missouri City, Texas manufacturing facility and realignment of Cooper Energy Services (CES) facilities. See Note 2 of the Notes to Consolidated Financial Statements for further information regarding these nonrecurring/unusual charges.

         Late in the second quarter, the Company announced several potential actions involving its CES business that would further reduce costs, realign several functions and better utilize Company-wide manufacturing capacity. Actions being considered included the closure of CES's Grove City, Pennsylvania foundry and manufacturing operations and the relocation of certain Reciprocating Products aftermarket, parts and manufacturing operations from Mt. Vernon, Ohio to existing facilities in Oklahoma and Texas. Due to ongoing discussions with labor representatives, final decisions were not made and announced until late July. As a result, the charges associated with these actions, which are currently anticipated to aggregate approximately $40 million, including $15-20 million of non-cash facility writedowns, will be recorded starting in the third quarter of 1999 and, for those costs that are required to be recognized as incurred, through as long as the second quarter of 2000. The Company currently anticipates that, when fully implemented, all of these actions should generate approximately $9 million per year in savings.

REVENUES

         Revenues for the second quarter of 1999 totaled $385.0 million, a decrease of 23% from the $502.7 million in the second quarter of 1998, with declines in all four segments.

         Revenues for Cameron totaled $211.6 million, a decrease of 18% from the second quarter 1998 revenues of $259.0 million. Revenues decreased in surface and subsea products, while drilling products increased. Drilling and subsea product revenues were heavily influenced by major project orders booked in previous periods, while surface products, which have a shorter delivery cycle and respond more quickly to changes in orders, reflected the current low levels of activity in this market area. On a geographical basis, revenues declined in the Asia-Pacific and Eastern Hemisphere regions, and were relatively flat in the Western Hemisphere, as drilling product shipments for deep-water projects in the Gulf of Mexico offset weaker surface product activity.

         CCV's revenues of $58.7 million declined by 33% from the $87.6 million in the second quarter of 1998. The weakness in revenues was particularly evident in oilfield distributor products, where customers have excess inventories to be worked off before new orders will be placed with CCV, and in pipeline valves, where major projects have been delayed. On a geographical basis, the Asia-Pacific region and Latin America were particularly weak.

         Revenues for CES of $84.2 million declined by 26% from the $114.3 million in the second quarter of 1998, with shortfalls in all product lines. The energy-related markets served by this segment remained very competitive in the second quarter, with industry-wide over capacity. The most significant revenue decline was in gas turbine and compressor projects, where a lack of major project orders during 1998 limited 1999 revenues.

         Cooper Turbocompressor (CTC) had revenues of $30.5 million, or a decrease of 27% from $41.8 million in the second quarter of 1998. The most significant decline was in process air machines, where the second quarter of 1998 was a record shipment quarter. Large air separation customers have delayed placing new orders for the last several quarters, and the overall low activity level for products sold directly to Southeast Asian markets continued to be a factor during the quarter. As a secondary effect, stagnant growth in the Asian markets has also caused industrial development projects in other parts of the world to be pushed out and, when undertaken, to be more price competitive.

COSTS AND EXPENSES

         While revenues decreased $117.7 million in comparison to the second quarter of 1998, cost of sales (exclusive of depreciation and amortization) decreased only $63.2 million, leading to a gross margin shortfall of $54.5 million. As a result, the gross margin percentage (defined as revenues less cost of sales as a percentage of revenues) declined by 4.8 percentage points. This result is discussed below in more detail for each segment.

         Cameron's gross margin percentage was 28.7% in the second quarter of 1999, compared to 33.6% for the same period in 1998. The decrease resulted from the increase in relatively lower-margin drilling product revenues and the decrease in higher-margin surface and subsea products. Pricing pressure, which began to increase late in 1998, also continued, but the effect on second quarter results was minimized by shipments from backlog at favorable pricing levels. Providing a partial offset were the benefits of various ongoing cost reductions.

         CCV's gross margin percentage decreased from 34.4% in the second quarter of 1998 to 26.8% in the second quarter of 1999. This decline was caused by increased pricing pressure, as competitors fought to retain share in the severely depressed markets, and manufacturing period cost reductions which were unable to keep pace with the rapid revenue decline.

         The gross margin percentage for CES declined from 20.2% in the second quarter of 1998 to 15.1% in the second quarter of 1999. Pricing pressure throughout the business, cost reductions that could not keep pace with the revenue decline, and weakness in the higher-margin parts business were the primary factors contributing to this decrease. Management is continuing to evaluate alternatives and implement actions to address these problems, including the actions discussed above.

         Depreciation and amortization expense increased by $3.1 million, from $18.1 million in the second quarter of 1998 to $21.2 million in the second quarter of 1999. This increase was due to higher capital spending during 1998 in Cameron.

         Selling and administrative expenses decreased by $10.4 million, or 17%, from $61.4 million in the second quarter of 1998 to $51.0 million in the second quarter of 1999. Cameron, CCV, and CES decreased by $6.7 million, $2.3 million, and $1.7 million, respectively, due to cost reductions in response to revenue declines.

         Reflecting the various factors discussed above, operating income (defined as earnings before nonrecurring/unusual charges, corporate expenses, interest and taxes) totaled $30.9 million, a decrease of $46.9 million from the second quarter of 1998. Cameron decreased from $48.0 million to $26.2 million, CCV declined from $16.2 million to $4.3 million, CES decreased from $4.3 million to a loss of $(5.0) million, and CTC declined from $9.3 million to $5.4 million.

         Interest expense was $7.5 million in the second quarter of 1999, a decrease of $1.5 million from the same period in 1998. This decline was due to a lower average debt level, achieved primarily from working capital reductions.

         Income taxes were $4.7 million in the second quarter of 1999, a decrease of $15.5 million from the second quarter of 1998, due to lower earnings, partially offset by a higher effective tax rate. The effective tax rate increased to 34.0% in the second quarter of 1999 from 31.0% in the second quarter of 1998, mainly due to a change in the mix of domestic and foreign earnings, which increased the full year rate estimate.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

The Company had net income of $19.9 million, or $.36 per share, for the six months ended June 30, 1999, compared to $78.3 million, or $1.41 per share, for the same period in 1998, with a decline in earnings in all four segments. (All per share amounts are based on diluted shares.) Included in the 1999 results were $8.0 million, or $.15 per share, in after-tax nonrecurring/ unusual charges ($12.0 million pre-tax). See Note 2 of the Notes to Consolidated Financial Statements for further information regarding these nonrecurring/unusual charges.

REVENUES

         Revenues for the six months ended June 30, 1999 totaled $769.0 million, a decrease of 17% from the $929.6 million in the first six months of 1998, with declines in all four segments.

         Revenues for Cameron totaled $439.2 million, a decrease of 12% from the first half 1998 revenues of $500.7 million. As discussed in the quarter-to-quarter comparison, revenues declined in surface and subsea products, while drilling products increased. The factors affecting these product lines were the same as discussed in the quarterly comparison. On a geographical basis, revenues declined in the Asia-Pacific and Eastern Hemisphere regions, and increased slightly in the Western Hemisphere, as drilling product shipments for deep-water projects in the Gulf of Mexico more than offset the weak surface product activity.

         CCV's revenues of $112.8 million declined by 25% from the $151.3 million in the first six months of 1998. The weakness in revenues was particularly evident in oilfield distributor products, where customers have excess inventories to be worked off before new orders will be placed with CCV, and in pipeline valves, where major projects have been delayed. On a geographical basis, the Asia-Pacific region and Latin America were particularly weak. Providing a partial offset was the Orbit Valve acquisition, which closed on April 2, 1998, resulting in six months of revenues in 1999 compared with only three months in 1998. Excluding the incremental effect of Orbit Valve, revenues declined by approximately 30%.

         Revenues for CES of $161.9 million declined by 21% from the $206.0 million in the six months ended June 30, 1998. As noted in the quarter-to-quarter discussion, the energy-related markets served by this segment remained very competitive during 1999, with industry-wide over capacity. The most significant revenue decline was in gas turbine and compressor projects, where a lack of major project orders during 1998 limited first half 1999 revenues.

         CTC had revenues of $55.1 million, a decrease of 23% from $71.6 million in the first six months of 1998. This decline was across all lines of the business, but was most significant in process air machines. The factors causing this decline were the same as those discussed in the quarter-to-quarter comparison.

COSTS AND EXPENSES

         While revenues decreased $160.6 million in comparison to the first six months of 1998, cost of sales (exclusive of depreciation and amortization) decreased only $81.4 million, leading to a gross margin shortfall of $79.2 million. As a result, the gross margin percentage (defined as revenues less cost of sales as a percentage of revenues) declined by 4.0 percentage points. This result is discussed below in more detail for each segment.

         Cameron's gross margin percentage was 29.6% in the six months ended June 30, 1999, compared to 33.3% for the same period in 1998. The decrease resulted from the same factors discussed in the quarterly comparison.

         CCV's gross margin percentage decreased from 33.1% in the first six months of 1998 to 27.5% in the first six months of 1999, in spite of the favorable effect of the higher margin Orbit Valve products. This decline was caused by the same factors included in the quarter-to-quarter discussion.

         The gross margin percentage for CES declined from 20.0% in the first six months of 1998 to 14.5% in the same period of 1999. As discussed in the quarterly comparison, pricing pressure throughout the business, cost reductions that could not keep pace with the revenue decline, and weakness in the higher-margin parts business were the primary factors contributing to this decrease.

         Depreciation and amortization expense increased by $6.9 million, from $35.2 million in the period ended June 30, 1998 to $42.1 million in the same period of 1999. This increase was due to higher capital spending during 1998 in Cameron and the Orbit Valve acquisition in CCV.

         Selling and administrative expenses decreased by $12.9 million, or 11%, from $117.5 million in the first half of 1998 to $104.6 million in the first six months of 1999. Cameron and CES decreased by $10.9 million and $2.6 million, respectively, due to cost reductions in response to revenue declines. CCV increased slightly from the Orbit Valve acquisition offset by cost reductions in the remainder of the business.

         Reflecting the various factors discussed above, operating income (defined as earnings before nonrecurring/unusual charges, corporate expenses, interest and taxes) totaled $63.2 million, a decrease of $73.1 million from the six months ended June 30, 1998. Cameron decreased from $89.8 million to $59.3 million, CCV declined from $27.6 million to $7.4 million, CES decreased from $3.6 million to a loss of $(12.8) million, and CTC declined from $15.3 million to $9.3 million.

         Interest expense was $14.8 million in the first six months of 1999, a decrease of $1.4 million from the same period in 1998. This decline was due to a lower average debt level, achieved primarily from working capital reductions.

         Income taxes were $9.8 million in the first half of 1999, a decrease of $25.4 million from the same period in 1998 due to lower earnings, partially offset by a higher effective tax rate. The effective tax rate increased to 33.0% in the six months ended June 30, 1999 from 31.0% in the first six months of 1998, mainly due to a change in the mix of domestic and foreign earnings.

CASH FLOW, LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

         During the first six months of 1999, the Company generated approximately $74.4 million of cash from operating activities, $18 million better than the prior year. Of this year-to-date improvement, over $48 million occurred in the second quarter of 1999, due mainly to lower levels of receivables and inventory, primarily in the Cameron and CCV businesses, partially offset by the lower earnings levels in all four segments.

         Excluding translation, inventory levels since the prior year-end declined for all businesses with the exception of CES, which had a modest increase due to the timing of gas turbine and compressor projects. Over 74% of the total decline in inventory levels occurred at Cameron as a result of lower backlog and order levels and an increased emphasis in this segment, as well as throughout the Company, on better management of working capital during the current business downturn.

         The cash generated from operations, as well as $3.7 million from sales of plant and equipment and stock option exercises, allowed the Company to fund $44.6 million of capital expenditures, pay $5.8 million for other financing activities, over half of which related to capital lease payments, and pay down debt by $37.7 million during the current year. Capital expenditures have declined over $13 million from the prior year, virtually all of which relates to lower spending by Cameron. Full year 1999 capital spending is expected to be significantly lower than the prior year as the Company continues to focus on cash generation until signs of an increase in orders and business activity warrant higher levels of capital investment.

         The additional debt reduction noted above has allowed the Company to achieve a record low debt-to-capitalization ratio of 32.7% at June 30, 1999, compared to 34.7% at December 31, 1998 (the previous record low) and 34.8% at March 31, 1999.

YEAR 2000

         The Company has in place a program, dating back to 1997, which is designed to address the ability of the Company's worldwide internal business, financial, engineering, manufacturing, facility and other systems (including date-sensitive equipment as well as computer hardware and software) to handle transactions beyond 1999. Where necessary, such systems are being modified or replaced in an attempt to ensure that they are "Year 2000 compliant". The Company currently estimates that the overall project is over 95% complete. Estimated costs for the project, excluding internal personnel costs, are approximately $2.3 million, of which approximately two-thirds had been spent through June 30, 1999. This total includes new capital assets that are required because of Year 2000 issues. All non-capital costs are being expensed as incurred.

         The Company has completed inventories of its date-sensitive operating systems and has upgraded and satisfactorily tested all core operating systems for Year 2000 (Y2K) compliance. The Company has also taken corrective action, where necessary, to deal with certain desktop PCs, servers and network equipment that have been identified as not being Y2K compliant, as well as non-compliant manufacturing equipment (such as machine tools and calibration/ measuring devices) and facility control systems (e.g. cooling/environmental controls, elevators, electronic locks, etc.) In most cases, compliance has been obtained through vendor-supplied upgrades or replacement.

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

         The third phase of the Company's Year 2000 program involves third-party vendors and suppliers who provide materials and components utilized in the products which the Company sells, as well as those such as banks, utilities, insurance companies, etc. who provide services the Company directly or indirectly relies on. The Company has contacted each of its key third party vendors and suppliers and has received close to 100% response from each regarding the status of their internal Y2K programs. Based on these responses, the Company has further identified those vendors which are considered to be critical, sole-source vendors and those who have been deemed as providing products which are considered to be of "high risk" for non-Y2K compliance. Each of these vendors have been asked to provide additional assurances that their products are Y2K compliant. To date, responses have been received from the vast majority and the Company is currently in the process of following up with those vendors who have not yet responded or those whose response was considered unsatisfactory. Contingency plans are being developed in the event a vendor is considered to be unable to provide compliant products or services on or after January 1, 2000.

         The Company realizes that even with complete Y2K testing and compliance of all its business systems and sites, possible situations could occur that would require activation of contingency plans. Accordingly, a contingency planning process is under way based on the Company's global risk analysis and industry standard priority definitions to ensure that in the event of a Y2K-related interruption, business activities can be restored as quickly as possible. This contingency planning process will be completed by September 30, 1999.

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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the company was held in Houston, Texas on May 13, 1999 for the purpose of (i) electing two members of the Board of Directors and (ii) approving the Company's Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. Stockholders approved both of management's nominees to the Board and approved the Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors by the following votes:


                                   Board Nominees             Second Amended and Restated
                         -----------------------------------     1995 Stock Option Plan
                         Grant A. Dove       David Ross, III   for Non-Employee Directors
                         -------------       ---------------  ---------------------------
Shares "For"              49,246,853            49,265,390            40,206,763
Shares "Against"                 -0-                   -0-             9,110,480
Shares "Abstaining"              -0-                   -0-               110,035
Shares "Withheld"            180,425               161,888                   -0-
Broker Non-Votes                 -0-                   -0-                   -0-


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  27 - Financial Data Schedule.

         (b)      Reports on Form 8-K
                  No reports on Form 8-K were filed during the three months ended June 30, 1999.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Cooper Cameron Corporation
                                                        (Registrant)

Date            August 11, 1999                   /s/ Thomas R. Hix
         ------------------------------          -------------------------------
                                                 Thomas R. Hix
                                                 Senior Vice President &
                                                 Chief Financial Officer
                                                     and authorized to sign on
                                                     behalf of the Registrant

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                       DESCRIPTION
-------                      -----------
  27    -     FDS