Form 10-Q
period 1999-09-30
COOPER CAMERON CORP
filed 1999-11-12
CIK 941548

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999

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

                                 Yes [X] No [ ]

Number of shares outstanding of issuer's common stock as of October 29, 1999 was 53,928,076.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                           COOPER CAMERON CORPORATION
                       CONSOLIDATED RESULTS OF OPERATIONS




                                                              Three Months                        Nine Months
                                                                 Ended                              Ended
                                                              September 30,                      September 30,
                                                      -----------------------------     -----------------------------
(dollars in millions, except per share data)              1999             1998             1999             1998(1)
                                                      ------------     ------------     ------------     ------------
REVENUES .........................................    $      373.4     $      477.2     $    1,142.4     $    1,406.8
                                                      ------------     ------------     ------------     ------------

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation
   and amortization) .............................           274.7            336.6            840.5            983.8
Depreciation and amortization ....................            21.9             18.0             64.1             53.3
Selling and administrative expenses ..............            51.9             59.4            156.4            176.9
Interest expense .................................             7.7              8.6             22.5             24.8
Nonrecurring/unusual charges (credits) ...........           (13.3)             9.4             (1.3)             9.4
                                                      ------------     ------------     ------------     ------------

                                                             342.9            432.0          1,082.2          1,248.2
                                                      ------------     ------------     ------------     ------------

      Income before income taxes .................            30.5             45.2             60.2            158.6

Income tax provision .............................           (14.6)           (14.0)           (24.4)           (49.2)
                                                      ------------     ------------     ------------     ------------

Net income .......................................    $       15.9     $       31.2     $       35.8     $      109.4
                                                      ============     ============     ============     ============

Earnings per share:
   Basic .........................................    $       0.30     $       0.59     $       0.67     $       2.08
                                                      ============     ============     ============     ============
   Diluted .......................................    $       0.29     $       0.58     $       0.65     $       1.98
                                                      ============     ============     ============     ============



(1) Includes the revenues and earnings of Orbit Valve from April 3, 1998.



        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                                    September 30,    December 31,
(dollars in millions, except shares and per share data)                                 1999             1998
                                                                                    ------------     ------------
ASSETS
Cash and cash equivalents ......................................................    $      134.8     $       21.3
Receivables, net ...............................................................           266.3            366.4
Inventories, net ...............................................................           391.2            548.1
Other ..........................................................................            28.3             30.5
                                                                                    ------------     ------------
           Total current assets ................................................           820.6            966.3
                                                                                    ------------     ------------
Plant and equipment, at cost ...................................................           790.6            938.9
Less:  accumulated depreciation ................................................          (368.6)          (448.3)
Intangibles ....................................................................           509.2            519.0
Less:  accumulated amortization ................................................          (225.3)          (225.6)
Other assets ...................................................................            82.8             73.3
                                                                                    ------------     ------------
                TOTAL ASSETS ...................................................    $    1,609.3     $    1,823.6
                                                                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long-term debt ...........................................    $       60.2     $       49.6
Accounts payable and accrued liabilities .......................................           366.6            453.6
Accrued income taxes ...........................................................            21.0             26.6
                                                                                    ------------     ------------
           Total current liabilities ...........................................           447.8            529.8
                                                                                    ------------     ------------
Long-term debt .................................................................           208.0            364.4
Postretirement benefits other than pensions ....................................            63.7             73.9
Deferred income taxes ..........................................................            42.0             51.1
Other long-term liabilities ....................................................            35.9             24.1
                                                                                    ------------     ------------
           Total liabilities ...................................................           797.4          1,043.3
                                                                                    ------------     ------------
Stockholders' Equity:
    Common stock, par value $.01 per share, 150,000,000 shares authorized,
        53,923,095 shares issued (53,259,620 at
        December 31, 1998) .....................................................              .5               .5
    Capital in excess of par value .............................................           892.1            883.6
    Retained deficit (including $441.0 charge on June 30, 1995
        related to goodwill impairment) ........................................           (85.5)          (121.3)
    Accumulated other elements of comprehensive income .........................             4.8             17.5
                                                                                    ------------     ------------
           Total stockholders' equity ..........................................           811.9            780.3
                                                                                    ------------     ------------
                TOTAL LIABILITIES AND STOCKHOLDERS'
                     EQUITY ....................................................    $    1,609.3     $    1,823.6
                                                                                    ============     ============



        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Three Months               Nine Months
                                                                                       Ended                     Ended
                                                                                   September 30,              September 30,
                                                                               ---------------------     ---------------------
(dollars in millions)                                                            1999         1998         1999         1998
                                                                               --------     --------     --------     --------
Cash flows from operating activities:
    Net income ............................................................    $   15.9     $   31.2     $   35.8     $  109.4
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation ..................................................        17.2         13.6         49.5         40.4
            Amortization ..................................................         4.7          4.4         14.6         12.9
            Deferred income taxes .........................................         3.2          3.8         (8.1)        15.6
    Changes in assets and liabilities, net of translation and effects of acquisitions, dispositions and non-cash items:
            Receivables ...................................................        (5.4)        22.2         42.0         35.2
            Inventories ...................................................        20.3         (6.1)        81.5        (66.1)
            Accounts payable and accrued liabilities ......................        22.0          4.1        (42.4)       (27.0)
            Other assets and liabilities, net .............................       (20.5)        (2.7)       (32.8)         6.5
                                                                               --------     --------     --------     --------
                    Net change in assets and liabilities ..................        16.4         17.5         48.3        (51.4)
                                                                               --------     --------     --------     --------
            Exclude nonoperating gain from sale of
                rotating business, net of tax .............................       (25.8)          --        (25.8)          --
                                                                               --------     --------     --------     --------
                     Net cash provided by operating activities ............        31.6         70.5        114.3        126.9
                                                                               --------     --------     --------     --------
Cash flows from investing activities:
    Capital expenditures and proceeds from
        sales of plant and equipment, net .................................        (6.6)       (23.1)       (49.1)       (78.7)
    Proceeds from sale of rotating business ...............................       203.2           --        203.2           --
    Acquisitions ..........................................................          --         (9.2)          --        (99.4)
                                                                               --------     --------     --------     --------
                    Net cash provided by (used for)
                       investing activities ...............................       196.6        (32.3)       154.1       (178.1)
                                                                               --------     --------     --------     --------
Cash flows from financing activities:
    Loan borrowings (repayments), net .....................................      (101.1)       (29.8)      (138.8)        91.9
    Purchase of treasury stock ............................................          --           --           --        (36.1)
    Activity under stock option plans and other ...........................        (3.3)        (1.8)       (15.8)         5.3
                                                                               --------     --------     --------     --------
                    Net cash provided by (used for)
                        financing activities ..............................      (104.4)       (31.6)      (154.6)        61.1
                                                                               --------     --------     --------     --------
Effect of translation on cash .............................................        (1.5)          .1         (0.3)          .2
                                                                               --------     --------     --------     --------
Increase in cash and cash equivalents .....................................       122.3          6.7        113.5         10.1
                                                                               --------     --------     --------     --------
Cash and cash equivalents, beginning of period ............................        12.5         15.0         21.3         11.6
                                                                               --------     --------     --------     --------
Cash and cash equivalents, end of period ..................................    $  134.8     $   21.7     $  134.8     $   21.7
                                                                               ========     ========     ========     ========


        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Adjustments

         The financial information presented as of September 30, 1999 and for the three- and nine-month periods ended September 30, 1999 and 1998 has been prepared from the books and records without audit. Financial information as of December 31, 1998, as used herein, has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1998.


Note 2. Nonrecurring/unusual charges (credits)

         On September 30, 1999, the Company completed the sale of the Cooper Energy Services division's rotating compressor product line which included centrifugal compressors, power turbines and En-Tronic(R) controls to Rolls-Royce plc. The operations that were sold had primary facilities in Mt. Vernon, Ohio, Liverpool, United Kingdom and Hengelo in the Netherlands. The Company received $203.2 million in cash in connection with the sale, which is subject to adjustment based on a final balance sheet for the business. Included in the sale was the Company's 50% interest in Cooper Rolls, Inc., a marketing joint venture company equally owned with Rolls-Royce prior to the transaction. The Company recorded a preliminary pre-tax gain from the sale totaling $45.3 million.

         In addition, the Company has recorded nonrecurring/unusual charges related to both on-going costs of previously initiated cost rationalization programs, as well as additional programs that were initiated during the third quarter of 1999. The nonrecurring/unusual charges by segment are as follows:

                                          Three Months                Nine Months
                                             Ended                        Ended
                                          September 30,               September 30,
                                    ------------------------    ------------------------
(dollars in millions)                  1999          1998          1999          1998
                                    ----------    ----------    ----------    ----------
Cooper Cameron Valves (CCV) ....    $      4.3    $      5.8    $      8.4    $      5.8
Cameron ........................           6.9            --          11.3            --
Cooper Energy Services (CES) ...          20.5           3.6          23.8           3.6
Cooper Turbocompressor (CTC) ...            .3            --            .5            --
                                    ----------    ----------    ----------    ----------
                                    $     32.0    $      9.4    $     44.0    $      9.4
                                    ==========    ==========    ==========    ==========

         The $14.2 million of nonrecurring/unusual charges recorded for CCV during the third quarter of 1998 and thus far in 1999 relate to: the shut-down (including severance, relocation and other costs) of a manufacturing facility in Missouri City, Texas (announced in the third quarter of 1998), one-time acquisition costs relating to the 1998 acquisition of Orbit Valve International, Inc. and, in the third quarter of 1999, $3.5 million of severance, primarily associated with employment reductions at this segment's operations in France. The transfer of production from the Missouri City facility to another facility in Oklahoma City, Oklahoma was substantially completed during the early part of 1999 and the Missouri City facility will be sold in due course.

         Cameron recorded approximately $9.1 million during the nine months ended September 30, 1999 (approximately two-thirds of which was recorded during the third quarter) for employee severance, primarily associated with rationalizing its operations in the U.S., the U.K. and France in response to decreased market demand during this period. The remaining nonrecurring charges relate primarily to employee severance and other costs associated with the closure of this segment's manufacturing facility in Austria.

         Cooper Energy Services has recorded approximately $21 million during the nine months ended September 30, 1999 (including nearly $15 million of non-cash asset impairment charges) relating to the announced shutdown of the Company's underutilized foundry and associated machining operations in Grove City, Pennsylvania and the relocation of its Compressor plant in Mount Vernon, Ohio. The remaining costs primarily relate to employee relocations and various facility/warehouse consolidations. The costs incurred during 1998 were associated with the severance and relocation of salaried personnel in the Mt. Vernon and Grove City facilities.

         All the CTC nonrecurring charges are related to employee severance.

         Since December 31, 1998, the Company's headcount has been reduced by approximately 2,000 employees, or 21%, as a result of the sale of the rotating business, the actions described above and normal attrition. The cash flow effect of the above actions during the nine months to date, including disbursements made relating to items expensed in 1998, but excluding the proceeds from the sale of the rotating business, was approximately $22 million.

Note 3.  Segments

           The segment information for 1998 has been revised to reflect the segment structure which the Company began reporting in connection with its adoption of Statement of Financial Accounting Standards (SFAS) No. 131, effective December 31, 1998. The segment results include the effect of the "nonrecurring/unusual charges (credits)" discussed in Note 2.

(dollars in millions)                        For the Three Months Ended September 30, 1999
                                 ------------------------------------------------------------------------
                                                                                 Corporate
                                 Cameron       CCV          CES        CTC       & Other     Consolidated
                                 ------------------------------------------------------------------------
Revenues ....................    $  200.0    $   60.3    $   87.4    $   25.7    $     --     $  373.4
                                 ========    ========    ========    ========    ========     ========

Income (loss) before taxes ..    $   12.5    $    1.8    $   24.2    $    3.4    $  (11.4)    $   30.5
                                 ========    ========    ========    ========    ========     ========

(dollars in millions)                                         For the Nine Months Ended September 30, 1999
                                            ---------------------------------------------------------------------------------
                                                                                                    Corporate
                                              Cameron         CCV          CES           CTC        & Other      Consolidated
                                            ---------------------------------------------------------------------------------
Revenues ...............................    $    639.2    $    173.1    $    249.3    $     80.8    $       --    $  1,142.4
                                            ==========    ==========    ==========    ==========    ==========    ==========

Income (loss) before taxes .............    $     67.4    $      5.0    $      8.2    $     12.4    $    (32.8)   $     60.2
                                            ==========    ==========    ==========    ==========    ==========    ==========


(dollars in millions)                                        For the Three Months Ended September 30, 1998
                                            ---------------------------------------------------------------------------------
                                                                                                    Corporate
                                              Cameron         CCV          CES           CTC        & Other      Consolidated
                                            ---------------------------------------------------------------------------------

Revenues ...............................    $    246.8    $     92.0    $    106.5    $     31.9    $       --    $    477.2
                                            ==========    ==========    ==========    ==========    ==========    ==========

Income (loss) before taxes .............    $     43.8    $     10.7    $     (3.6)   $      5.7    $    (11.4)   $     45.2
                                            ==========    ==========    ==========    ==========    ==========    ==========


(dollars in millions)                                          For the Nine Months Ended September 30, 1998
                                            ---------------------------------------------------------------------------------
                                                                                                    Corporate
                                              Cameron         CCV          CES           CTC        & Other      Consolidated
                                            ---------------------------------------------------------------------------------

Revenues ...............................    $    747.5    $    243.3    $    312.5    $    103.5    $       --    $  1,406.8
                                            ==========    ==========    ==========    ==========    ==========    ==========

Income (loss) before taxes .............    $    133.6    $     38.2    $       --    $     21.0    $    (34.2)   $    158.6
                                            ==========    ==========    ==========    ==========    ==========    ==========


                                            ---------------------------------------------------------------------------------
                                                                                                    Corporate
                                              Cameron         CCV          CES           CTC        & Other      Consolidated
                                            ---------------------------------------------------------------------------------
Total Assets at September 30, 1999 .....    $    922.7    $    254.0    $    187.6    $    104.0    $    141.0    $  1,609.3
                                            ==========    ==========    ==========    ==========    ==========    ==========

Total Assets at December 31, 1998 ......    $  1,041.7    $    295.3    $    359.8    $    112.3    $     14.5    $  1,823.6
                                            ==========    ==========    ==========    ==========    ==========    ==========


Note 4.  Inventories

                                                           September 30,    December 31,
(dollars in millions)                                          1999             1998
                                                           ------------     ------------
Raw materials .........................................    $       44.1     $       60.3
Work-in-process .......................................           134.7            205.9
Finished goods, including parts and subassemblies .....           298.3            364.9
Perishable tooling and supplies .......................             2.9              3.5
                                                           ------------     ------------
                                                                  480.0            634.6
Allowances ............................................           (88.8)           (86.5)
                                                           ------------     ------------

Net inventories .......................................    $      391.2     $      548.1
                                                           ============     ============

Note 5.  Retained Deficit

         While the Company has a retained deficit, it is able to declare and pay dividends from a current year's earnings, as well as from the net of capital in excess of par value less the retained deficit. Accordingly, at September 30, 1999, the Company had approximately $806.6 million from which dividends could be paid.

Note 6.  Comprehensive Income

         The amount of comprehensive income for each of the three- and nine-month periods ended September 30, 1999 and 1998 and the components of accumulated other elements of comprehensive income at September 30, 1999 and December 31, 1998 are as follows:

                                                          Three Months             Nine Months
                                                              Ended                   Ended
                                                          September 30,           September 30,
                                                      --------------------    ---------------------
(dollars in millions)                                   1999        1998        1999         1998
                                                      --------    --------    --------     --------
Net income per Consolidated Results of
    Operations ...................................    $   15.9    $   31.2    $   35.8     $  109.4
Foreign currency translation gain (loss) (1) .....        20.2        16.1       (12.7)        16.0
                                                      --------    --------    --------     --------

Comprehensive income .............................    $   36.1    $   47.3    $   23.1     $  125.4
                                                      ========    ========    ========     ========

(1) The significant third quarter changes in the "Foreign currency translation gain (loss)" relate primarily to the Company's operations in the United Kingdom, France and Germany.


                                                          September 30,   December 31,
(dollars in millions)                                         1999           1998
                                                          -------------   ------------
Amounts comprising accumulated other elements
     of comprehensive income:
        Accumulated foreign currency translation
            adjustments ...............................    $      5.1     $     17.8
        Accumulated adjustments to record
            minimum pension liabilities ...............           (.3)           (.3)
                                                           ----------     ----------

                Accumulated other elements of
                    comprehensive income ..............    $      4.8     $     17.5
                                                           ==========     ==========


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

Note 8.  Earnings Per Share

         The weighted average number of common shares (utilized for the basic earnings per share presentation) and common stock equivalents outstanding for each period presented were as follows:

                                                 Three Months            Nine Months
                                                    Ended                   Ended
                                                September 30,           September 30,
                                            --------------------    --------------------
(amounts in millions)                         1999        1998        1999        1998
                                            --------    --------    --------    --------
Average shares outstanding .............        53.7        53.1        53.4        52.7
Common stock equivalents ...............         1.7         1.0         1.4         2.5
                                            --------    --------    --------    --------

Number of shares utilized in diluted
    earnings per share calculation .....        55.4        54.1        54.8        55.2
                                            ========    ========    ========    ========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


         In addition to the historical data contained herein, this document includes forward-looking statements regarding the future revenues, capital expenditures, nonrecurring/unusual charges, and profitability of the Company, as well as expectations regarding savings from future restructuring activities and expectations regarding the status of the Company's business systems, computers, equipment and products being Year 2000 compliant, made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those described in forward-looking statements. Such statements are based on current expectations of the Company's performance and are subject to a variety of factors, not under the control of the Company, which can affect the Company's results of operations, liquidity or financial condition. Such factors may include overall demand for the Company's products; changes in the price of (and demand for) oil and gas in both domestic and international markets; political and social issues affecting the countries in which the Company does business; fluctuations in currency markets worldwide; and variations in global economic activity. In particular, current and projected oil and gas prices directly affect customers' spending levels and their related purchases of the Company's products and services; as a result, changes in price expectations may lead to changes in the Company's financial results.

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


THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998

         Cooper Cameron Corporation had net income of $15.9 million, or $.29 per share, for the third quarter of 1999, compared to $31.2 million, or $.58 per share, for the same period in 1998. Earnings declined in all four segments. (All per share amounts are based on diluted shares.)

         Included in the third quarter 1999 results was a preliminary after-tax gain of $25.8 million, or $.47 per share, on the sale of the Cooper Energy Services (CES) rotating compressor business to Rolls-Royce plc for approximately $203 million in cash. Providing a partial offset was an after-tax charge of $21.4 million, or $.39 per share, for cost rationalization in both the remaining CES business, as well as for Cameron, Cooper Cameron Valves (CCV) and Cooper Turbocompressor (CTC). The charges included both non-cash asset write-downs as well as severance costs for additional staff reductions. The third quarter 1998 results included an after-tax charge of $6.5 million, or $.12 per share, related to a plant closing and staff reductions. See Note 2 of the Notes to Consolidated Financial Statements for further information regarding the nonrecurring/unusual items.

         Because of current accounting rules regarding when certain types of charges can be recognized in the financial statements, the Company currently anticipates that it will incur approximately $22 million of additional nonrecurring expense related to actions undertaken to date. This is in addition to a total of $66 million recorded during the second half of 1998 and thus far in 1999.

REVENUES

         Revenues for the third quarter of 1999 totaled $373.4 million, a decrease of 22% from the $477.2 million in the third quarter of 1998, with declines in all four segments.

         Revenues for Cameron totaled $200.0 million, a decrease of 19% from the third quarter 1998 revenues of $246.8 million. Revenues decreased in surface and subsea products, while drilling products increased. Drilling and subsea product revenues were heavily influenced by major project orders booked in previous periods, while surface products, which have a shorter delivery cycle and respond more quickly to changes in orders, reflected the current low levels of activity in this market area. On a geographical basis, revenues declined in all regions. The Western Hemisphere declined due to the slowdown in major Gulf of Mexico project orders during the past year and weaker surface product activity related to the generally sluggish market conditions. The Eastern Hemisphere declined primarily due to the weak activity in the North Sea, while Asia-Pacific declined slightly due to delayed gas development projects.

         CCV's revenues of $60.3 million declined by 34% from the $92.0 million in the third quarter of 1998. The weakness in revenues was across all products and markets, including oilfield distributor products, where customers have excess inventories to be worked off before new orders will be placed with CCV, and in pipeline valves, where major projects have been delayed.

         Revenues for CES of $87.4 million declined by 18% from the $106.5 million in the third quarter of 1998, with declines in all product lines. The energy-related markets served by this segment remained very competitive in the third quarter, with industry-wide over-capacity. The most significant revenue decline was in rotating compressor projects, where a lack of major project orders during 1998 limited 1999 revenues. This will be the last quarter to include revenues for the rotating compressor business, which was sold to Rolls-Royce plc on September 30, 1999. During the quarter, the rotating compressor business had revenues of $31.5 million.

         Cooper Turbocompressor (CTC) had revenues of $25.7 million, or a decrease of 19% from $31.9 million in the third quarter of 1998. The most significant decline was in process air machines, where large air separation customers have delayed placing new orders for the last several quarters. The overall low activity level for products sold directly to Southeast Asian markets continued to be a factor in the plant air machine market during the quarter. As a secondary effect, stagnant growth in the Asian markets has also caused industrial development projects in other parts of the world to be pushed out and, when undertaken, to be more price competitive.

COSTS AND EXPENSES

         While revenues decreased $103.8 million in comparison to the third quarter of 1998, cost of sales (exclusive of depreciation and amortization) decreased $61.9 million, leading to a gross margin shortfall of $41.9 million. As a result, the gross margin percentage (defined as revenues less cost of sales as a percentage of revenues) declined by 3.1 percentage points. This result is discussed below in more detail for each segment.

         Cameron's gross margin percentage was 28.3% in the third quarter of 1999, compared to 33.1% for the same period in 1998. The decline resulted from the increase in relatively lower-margin drilling product revenues and the decrease in higher-margin surface and subsea products. Additionally, pricing pressure, which began to increase late in 1998, also continued; however, the effect on third quarter results was somewhat minimized by shipments from backlog at favorable pricing levels. Providing a partial offset were the benefits of various ongoing cost reductions.

         CCV's gross margin percentage decreased from 32.6% in the third quarter of 1998 to 28.5% in the third quarter of 1999. This decline was caused by increased pricing pressure, as competitors fought to retain share in the severely depressed markets, and manufacturing period cost reductions which were unable to keep pace, in the near term, with the rapid revenue decline.

         The gross margin percentage for CES improved from 17.5% in the third quarter of 1998 to 19.9% in the third quarter of 1999. Improved margins on rotating compressor revenues and a favorable product mix shift between higher-margin parts shipments and lower-margin units were partially offset by pricing pressure throughout the business.

         CTC's gross margin percentage declined from 32.5% in the third quarter of 1998 to 29.8% in the third quarter of 1999. The decline resulted from pricing pressure in all product lines, but particularly in process air machines.

         Depreciation and amortization expense increased by $3.9 million, from $18.0 million in the third quarter of 1998 to $21.9 million in the third quarter of 1999. This increase was due primarily to higher capital spending during 1998, largely in Cameron.

         Selling and administrative expenses decreased by $7.5 million, or 13%, from $59.4 million in the third quarter of 1998 to $51.9 million in the third quarter of 1999. Cameron, CCV, and CES decreased by $3.8 million, $2.5 million, and $1.3 million, respectively, due to cost reductions in response to revenue declines.

         Reflecting the various factors discussed above, operating income (defined as earnings before the gain on sale, nonrecurring/unusual charges, corporate expenses, interest and taxes) totaled $28.6 million, a decrease of $37.4 million from the third quarter of 1998. Cameron decreased from $43.8 million to $19.4 million, CCV declined from $16.5 million to $6.1 million, CES decreased from breakeven to a loss of $(.6) million, and CTC declined from $5.7 million to $3.7 million.

         Interest expense was $7.7 million in the third quarter of 1999, a decrease of $.9 million from the same period in 1998. This decline was due to a lower average debt level, primarily from working capital reductions.

         The third quarter 1999 effective tax rate of 47.9% reflects the combination of a 43.0% tax rate related to the gain on the sale of the CES rotating compressor business, combined with a current full year expected rate on normal earnings, including nonrecurring expenses, of 32.9%. This 1999 rate compares to 1998's rate of 31.0% and is higher primarily due to a change in the mix of domestic and foreign earnings.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         The Company had net income of $35.8 million, or $.65 per share, for the nine months ended September 30, 1999, compared to $109.4 million, or $1.98 per share, for the same period in 1998, with a decline in earnings in all four segments. (All per share amounts are based on diluted shares.) Included in the 1999 results were the $25.8 million, or $.47 per share, in after-tax gain on the sale of the rotating compressor business, offset by after-tax nonrecurring/unusual charges of $29.5 million, or $.54 per share. See Note 2 of the Notes to Consolidated Financial Statements for further information regarding these nonrecurring/unusual charges.

REVENUES

         Revenues for the nine months ended September 30, 1999 totaled $1,142.4 million, a decrease of 19% from the $1,406.8 million in the first nine months of 1998, with declines in all four segments.

         Revenues for Cameron totaled $639.2 million, a decrease of 14% from the first nine months of 1998 revenues of $747.5 million. As discussed in the quarter-to-quarter comparison, revenues declined in surface and subsea products, while drilling products increased. The factors affecting these product lines were the same as discussed in the quarterly comparison. On a geographical basis, revenues declined significantly in Asia-Pacific and Eastern Hemisphere, and decreased slightly in the Western Hemisphere, as drilling and subsea product shipments for deep-water projects in the Gulf of Mexico and Brazil nearly offset the weak surface product activity.

         CCV's revenues of $173.1 million declined by 29% from the $243.3 million in the first nine months of 1998. The weakness in revenues was particularly evident in oilfield distributor products and in pipeline valves, where major projects have been delayed. On a geographical basis, Asia-Pacific and Latin America were particularly weak. Providing a partial offset was the Orbit Valve acquisition, which closed on April 2, 1998, resulting in nine months of revenues in 1999 compared with only six months in 1998.

         Revenues for CES of $249.3 million declined by 20% from the $312.5 million in the nine months ended September 30, 1998. As noted in the quarter-to-quarter discussion, the energy-related markets served by this segment remained very competitive during 1999, with industry-wide over-capacity. The most significant revenue decline was in rotating compressor projects, where a lack of major project orders during 1998 limited 1999 revenues. The rotating compressor business, which was sold to Rolls-Royce plc on September 30, 1999, had revenues of $92.4 million during the first three quarters of 1999.

         CTC had revenues of $80.8 million, a decrease of 22% from $103.5 million in the first nine months of 1998. This decline was across all lines of the business, but was most significant in process air machines. The factors causing this decline were the same as those discussed in the quarter-to-quarter comparison.

COSTS AND EXPENSES

         While revenues decreased $264.4 million in comparison to the first nine months of 1998, cost of sales (exclusive of depreciation and amortization) decreased $143.3 million, leading to a gross margin shortfall of $121.1 million. As a result, the gross margin percentage (defined as revenues less cost of sales as a percentage of revenues) declined by 3.7 percentage points, or .6 percentage points more than in the quarter-to-quarter comparison. The higher year-to-date decrease reflects the accelerating benefit of cost reduction efforts throughout 1999. The comparative gross margin percentages are discussed below in more detail for each segment.

         In the case of both Cameron, where the gross margin percentage was 29.2% in the nine months ended September 30, 1999, compared to 33.2% for the same period in 1998, and CCV, where the gross margin percentage decreased from 32.9% to 27.8%, the decline was caused by the same factors included in the quarter-to-quarter discussion.

         The gross margin percentage for CES declined from 19.1% in the first nine months of 1998 to 16.4% in the same period of 1999. Pricing pressure throughout the business, cost reductions that could not keep pace with the revenue decline, and weakness in the higher-margin parts business were the primary factors contributing to this decrease.

         CTC's gross margin percentage declined from 33.4% in the first three quarters of 1998 to 32.7% for the same period in 1999. This decline resulted from the same factors discussed in the quarterly comparison.

         Depreciation and amortization expense increased by $10.8 million, from $53.3 million in the period ended September 30, 1998 to $64.1 million in the same period of 1999. This increase was due mainly to higher capital spending during 1998, primarily in Cameron.

         Selling and administrative expenses decreased by $20.5 million, or 12%, from $176.9 million in the first nine months of 1998 to $156.4 million in the first nine months of 1999. Cameron and CES decreased by $14.7 million and $3.9 million, respectively, due to cost reductions in response to revenue declines. CCV decreased by $2.2 million as the inclusion of Orbit Valve was more than offset by cost reductions in the remainder of the business.

         Reflecting the various factors discussed above, operating income (defined as earnings before the gain on sale, nonrecurring/unusual charges, corporate expenses, interest and taxes) totaled $91.7 million, a decrease of $110.5 million from the nine months ended September 30,

1998. Cameron decreased from $133.6 million to $78.7 million, CCV declined from $44.0 million to $13.4 million, CES decreased from $3.6 million to a loss of $(13.3) million, and CTC declined from $21.0 million to $12.9 million.

         Interest expense was $22.5 million in the first nine months of 1999, a decrease of $2.3 million from the same period in 1998. This decline was due to a lower average debt level, primarily from working capital reductions.

         The tax rate for the nine months ended September 30, 1999 was 40.5%, reflecting the combination of a 43.0% tax rate on the gain on sale, combined with a full year expected rate on normal earnings, including nonrecurring expenses, of 32.9%. This 1999 rate compares to a 1998 rate of 31.0% and is higher primarily due to a change in the mix of domestic and foreign earnings.

CASH FLOW, LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

         As described further in Note 2 of the Notes to Consolidated Financial Statements, effective September 30, 1999, the Company completed the sale of its rotating business to Rolls-Royce plc. The cash proceeds from this sale, totaling approximately $203 million, along with $114 million of cash generated from operations and nearly $5 million of proceeds from the sale of plant and equipment were used to fund nearly $139 million of debt reduction (most of which occurred in the third quarter) as well as $54 million of capital expenditures leaving a cash balance on hand at the end of the quarter of nearly $135 million, an increase of over $113 million since December 31, 1998. Other large disbursements during the nine month period primarily consisted of an $8 million payment during the first quarter of 1999 associated with the termination of outstanding Treasury Lock agreements (see Note 7 of the Notes to Consolidated Financial Statements) and approximately $5 million for capital lease payments in connection with certain data processing and transportation equipment. The Company intends to use the remaining cash on hand for further debt reduction and general corporate purposes.

         In spite of sharply lower earnings, the Company was able to achieve a level of cash flow from operations that approximated 90% of the amount generated last year. This was due primarily to significant reductions in inventory levels during the nine-month period by Cameron and CCV. Nearly 70% of the decline in inventory occurred at Cameron as a result of lower backlog and order levels and a continuing emphasis in this segment, as well as throughout the Company, on working capital management during the recent business downturn.

         Capital expenditures have declined nearly $30 million from last year, most of which is attributable to lower spending by Cameron, as the Company continues to focus on cash generation until signs of a sustained increase in orders and business activity warrant higher levels of capital investment.

         The reduction in debt noted above has resulted in a record low debt-to-capitalization ratio of 24.8% at September 30, 1999 compared to 32.7% (the previous record low) at June 30, 1999 and 34.7% at December 31, 1998. In addition to nearly $135 million of cash on hand at September 30, the Company also has almost $240 million of committed long-term borrowing capacity available at quarter-end under its $475 million credit facility. The Company had entered into short-term credit agreements with five banks during the third quarter of 1998, providing for additional committed borrowing facilities totaling $155 million. Those agreements were allowed to expire during the third quarter of 1999 without being renewed.

YEAR 2000

         As of September 30, 1999, the Company believes its critical and all other reasonably significant business systems as well as computers, equipment and products are Year 2000 (Y2K) compliant and will not result in any failures that could have a material adverse effect on the Company's operations. The Year 2000 issue is the risk that information systems, computers, equipment and products using date-sensitive software or containing chips with two-digit date fields will misinterpret the year 2000 as the year 1900 based on the last two digits of "00" and therefore malfunction or provide unreliable information.

         The Company has reached this conclusion as a result of an extensive program, dating back to 1997, that involved personnel from the Company's accounting, engineering, manufacturing, purchasing, sales and marketing, facilities management, and information systems departments, as well as outside consultants. This program was conducted in various phases.

         The first phase involved an inventory of the Company's date-sensitive operating systems, hardware and products. As a result of this inventory, the Company has upgraded and satisfactorily tested all core operating systems. Many of these systems are large division or enterprise-wide systems that were made compliant through vendor supplied upgrades. Additionally, corrective action was taken to upgrade or replace certain desktop PC's, servers and network equipment that were identified as not being Y2K compliant, as well as non-compliant manufacturing equipment (such as machine tools and calibration/measuring devices) and facility controls systems (e.g. cooling/environmental controls, elevators, electronic locks, etc.).

         A second phase of the Company's Year 2000 program involved the products that the Company produces and sells. Although the nature of the Company's products does not involve a significant number of date-sensitive components, the Company believes that all products currently being sold will perform properly beyond the year 1999. The Company has been and will continue to work with customers on an individual basis to help them ensure that products purchased prior to 1998 will also perform properly beyond 1999.

         A third phase of the Year 2000 program involved third-party vendors and suppliers who provide materials and components utilized in the products which the Company sells, as well as those such as banks, utilities, insurance companies, etc. who provide services the Company directly or indirectly relies on. The Company contacted each of its key third party vendors and suppliers and received responses that were adequate to allow the Company to determine the status of their internal Y2K programs. Certain suppliers' Y2K programs were also audited by the Company. Additional focus was made during this phase on those vendors who were critical sole-source suppliers of products that were considered to be of "high risk" for non-Y2K compliance.

         Finally, the Company has developed contingency plans to deal with "worst case" scenarios involving the Company's own business systems as well as the ability of its vendors to continue business activities without interruption. These plans include the scheduling of additional information systems personnel at critical times near year-end and during the first few days of the new year. In addition, the Company has made arrangements with third parties for information systems disaster recovery services and off-site storage of key data files. Also, near year-end, the Company plans to create hard copy reports of key databases and distribute this hard copy information as part of "care packages" that will be sent to various domestic and international locations to allow them to continue operations in the event of any unforeseen circumstances. The Company will also have available, in certain cases, emergency numbers for customers to call if necessary and will, in isolated instances involving critical sole source vendors, add a small amount of additional inventory from these suppliers to its stocks prior to year-end. During the fourth quarter of 1999, the Company will continue to refine the specifics of these contingency plans.

         The Company's Year 2000 program has been, and continues to be, reviewed and monitored on a proactive basis by senior management as well as the Board of Directors. Excluding internal personnel costs, the Company estimates that the final cost it will incur as a result of this program, including new capital assets required, will be less than $2.5 million, most of which has been spent to date. All non-capital costs have been expensed as incurred.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137 which had the effect of deferring the implementation of SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities) until no later than January 1, 2001 for calendar year companies. The Company will undertake an evaluation of the impact of SFAS No. 133 on its derivative and hedging activities beginning in early 2000.

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

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  27 - Financial Data Schedule.

         (b)      Reports on Form 8-K
                  The Company filed a Form 8-K dated August 20, 1999 including, as an exhibit, its press release dated August 20, 1999 announcing that it had entered into an agreement to sell its rotating (centrifugal) compressor, power turbine and En-Tronic(R) controls business to Rolls-Royce plc.

                  The Company filed a Form 8-K dated October 1, 1999 including, as an exhibit, a press release dated October 1, 1999 issued by Rolls-Royce plc announcing that Rolls-Royce plc had completed the purchase of the rotating products interests of Cooper Energy Services, a part of Cooper Cameron Corporation.

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

Date     November 12, 1999               /s/ Thomas R. Hix
     --------------------------          ---------------------------
                                         Thomas R. Hix
                                         Senior Vice President &
                                         Chief Financial Officer
                                           and authorized to sign on
                                           behalf of the Registrant

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
------         -----------
  27           Financial Data Schedule