Form 10-K
period 1999-12-31
COOPER CAMERON CORP
filed 2000-03-27
CIK 941548

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                           -------------------------
                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal year ended December 31, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                           -------------------------
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 Name of Each Exchange on
      Title of Each Class                            Which Registered
      -------------------                        -------------------------
Common Stock, Par Value $0.01 Per Share           New York Stock Exchange

  Junior Participating Preferred Stock            New York Stock Exchange
            Purchase Rights
        Par Value $0.01 Per Share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [_]

     The number of shares of Common Stock, par value $.01 per share, outstanding as of March 15, 2000 was 51,711,412. The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of Registrant as of March 15, 2000 was approximately $3,113,020,468. For the purposes of the determination of the above statement amount only, all directors and executive officers of the Registrant are presumed to be affiliates.
                           _________________________
                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Stockholders for 1999 are incorporated by reference into Part II.
    Portions of Registrant's 2000 Proxy Statement for the Annual Meeting of
                            Stockholders to be held
           May 11, 2000 are incorporated by reference into Part III.

                               TABLE OF CONTENTS

                                                                                                PAGE
                                                                          ----------------------------------------------
                                                                               1999          1999         MARCH 25, 2000
 ITEM                                                                        FORM 10-K   ANNUAL REPORT    PROXY STATEMENT
-------                                                                      ---------   -------------    ---------------
                                     PART I
                                    -------
  1.    BUSINESS..........................................................        1            -                  -
          Markets and Products............................................        2            -                  -
          Market Issues...................................................        7            -                  -
          New Product Development.........................................        7            -                  -
          Competition.....................................................        9            -                  -
          Manufacturing...................................................        10           -                  -
          Backlog.........................................................        10           -                  -
          Patents, Trademarks and Other Intellectual Property.............        10           -                  -
          Employees.......................................................        11           -                  -

  2.    PROPERTIES........................................................        11           -                  -

  3.    LEGAL PROCEEDINGS.................................................        12           -                  -

  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............        13           -                  -

                                      PART II
                                     ---------

  5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.............................................        14           -                  -

  6.    SELECTED FINANCIAL DATA...........................................        14           55                 -

  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...........................................        14         25-33                -

  7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                15         30-32

  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................        15         34-54

  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE........................................        15           -                  -

                                      PART III
                                      --------

  10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................        15           -             11-12, 24

  11.   EXECUTIVE COMPENSATION............................................        17           -             17-20

  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT......................................................        17           -             12-13, 23

  13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................        17           -                  -

                                      PART IV
                                      -------

  14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K........................................................        17           -                  -

                                    PART I
                                    ------

ITEM 1.  BUSINESS.

     Cooper Cameron Corporation ("Cooper Cameron" or the "Company") is a leading international manufacturer of oil and gas pressure control equipment, including valves, wellheads, controls, chokes, blowout preventers and assembled systems for oil and gas drilling, production and transmission used in onshore, offshore and subsea applications. Cooper Cameron is also a leading manufacturer of centrifugal air compressors, integral and separable reciprocating engines, compressors and turbochargers.

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

     In October 1996, Cooper Cameron acquired, for its Cameron division, certain assets and assumed certain liabilities of Tundra Valve & Wellhead Corp., a Canadian manufacturer of wellheads, trees and valves, for approximately Canadian $9.8 million. Also, during 1996, Cooper Cameron acquired, for its Cooper Energy Services division, certain assets of a developer and provider of ignition systems for gas engines, particularly those used in large-scale gas transmission installations, for approximately $6.1 million.

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

     During 1999, the Company sold its rotating compressor product line business to Rolls-Royce plc for approximately $200 million. The operations that were sold had primary facilities in Liverpool, United Kingdom, Hengelo in the Netherlands and Mt. Vernon, Ohio. The Company decided to divest this product line because it did not control the key technology of the business (the engine which Rolls-Royce provides) and had limited aftermarket opportunities.

     Also during 1999, the Company's Cameron division acquired the remaining interest in a joint venture located in Venezuela in which it previously held a 49% equity interest.

                               BUSINESS SEGMENTS
                               -----------------

MARKETS AND PRODUCTS

     The Company's operations are organized into four separate business segments which are Cameron, Cooper Cameron Valves, Cooper Energy Services and Cooper Turbocompressor, each of which is also a division. For additional industry segment information for each of the three years in the period ended December 31, 1999, see Note 13 of the Notes to Consolidated Financial Statements, which Notes are incorporated herein by reference in Part II, Item 8 hereof ("Notes to Consolidated Financial Statements.")

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

     Cameron's drilling-related equipment includes ram and annular BOPs. Cameron has experienced a dramatic increase in its BOP sales over the past few years due to an increased market focus on and, up until the second half of 1998, improving fundamentals in the drilling business. Although order levels declined during the latter part of 1998 and into 1999, a backlog of orders linked to rig upgrades and new-build construction resulted in increased drilling-related revenues in 1999. Cameron also produces other drilling-related equipment, the most important of which are choke manifolds, drilling risers and control systems.

     Additionally, Cameron provides complete integrated elastomer research, development and manufacturing. These products are used in pressure and flow control equipment. This technology also supports the petroleum, petrochemical, rubber molding and plastics industries in the development and testing of elastomer and plastic products.

     The Cameron Willis Chokes business unit was formed in late 1997 to focus resources on the choke product line with the goal of enhancing Cameron's performance in this product line. Cameron Willis manufactures production chokes, control valves, drilling choke systems, actuators, and pigging and production automation systems. The Company's primary choke manufacturing operations have now been consolidated into its Longford, Ireland facility.

     The Cameron Controls business unit was created in late 1996 with a primary goal of expanding Cameron's role as a provider of controls equipment. Drilling and production equipment used on the ocean floor operates from a platform or other remote location through hydraulic or electronic connections that allow the operator to measure and control the pressures and throughput associated with these installations. Cameron Controls' two primary manufacturing assembly and testing facilities are located in Celle, Germany and Houston, Texas.

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

     In early 2000, CCV will launch a "Valve Advisor" on the Internet to facilitate the purchase of engineered products over the web. Customers and distributors will have ready access to product information, including detailed technical drawings, product availability and pricing. In addition, this service will allow CCV to tap into markets that are not covered via existing distribution channels.

Cooper Energy Services Division

     Cooper Energy Services ("CES") provides products and services to the oil and gas production and transmission, process and power generation markets. The primary products include engines, integral engine compressors, reciprocating compressors, turbochargers and aftermarket parts and service. CES markets its products worldwide under the well-known brand names Ajax(R), Cooper-Bessemer(R), Superior(R), Enterprise(R), C-B Turbocharger(R), PPC(R), Service Solutions(TM) and Texcentric(R).

     CES's reciprocating products include engines and compressors in both "integral" and "separable" configurations. CES also manufactures four-cycle, natural gas-fueled, reciprocating power engines in both "in-line" and "V" configurations.

     CES provides the Ajax integral engine-compressors (140 to 880 horsepower), which combine the engine and compressor on a single drive shaft and are used for gas re-injection and storage, as well as smaller gathering and transmission lines. In addition, a line of rotary screw compressors powered by natural gas engines and electric motor drives was introduced in 1997. CES is continuing to work on a proprietary 1,150 psi high-pressure rotary screw system.

     The Superior internal combustion engines (500 to 3,200 horsepower) are manufactured by CES to drive compressors for gas compression, generators to provide power sources, and pumps used for various liquid applications. During 1999, the high speed Superior 2400G engines, available in six, eight, twelve or sixteen-cylinder configurations, were enhanced with the addition of more user-friendly controls, detonation-sensing technology and low-compression power pistons. Development of the Superior HG engine, a new high-horsepower engine for the compression market, was also initiated during the year.

     The Superior reciprocating compressors (400 to 9,000 horsepower) are used primarily for natural gas applications, including production, storage, withdrawal, processing and transmission, as well as petrochemical processing. The new Superior WG compressor series has been introduced in 2000 for large project applications up to 9,000 horsepower. These high speed separable compressor units can be matched with either natural gas engine drivers or electric motors and provide a significant installed cost advantage over competitive equipment in the same power range.

     There is a significant base of Cooper-Bessemer engines and compressors (up to 30,000 horsepower) for which CES provides replacement parts and service on a worldwide basis.

     During 1999, CES organized into four business units in order to better focus on the strategic growth, product development, and technical support unique to its product offerings and to better serve its customers' needs. The four business units consist of the Superior Engine, Ajax and Superior Compressor, Aftermarket Parts, and Aftermarket Service business units.

     CES also made the decision in 1999 to sell all of its current offering of new compression equipment domestically through a network of independent distributors rather than on a direct basis with the end user. These distributors are offered varying levels of pricing and support depending on their volume of purchases and whether the products purchased are for their own rental fleets or for resale. CES expects to have substantially completed its network of distributors for domestic compression equipment by mid-2000. CES is offering its power generation equipment domestically through a separate group of independent distributors and continues to sell both its compression and power equipment internationally direct to end-users through a network of sales and marketing employees supported by agents in some locations.

     In addition to the sale of the rotating business previously described, CES initiated a significant level of restructuring aimed at improving the productivity of its manufacturing processes. In June 1999, CES announced the closing of the Grove City, Pennsylvania plant and foundry. Most of the activity previously conducted at that location is being outsourced to third parties or relocated to other CES or Cooper Cameron facilities. In June 1999, the relocation of the central warehouse in Mt. Vernon, Ohio to Houston, Texas was announced as well as the relocation of the compressor plant in Mt. Vernon, Ohio to Waller, Texas. All of these restructuring activities are expected to be substantially completed in 2000. CES will also continue to outsource other manufacturing activity during 2000 where significant cost savings can be achieved.

     The primary customers for compression and power equipment include the major oil and gas companies, large independent oil and gas producers, gas transmission companies, equipment leasing companies, petrochemical and refining divisions of oil companies, independent power producers, non-utility generators and chemical companies.

Cooper Turbocompressor Division

     Cooper Turbocompressor ("CTC") markets its products under the brand names of TurboAir(R), Quad 2000(R), and MSG(R). This division manufactures the integrally geared centrifugal air compressors of the Joy Industrial Compressor Group. The compressors are used by industrial plants as a source of power for the operation of tools, actuation of control devices and to power automatic and semi-automatic production equipment. These compressors are used in industries such as automotive, electronic, textile, chemical, food and beverage and general manufacturing.

     In addition, CTC also manufactures integrally geared centrifugal compressors for process air and gas applications. In these cases, the compressor is an integral part of the process in industries such as air separation, chemical, pharmaceutical, fermentation, petrochemical, refining and synthetic fuel.

     The process and plant air centrifugal compressors manufactured by CTC deliver oil-free compressed gas to the customer, thus preventing oil contamination of the finished products. Industrial markets worldwide increasingly prefer oil-free air for quality, safety, operational and environmental reasons.

     CTC provides aftermarket service and repairs on all equipment it produces through a worldwide network of service centers and field service technicians utilizing an extensive inventory of parts, including Genuine Joy(R) parts. Replacement parts are made to the same high quality standards as those used in new compressors.

     CTC expanded its service organization with added training and certification of its domestic and international distributors in the plant air market. CTC provides installation and maintenance service labor, parts and factory repairs and upgrades to its worldwide customers for plant air and process gas compressors. Aero performance and microprocessor-based control system upgrades, as well as refurbishing and re-warranting used compressors, was a significant area of CTC's aftermarket business in 1999.

     CTC primarily sells its products through sales representatives and independent distributors supported by a staff of trained product specialists. Regional application centers, located world-wide, support our customers locally.

     CTC is actively expanding its product range through the addition of new compressor frames (TA 6000 and TA 11000) and the addition of trademark accessories such as Dry Pac(R) heat compression dryers and Turboblend(R) hydro-cracked turbomachinery lubricating oil. CTC is also continuing its efforts to focus on superior customer service.

MARKET ISSUES

     Cooper Cameron, through its segments, is one of the market leaders in the global market for petroleum production equipment. Cooper Cameron believes that it is well positioned to serve these markets. Plant and service center facilities around the world in major oil producing regions provide a broad, global breadth of market coverage.

     The international market is expected to be a major source of growth for Cooper Cameron. The desire of both the developed and the developing countries to expand their oil and gas transmission capacity for both economic and political reasons will be one of the primary factors affecting market demand. Additionally, establishment of industrial infrastructure in the developing countries will necessitate the growth of basic industries that require plant air and process compression equipment. Production and service facilities in North and South America, Europe and the Far East provide the Company with the ability to serve the global marketplace.

     In each of Cooper Cameron's business segments, a large population of installed engines, compression equipment, and gas and oil production equipment exists in both the U.S. and international market segments. The rugged, long-lived nature of the equipment that exists in the field provides a predictable and profitable repair parts and service business. The Company expects that as increasing quantities of new units are sold into the international markets, there will be a continuing growth in market demand for aftermarket parts and service.

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

     Several new drilling products were introduced in 1998 and 1999. These new products included the 3.5 million-pound load capacity LoadKing(TM) riser system, which set the industry standard for drilling in 10,000-foot water depths; a new lightweight and lower-cost locking mechanism for subsea BOPs; and a new generation of variable-bore ram packers. Additionally, Cameron's Freestanding Drilling Riser, introduced in 1999, was a winner of the Petroleum Engineer International Special Meritorious Award for Engineering Innovation.

     In May 1998, Cameron opened a new Research Center in Houston, Texas. The 53,000 sq. ft. Research Center is one of the largest product development facilities in the oil service sector. The facility has 10 specially designed test bays to test and evaluate Cameron's products under realistic conditions. These include environmental test chambers to simulate extreme pressures and temperatures, high-strength fixtures for the application of multi-million pound tensile and bending loads, high pressure gas compressors and test enclosures, a hyperbaric chamber to simulate the external pressures of deep water environments, and two circulation loops for erosion and flow testing. This Research Center is instrumental in providing Cameron's customers with innovative and cost-effective products.

     In 1997, Cameron Controls successfully launched a new electro-hydraulic drilling control system that was favorably received in the market. A new subsea production control system was developed and launched in 1998. This successful product launch has significantly enhanced the subsea systems offerings for the company.

     In response to customer needs, CES has introduced the new, higher-horsepower, Superior HG engine. This natural gas-fueled engine is rated at 5,000 HP (550 HP higher than the nearest competition) and will serve high-end gas compression and power generation markets worldwide.

     As a complement to the HG engine, CES has also initiated the development of the Superior WG compressor series. These high-speed separable compressor units can be matched with either natural gas engine drivers (like the HG engine) or electric motors for upstream production, mid-stream processing and gas transmission markets. The speed, power and versatility of the WG series provide a significant installed cost advantage over competitive equipment in the same power range. CES' first sale of the new unit was for an electric motor-driven dual gas boosting application, and is to be installed in the third quarter of 2000.

     CTC focused product development resources to further expand its high efficiency plant air compressor line and to provide custom compressors matched to the latest requirements of its industrial gas customers. The latter is being achieved by advances in aerodynamic and rotor dynamic analytical design capability.

     The early 2000 introduction of the TA 6000 and the planned introduction of the TA 11000 in the fourth quarter of 2000 will extend the CTC standard product range up to 2,500 horsepower. These new products position CTC as a state-of-the art supplier of turbo plant air compressors in a wide range of horsepowers.

     Other new products include the updated Quad 2000 Controller with state-of-the-art communication capabilities, heat of compression dryer systems, branded lubrication oil, and improved aerodynamic compressor stages.

COMPETITION

     Cooper Cameron competes in all areas of its operations with a number of other companies, some of which have financial and other resources comparable to or greater than those of Cooper Cameron.

     Cooper Cameron believes it has a leading position in the petroleum production equipment markets, particularly with respect to its high-pressure products. In these markets, Cooper Cameron competes principally with FMC Corporation, Varco International, Inc., Masterflo, Kvaerner Oil and Gas, Vetco Gray Inc. (a subsidiary of Asea Brown Boveri), Dril-Quip, Inc. and Hydril Company. The principal competitive factors in the petroleum production equipment markets are technology, quality, service and price. Cooper Cameron believes that several factors give it a strong competitive position in these markets. Most significant are Cooper Cameron's broad product offering, its worldwide presence and reputation, its service and repair capabilities, its expertise in high pressure technology and its experience in alliance and partnership arrangements with customers and other suppliers.

     Cooper Cameron believes it also has a leading position in the compression and power equipment markets. In these markets, Cooper Cameron competes principally with Dresser Rand of Ingersoll-Rand Company, Caterpillar Inc., Ariel Corporation, Waukesha Engine Division of Halliburton Company's Dresser Equipment Group and Atlas-Copco AB. The principal competitive factors in the compression and power equipment markets are engineering and design capabilities, product performance, reliability and quality, service and price. Cooper Cameron believes that its competitive position is based on several factors. Cooper Cameron has a broad product offering and, unlike many of its competitors, manufactures and sells both engines and compressors (both as separate units and packaged together as a single unit). Cooper Cameron led the industry in the introduction of low emission engine technology and continues today as an industry leader in this technology. Cooper Cameron has a highly competent engineering staff and skilled technical and service representatives, with service centers located throughout the world.

     In all of its markets, Cooper Cameron's products have strong brand recognition and Cooper Cameron has an established reputation for quality and service. Cooper Cameron has a significant base of previously-installed products, which provides a strong demand for aftermarket parts and service. Cooper Cameron has modern manufacturing facilities and state-of-the-art testing capabilities.

MANUFACTURING

     Cooper Cameron has manufacturing facilities worldwide that conduct a broad variety of processes, including machining, fabrication, assembly and testing using a variety of forged and cast alloyed steels and stainless steel as the primary raw materials. In recent years, Cooper Cameron has rationalized plants and products, closed various manufacturing facilities, moved product lines to achieve economies of scale, and upgraded the remaining facilities.
Manufacturing processes have been improved and significant capital expenditures have been made. Cooper Cameron maintains advanced manufacturing, quality assurance and testing equipment geared to the specific products that it manufactures and uses extensive process automation in its manufacturing operations. The manufacturing facilities utilize computer aided numeric controlled tools and manufacturing techniques that concentrate the equipment necessary to produce similar products in one area of the plant in a configuration commonly known as a manufacturing cell. One operator in a manufacturing cell can monitor and operate several machines, as well as assemble and test products made by such machines, thereby improving operating efficiency and product quality while reducing the amount of work-in-process and finished product inventories.

     Cooper Cameron believes that its test capabilities are critical to its overall process. The Company has the capability to test most equipment at full load, measuring all operating parameters, efficiency and emissions. All process compressors for air separation and all plant air compressors are given a mechanical and aerodynamic test in a dedicated test center prior to shipment.

     All of Cooper Cameron's European manufacturing plants are ISO certified and API licensed. Most of the U.S. plants are ISO certified and certification is in process for the remainder. ISO is an internationally recognized verification system for quality management.

BACKLOG

     Cooper Cameron's backlog was approximately $513 million at December 31, 1999, (approximately 92% of which is expected to be shipped during 2000) as compared to $790 million at December 31, 1998, and $786 million at December 31, 1997. Backlog consists of customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled.

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

     Cooper Cameron believes that the success of its business depends more on the technical competence, creativity and marketing abilities of its employees than on any individual patent, trademark or copyright. Nevertheless, as part of its ongoing research, development and manufacturing activities, Cooper Cameron has a policy of seeking patents when appropriate on inventions concerning new products and product improvements. Cooper Cameron owns 260 unexpired United States patents and 683 unexpired foreign patents. During 1999, 80 new patent applications were filed, more than the last three years combined.

     Although in the aggregate these patents and Cooper Cameron's trademarks are of considerable importance to the manufacturing and marketing of many of its products, Cooper Cameron does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole, except the Cameron and Cooper-Bessemer trademarks. Other important trademarks used by Cooper Cameron include Ajax, Superior, TurboAir, MSG, Quad 2000, C-B Turbocharger, Enterprise, ENOX, Texcentric, Orbit, W-K-M, McEvoy, Willis, Demco, PPC, Thornhill Craver and Foster. Cooper Cameron has the right to use the trademark Joy on aftermarket parts until November 2027. Cooper Cameron has registered its trademarks in the countries where such registration is deemed material.

     Cooper Cameron also relies on trade secret protection for its confidential and proprietary information. Cooper Cameron routinely enters into confidentiality agreements with its employees and suppliers. There can be no assurance, however, that others will not independently obtain similar information or otherwise gain access to Cooper Cameron's trade secrets.

EMPLOYEES

     As of December 31, 1999, Cooper Cameron had approximately 7,200 employees, of which approximately 1,314 were represented by labor unions. Cooper Cameron believes its current relations with employees are good. A labor contract expired during December 1999 covering 126 hourly employees at the Cameron division in the United Kingdom. Negotiations have now been completed with respect to a new three-year contract with these employees. The only other significant labor contracts expiring during 2000 cover 582 Cameron and CCV hourly and non-exempt employees at locations in France, Mexico, Singapore, the United Kingdom and Venezuela and 154 hourly employees at the Turbocompressor division plant in Buffalo, New York. The Turbocompressor employees are represented by the Machinists Union (IAM) and are covered by a labor agreement that expires July 30, 2000. Negotiations with the Machinists Union will begin in the second quarter of 2000.

ITEM 2.  PROPERTIES

     The Company operates manufacturing plants ranging in size from approximately 9,500 square feet to approximately 541,000 square feet of manufacturing space. The Company also owns and leases warehouses, distribution centers, aftermarket and storage facilities, and sales offices. The Company leases its corporate headquarters and its Cameron division headquarters office space in Houston, Texas.

     The Company manufactures, markets and sells its products and provides services throughout the world, operating facilities in numerous countries. On December 31, 1999, the significant facilities used by Cooper Cameron throughout the world for manufacturing, distribution, aftermarket services, machining, storage and warehousing contained an aggregate of approximately 7,656,736 square feet of space, of which approximately 6,676,962 square feet (87%) was owned and 979,774 (13%) was leased. Of this total, approximately 5,251,698 square feet (69%) are located in the United States and 1,546,021 square feet (20%) are located in Europe. The table below lists the significant manufacturing, warehouse and distribution facilities by industry segment and geographic area. Cameron and Cooper Cameron Valves share space in certain facilities and, thus, are being reported together.

                                                                    Asia/Pacific
                                     Western          Eastern           and
                                    Hemisphere      Hemisphere        Mideast         Total
                                  --------------   -------------   --------------   ----------

Cameron and Cooper Cameron
 Valves                                   17              12                4           33



Cooper Energy Services                    21               1                0           22


Cooper Turbocompressor                     3               3                0            6

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

Environmental Matters

     Cooper Cameron is subject to numerous federal, state, local and foreign laws and regulations relating to the storage, handling and discharge of materials into the environment, including the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the Clean Water Act, the Clean Air Act (including the 1990 Amendments) and the Resource Conservation and Recovery Act. Cooper Cameron believes that its existing environmental control procedures are adequate and it has no current plans for substantial capital expenditures in this area. Cooper Cameron has a proactive environmental management program aimed at compliance with existing environmental regulations and elimination or significant reduction in the generation of pollutants in its manufacturing processes. Cooper Cameron management intends to continue these policies and programs.

     Cooper Cameron has been identified as a potentially responsible party ("PRP") with respect to five sites designated for cleanup under CERCLA or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages without regard to fault or the legality of waste generation or disposal. Persons liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of substances found at those sites. Although CERCLA imposes joint and several liability on all PRPs, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Settlements often can be achieved through negotiations with the appropriate environmental agency or the other PRPs. PRPs that contributed less than one percent of the waste are often given the opportunity to settle as a "de minimis" party, resolving liability for a particular site.

     Cooper Cameron owns only one of the sites on which it has been identified as a PRP. With respect to the remaining four sites, Cooper Cameron's share of the waste volume is estimated and believed to be less than one percent. Cooper Cameron is the major PRP at one site, the Osborne Landfill in Grove City, Pennsylvania, which it owns. Cooper Cameron's facility in Grove City disposed of wastes at the Osborne Landfill from the early 1950s until 1978. A remediation plan was developed and then accepted by the U.S. Environmental Protection Agency as the preferred remedy for the site. The construction phase of the remediation was completed in 1997 and the remaining costs relate to ground water treatment and monitoring.

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

     The cost of environmental remediation and compliance generally has not been an item of material expense for Cooper Cameron during any of the periods presented, other than with respect to the Osborne Landfill described above. Cooper Cameron's balance sheet at December 31, 1999, includes accruals totaling approximately $1.3 million for environmental remediation activities.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     The common stock of Cooper Cameron, par value $.01 per share (together with the associated Rights to Purchase Series A Junior Participating Preferred Stock), is traded on The New York Stock Exchange ("NYSE"). No dividends were paid during 1999.

     The following table indicates the range of trading prices on the NYSE from January 2, 1998 through December 31, 1998 and January 4, 1999 through December 31, 1999.

                                                    Price Range ($)
                                        -------------------------------------
                                          High          Low           Last
                                        --------     ---------     ----------
      1999
          First Quarter..............   35 7/8        22 1/4        33 7/8
          Second Quarter.............   41 5/16       27 3/4        37 1/16
          Third Quarter..............   44 7/16       32 9/16       37 3/4
          Fourth Quarter.............   50            33 9/16       48 15/16

      1998
          First Quarter..............   66            45            60 3/8
          Second Quarter.............   71            49 3/4        51
          Third Quarter..............   53 3/4        20 1/8        28 1/2
          Fourth Quarter.............   38 1/8        21 15/16      24 1/2


As of March 1, 2000, the approximate number of stockholders of record of Cooper Cameron common stock was 2,666. In addition, there were approximately 25,000 beneficial holders of the common stock, representing persons whose stock is in nominee or "street name" accounts through brokers.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption "Selected Consolidated Historical Financial Data of Cooper Cameron Corporation" on page 55 in the 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition of Cooper Cameron Corporation" on pages 25-33 in the 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.

     The information for this item is set forth in the section entitled "Market Risk Information" on pages 30-32 in the 1999 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements of the Company and the independent auditors' report set forth on pages 34-54 in the 1999 Annual Report to Stockholders are incorporated herein by reference:


         Report of Independent Auditors.

         Consolidated Results of Operations for each of the three years in the period ended December 31, 1999.

         Consolidated Balance Sheets as of December 31, 1999 and 1998.

         Consolidated Cash Flows for each of the three years in the period ended December 31, 1999.

         Consolidated Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1999.

         Notes to Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information on Directors of the Company is set forth in the section entitled "The Nominees and Continuing Directors" on pages 11-12 in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on May 11, 2000, which section is incorporated herein by reference. Information regarding executive officers of the Company is set forth below.

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


Section 16(a) Beneficial Ownership Reporting Compliance

     The information concerning compliance with Section 16(a) is set forth in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 24 in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on May 11, 2000, which section is incorporated herein by reference.


                  CURRENT EXECUTIVE OFFICERS OF THE REGISTRANT

                                   Present Principal Position and Other
Name and Age                  Material Positions Held During Last Five Years
------------                  ----------------------------------------------

Sheldon R. Erikson (58)      President and Chief Executive Officer since January
                             1995. Chairman of the Board from 1988 to January
                             1995 and President and Chief Executive Officer from
                             1987 to January 1995 of The Western Company of
                             North America.

Thomas R. Hix (52)           Senior Vice President of Finance and Chief
                             Financial Officer since January 1995. Senior Vice
                             President of Finance, Treasurer and Chief Financial
                             Officer of The Western Company of North America from 1993 to January 1995.

Franklin Myers (47)          Senior Vice President since April 1995. General
                             Counsel and Secretary from April 1995 to July 1999.
                             President of the Cooper Energy Services division since August 1998. Senior Vice President and
                             General Counsel from 1994 to April 1995 of Baker
                             Hughes Incorporated.

Joseph D. Chamberlain (53)   Vice President and Corporate Controller since April
                             1995. Controller - Financial Reporting from 1994 to
                             April 1995, of Cooper Industries, Inc.

A. John Chapman (58)         Vice President since May 1998. President, Cooper
                             Cameron Valves division since 1995. Managing director of Joy Manufacturing Co. Australia Pty.
                             Ltd., a subsidiary of Joy Technologies Inc. from February 1990 to June 1995.

Jane L. Crowder (49)         Vice President, Human Resources since May 1999.
                             Vice President, Compensation and Benefits from 1996 to 1999, and Director, Compensation and Benefits from 1995 to 1996. Vice

                             President, Human Resources of the CES division from September 1998 to October 1999. Vice President, Human Resources of The Western Company of North America from 1994 to 1995.

William C. Lemmer (55)       Vice President, General Counsel and Secretary since
                             July 1999. Vice President, General Counsel and
                             Secretary of Oryx Energy Company from 1994 to
                             1999.

E. Fred Minter  (64)         Vice President from November 1996. Chairman from
                             August 1999 and President from 1988 to August 1999 of the Cooper Turbocompressor division.

Dalton L. Thomas (50)        Vice President since July 1998. President, Cameron
                             division since July 1998. Vice President, Eastern
                             Hemisphere for Cameron from 1995 until July 1998.
                             Vice President of Manufacturing and Support
                             Services, Western Company of North America from
                             1989 to 1995.

ITEM 11. EXECUTIVE COMPENSATION.

     The information for this item is set forth in the section entitled "Executive Compensation Tables" on pages 17-20 in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on May 11, 2000, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.

     The information concerning security ownership of certain beneficial owners and management is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners" on page 23 and "Security Ownership of Management" on pages 12-13 in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on May 11, 2000, which sections are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None

                                    PART IV
                                    -------

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

         10.1 Amended and Restated Cooper Cameron Corporation Long-Term Incentive Plan, incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the Annual Meeting of Stockholders held on May 8, 1997.

         10.2 First Amendment to the Amended and Restated Cooper Cameron Corporation Long-Term Incentive Plan, effective February 12, 1998.

         10.3 Second Amendment to the Amended and Restated Cooper Cameron Corporation Long-Term Incentive Plan, effective May 13, 1999.

         10.4 Cooper Cameron Corporation Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

         10.5 Cooper Cameron Corporation Retirement Savings Plan, as Amended and Restated, effective April 1, 1996, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

         10.6 Cooper Cameron Corporation Employee Stock Purchase Plan (Registration Statement No. 33-94948), incorporated herein by reference.

         10.7 Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File
                  No. 33-90288), and incorporated herein by reference.

         10.8 First Amendment to Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, effective as of January 1, 1996, filed as Exhibit 10.7 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

         10.9 Cooper Cameron Corporation Supplemental Excess Defined Contribution Plan, filed as Exhibit 10.5 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

         10.10 First Amendment to Cooper Cameron Corporation Supplemental Excess Defined Contribution Plan, effective April 1, 1996, filed as Exhibit 10.9 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

         10.11 Cooper Cameron Corporation Compensation Deferral Plan (formerly the Cooper Cameron Corporation Management Incentive Compensation Deferral Plan), effective January 1, 1996, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

         10.12 First Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective July 1, 1998.

         10.13 Second Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective January 1, 1999.

         10.14 Third Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective January 1, 2000.

         10.15 Cooper Cameron Corporation Directors Deferred Compensation Plan, filed as Exhibit 10.7 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File
                  No. 33-90288), and incorporated herein by reference.

         10.16 Employment Agreement by and between Sheldon R. Erikson and Cooper Cameron Corporation, effective as of August 13, 1999.

         10.17 Employment Agreement by and between Thomas R. Hix and Cooper Cameron Corporation, effective as of September 1, 1999.

         10.18 Employment Agreement by and between Franklin Myers and Cooper Cameron Corporation, effective as of September 1, 1999.

         10.19 Form of Change in Control Agreement, effective November 11, 1999, by and between Scott Amann, Joe Chamberlain, John Chapman, Jane Crowder, William Givens, Daniel Keenan, William Lemmer, Robert Rajeski, and Dalton Thomas.

         10.20 1995 Management Incentive Compensation Plan of Cooper Cameron Corporation, dated as of November 14, 1995, as amended, filed as Exhibit 10.15 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

         10.21 1996 Management Incentive Compensation Plan of Cooper Cameron Corporation, dated as of February 19, 1996, filed as Exhibit
                  10.16 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

         10.22 1997 Management Incentive Compensation Plan of Cooper Cameron Corporation, dated as of December 9, 1996, filed as Exhibit
                  10.17 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

         10.23 Cooper Cameron Corporation Management Incentive Compensation Plan, as amended, incorporated herein by reference to the Cooper Cameron

                  Corporation Proxy Statement for the Annual Meeting of Stockholders held on May 8, 1997.

         10.24 1998 Management Incentive Compensation Plan for Cooper Cameron Corporation, dated as of January 1, 1998, filed as Exhibit
                  10.25 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

         10.25 1999 Management Incentive Compensation Plan for Cooper Cameron Corporation, dated as of January 1, 1999, filed as Exhibit
                  10.27 to the Annual Report on Form 10-K for 1998 of Cooper Cameron Corporation, and incorporated herein by reference.

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

         10.30 Amendment No. 2 to the Amended and Restated Credit Agreement, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and First National Bank of Chicago, as agent, dated as of July 21, 1999.

         10.31 Individual Account Retirement Plan for Hourly-Paid Employees at the Cooper Cameron Corporation Mount Vernon Plant, filed as
                  Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-58005), incorporated herein by reference.

         10.32 Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Missouri City, Texas Facility, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57995), incorporated herein by reference.

         10.33 Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Buffalo, New York Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57991), incorporated herein by reference.

         10.34 Individual Account Retirement Plan for Cooper Cameron Corporation Hourly Employees, UAW, at the Superior Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57997), incorporated herein by reference.

         10.35 Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Grove City Facility, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-58003), incorporated herein by reference.

         10.36 Cooper Cameron Corporation Savings-Investment Plan for Hourly Employees, filed as Exhibit 4.7 to the Registration Statement on Form S-8 (Registration No. 333-77641), incorporated herein by reference.

         13.1 Portions of the 1999 Annual Report to Stockholders are included as an exhibit to this report and have been specifically incorporated by reference elsewhere herein.

         21.1     Subsidiaries of registrant.

         23.1     Consent of Independent Auditors.

         27.1     Financial Data Schedule.

(b)  REPORTS ON FORM 8-K

     The Company filed a Form 8-K, dated October 1, 1999, including, as an exhibit, a press release dated October 1, 1999 issued by Rolls-Royce plc announcing that Rolls-Royce has completed the purchase of the rotating products interests of Cooper Energy Services, a part of Cooper Cameron Corporation.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THIS 24TH DAY OF MARCH, 2000.

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

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED ON THIS 24TH DAY OF MARCH, 2000, BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

          SIGNATURE                       TITLE
          ---------                       -----

   /s/ Nathan M. Avery                  Director
--------------------------------
    (Nathan M. Avery)

   /s/ C. Baker Cunningham              Director
--------------------------------
     (C. Baker Cunningham)

   /s/ Grant A. Dove                    Director
--------------------------------
    (Grant A. Dove)

   /s/ Sheldon R. Erikson               Chairman, President and Chief Executive
--------------------------------         Officer (principal executive officer)
     (Sheldon R. Erikson

   /s/ Michael E. Patrick               Director
--------------------------------
       (Michael E. Patrick)

   /s/ David Ross III                   Director
--------------------------------
         (David Ross III)

   /s/ Michael J. Sebastian             Director
--------------------------------
       (Michael J. Sebastian)

   /s/ Thomas R. Hix                  Senior Vice President of Finance and
--------------------------------       Chief Financial Officer
    (Thomas R. Hix)                    (principal financial officer)

                                 EXHIBIT INDEX

EXHIBIT                                                               SEQUENTIAL
NUMBER                          DESCRIPTION                            PAGE NO.
------    -------------------------------------------------------     ----------

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

10.1 Amended and Restated Cooper Cameron Corporation Long-Term Incentive Plan, incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the Annual Meeting of Stockholders held on May 8, 1997.

10.2      First Amendment to the Amended and Restated Cooper
          Cameron Corporation Long-Term Incentive Plan, effective February 12, 1998.

10.3      Second Amendment to the Amended and Restated Cooper
          Cameron Corporation Long-Term Incentive Plan, effective May 13, 1999.

10.4      Cooper Cameron Corporation Second Amended and Restated
          1995 Stock Option Plan for Non-Employee Directors
          (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

10.5 Cooper Cameron Corporation Retirement Savings Plan, as Amended and Restated, effective April 1, 1996, filed as
          Exhibit 10.10 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

10.6      Cooper Cameron Corporation Employee Stock Purchase Plan
          (Registration Statement No. 33-94948), incorporated herein by reference.

10.7 Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.8 First Amendment to Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, effective as of January 1, 1996, filed as Exhibit 10.7 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.9      Cooper Cameron Corporation Supplemental Excess Defined
          Contribution Plan, filed as Exhibit 10.5 to the Registration Statement on Form S-4 of Cooper Cameron
          Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.10     First Amendment to Cooper Cameron Corporation
          Supplemental Excess Defined Contribution Plan, effective April 1, 1996, filed as Exhibit 10.9 to the Annual Report on Form 10-K for 1996 of Cooper
          Cameron Corporation, and incorporated herein by reference.

10.11 Cooper Cameron Corporation Compensation Deferral Plan (formerly the Cooper Cameron Corporation Management Incentive Compensation Deferral Plan), effective January 1, 1996, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.12     First Amendment to the Cooper Cameron Corporation
          Compensation Deferral Plan, effective July 1, 1998.

10.13     Second Amendment to the Cooper Cameron Corporation
          Compensation Deferral Plan, effective January 1, 1999.

10.14     Third Amendment to the Cooper Cameron Corporation
          Compensation Deferral Plan, effective January 1, 2000.

10.15 Cooper Cameron Corporation Directors Deferred Compensation Plan, filed as Exhibit 10.7 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.16 Employment Agreement by and between Sheldon R. Erikson and Cooper Cameron Corporation, effective as of August 13, 1999.

10.17     Employment Agreement by and between Thomas R. Hix and
          Cooper Cameron Corporation, effective as of September 1, 1999.

10.18     Employment Agreement by and between Franklin Myers and
          Cooper Cameron Corporation, effective as of September 1, 1999.

10.19     Form of Change in Control Agreement, effective
          November 11, 1999, by and between Scott Amann,
          Joe Chamberlain, John Chapman, Jane Crowder,
          William Givens, Daniel Keenan, William Lemmer,
          Robert Rajeski, and Dalton Thomas.

10.20 1995 Management Incentive Compensation Plan of Cooper Cameron Corporation, dated as of November 14, 1995, as amended, filed as Exhibit 10.15 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.21 1996 Management Incentive Compensation Plan of Cooper Cameron Corporation, dated as of February 19, 1996, filed as Exhibit 10.16 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.22 1997 Management Incentive Compensation Plan of Cooper Cameron Corporation, dated as of December 9, 1996, filed as Exhibit 10.17 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.23 Cooper Cameron Corporation Management Incentive Compensation Plan, as amended, incorporated herein by reference to the Cooper Cameron Corporation Proxy Statement for the Annual Meeting of Stockholders held on May 8, 1997.

10.24 1998 Management Incentive Compensation Plan for Cooper Cameron Corporation, dated as of January 1, 1998, filed as Exhibit 10.25 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

10.25 1999 Management Incentive Compensation Plan for Cooper Cameron Corporation, dated as of January 1, 1999, filed as Exhibit 10.27 to the Annual Report on Form 10-K for 1998 of Cooper Cameron Corporation, and incorporated herein by reference.

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

10.30     Amendment No. 2 to the Amended and Restated Credit
          Agreement, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and First National Bank of Chicago, as agent, dated as of July 21, 1999.

10.31     Individual Account Retirement Plan for Hourly-Paid
          Employees at the Cooper Cameron Corporation Mount Vernon Plant, filed as Exhibit 4.6 to the Registration
          Statement on Form S-8 (Registration No. 333-58005), incorporated herein by reference.

10.32 Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Missouri City, Texas Facility, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration
          No. 333-57995), incorporated herein by reference.

10.33 Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Buffalo,
          New York Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57991), incorporated herein by reference.

10.34 Individual Account Retirement Plan for Cooper Cameron Corporation Hourly Employees, UAW, at the Superior Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57997), incorporated herein by reference.

10.35 Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Grove City Facility, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-58003), incorporated herein by reference.

10.36     Cooper Cameron Corporation Savings-Investment Plan for
          Hourly Employees, filed as Exhibit 4.7 to the Registration Statement on Form S-8 (Registration No. 333-77641), incorporated herein by reference.

13.1 Portions of the 1999 Annual Report to Stockholders are included as an exhibit to this report and have been specifically incorporated by reference elsewhere herein.

21.1      Subsidiaries of registrant.

23.1      Consent of Independent Auditors.

27.1      Financial Data Schedule.