Form 10-Q
period 2000-03-31
COOPER CAMERON CORP
filed 2000-05-12
CIK 941548

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2000

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

                   Yes     X           No
                          ---               ---
Number of shares outstanding of issuer's common stock as of April 28, 2000 was 52,518,032.

                        PART I - FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                          COOPER CAMERON CORPORATION
                      CONSOLIDATED RESULTS OF OPERATIONS


                                                          Three Months
                                                              Ended
                                                            March 31,
                                                         ----------------
(dollars in millions, except per share data)               2000     1999
                                                         ------    ------

REVENUES...................................              $336.5    $383.9
                                                         ------    ------
COSTS AND EXPENSES
Cost of sales (exclusive of depreciation
   and amortization).......................               238.8     280.0
Depreciation and amortization..............                19.4      21.0
Selling and administrative expenses........                50.4      53.6
Interest expense...........................                 4.5       7.3
Nonrecurring/unusual charges...............                 5.0       6.2
                                                         ------    ------
                                                          318.1     368.1
                                                         ------    ------
       Income before income taxes...........               18.4      15.8

Income tax provision.......................                (5.7)     (5.0)
                                                         ------    ------
Net income.................................              $ 12.7    $ 10.8
                                                         ======    ======
Earnings per share:
   Basic...................................              $ 0.25    $ 0.20
                                                         ======    ======
   Diluted.................................              $ 0.24    $ 0.20
                                                         ======    ======


        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                      March 31,     December 31,
(dollars in millions, except shares and per share data)                  2000          1999
                                                                      ---------     ------------
ASSETS
Cash and cash equivalents........................................    $   12.0        $    8.2
Receivables, net.................................................       272.8           271.5
Inventories, net.................................................       401.0           400.0
Other............................................................        43.9            24.8
                                                                     --------        --------
           Total current assets..................................       729.7           704.5
                                                                     --------        --------
Plant and equipment, at cost.....................................       806.9           812.2
Less:  accumulated depreciation..................................      (395.9)         (392.6)
Intangibles......................................................       506.8           508.8
Less:  accumulated amortization..................................      (229.7)         (227.8)
Other assets.....................................................        98.9            65.6
                                                                     --------        --------
           TOTAL ASSETS..........................................    $1,516.7        $1,470.7
                                                                     ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long-term debt.............................    $   14.3        $   14.4
Accounts payable and accrued liabilities.........................       363.5           395.0
Accrued income taxes.............................................        12.8            12.4
                                                                     --------        --------
           Total current liabilities.............................       390.6           421.8
                                                                     --------        --------
Long-term debt...................................................       219.6           195.9
Postretirement benefits other than pensions......................        58.4            60.8
Deferred income taxes............................................        38.8            38.9
Other long-term liabilities......................................        36.4            39.2
                                                                     --------        --------
           Total liabilities.....................................       743.8           756.6
                                                                     --------        --------
Stockholders' Equity:
    Common stock, par value $.01 per share, 150,000,000 shares authorized, 54,001,955 shares issued (54,001,507 at
        December 31, 1999).......................................         0.5             0.5
    Capital in excess of par value...............................       905.3           900.0
    Retained deficit.............................................       (65.6)          (78.3)
    Accumulated other elements of comprehensive income...........       (20.5)          (12.0)
    Less:  Treasury stock - 1,672,374, at cost (3,433,548 at
        December 31, 1999).......................................       (46.8)          (96.1)
                                                                     --------        --------
           Total stockholders' equity............................       772.9           714.1
                                                                     --------        --------
                TOTAL LIABILITIES AND STOCKHOLDERS'
                     EQUITY......................................    $1,516.7        $1,470.7
                                                                     ========        ========

        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Three Months
                                                                                   Ended
                                                                                  March 31,
                                                                              -----------------
(dollars in millions)                                                           2000      1999
                                                                              -------   -------
Cash flows from operating activities:
    Net income.............................................................   $ 12.7    $ 10.8
    Adjustments to reconcile net income to net cash
        provided by (used for) operating activities:
            Depreciation...................................................     15.7      16.1
            Amortization...................................................      3.7       4.9
            Deferred income taxes..........................................     (0.5)     (4.1)
    Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
            Receivables....................................................      1.2      20.8
            Inventories....................................................     (3.0)     26.2
            Accounts payable and accrued liabilities.......................    (31.3)    (37.0)
            Other assets and liabilities, net..............................    (14.6)    (12.8)
                                                                              ------    ------
                    Net cash provided by (used for) operating activities...    (16.1)     24.9
                                                                              ------    ------
Cash flows from investing activities:
    Capital expenditures...................................................     (9.7)    (27.1)
    Acquisitions...........................................................     (4.2)       --
    Other..................................................................    (10.9)      1.6
                                                                              ------    ------
                    Net cash used for investing activities.................    (24.8)    (25.5)
                                                                              ------    ------
Cash flows from financing activities:
    Loan borrowings (repayments), net......................................     25.4      (0.4)
    Activity under stock option plans and other............................     20.9      (2.6)
                                                                              ------    ------
                    Net cash provided by (used for) financing activities...     46.3      (3.0)
                                                                              ------    ------
Effect of translation on cash..............................................     (1.6)     (1.2)
                                                                              ------    ------
Increase (decrease) in cash and cash equivalents...........................      3.8      (4.8)
                                                                              ------    ------
Cash and cash equivalents, beginning of period.............................      8.2      21.3
                                                                              ------    ------
Cash and cash equivalents, end of period...................................   $ 12.0    $ 16.5
                                                                              ======    ======

        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Adjustments

        The financial information presented as of March 31, 2000, and for the three-month periods ended March 31, 2000 and 1999, has been prepared from the books and records without audit. Financial information as of December 31, 1999, as used herein, has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1999.


Note 2. Revenue Recognition

        At the end of 1999, the United States Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin No. 101, setting forth the Staff's views regarding various revenue recognition issues. The Company has reviewed this release and does not currently believe that any changes are required in its current revenue recognition policies, practices or procedures. Because the Staff directly, by written communication, and indirectly, by its dealings with other SEC registrants, is continuing to clarify these requirements, the Company will continue its evaluation and make any changes that are ultimately required.


Note 3. Nonrecurring/unusual charges

        The nonrecurring/unusual charges by segment are as follows:

                                                             Three Months
                                                                 Ended
                                                                March 31,
                                                            -----------------
(dollars in millions)                                       2000         1999
                                                            ----         ----
Cooper Cameron Valves (CCV).............................   $ 1.0        $ 3.1
Cameron.................................................     0.1          1.6
Cooper Energy Services (CES)............................     3.8          1.3
Cooper Turbocompressor (CTC)............................     0.1          0.2
                                                           -----        -----
                                                           $ 5.0        $ 6.2
                                                           =====        =====

       The Company's nonrecurring/unusual charges for the first quarter of 2000 represent a continuation of costs related to actions initiated in prior periods. Over three-fourths of the first quarter charges were incurred by CES and primarily relate to: the shutdown of the Company's underutilized foundry and associated machining operations in Grove City, Pennsylvania, the relocation of its compressor plant in Mt. Vernon, Ohio and the consolidation of this segment's aftermarket operations. All of these actions were commenced in 1999. Other charges include employee severance and one-time acquisition costs.

        During 1999, CCV incurred approximately $3.1 million, primarily for the shutdown of its manufacturing facility in Missouri City, Texas, and one-time acquisition costs relating to the 1998 purchase of Orbit Valve. CES incurred approximately $1.3 million in costs, primarily related to the ongoing realignment of certain of its manufacturing operations, and Cameron and CTC incurred nearly $1.8 million for employee severance due to declining market conditions.


Note 4. Segments


(dollars in millions)                                   For the Quarter Ended March 31, 2000
                                   ---------------------------------------------------------------------------
                                                                                 Corporate
                                   Cameron     CCV        CES          CTC       & Other         Consolidated
                                   ---------------------------------------------------------------------------
Revenues.......................      $206.5    $49.1       $57.8       $ 23.1    $    --             $336.5
                                     ======    =====       =====       ======    =======             ======
Income (loss) before taxes.....      $ 24.4    $ 2.4       $(3.4)      $  3.4    $  (8.4)            $ 18.4
                                     ======    =====       =====       ======    =======             ======

(dollars in millions)                                   For the Quarter Ended March 31, 1999
                                   ---------------------------------------------------------------------------
                                                                                 Corporate
                                   Cameron     CCV        CES          CTC       & Other         Consolidated
                                   ---------------------------------------------------------------------------
Revenues.......................      $227.6    $54.0       $77.6       $ 24.7    $    --             $383.9
                                     ======    =====       =====       ======    =======             ======
Income (loss) before taxes.....      $ 31.6    $  --       $(9.1)      $  3.6    $(10.3)             $ 15.8
                                     ======    =====       =====       ======    ======              ======

Note 5.  Inventories
                                                                      March 31,           December 31,
(dollars in millions)                                                   2000                  1999
                                                                     ---------           -------------
Raw materials..................................................        $ 44.4                 $ 43.9
Work-in-process................................................         139.2                  126.9
Finished goods, including parts and subassemblies..............         286.5                  301.9
Perishable tooling and supplies................................           2.5                    2.7
                                                                      -------                -------
                                                                        472.6                  475.4
Allowances.....................................................         (71.6)                 (75.4)
                                                                      -------                -------
Net inventories................................................        $401.0                 $400.0
                                                                      =======                =======

Note 6.  Retained Deficit

  While the Company has a retained deficit, it is able to declare and pay dividends from a current year's earnings, as well as from the net of capital in excess of par value less the retained deficit. Accordingly, at March 31, 2000, the Company had approximately $839.7 million from which dividends could be paid.


Note 7. Comprehensive Income

        The amount of comprehensive income for each of the three-month periods ended March 31, 2000 and 1999, and the components of accumulated other elements of comprehensive income at March 31, 2000 and December 31, 1999, are as follows:

                                                             Three Months
                                                                 Ended
                                                                March 31,
                                                              --------------
(dollars in millions)                                         2000      1999
                                                              ----      ----
Net income per Consolidated Results of
    Operations...........................................   $ 12.7    $ 10.8
Foreign currency translation loss /1/....................    (10.4)    (21.0)
Other....................................................      1.9        --
                                                            ------    ------
Comprehensive income (loss)..............................   $  4.2    $(10.2)
                                                            ======    ======

/1/ The significant first quarter changes in the "Foreign currency translation loss" relate primarily to the Company's operations in the United Kingdom, France and Germany.



                                                      March 31,    December 31,
(dollars in millions)                                   2000          1999
                                                      ---------    ------------
Amounts comprising accumulated other elements
    of comprehensive income:
        Accumulated foreign currency translation
            adjustments............................    $(22.0)        $(11.6)
        Accumulated adjustments to record
            minimum pension liabilities............      (0.4)          (0.4)
        Other......................................       1.9             --
                                                       ------         ------
                Accumulated other elements of
                    comprehensive income...........    $(20.5)        $(12.0)
                                                       ======         ======

Note 8.  Earnings Per Share

     The weighted average number of common shares (utilized for the basic earnings per share presentation) and common stock equivalents outstanding for each period presented were as follows:

                                                                          Three Months
                                                                             Ended
                                                                            March 31,
                                                                        ------------------
(amounts in millions)                                                    2000        1999
                                                                        -------     ------
Average shares outstanding............................................   51.1        53.3
Common stock equivalents..............................................    2.7         0.9
                                                                         ----        ----
Number of shares utilized in diluted earnings per share calculation...   53.8        54.2
                                                                         ====        ====

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     In addition to the historical data contained herein, this document includes "forward-looking statements" that are based on current expectations, estimates and projections regarding the future revenues, cash flows including capital expenditures, nonrecurring/unusual charges, and profitability of the Company, as well as expectations regarding savings from future restructuring activities. All such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those described in forward-looking statements. Such statements are based on current expectations of the Company's performance and are subject to a variety of risks and uncertainties, not under the control of the Company, which can affect the Company's results of operations, liquidity or financial condition. Such risks and uncertainties can include overall demand for the Company's products; changes in the price of (and demand for) oil and gas in both domestic and international markets; political and social issues affecting the countries in which the Company does business; fluctuations in currency markets worldwide; and variations in global economic activity. In particular, current and projected oil and gas prices directly affect customers' spending levels and their related purchases of the Company's products and services; as a result, changes in price expectations can lead to changes in the Company's financial results.

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


FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999

     Cooper Cameron Corporation had net income of $12.7 million, or $.24 per share, for the first quarter of 2000, compared to $10.8 million, or $.20 per share, for the same period in 1999. Included in the first quarter 2000 results were after-tax charges of $3.4 million ($5.0 million pre-tax), or $.06 per share, primarily for previously initiated cost rationalization programs in Cooper Energy Services (CES). The first quarter of 1999 included similar after-tax charges of $4.2 million ($6.2 million pre-tax), or $.08 per share. See Note 3 of the Notes to Consolidated Financial Statements for further information regarding the nonrecurring/unusual charges. Excluding these nonrecurring/unusual charges, the Company earned $.30 per share in the first quarter of 2000 compared to $.28 per share in the first three months of 1999.

REVENUES

     Revenues for the first quarter of 2000 totaled $336.5 million, a decrease of 12% from the $383.9 million for the same period in 1999, with declines in all four segments. Excluding the first quarter 1999 revenues for the CES rotating compressor business, which was sold to Rolls-Royce plc on September 30, 1999, first quarter 2000 revenues declined by 5% from the prior year level, with declines in all segments except Cooper Energy Services, which had an increase of approximately 20%.

     Revenues for Cameron totaled $206.5 million, a decrease of 9% from first quarter 1999 revenues of $227.6 million. The most significant decline was in drilling products, particularly subsea blowout preventers and controls for deep-water projects in the Gulf of Mexico and North Sea. Surface products also declined, as weakness in international markets was only partially offset by the early stages of a recovery in the North American business. Subsea products were virtually unchanged, as revenues from a major project in the Philippines were offset by weakness in Gulf of Mexico and North Sea projects. On a geographical basis, the Eastern and Western Hemispheres declined, while Asia-Pacific increased. The most significant decline was in Eastern Hemisphere, where weakness was evident throughout the region, particularly in the North Sea drilling and subsea project business. Western Hemisphere declined slightly, as improved surface products and aftermarket activity could not completely offset the weaker Gulf of Mexico drilling and subsea project business. The improvement in Asia-Pacific resulted from the major subsea project for the Philippines.

     Cooper Cameron Valves' (CCV) revenues were $49.1 million, a decline of 9% from the $54.0 million in the first quarter of 1999. The largest decrease was in pipeline valves, where customers continued to delay placing major project orders. Orbit Valve International, Inc. (Orbit Valve) products also declined due to a lack of major upgrade or new chemical plant projects. Providing a partial offset was an increase in oilfield distributor products, driven by improvement in the North American markets.

     Revenues for CES were $57.8 million, a decline of 26% from the $77.6 million in the first quarter of 1999. Excluding the first quarter 1999 revenues of the rotating compressor business, revenues increased by 20%, with improvement in all major product lines. Of particular note was the improvement in compressor shipments and higher-margin replacement parts.

     Cooper Turbocompressor (CTC) had revenues of $23.1 million, or a decrease of 6%, from $24.7 million in the first quarter of 1999. This decline was in process air machines, where large air separation customers continued to delay placing new orders. Providing a partial offset were improved plant air machine shipments and aftermarket activity.

COSTS AND EXPENSES

     The $47.4 million revenue decrease discussed above resulted in a $41.2 million decline in cost of sales (exclusive of depreciation and amortization) and a resulting gross margin shortfall of $6.2 million. The sale of the lower-margin rotating compressor business, cost reduction programs, and an improvement in sales mix more than offset continued pricing pressure in all four segments, such that the gross margin percentage (defined as revenues less cost of sales as a percentage of revenues) improved by 1.9 percentage points. These results are discussed below in more detail for each segment.

     Cameron's gross margin percentage was 29.5% in the first quarter of 2000, compared to 30.4% for the same period of 1999. This decrease resulted primarily from continued pricing pressure in the very competitive markets, partially offset by the benefits of various cost reduction programs, including foreign sourcing of material, staffing reductions, and capital expenditures for higher efficiency machine tools. As Cameron's business improves, this relationship should improve, as a result of capital enhancements and other cost control initiatives completed over the last two years.

     CCV's gross margin percentage improved from 28.2% in the first quarter of 1999 to 30.4% in the first quarter of 2000. This increase was the result of cost reductions, including the closure of a high-cost manufacturing facility in Missouri City, Texas, other staffing reductions, and foreign sourcing of material. These actions more than offset continued pricing pressure in oilfield distributor and pipeline valve products.

     The gross margin percentage for CES increased from 13.7% in the first quarter of 1999 to 23.6% in the first quarter of 2000. This improvement was primarily the result of the sale of the lower-margin rotating compressor business. Also contributing to the increase were numerous ongoing cost reduction programs, including the soon-to-be-completed closure of a high-cost foundry and manufacturing facility in Grove City, Pennsylvania, other staffing reductions, and material sourcing initiatives.

     CTC's gross margin percentage improved slightly from 35.4% to 35.7%. The favorable effect of the decline in relatively lower-margin process air machine revenues and cost reductions more than offset continued pricing pressure.

     Depreciation and amortization expense decreased by $1.6 million, from $21.0 million in the first quarter of 1999 to $19.4 million in the first quarter of 2000. This decrease was the result of the sale of the rotating compressor business, partially offset by capital spending in Cameron.

     Selling and administrative expenses declined by $3.2 million, or 6%, from $53.6 million in the first quarter of 1999 to $50.4 million in the first three months of 2000, with decreases in all four segments. CES declined by $2.7 million due primarily to the sale of the rotating compressor business, while the other three segments decreased slightly due to staff reductions. Despite the Company's efforts to reduce costs in this area, selling and administrative expense as a percentage of revenue increased from 14.0% in the first quarter of 1999 to 15.0% in the first three months of 2000. As the ongoing cost reductions take full effect, this ratio should improve, and as volume begins to increase a further leveraging effect should be realized.

     Reflecting the various factors discussed above, operating income (defined as earnings before nonrecurring/unusual charges, corporate expenses, interest and taxes) totaled $31.8 million, a decrease of $.5 million from the first quarter of 1999. Cameron decreased from $33.2 million to $24.5 million, CCV increased from $3.1 million to $3.4 million, CES improved from a loss of $(7.8) million to $.4 million, and CTC declined from $3.8 million to $3.5 million.

     Interest expense was $4.5 million in the first quarter of 2000, a decrease of $2.8 million from the same period in 1999. This decline was due to a lower average debt level, primarily attributable to proceeds from the sale of the rotating compressor business.

     The estimated effective tax rate decreased from 32.0% in the first quarter of 1999 to 31.0% in the first quarter of 2000, primarily due to an anticipated full year 2000 versus 1999 change in the mix of domestic and foreign earnings.

OUTLOOK FOR THE REMAINDER OF 2000

     Based on current expectations, second quarter 2000 earnings per share, excluding nonrecurring/unusual charges, are expected to exceed the $.30 achieved in the first quarter of 2000 by 15-20%. In addition, full year 2000 earnings per share, excluding nonrecurring/unusual charges, in the $1.50-$1.60 range appear reasonable at this time.

CASH FLOW, LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

     During the first three months of 2000, the Company utilized $16 million of cash in its operating activities, primarily due to increased working capital needs. The primary working capital accounts affected were accounts payable and accrued liabilities. The change in these accounts from December 31, 1999 primarily related to first quarter sales for which the majority of the cash had been collected in previous periods in the form of progress payments. As cash is collected, the Company records a liability on its books until such time as the sale can be recognized. Additionally, during the first quarter, the Company paid amounts due its employees under bonus and sales incentive programs, as well as making payments to various taxing authorities.

     The Company spent nearly $10 million for capital additions during the quarter, approximately one-half of which was spent by Cameron. This spending level is approximately one-third of the prior year amount reflecting significant capital spending cut-backs made in the middle of last year. In addition, CCV utilized approximately $4 million of cash for a small product line acquisition during the quarter.

     Most of the Company's spending was funded through additional borrowings and from proceeds derived from stock option exercises. Due to a significant increase in the Company's stock price beginning in late February, the Company received nearly $23 million in proceeds from the exercise of outstanding options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There have been no significant changes since December 31, 1999 in the Company's exposure to market risk from its current holdings of financial instruments.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              27 - Financial Data Schedule.

         (b)  Reports on Form 8-K
              No reports on Form 8-K were filed during the three months ended March 31, 2000.



                               Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Cooper Cameron Corporation
                                          ---------------------------
                                                 (Registrant)

Date   May 12, 2000                        /s/ Thomas R. Hix
      --------------                      -------------------
                                          Thomas R. Hix
                                          Senior Vice President &
                                          Chief Financial Officer
                                            and authorized to sign on
                                            behalf of the Registrant