Form 10-Q
period 2000-06-30
COOPER CAMERON CORP
filed 2000-08-11
CIK 941548

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2000

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

                   Yes     X           No
                       ---------          ----------

Number of shares outstanding of issuer's common stock as of July 31, 2000 was 53,041,663.

                        PART I - FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                          COOPER CAMERON CORPORATION
                      CONSOLIDATED RESULTS OF OPERATIONS

                                                Three Months         Six Months
                                                   Ended                Ended
                                                  June 30,            June 30,
                                              ----------------   -----------------
(dollars in millions, except per share data)    2000     1999      2000      1999
                                              -------  -------   --------  -------
REVENUES...................................   $348.0    $385.0    $684.5    $769.0
                                              ------    ------    ------    ------
COSTS AND EXPENSES
Cost of sales (exclusive of depreciation
    and amortization)......................    244.8     285.7     483.7     565.8
Depreciation and amortization..............     18.8      21.2      38.2      42.1
Selling and administrative expenses........     51.8      51.0     102.1     104.6
Interest expense...........................      4.3       7.5       8.9      14.8
Nonrecurring/unusual charges...............      5.1       5.8      10.1      12.0
                                              ------    ------    ------    ------
                                               324.8     371.2     643.0     739.3
                                              ------    ------    ------    ------

        Income before income taxes.........     23.2      13.8      41.5      29.7

Income tax provision.......................     (7.0)     (4.7)    (12.6)     (9.8)
                                              ------    ------    ------    ------

Net income.................................   $ 16.2    $  9.1    $ 28.9    $ 19.9
                                              ======    ======    ======    ======
Earnings per share:
    Basic..................................   $ 0.31    $ 0.17    $ 0.56    $ 0.37
                                              ======    ======    ======    ======
    Diluted................................   $ 0.29    $ 0.17    $ 0.53    $ 0.36
                                              ======    ======    ======    ======

        The accompanying notes are an integral part of these statements.

                          COOPER CAMERON CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                       June 30,      December 31,
(dollars in millions, except shares and per share data)                  2000            1999
                                                                       --------        --------
ASSETS
Cash and cash equivalents...........................................   $   13.3        $    8.2
Receivables, net....................................................      240.2           271.5
Inventories, net....................................................      401.1           400.0
Other...............................................................       48.4            24.8
                                                                       --------        --------
           Total current assets.....................................      703.0           704.5
                                                                       --------        --------
Plant and equipment, at cost........................................      810.6           812.2
Less:  accumulated depreciation.....................................     (405.7)         (392.6)
Intangibles.........................................................      502.9           508.8
Less:  accumulated amortization.....................................     (231.3)         (227.8)
Other assets........................................................       97.4            65.6
                                                                       --------        --------
                TOTAL ASSETS........................................   $1,476.9        $1,470.7
                                                                       ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long-term debt................................   $    4.2        $   14.4
Accounts payable and accrued liabilities............................      329.9           395.0
Accrued income taxes................................................       10.8            12.4
                                                                       --------        --------
           Total current liabilities................................      344.9           421.8
                                                                       --------        --------
Long-term debt......................................................      198.3           195.9
Postretirement benefits other than pensions.........................       56.0            60.8
Deferred income taxes...............................................       38.8            38.9
Other long-term liabilities.........................................       34.5            39.2
                                                                       --------        --------
           Total liabilities........................................      672.5           756.6
                                                                       --------        --------
Stockholders' Equity:
    Common stock, par value $.01 per share, 150,000,000 shares authorized, 54,001,955 shares issued (54,001,507 at
        December 31, 1999)..........................................        0.5             0.5
    Capital in excess of par value..................................      918.4           900.0
    Retained deficit................................................      (49.4)          (78.3)
    Accumulated other elements of comprehensive income..............      (37.6)          (12.0)
    Less:  Treasury stock - 984,894 shares, at cost (3,433,548 at
        December 31, 1999)..........................................      (27.5)          (96.1)
                                                                       --------        --------
           Total stockholders' equity...............................      804.4           714.1
                                                                       --------        --------
                TOTAL LIABILITIES AND STOCKHOLDERS'
                     EQUITY.........................................   $1,476.9        $1,470.7
                                                                       ========        ========

       The accompanying notes are an integral part of these statements.

                          COOPER CAMERON CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     Three Months          Six Months
                                                                         Ended                Ended
                                                                        June 30,             June 30,
                                                                   ----------------    ------------------
(dollars in millions)                                                2000      1999      2000       1999
                                                                   ------    ------    -------    -------
Cash flows from operating activities:
    Net income..................................................   $ 16.2    $  9.1    $ 28.9      $ 19.9
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation........................................     14.9      16.2      30.6        32.2
            Amortization........................................      3.9       5.0       7.6         9.9
            Deferred taxes and other............................      4.4      (7.2)      3.9       (11.3)
    Changes in assets and liabilities, net of translation,
        acquisitions and non-cash items:
            Receivables.........................................     26.0      26.6      27.2        47.4
            Inventories.........................................     (4.4)     34.9      (7.4)       61.2
            Accounts payable and accrued liabilities............    (27.9)    (27.3)    (59.2)      (64.4)
            Other assets and liabilities, net...................    (14.2)     (7.8)    (28.8)      (20.5)
                                                                   ------    ------    ------      ------
                    Net cash provided by operating activities...     18.9      49.5       2.8        74.4
                                                                   ------    ------    ------      ------
Cash flows from investing activities:
    Capital expenditures........................................    (13.8)    (17.5)    (23.5)      (44.6)
    Acquisitions................................................       --        --      (4.2)         --
    Other.......................................................     10.0       0.5      (0.9)        2.1
                                                                   ------    ------    ------      ------
                    Net cash used for investing activities......     (3.8)    (17.0)    (28.6)      (42.5)
                                                                   ------    ------    ------      ------
Cash flows from financing activities:
    Loan borrowings (repayments), net...........................    (32.2)    (37.3)     (6.7)      (37.7)
    Activity under stock option plans and other.................     21.5      (1.6)     42.4        (4.2)
                                                                   ------    ------    ------      ------
                    Net cash provided by (used for)
                        financing activities....................    (10.7)    (38.9)     35.7       (41.9)
                                                                   ------    ------    ------      ------
Effect of translation on cash...................................     (3.1)      2.4      (4.8)        1.2
                                                                   ------    ------    ------      ------
Increase (decrease) in cash and cash equivalents................      1.3      (4.0)      5.1        (8.8)
                                                                   ------    ------    ------      ------
Cash and cash equivalents, beginning of period..................     12.0      16.5       8.2        21.3
                                                                   ------    ------    ------      ------
Cash and cash equivalents, end of period........................   $ 13.3    $ 12.5    $ 13.3      $ 12.5
                                                                   ======    ======    ======      ======

       The accompanying notes are an integral part of these statements.

                          COOPER CAMERON CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Adjustments

  The financial information presented as of June 30, 2000, and for the three- and six-month periods ended June 30, 2000 and 1999, has been prepared from the books and records without audit. Financial information as of December 31, 1999, as used herein, has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1999.

Note 2. Revenue Recognition

  At the end of 1999, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, setting forth the Staff's views regarding various revenue recognition issues. The Company has reviewed this release, which is required to be implemented by the fourth quarter of 2000, and does not currently believe that any material changes are required in its current revenue recognition policies, practices or procedures. Because the Staff directly, by written communication, and indirectly, by its dealings with other SEC registrants, is continuing to clarify these requirements, the Company will continue its evaluation and make any changes that may ultimately be required.

Note 3. Nonrecurring/unusual charges

     The nonrecurring/unusual charges by segment are as follows:

                                          Three Months      Six Months
                                             Ended            Ended
                                            June 30,         June 30,
                                         -------------   --------------
(dollars in millions)                     2000    1999    2000     1999
                                         -----   -----   -----    -----
Cameron........................          $ 1.1   $ 2.8   $ 1.2    $ 4.4
Cooper Cameron Valves (CCV)....             --     1.0      .9      4.1
Cooper Energy Services (CES)...            4.0     2.0     7.8      3.3
Cooper Turbocompressor (CTC)...             --      --     0.2      0.2
                                         -----   -----   -----    -----
                                         $ 5.1   $ 5.8   $10.1    $12.0
                                         =====   =====   =====    =====

     The Company's nonrecurring/unusual charges for the second quarter of 2000, as well as for the six months ended June 30, 2000, represent current period recognition of costs related to actions initiated in prior periods. Over three-fourths of the second quarter and year-to-date charges were incurred by CES and primarily relate to: the shutdown of the Company's underutilized foundry and associated machining operations in Grove City, Pennsylvania, the relocation of production equipment from its compressor plant in Mt. Vernon, Ohio, as well as costs associated with relocation of the Reciprocating turbocharger and Ajax compressor product lines and the consolidation of this segment's aftermarket operations. All of these actions were commenced in 1999. Other charges include employee severance and various continuing facility closure costs.

     For the six months ended June 30, 1999, Cameron and CTC incurred approximately $4.6 million, primarily for employee severance, including employees notified in connection with the Company's second quarter 1999 decision to close its Austrian manufacturing facility, which was a part of Cameron's 1996 acquisition of Ingram Cactus. CCV incurred approximately $4.1 million in costs related primarily to the shut-down of its Missouri City, Texas manufacturing facility and the transfer of that location's production to another facility, as well as additional one-time acquisition costs relating to the 1998 purchase of Orbit Valve International, Inc. Finally, approximately $3.3 million of costs relating to the ongoing realignment of CES manufacturing facilities, as well as employee severance associated with the closure of a small facility in Europe, were recorded during the year-to-date period.

Note 4.  Segments


                                    Three Months          Six Months
                                       Ended                 Ended
                                      June 30,              June 30,
                                 ------------------    ------------------
(dollars in millions)              2000        1999      2000       1999
                                 ------      ------    ------      ------
Revenues:
---------
Cameron.......................   $215.2      $211.6    $421.7      $439.2
CCV...........................     55.8        58.7     105.0       112.8
CES...........................     51.9        84.2     109.6       161.9
CTC...........................     25.1        30.5      48.2        55.1
                                 ------      ------    ------      ------
                                 $348.0      $385.0    $684.5      $769.0
                                 ======      ======    ======      ======

Income (loss) before taxes:
---------------------------
Cameron.......................   $ 24.0      $ 23.3    $ 48.4      $ 54.9
CCV...........................      6.8         3.3       9.2         3.2
CES...........................     (2.5)       (7.0)     (5.9)      (16.0)
CTC...........................      3.4         5.4       6.8         9.0
Corporate & Other/(1)/........     (8.5)      (11.2)    (17.0)      (21.4)
                                 ------      ------    ------      ------
                                 $ 23.2      $ 13.8    $ 41.5      $ 29.7
                                 ======      ======    ======      ======

/(1)/ Corporate & Other includes expenses associated with the Company's
      Corporate office in Houston, Texas as well as all of the Company's interest expense.

Note 5.  Inventories


                                                        June 30,    December 31,
(dollars in millions)                                     2000         1999
                                                        --------    ------------
Raw materials.......................................     $ 42.6       $ 43.9
Work-in-process.....................................      134.6        126.9
Finished goods, including parts and subassemblies...      294.0        301.9
Perishable tooling and supplies.....................        2.5          2.7
                                                         ------       ------
                                                          473.7        475.4
Allowances..........................................      (72.6)       (75.4)
                                                         ------       ------

Net inventories.....................................     $401.1       $400.0
                                                         ======       ======

Note 6. Retained Deficit

  While the Company has a retained deficit, it is able to declare and pay dividends from a current year's earnings, as well as from the net of capital in excess of par value less the retained deficit. Accordingly, at June 30, 2000, the Company had approximately $869.0 million from which dividends could be paid.


Note 7. Comprehensive Income

  The amount of comprehensive income for each of the three- and six-month periods ended June 30, 2000 and 1999, and the components of accumulated other elements of comprehensive income at June 30, 2000 and December 31, 1999, are as follows:

                                               Three Months           Six Months
                                                  Ended                 Ended
                                                 June 30,              June 30,
                                            ------------------    ------------------
(dollars in millions)                         2000        1999      2000        1999
                                            ------      ------    ------      ------
Net income per Consolidated Results of
    Operations...........................   $ 16.2      $  9.1    $ 28.9      $ 19.9
Foreign currency translation loss/(1)/...    (16.7)      (11.9)    (27.1)      (32.9)
Other....................................     (0.4)         --       1.5          --
                                            ------      ------    ------      ------

Comprehensive income (loss)..............   $ (0.9)     $ (2.8)   $  3.3      $(13.0)
                                            ======      ======    ======      ======

/(1)/ The significant second quarter and year-to-date changes in the "Foreign currency translation loss" relate primarily to the Company's operations in the United Kingdom, France and Germany.

                                                       June 30,    December 31,
(dollars in millions)                                    2000         1999
                                                        ------       ------
Amounts comprising accumulated other elements
    of comprehensive income:
        Accumulated foreign currency translation
            adjustments............................     $(38.7)      $(11.6)
        Accumulated adjustments to record
            minimum pension liabilities............       (0.4)        (0.4)
        Other......................................        1.5           --
                                                        ------       ------

                Accumulated other elements of
                    comprehensive income...........     $(37.6)      $(12.0)
                                                        ======       ======


Note 8. Earnings Per Share

     The weighted average number of common shares (utilized for the basic earnings per share presentation) and common stock equivalents outstanding for each period presented were as follows:

                                                        Three Months       Six Months
                                                           Ended             Ended
                                                          June 30,          June 30,
                                                       ---------------   ---------------
(amounts in millions)                                  2000       1999   2000       1999
                                                       ----       ----   ----       ----
Average shares outstanding..........................   52.7       53.3   51.9       53.3
Common stock equivalents............................    2.5        1.7    2.6        1.3
                                                       ----       ----   ----       ----

Number of shares utilized in diluted earnings per
    share calculation...............................   55.2       55.0   54.5       54.6
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


SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999

     Cooper Cameron Corporation had net income of $16.2 million, or $.29 per share, for the second quarter of 2000, compared to $9.1 million, or $.17 per share, for the same period in 1999. Included in the second quarter 2000 results were after-tax charges of $3.6 million ($5.1 million pre-tax), or $.07 per share, primarily for previously initiated cost rationalization programs in Cooper Energy Services (CES). The second quarter of 1999 included similar after-tax charges of $3.8 million ($5.8 million pre-tax), or $.07 per share. See Note 3 of the Notes to Consolidated Financial Statements for further information regarding the nonrecurring/unusual charges. Excluding these nonrecurring/unusual charges, the Company earned $.36 per share in the second quarter of 2000 compared to $.24 per share in the second quarter of 1999.

REVENUES

     Revenues for the second quarter of 2000 totaled $348.0 million, a decrease of 10% from the $385.0 million for the same period in 1999, with an increase in Cameron and declines in the other three segments. Excluding the second quarter 1999 revenues for the CES rotating compressor business, which was sold to Rolls-Royce plc on September 30, 1999, second quarter 2000 revenues declined by 2% from the prior year level.

     Revenues for Cameron totaled $215.2 million, an increase of 2% from second quarter 1999 revenues of $211.6 million, with an increase in subsea products and declines in drilling and surface products. Subsea products increased due to major projects in the Philippines, West Africa, and the North Sea. The most significant decline was in drilling products, particularly subsea blowout preventers and controls for deep-water projects in the Gulf of Mexico and North Sea. Surface products also declined, as weakness in international markets was only partially offset by increases in the North American business. On a geographical basis, the Eastern and Western Hemispheres declined, while Asia-Pacific increased. The most significant decline was in Eastern Hemisphere, where weakness was evident throughout the region, particularly in the North Sea drilling project business. Western Hemisphere also declined, as improved surface products and aftermarket activity could not completely offset the weaker Gulf of Mexico drilling and subsea project business. The improvement in Asia-Pacific resulted from a major subsea project for the Philippines.

     Cooper Cameron Valves' (CCV) revenues were $55.8 million, a decline of 5% from the $58.7 million in the second quarter of 1999. The largest decrease was in Orbit Valve's industrial products due to a lack of major upgrade or new chemical plant projects. Pipeline valves also declined, as customers continued to delay placing major project orders. Providing a partial offset were increases in oilfield distributor products and the aftermarket business, driven by improvement in North American markets.

     Revenues for CES were $51.9 million, a decline of 38% from the $84.2 million in the second quarter of 1999. Excluding the second quarter 1999 revenues of the rotating compressor business, revenues declined by 2%. Improvement in high margin replacement parts and small integral engine and compressor packages were offset by weakness in large separable engines and compressors.

     Cooper Turbocompressor (CTC) had revenues of $25.1 million, or a decrease of 18%, from $30.5 million in the second quarter of 1999, with declines in both plant air and process air machines. Plant air machines declined from an unusually high shipment level in the second quarter of 1999, while large air separation customers continued to delay placing new orders for process air machines. Providing a partial offset was continued improvement in aftermarket activity.

COSTS AND EXPENSES

     The $37.0 million revenue decrease discussed above combined with a $40.9 million decline in cost of sales (exclusive of depreciation and amortization) resulted in a gross margin improvement of $3.9 million. The sale of the lower-margin rotating compressor business, cost reduction programs, and an improvement in sales mix more than offset continued pricing pressure in all four segments, such that the gross margin percentage (defined as revenues less cost of sales as percentage of revenues) improved by 3.9 percentage points. These results are discussed below in more detail for each segment.

     Cameron's gross margin percentage was 28.7% in the second quarter of 2000, unchanged from the same period of 1999. The benefits of various cost reduction programs, including foreign sourcing of material, staffing reductions, and capital expenditures for higher efficiency machine tools were offset by continued pricing pressure in a very competitive market environment. As Cameron's business improves, this relationship should improve, as the full benefit of capital enhancements and other cost control initiatives completed over the last two years are realized.

     CCV's gross margin percentage improved from 26.8% in the second quarter of 1999 to 32.0% in the second quarter of 2000. This increase was the result of cost reductions, including the closure of a high-cost manufacturing facility in Missouri City, Texas, other staffing reductions, and foreign sourcing of material. These actions more than offset continued pricing pressure in oilfield distributor and pipeline valve products.

     The gross margin percentage for CES increased from 15.1% in the second quarter of 1999 to 28.9% in the second quarter of 2000. This improvement was primarily the result of the sale of the lower-margin rotating compressor business. Also contributing to the increase were favorable sales mix and numerous ongoing cost reduction programs, including the closure of a high-cost foundry and manufacturing facility in Grove City, Pennsylvania, other staffing reductions, and material sourcing initiatives.

     CTC's gross margin percentage improved from 32.9% to 35.0%. The favorable effect of the increase in higher-margin aftermarket business and decline in relatively lower-margin process air machine revenues more than offset continued pricing pressure.

     Depreciation and amortization expense decreased by $2.4 million, from $21.2 million in the second quarter of 1999 to $18.8 million in the second quarter of 2000. This decrease was the result of the sale of the rotating compressor business partially offset by capital spending in Cameron.

     Selling and administrative expenses increased by $.8 million, or 2%, from $51.0 million in the second quarter of 1999 to $51.8 million in the second quarter of 2000, with a decrease in CES offset by increases in the other three segments. CES declined by $1.6 million due primarily to the sale of the rotating compressor business, while the other three segments increased in response to improving orders and increased bidding activity. Selling and administrative expense as a percentage of revenue increased from 13.2% in the second quarter of 1999 to 14.9% in the second quarter of 2000. As volume increases and further leverage is achieved, this ratio should improve.

     Reflecting the various factors discussed above, operating income (defined as earnings before nonrecurring/unusual charges, corporate expenses, interest and taxes) totaled $36.8 million, an increase of $6.0 million from the second quarter of 1999. Cameron decreased from $26.1 million to $25.1 million, CCV increased from $4.3 million to $6.8 million, CES improved from a loss of $(5.0) million to $1.5 million, and CTC declined from $5.4 million to $3.4 million.

     Interest expense was $4.3 million in the second quarter of 2000, a decrease of $3.2 million from the same period in 1999. This decline was due to a lower average debt level, attributable primarily to proceeds from the sale of the rotating compressor business.

     The second quarter 2000 effective tax rate of 30.1% compared with 31% in the first quarter of 2000, reflects the catch-up effect of a reduction from 31% to 30.5% in the full year estimated 2000 rate. This decline, as well as the decline from 1999's second quarter rate of 34%, are largely attributable to a change in the mix of foreign, which carries in certain instances a lower tax rate, versus domestic earnings, which also include the effect of U.S. state and local taxes.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     The Company had net income of $28.9 million, or $.53 per share, for the six months ended June 30, 2000, compared to $19.9 million, or $.36 per share, for the same period in 1999. Included in the 2000 results were after-tax charges of $7.0 million ($10.1 million pre-tax), or $.13 per share, primarily for cost rationalization programs in CES initiated during 1999. The 1999 results included similar after-tax charges of $8.0 million ($12.0 million pre-tax), or $.15 per share. See Note 3 of the Notes to Consolidated Financial Statements for further information regarding the nonrecurring/unusual charges. Excluding the nonrecurring/unusual charges, the Company earned $.66 per share in the first six months of 2000 compared to $.51 for the same period of 1999.

REVENUES

     Revenues for the six months ended June 30, 2000 totaled $684.5 million, a decrease of 11% from the $769.0 million in the first six months of 1999, with declines in all four segments. Excluding the 1999 revenues for the CES rotating compressor business, which was sold in the third quarter of 1999, revenues declined by 3% from the prior year level.

     Revenues for Cameron totaled $421.7 million, a decrease of 4% from the first half 1999 revenues of $439.2 million. As discussed in the quarter-to-quarter comparison, revenues declined in drilling and surface products, while subsea products increased. On a geographical basis, revenues declined in the Eastern and Western Hemispheres, while Asia-Pacific increased.

     CCV's revenues of $105.0 million declined by 7% from the $112.8 million in the first six months of 1999. Pipeline valves and Orbit's industrial valves decreased, while distributor products and aftermarket improved.

     Revenues for CES of $109.6 million declined by 32% from the $161.9 million in the six months ended June 30, 1999. Excluding the 1999 revenues of the rotating compressor business, revenues increased by 9% in 2000.

     CTC had revenues of $48.2 million, a decrease of 13%, from $55.1 million in the first six months of 1999. This decline was in process air machines, partially offset by improvement in aftermarket activity, with plant air shipments being virtually unchanged.

     For all four segments, the factors that caused the changes described above are the same as those discussed earlier in the quarterly comparison.

COSTS AND EXPENSES

     The $84.5 million revenue decrease discussed above and an $82.1 million decline in cost of sales (exclusive of depreciation and amortization) resulted in a gross margin shortfall of $2.4 million. Despite this dollar shortfall, the gross margin percentage (defined as revenues less cost of sales as a percentage of revenues) improved by 2.9 percentage points. The sale of the lower-margin rotating compressor business, cost reduction programs, and an improvement in sales mix more than offset continued pricing pressure in all four segments. These results are discussed in more detail for each segment.

     Cameron's gross margin percentage was 29.1% in the first six months of 2000, compared to 29.6% for the same period of 1999. This decrease resulted primarily from continued pricing pressure, partially offset by the benefits of the various cost reduction programs discussed in the quarterly comparison.

     CCV's gross margin percentage improved from 27.5% in the first six months of 1999 to 31.2% in the six months ended June 30, 2000. This increase was caused by the same factors discussed in the quarter-to-quarter discussion.

     The gross margin for CES increased from 14.5% in the first six months of 1999 to 26.1% in the same period of 2000, with the same factors discussed in the quarterly comparison affecting the results for the six-month period.

     CTC's gross margin percentage improved from 34.0% to 35.3% due to the same factors discussed in the quarterly comparison.

     Depreciation and amortization expense decreased by $3.9 million, from $42.1 million in the six-month period ended June 30, 1999 to $38.2 million in the same period of 2000. This decline was due to the sale of the rotating compressor business, partially offset by capital spending in Cameron.

     Selling and administrative expenses decreased by $2.5 million, or 2%, from $104.6 million in the first half of 1999 to $102.1 million in the first six months of 2000. This decline was largely due to the sale of the rotating compressor business in CES.

     Reflecting the various factors discussed above, operating income (defined as earnings before nonrecurring/unusual charges, corporate expenses, interest and taxes) totaled $68.6 million, an increase of $5.5 million from the first six months of 1999. Cameron decreased from $59.3 million to $49.6 million, CCV increased from $7.3 million to $10.1 million, CES improved from a loss of $(12.7) million to $1.9 million, and CTC declined from $9.2 million to $7.0 million.

     Interest expense was $8.9 million in the six months ended June 30, 2000, a decrease of $5.9 million from the same period in 1999. This decline was due to a lower average debt level, primarily attributable to proceeds from the sale of the rotating compressor business.

     The estimated effective tax rate decreased from 33.0% in the first six months of 1999 to 30.5% for the same period of 2000, reflecting the same factors discussed in the quarterly comparison.

OUTLOOK FOR THE REMAINDER OF 2000

     Based on current expectations, the Company's sequential improvement in quarterly earnings during the year should continue in the third quarter, with earnings per share, excluding nonrecurring/unusual charges, on track toward the $1.50 to $1.60 range for full year 2000.

CASH FLOW, LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

     During the first six months of 2000, the Company generated approximately $3 million in cash from operating activities, compared to $74 million for the same period last year. During the first six months of 1999, the Company's inventories declined significantly ($61.2 million) as orders and backlog diminished when customers reduced spending in response to low oil prices. With improving market fundamentals leading to higher order levels in the first six months of 2000, principally in Cameron, the trend has begun to reverse, with the Company's inventory levels increasing slightly from December 31, 1999.

     The Company spent over $23 million for capital additions during the six months ended June 30, 2000, over one-half of which was spent by Cameron and CCV. This level is approximately one-half of the prior year spending level, reflecting a continuation of significant capital spending cutbacks made in the middle of last year. Assuming that orders continue to improve, capital spending will accelerate in the second half of 2000. In addition, CCV utilized approximately $4 million of cash for a product line acquisition during the first quarter of 2000.

     Most of the Company's cash requirements during the first six months of this year were financed from nearly $46 million of proceeds received from stock option exercises. The high level of exercises resulted from a significant increase in the Company's stock price beginning in February. The Company utilized excess funds to reduce its borrowing levels, primarily during the second quarter of the year.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  There have been no significant changes since December 31, 1999 in the Company's exposure to market risk from its current holdings of financial instruments other than the expiration, effective June 30, 2000, of its outstanding pay fixed/receive variable interest rate swaps covering $75 million of variable rate debt. The average fixed pay rate on these swaps was 5.77%.



Item 4.  Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Stockholders of the Company was held in Houston, Texas on May 11, 2000 for the purpose of (i) electing three members of the Board of Directors, (ii) approving the Company's Amended and Restated Management Incentive Compensation Plan (MICP), and (iii) approving an amendment to the Company's Amended and Restated Long-Term Incentive Plan (LTIP). Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. Stockholders approved all of management's nominees to the Board and approved both the MICP and the LTIP amendment by the following votes:


                                    Board Nominees
                         ------------------------------------
                         Nathan M.     C. Baker    Sheldon R.                Amendment
                           Avery      Cunningham    Erikson        MICP       to LTIP
                         ----------   ----------   ----------   ----------   ----------
Shares "For"             47,296,895   47,297,884   47,297,441   47,018,186   28,476,782
Shares "Against"              - 0 -        - 0 -        - 0 -      305,268   18,846,041
Shares "Abstaining"           - 0 -        - 0 -        - 0 -       27,004       27,635
Shares "Withheld"            53,563       52,574       53,017        - 0 -        - 0 -
Broker Non-Votes              - 0 -        - 0 -        - 0 -        - 0 -        - 0 -

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits
              27 - Financial Data Schedule.

        (b)   Reports on Form 8-K
              No reports on Form 8-K were filed during the three months ended June 30, 2000.



                                   Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Cooper Cameron Corporation
                                        ---------------------------
                                              (Registrant)


Date   August 9, 2000                      /s/ Thomas R. Hix
       --------------                   -------------------------
                                        Thomas R. Hix
                                        Senior Vice President &
                                        Chief Financial Officer
                                          and authorized to sign on
                                          behalf of the Registrant