Form 10-Q
period 2000-09-30
COOPER CAMERON CORP
filed 2000-11-13
CIK 941548

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number        1-13884
                              -------

                          Cooper Cameron Corporation
                          --------------------------
                   (Exact Name of Registrant in its Charter)

                 Delaware                             76-0451843
                 --------                             ----------
         (State or Other Jurisdiction of            (I.R.S. Employer
         Incorporation or Organization)             Identification No.)

   515 Post Oak Blvd., Suite 1200, Houston, Texas        77027
   ----------------------------------------------        -----
    (Address of Principal Executive Offices)           (Zip Code)

                                 713/513-3300
                                 ------------
             (Registrant's Telephone Number, Including Area Code)

                                      N/A
                                      ---
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes     X           No
                       ---------          ---------

Number of shares outstanding of issuer's common stock as of October 31, 2000 was 53,956,442.

PART I - FINANCIAL INFORMATION

                         Item 1.  Financial Statements
                          COOPER CAMERON CORPORATION
                      CONSOLIDATED RESULTS OF OPERATIONS


                                                Three Months           Nine Months
                                                    Ended                Ended
                                                September 30,         September 30,
                                              ----------------    --------------------
(dollars in millions, except per share data)    2000     1999       2000        1999
                                              -------  -------    -------    ---------
REVENUES...................................   $347.9    $373.4    $1,032.4    $1,142.4
                                              ------    ------    --------    --------

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation
    and amortization)......................    244.6     274.7       728.4       840.5
Depreciation and amortization..............     18.6      21.9        56.9        64.1
Selling and administrative expenses........     46.2      51.9       148.3       156.4
Interest expense...........................      4.4       7.7        13.2        22.5
Nonrecurring/unusual charges (credits).....     19.2     (13.3)       29.2        (1.3)
                                              ------    ------    --------    --------
                                               333.0     342.9       976.0     1,082.2
                                              ------    ------    --------    --------

        Income before income taxes.........     14.9      30.5        56.4        60.2

Income tax provision.......................     (6.6)    (14.6)      (19.2)      (24.4)
                                              ------    ------    --------    --------
Net income.................................   $  8.3    $ 15.9    $   37.2    $   35.8
                                              ======    ======    ========    ========

Earnings per share:
    Basic..................................   $ 0.16    $ 0.30    $   0.71    $   0.67
                                              ======    ======    ========    ========
    Diluted................................   $ 0.15    $ 0.29    $   0.68    $   0.65
                                              ======    ======    ========    ========

        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                        September 30,  December 31,
(dollars in millions, except shares and per share data)                     2000          1999
                                                                        -------------  ------------
ASSETS
Cash and cash equivalents........................................        $   15.1        $    8.2
Receivables, net.................................................           267.8           271.5
Inventories, net.................................................           391.5           400.0
Other............................................................            53.9            24.8
                                                                         --------        --------
          Total current assets...................................           728.3           704.5
                                                                         --------        --------
Plant and equipment, at cost.....................................           807.9           812.2
Less:  accumulated depreciation..................................          (409.1)         (392.6)
Intangibles......................................................           496.7           508.8
Less:  accumulated amortization..................................          (231.3)         (227.8)
Other assets.....................................................           103.0            65.6
                                                                         --------        --------
          TOTAL ASSETS...........................................        $1,495.5        $1,470.7
                                                                         ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long-term debt.............................        $    3.8        $   14.4
Accounts payable and accrued liabilities.........................           328.1           395.0
Accrued income taxes.............................................            13.5            12.4
                                                                         --------        --------
          Total current liabilities..............................           345.4           421.8
                                                                         --------        --------
Long-term debt...................................................           189.3           195.9
Postretirement benefits other than pensions......................            52.0            60.8
Deferred income taxes............................................            38.8            38.9
Other long-term liabilities......................................            31.3            39.2
                                                                         --------        --------
          Total liabilities......................................           656.8           756.6
                                                                         --------        --------
Stockholders' Equity:
    Common stock, par value $.01 per share, 150,000,000 shares authorized, 54,001,955 shares issued (54,001,507 at
        December 31, 1999).......................................             0.5             0.5
    Capital in excess of par value...............................           927.4           900.0
    Retained deficit.............................................           (41.1)          (78.3)
    Accumulated other elements of comprehensive income...........           (45.9)          (12.0)
    Less: Treasury stock - 77,530 shares, at cost
          (3,433,548 at December 31, 1999).......................            (2.2)          (96.1)
                                                                         --------        --------
          Total stockholders' equity.............................           838.7           714.1
                                                                         --------        --------
                TOTAL LIABILITIES AND STOCKHOLDERS'
                     EQUITY......................................        $1,495.5        $1,470.7
                                                                         ========        ========

        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Three Months          Nine Months
                                                                   Ended                 Ended
                                                                September 30,        September 30,
                                                             -----------------    ------------------
(dollars in millions)                                          2000      1999       2000       1999
                                                             ------    -------    -------    -------
Cash flows from operating activities:
 Net income...............................................   $  8.3    $  15.9    $  37.2    $  35.8
 Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
   Depreciation...........................................     14.6       17.2       45.2       49.5
   Amortization...........................................      4.0        4.7       11.7       14.6
   Deferred taxes and other...............................      6.0        3.2        9.9       (8.1)
 Changes in assets and liabilities, net of translation,
  acquisitions, dispositions and non-cash items:
   Receivables............................................    (40.9)      (5.4)     (13.7)      42.0
   Inventories............................................      2.4       20.3       (5.0)      81.5
   Accounts payable and accrued liabilities...............      5.9       22.0      (53.4)     (42.4)
    Other assets and liabilities, net.....................     (9.7)     (20.5)     (38.5)     (32.8)
                                                             ------    -------    -------    -------
      Net change in assets and liabilities................    (42.3)      16.4     (110.6)      48.3
                                                             ------    -------    -------    -------
   Exclude nonoperating gain from sale of
     Rotating business, net of tax........................       --      (25.8)        --      (25.8)
                                                             ------    -------    -------    -------
       Net cash provided by (used for)
         operating activities.............................     (9.4)      31.6       (6.6)     114.3
                                                             ------    -------    -------    -------
Cash flows from investing activities:
 Capital expenditures.....................................    (15.5)      (9.2)     (39.0)     (53.8)
 Proceeds from sale of Rotating business..................       --      203.2         --      203.2
 Other, net, including (acquisitions) and dispositions.....    24.0        2.6       18.9        4.7
                                                             ------    -------    -------    -------
      Net cash provided by (used for)
        investing activities..............................      8.5      196.6      (20.1)     154.1
                                                             ------    -------    -------    -------
Cash flows from financing activities:
 Loan borrowings (repayments), net........................    (12.5)    (101.1)     (19.3)    (138.8)
 Activity under stock option plans and other..............     13.5       (3.3)      55.9      (15.8)
                                                             ------    -------    -------    -------
      Net cash provided by (used for)
        financing activities..............................      1.0     (104.4)      36.6     (154.6)
                                                             ------    -------    -------    -------
Effect of translation on cash.............................      1.7       (1.5)      (3.0)      (0.3)
                                                             ------    -------    -------    -------
Increase in cash and cash equivalents.....................      1.8      122.3        6.9      113.5
                                                             ------    -------    -------    -------
Cash and cash equivalents, beginning of period............     13.3       12.5        8.2       21.3
                                                             ------    -------    -------    -------
Cash and cash equivalents, end of period..................   $ 15.1    $ 134.8    $  15.1    $ 134.8
                                                             ======    =======    =======    =======

        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Adjustments

  The financial information presented as of September 30, 2000, and for the three- and nine-month periods ended September 30, 2000 and 1999, has been prepared from the books and records without audit. Financial information as of December 31, 1999, as used herein, has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 1999.


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

  In addition, in September, the Emerging Issues Task Force (EITF) reached a consensus on the income statement classification of shipping and handling costs. This consensus, which is required to be applied beginning in the fourth quarter of 2000, does not allow companies to net such costs against customer revenues, which had been the Company's previous accounting policy. As a result, beginning in the fourth quarter, and by reclassification in prior quarters and years, the Company will account for freight billings to customers in revenues and costs paid to shippers in cost of sales. The required modification for the periods covered by this report will be as follows:


                                   Three Months     Nine Months
Increase (Decrease)                    Ended           Ended
                                   September 30,   September 30,
                                   -------------   -------------
(dollars in millions)               2000    1999    2000    1999
                                   -----   -----   -----   -----
Revenues                           $ 2.0   $ 3.4   $ 5.8   $ 8.2
Cost of sales                      $ 2.0   $ 3.4   $ 5.8   $ 8.2
Effect on earnings before tax         --      --      --      --

Note 3.  New Accounting Pronouncements

  The Company is continuing to evaluate the impact of adopting Statement of Financial Accounting Standards (SFAS) No. 133 (Accounting for Derivative Instruments and Hedging

Activities) and related Statement No. 138 (Accounting for Certain Derivative Instruments and Certain Hedging Activities). The Company has very few pure derivative instruments and is in the process of reviewing other contracts for potentially embedded derivatives. Until all reviews are completed a final determination of the impact of this new standard cannot be accurately quantified.

Note 4.  Segments


                                   Three Months          Nine Months
                                      Ended                 Ended
                                   September 30,        September 30,
                                 ----------------    --------------------
(dollars in millions)              2000      1999      2000        1999
                                 ------    ------    --------    --------
Revenues:
------------------------------
Cameron.......................   $208.6    $200.0    $  630.3    $  639.2
Cooper Cameron Valves (CCV)...     56.5      60.3       161.5       173.1
Cooper Energy Services (CES)..     61.4      87.4       171.0       249.3
Cooper Turbocompressor (CTC)..     21.4      25.7        69.6        80.8
                                 ------    ------    --------    --------
                                 $347.9    $373.4    $1,032.4    $1,142.4
                                 ======    ======    ========    ========

Income (loss) before taxes:
------------------------------
Cameron.......................   $ 23.1    $ 12.5    $   71.5    $   67.4
CCV...........................      8.2       1.8        17.4         5.0
CES...........................    (10.6)     24.2       (16.5)        8.2
CTC...........................      2.6       3.4         9.4        12.4
Corporate & Other (1).........     (8.4)    (11.4)      (25.4)      (32.8)
                                 ------    ------    --------    --------
                                 $ 14.9    $ 30.5    $   56.4    $   60.2
                                 ======    ======    ========    ========

(1) Corporate & Other includes expenses associated with the Company's Corporate office in Houston, Texas as well as all of the Company's interest expense.

Note 5.  Inventories

                                                           September 30,    December 31,
(dollars in millions)                                           2000            1999
                                                           -------------    ------------
Raw materials.......................................          $ 40.8          $ 43.9
Work-in-process.....................................           136.1           126.9
Finished goods, including parts and subassemblies...           285.2           301.9
Perishable tooling and supplies.....................             2.1             2.7
                                                              ------          ------
                                                               464.2           475.4
Allowances..........................................           (72.7)          (75.4)
                                                              ------          ------
Net inventories.....................................          $391.5          $400.0
                                                              ======          ======

Note 6.  Comprehensive Income

  The amount of comprehensive income for each of the three- and nine-month periods ended September 30, 2000 and 1999, and the components of accumulated other elements of comprehensive income at September 30, 2000 and December 31, 1999, are as follows:

                                                           Three Months            Nine Months
                                                              Ended                   Ended
                                                          September 30,           September 30,
                                                        -----------------      ------------------
(dollars in millions)                                     2000      1999          2000      1999
                                                        -------     -----      --------    ------
Net income per Consolidated Results of
    Operations......................................    $   8.3(2)  $15.9      $ 37.2(2)  $  35.8
Offset effect of translation loss charged against
    comprehensive income previously.................        6.6        --         6.6          --
Foreign currency translation gain (loss) (1)........      (14.6)     20.2       (41.7)      (12.7)
Other...............................................       (0.3)       --         1.2
                                                        -------     -----      ------     --------
Comprehensive income ...............................    $    --     $36.1      $  3.3     $   23.1
                                                        =======     =====      ======     ========

(1) The significant third quarter and year-to-date changes in the "Foreign currency translation gain (loss)" relate primarily to the Company's operations in the United Kingdom, Ireland, the Netherlands, France and Germany.

(2) Includes a $6.6 million write-off of the translation component related to the sale of a small CES business in Canada.



                                                           September 30,    December 31,
(dollars in millions)                                          2000             1999
                                                           ------------     ------------
Amounts comprising accumulated other elements
    of comprehensive income:
        Accumulated foreign currency translation
          adjustments..............................          $(46.7)         $(11.6)
        Accumulated adjustments to record
          minimum pension liabilities..............            (0.4)           (0.4)
        Other......................................             1.2              --
                                                             ------          ------
                 Accumulated other elements of
                   comprehensive income............          $(45.9)         $(12.0)
                                                             ======          ======

Note 7.  Earnings Per Share

     The weighted average number of common shares (utilized for the basic earnings per share presentation) and common stock equivalents outstanding for each period presented were as follows:

                                                       Three Months     Nine Months
                                                           Ended           Ended
                                                       September 30,   September 30,
                                                       -------------   -------------
(amounts in millions)                                   2000    1999    2000    1999
                                                        ----    ----    ----    ----
Average shares outstanding..........................    53.4    53.7    52.4    53.4
Common stock equivalents............................     2.2     1.7     2.5     1.4
                                                        ----    ----    ----    ----
Number of shares utilized in diluted earnings per
    share calculation...............................    55.6    55.4    54.9    54.8
                                                        ====    ====    ====    ====

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

    In addition to the historical data contained herein, this document includes "forward-looking statements" regarding the future revenues, cash flows, including capital expenditures, nonrecurring/unusual charges, and profitability of the Company. All such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those described in forward-looking statements. Such statements are based on current expectations of the Company's performance and are subject to a variety of factors, not under the control of the Company, which can affect the Company's results of operations, liquidity or financial condition. Such factors may include overall demand for, and pricing of, the Company's products; the size and timing of orders; changes in the price of (and demand for) oil and gas in both domestic and international markets; political and social issues affecting the countries in which the Company does business; fluctuations in currency markets worldwide; and variations in global economic activity. In particular, current and projected oil and gas prices directly affect customers' spending levels and their related purchases of the Company's products and services: additionally, changes in oil and gas price expectations may impact the Company's financial results due to changes in cost structure, staffing or spending levels.

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


THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999

    Cooper Cameron Corporation had net income of $8.3 million, or $.15 per share, for the third quarter of 2000 compared to $15.9 million, or $.29 per share, for the same period in 1999. Included in the third quarter results were after-tax charges of $15.3 million ($19.2 million pre-tax), or $.28 per share, due largely to previously initiated cost rationalization programs in Cooper Energy Services (CES) and additional restructuring in Cameron. The third quarter 1999 results included similar after-tax charges of $21.4 million, or $.39 per share, for cost rationalization in each of the Company's four segments. The 1999 charge was offset by an after-tax gain of $25.8 million, or $.47 per share, on the sale of the CES rotating compressor business to Rolls Royce plc for $203 million in cash. These nonrecurring/unusual charges (credits) are discussed in more detail below. Excluding these charges (credits), the Company earned $.43 per share in the third quarter of 2000 compared to $.21 per share in the third quarter of 1999, an increase of 105%.

REVENUES

    Revenues for the third quarter of 2000 totaled $347.9 million, a decrease of 7% from the $373.4 million in the third quarter of 1999. Excluding third quarter 1999 revenues related to the divested rotating compressor business of $29.8 million, revenues were up 1% from the prior year. Increased revenues at Cameron and CES were partially offset by declines in Cooper Cameron Valves (CCV) and Cooper Turbocompressor (CTC).

    Revenues for Cameron totaled $208.6 million, an increase of 4% from the $200.0 million recorded in the third quarter of 1999. Increases in subsea and aftermarket sales were partially offset by a decrease in drilling sales.
Surface sales were relatively flat year-over-year. The increase in subsea sales was primarily due to third quarter 2000 shipments on the Shell Malampaya project (offshore Philippines) as well as the Triton Ceiba project (offshore West Africa). Additionally, increased deliveries to Gulf of Mexico and offshore Brazil projects also contributed to the year-over-year increase. Increased aftermarket activity was primarily attributable to higher rig counts in the U.S. and Canada associated with higher oil and gas prices. The low level of major project orders booked in earlier periods impacted drilling sales. Geographically, sales to customers in the Asia Pacific/Middle East regions (primarily related to Malampaya) accounted for most of the sales increase in the third quarter of 2000. Sales to customers in the Western Hemisphere were flat while sales to Eastern Hemisphere customers declined, partly due to the strong U.S. dollar versus the euro and the British pound.

    CCV's revenues of $56.5 million declined 6% from $60.3 million in the third quarter of 1999. Increases in distributor product and aftermarket revenues were more than offset by a decline in Orbit Valve sales and, to a lesser extent, by a decrease in Cameron ball valve sales. Although order activity has improved in 2000 compared to 1999, the overall decline in revenues was primarily the result of a higher backlog level in the middle of 1999 compared to the middle of 2000 that impacted third quarter shipments in the respective periods.

    Revenues for CES of $61.4 million declined by 30% from the $87.4 million in the third quarter of 1999. Excluding third quarter 1999 rotating compressor sales, CES revenues on a comparable basis increased 7% year-over-year. Most of this increase was due to higher reciprocating parts shipments combined with modest pricing improvements. Partially offsetting this increase were lower engine sales. Ajax and Superior compressor shipments were relatively flat year-over-year.

    CTC revenues of $21.4 million were down 17% from $25.7 million in the third quarter of 1999. Engineered process air machine shipments were down sharply as deliveries of several large units were delayed until early in the fourth quarter. This decrease was partially offset by higher plant air machine and parts revenues.

    Orders for the third quarter 2000 totaling $324.0 million were up 2% from $317.6 million in the third quarter of 1999. Excluding orders relating to the rotating compressor business of $39.0 million in the third quarter of 1999, orders were up 16% year-over-year. Cameron accounted for $63.6 million of the increase with higher orders in all product lines with the exception of surface products, which were relatively flat, compared to the third quarter of 1999.
CCV orders were up 7% from $50.8 million in the third quarter of 1999 to $54.4 million in the third quarter of 2000. Higher order levels for distributor products and aftermarket were partially offset by lower order levels for Cameron ball valves and Orbit valves. CES orders for the third quarter 2000 totaled $51.6 million, down 27% from $70.5 million in the third quarter of 1999 (excluding orders relating to the rotating compressor business). Declines in all product lines were slightly offset by higher levels of reciprocating parts orders. CTC orders of $24.3 million were down 11% from $27.2 million in the third quarter 1999 as increased plant air and aftermarket orders were more than offset by a decline in orders for process air machines.

    Backlog totaling $489.5 million has decreased 5% from $516.9 million at the end of the second quarter 2000 and was down 7% from $527.4 million at the end of the third quarter 1999. These amounts exclude any backlog related to the rotating compressor business.

COSTS AND EXPENSES

    The $25.5 million decrease in revenues in the third quarter of 2000 compared to the third quarter of 1999 was accompanied by a decrease of $30.1 million in cost of sales (exclusive of depreciation and amortization) resulting in a gross margin improvement of $4.6 million or 3.3 percentage points. This result is discussed below in more detail for each segment.

    Cameron's gross margin percentage was 27.8% in the third quarter of 2000 compared to 28.3% in the third quarter of 1999. This small decrease reflects the net effect of pricing pressure across all product lines partially offset by the various cost reduction initiatives undertaken over the last two years. As the anticipated recovery in the markets served by Cameron continues and as the full benefit of cost savings are realized this trend should gradually reverse.

    CCV's gross margin percentage increased from 28.5% in the third quarter of 1999 to 34.0% in the third quarter of 2000. This increase was primarily attributable to reductions in material costs and productivity improvements.

    CES improved their gross margin percentage in the third quarter 2000 to 30.2% from 19.9% in the third quarter 1999. A sales mix increase in higher margin parts shipments compared to lower margin unit shipments, the sale of the lower margin rotating compressor business in the third quarter of 1999 and ongoing business restructuring initiatives all contributed to the margin improvement.

    CTC's gross margin percentage improved from 29.8% in the third quarter of 1999 to 35% in the third quarter of 2000 primarily due to a sales mix change to higher levels of parts and plant air machine shipments that typically carry better margins than engineered process air machines.

    Depreciation and amortization expense decreased by $3.3 million from $21.9 million in the third quarter of 1999 to $18.6 million in the third quarter of 2000. This decrease is attributable to the sale of the rotating compressor business, closure of the Grove City foundry (CES) and Missouri City, Texas manufacturing facility (CCV) as well as other Cameron plant consolidations that have been undertaken worldwide.

    Selling and administrative expenses decreased by $5.7 million, or 11% from $51.9 million in the third quarter of 1999 to $46.2 million in the third quarter of 2000. As a percentage of revenues, selling and administrative expenses were 13.3% for the third quarter 2000 compared to 13.9% in the third quarter of 1999. Most of the dollar decrease was in Cameron due mainly to lower employee related expenses and in CES resulting from the 1999 sale of the rotating compressor business.

    Reflecting the various factors discussed above, operating income (defined as earnings before the gain on sale, nonrecurring/unusual charges, corporate expenses, interest and taxes) totaled $42.5 million, an increase of $13.9 million from the third quarter of 1999. Cameron increased from $19.4 million to $25.5 million, CCV increased from $6.1 million to $8.2 million, CES increased from a loss of $(.6) to $6.1 million and CTC decreased from $3.7 million to $2.7 million.

    Interest expense was $4.4 million in the third quarter of 2000, a decrease of $3.3 million from the same period in 1999. This decline was due to an average debt level in the third quarter of 2000 that was over $200 million lower than the average debt level for the same period in 1999. The decline in the debt level was the result of utilizing the proceeds from the sale of the rotating compressor business to pay down debt.

    The nonrecurring/unusual charges (credits) by segment are as follows:

                                                    Three Months       Nine Months
                                                        Ended             Ended
                                                    September 30,     September 30,
                                                   ---------------   ---------------
(dollars in millions)                               2000     1999     2000     1999
                                                   -----   ------    -----   ------
Cameron.........................................   $ 2.4   $  6.9    $ 3.6   $ 11.3
CCV.............................................      --      4.3      0.9      8.4
CES.............................................    16.7     20.5     24.5     23.8
Gain on sale of Rotating compressor business....      --    (45.3)      --    (45.3)
CTC.............................................     0.1      0.3      0.2      0.5
                                                   -----   ------    -----   ------
                                                   $19.2   $(13.3)   $29.2   $ (1.3)
                                                   =====   ======    =====   ======

    In connection with the sale of the CES rotating compressor business to Rolls Royce plc on September 30, 1999, the Company agreed to relocate all of its non-rotating operations from Mt. Vernon, Ohio to other locations. In the same quarter, the shutdown of CES' underutilized foundry and associated machining operations in Grove City, Pennsylvania also commenced. During the first part of 2000 additional restructuring initiatives were undertaken with respect to certain aspects of CES' reciprocating compressor operations in Springfield, Ohio. While portions of these costs were able to be accrued in the third quarter of 1999 and then in 2000 when decisions were made and announced to affected employees, under existing accounting rules other costs could not be recorded until actually incurred. Of the amounts reflected above in both 1999 and 2000 approximately $15 million in 1999 and $1 million in 2000 represented non-cash write-offs or write-downs of various capital assets. The remaining costs have consisted primarily of employee severance and relocation, inventory and machinery relocation, facility rearrangement, facility clean-up, pay-to-stay arrangements, productivity degradation and abnormal workmen's compensation and medical costs. Additionally, in the third quarter of 2000, CES sold its small Canadian aftermarket business for $10.8 million in cash. Because this sale resulted in the cessation of all of CES' operations in Canada, a $6.6 million non-cash, non-deductible write-off of the accumulated translation component for the Canadian legal entity was also recorded.

    During this same two-year period Cameron, in response to decreased market demand, has incurred the noted expenses for work force reductions and other restructuring initiatives in the United States, France and the United Kingdom and more recently in Austria, Holland, Australia and Germany. Lastly, CCV's expenses were primarily related to the shutdown of its manufacturing operations in Missouri City, Texas and relocation of people, inventory and equipment to its facilities in Oklahoma and elsewhere.

    Since December 31, 1998, the Company's headcount has been reduced by approximately 2,000 employees or 21% as a result of the sale of the rotating business, the actions described above and normal attrition. The Company currently anticipates that it will recognize a further $10 million of expense in the fourth quarter of 2000 as the last costs are incurred with respect to all of the initiatives undertaken over the last two years.

    The effective tax rate of 44% in the third quarter of 2000 reflects the non-tax deductible $6.6 million translation component write-off from the sale by CES of its Canadian business as well as a full-year 30.5% rate on normal earnings, including other nonrecurring/unusual charges. The third quarter 1999 effective tax rate of 47.9% reflects the combination of a 43.0% tax rate related to the gain on the sale of the CES rotating compressor business combined with a full-year expected rate on normal earnings, including nonrecurring/unusual charges, of 32.9%. The difference between the normalized rates of 30.5% for 2000 and 32.9% for 1999 is due primarily to a change in the mix of domestic and foreign earnings.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

    Cooper Cameron Corporation had net income of $37.2 million, or $.68 per share, for the nine months ended September 30, 2000 compared to $35.8 million, or $.65 per share, for the same period in 1999. Included in the 2000 results were after-tax charges of $22.3 million ($29.2 million pre-tax), or $.41 per share, due largely to additional costs associated with previously initiated cost rationalization programs in Cooper Energy Services (CES) and additional restructuring in Cameron. The 1999 results included similar after-tax charges of $29.5 million, or $.54 per share, for cost rationalization in each of the Company's four segments. The 1999 charges were offset by an after-tax gain of $25.8 million, or $.47 per share, on the sale of the CES rotating compressor business to Rolls Royce plc. These nonrecurring/unusual charges (credits) are discussed in more detail in the quarter-to-quarter discussion above. Excluding these charges (credits), the Company earned $1.09 per share in 2000 compared to $.72 per share in 1999, an increase of 51%.

REVENUES

    Revenues for the nine months ended September 30, 2000 totaled $1,032.4 million, a decrease of 10% from $1,142.4 million for the nine months ended September 30, 1999. Excluding year-to-date 1999 revenues related to the rotating compressor business of $92.4 million, revenues were down 2% from the prior year. The decreases were in all segments except CES.

    Revenues for Cameron totaled $630.3 million, a decrease of 1% from $639.2 million for the nine months ended September 30, 1999. Declines in drilling and surface sales were mostly, but not totally, offset by an increase in subsea and aftermarket sales. The increase in subsea sales was primarily due to shipments on the Malampaya project (offshore Philippines) as well as for projects offshore West Africa, partially offset by lower sales of subsea BOP stacks in the Gulf of Mexico and offshore Brazil. Increased aftermarket activity was primarily attributable to higher rig counts in the U.S. and Canada associated with higher oil and gas prices. The low level of orders booked in earlier periods negatively impacted drilling and surface sales. Geographically, sales to customers during 2000 in the Asia Pacific/Middle East regions (primarily related to Malampaya) were up 60% compared to the same period in 1999. Sales to customers in the Western Hemisphere were down nearly 5% while sales to Eastern Hemisphere customers declined 16%, largely due to lower drilling and surface sales and the impact of the strong U.S. dollar versus the euro and the British pound.

    CCV's revenues of $161.5 million declined 7% from $173.1 million for the nine months ended September 30, 1999. Increases in distributor product and aftermarket revenues were more than offset by a decline in pipeline valve sales and, to a lesser extent, by a decline in Orbit Valve sales. Although order activity has improved in 2000 compared to 1999, the overall decline in revenues was primarily the result of a higher backlog level in the beginning of 1999 compared to the beginning of 2000 that impacted shipments for the first nine months of both years.

    Revenues for CES of $171.0 million declined by 31% from $249.3 million in the first nine months of 1999. Excluding 1999 rotating compressor revenues, CES revenues on a comparable basis increased 9% year-over-year. Most of this increase was due to higher reciprocating parts shipments combined with higher shipments of Ajax units. Partially offsetting this increase were lower engine and Superior compressor sales.

    CTC revenues of $69.6 million in 2000 were down 14% from $80.8 million in 1999. Engineered process air machine shipments were down as delivery of several large units was delayed until early in the fourth quarter 2000 and due to a larger backlog of process air units at the beginning of 1999 as compared to the beginning of 2000. Competitive pricing has also had a slight negative impact on revenues in 2000. This decrease was partially offset by higher plant air machine and parts revenues.

    Orders for the nine months ended September 30, 2000 totaling $1,022.7 million were up 2% from $999.4 million for the same period in 1999. Excluding orders relating to the rotating compressor business of $125.4 million in 1999, orders were up 17% year-over-year. Cameron accounted for $178.8 million of the increase with higher orders in all product lines and all geographic regions. CCV orders were up 2% from $163.7 million in the first nine months of 1999 to $166.8 million for the corresponding period in 2000. Higher order levels for distributor products and aftermarket were partially offset by lower order levels for Cameron ball valves and Orbit valves. CES orders for the nine months ended September 30, 2000 totaled $159.6 million, down 21% from $202.8 million for the same period in 1999 (excluding orders relating to the rotating compressor business). Declines occurred in all product lines except for reciprocating parts orders which were basically flat year-over-year. CTC orders of $78.6 million were up 15% from $68.6 million for the first nine months of 1999 as increased plant air and parts and repair orders more than offset a 4% decline in orders for process air machines.

    Backlog totaling $489.5 million has decreased 5% from $516.9 million at the end of the second quarter 2000 and is down 5% from $512.6 million at December 31, 1999. December 31, 1998 backlog totaled $790.4 million.

COSTS AND EXPENSES

    The decrease of $110.0 million in revenues for the nine months ended September 30, 2000 compared to the same period in 1999 was accompanied by a decrease of $112.1 million in cost of sales (exclusive of depreciation and amortization) resulting in gross margin improvement of $2.1 million or 3 percentage points. This result is discussed below in more detail for each segment.

    Cameron's gross margin percentage was 28.7% for the nine months ended September 30, 2000 compared to 29.2% for the same period in 1999. This decline reflects the same factors discussed in the quarterly comparison. The 2000 nine-month gross margin percentage was .9 percentage points higher than the 2000 third quarter rate reflecting a more pronounced effect of the mix shift in the third quarter than in the nine months.

    CCV's gross margin percentage increased from 27.8% in the first nine months of 1999 to 32.2% for the same period in 2000. This increase was primarily attributable to material cost reductions and productivity enhancements, which have improved steadily as the year has progressed, such that the third quarter's gross margin percentage is 1.8 percentage points higher than the nine-month result.

    CES's gross margin percentage improved in the first nine months of 2000 to 27.6% from 16.4% for the same period in 1999. This increase reflects the same factors discussed in the quarterly comparison.

    CTC's gross margin percentage improved from 32.7% in 1999 to 35.2% in 2000 primarily due to a sales mix change to higher levels of parts and plant air machine shipments, which typically carry better margins than the engineered process air machines.

    Depreciation and amortization expense decreased by $7.2 million from $64.1 million during the first nine months of 1999 to $56.9 million for the same period in 2000. This decrease is primarily attributable to the sale of the rotating compressor business and the closure of the Grove City foundry (CES) and Missouri City, Texas manufacturing facility (CCV).

    Selling and administrative expenses decreased by $8.1 million, or 5% from $156.4 million in 1999 to $148.3 million for the first nine months of 2000. As a percentage of revenues, selling and administrative expenses were 14.4% for the first nine months of 2000 compared to 13.7% for the corresponding period in 1999. Most of the dollar decrease was in CES resulting from the

1999 sale of the rotating compressor business. Cameron also contributed to the decrease with lower employee-related expenses in 2000.

    Reflecting the various factors discussed above, 2000 operating income (defined as earnings before the gain on sale, nonrecurring/unusual charges, corporate expenses, interest and taxes) totaled $111.1 million, an increase of $19.4 million from the same period in 1999. Cameron decreased from $78.7 million to $75.1 million, CCV increased from $13.4 million to $18.3 million, CES increased from a loss of $(13.3) to $8.0 million and CTC decreased from $12.9 million to $9.7 million.

    Interest expense was $13.2 million for the nine months ended September 30, 2000, a decrease of $9.3 million from the same period in 1999. This decline was due to an average debt level in 2000 that was over $200 million lower than the average debt level for the same period in 1999. The decline in the debt level was the result of utilizing the proceeds from the sale of the rotating compressor business to pay down debt.

    The effective tax rate of 34% for the first nine months of 2000 reflects the non-tax deductible $6.6 million translation component write-off from the sale by CES of its Canadian business as well as a full year 30.5% rate on normal earnings, including other nonrecurring/unusual charges. The 1999 effective tax rate of 40.5% reflects the combination of a 43.0% tax rate related to the gain on the sale of the CES rotating compressor business combined with a full year expected rate on normal earnings, including nonrecurring/unusual charges, of 32.9%. The difference between the 30.5% for 2000 and 32.9% for 1999 is due primarily to a change in the mix of domestic and foreign earnings.

OUTLOOK FOR THE REMAINDER OF 2000

    Based on current expectations, the Company's sequential improvement in quarterly earnings during the year should continue in the fourth quarter, with earnings per share of approximately $0.45 - $0.48, excluding nonrecurring/unusual charges, on track toward the mid-point of the $1.50 to $1.60 per share estimate previously provided for full year 2000.

CASH FLOW, LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

    During the first nine months of 2000, the Company's operating activities utilized $6.6 million in cash compared to a cash generation of $114.3 million for the same period in 1999. During the first nine months of 1999, the Company (primarily Cameron and CCV) reduced inventory levels significantly as a result of declining order and backlog levels adding $81.5 million to operating cash flow. In addition, receivables were reduced from December 31, 1998 adding another $42.0 million to operating cash flow in 1999. Cameron was primarily responsible for this additional amount. In spite of increased order levels at Cameron during 2000, this segment has managed to maintain relatively flat levels of inventory compared to December 31, 1999 (excluding the effects of translation). Most of the increase in inventory levels (excluding the effects of translation) during the first nine months of 2000 occurred at CES and CTC.
An increase in receivables (excluding the effects of translation), reflecting strong sales at the end of the third quarter, primarily at Cameron, compared to December 31, 1999, had a negative effect on cash flow from operations for the nine months ended September 30, 2000. Cameron was also primarily responsible for the lower accounts payable and accrued liability levels at September 30 compared to December 31 as customer advances and progress payments have declined due to the lower number of major projects in backlog at the end of September.

    The Company spent $39.0 million for capital additions during the nine months ended September 30, 2000. Over 80% of this amount was incurred by Cameron and CES. While much of Cameron's capital spending has been associated with new machinery and equipment, CES' spending has been tied largely to the restructuring efforts underway in this segment, as discussed previously. It is expected that with improved market conditions in oil and gas equipment markets, along with the continuing restructuring efforts at CES, capital spending in the fourth quarter of 2000 will be well above the $11.1 million incurred in the fourth quarter of 1999.

    The primary source of cash derived from "other" investing activities was the sale of the CES Canadian aftermarket operation discussed earlier.

    With the sharp increase in the Company's stock price beginning in the first quarter of 2000, over $61 million in cash has been received in connection with employee stock option exercises. Much of this cash has been utilized to fund the capital expenditures mentioned above as well as pay down debt by $19 million. As a result of the reduced debt levels, the Company's debt to capitalization ratio was 18.7% at September 30, 2000 compared to 22.8% at December 31, 1999 and 24.8% at September 30, 1999.

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

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              27 - Financial Data Schedule.

         (b)  Reports on Form 8-K
              No reports on Form 8-K were filed during the three months ended September 30, 2000.



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

                                       Cooper Cameron Corporation
                                       --------------------------
                                              (Registrant)

Date November 13, 2000                      /s/ Thomas R. Hix
                                       ---------------------------
                                       Thomas R. Hix
                                       Senior Vice President &
                                       Chief Financial Officer
                                         and authorized to sign on
                                         behalf of the Registrant