Form 10-K405
period 2000-12-31
COOPER CAMERON CORP
filed 2001-03-26
CIK 941548

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               ----------------
                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal year ended December 31, 2000

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                               ----------------
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                      Name of Each Exchange on
           Title of Each Class                            Which Registered
           -------------------                       --------------------------
 Common Stock, Par Value $0.01 Per Share               New York Stock Exchange

   Junior Participating Preferred Stock                New York Stock Exchange
             Purchase Rights
       Par Value $0.01 Per Share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [X]

     The number of shares of Common Stock, par value $.01 per share, outstanding as of March 14, 2001 was 54,108,721 The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of Registrant as of March 14, 2001 was approximately $3,260,316,853. For the purposes of the determination of the above statement amount only, all directors and executive officers of the Registrant are presumed to be affiliates.

                               ----------------
                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Stockholders for 2000 are incorporated by reference into Part II.
    Portions of Registrant's 2001 Proxy Statement for the Annual Meeting of
                            Stockholders to be held
           May 10, 2001 are incorporated by reference into Part III.


================================================================================

                               TABLE OF CONTENTS

                                                                                                PAGE
                                                                            -------------------------------------------
                                                                               2000         2000          MARCH 23, 2001
 ITEM                                                                        FORM 10-K   ANNUAL REPORT    PROXY STATEMENT
-------                                                                      ---------   -------------    ---------------
                                       PART I
                                       ------

  1.    Business..........................................................           1               -              -
          Markets and Products............................................           2               -              -
          Market Issues...................................................           7               -              -
          New Product Development.........................................           7               -              -
          Competition.....................................................           9               -              -
          Manufacturing...................................................          10               -              -
          Backlog.........................................................          10               -              -
          Patents, Trademarks and Other Intellectual Property.............          10               -              -
          Employees.......................................................          11               -              -

  2.    Properties........................................................          11               -              -

  3.    Legal Proceedings.................................................          12               -              -

  4.    Submission of Matters to a Vote of Security Holders...............          14               -              -

                                      PART II
                                      -------

  5.    Market for Registrant's Common Equity and Related
          Stockholder Matters.............................................          14               -              -

  6.    Selected Financial Data...........................................          14              55              -

  7.    Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................          15            25-32             -

  7A.   Quantitative and Qualitative Disclosures about Market Risk........          15            31-32

  8.    Financial Statements and Supplementary Data.......................          15            33-54

  9.    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure........................................          15               -              -

                                      Part III
                                      --------

  10.   Directors and Executive Officers of the Registrant................          16               -            7-8, 20

  11.   Executive Compensation............................................          17               -             14-17

  12.   Security Ownership of Certain Beneficial Owners and
          Management......................................................          17               -             9, 19

  13.   Certain Relationships and Related Transactions....................          18               -              -

                                      Part IV
                                      -------

  14.   Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K........................................................          18               -              -

                                    PART I
                                    ------

ITEM 1.  BUSINESS.

     Cooper Cameron Corporation ("Cooper Cameron" or the "Company") is a leading international manufacturer and provider of pressure control systems, equipment and services, including valves, wellheads, controls, chokes, blowout preventers and assembled systems for oil and gas drilling and production used in onshore, offshore and subsea applications. Cooper Cameron is also a leading manufacturer of integral engine-compressors, reciprocating compressors, turbochargers and centrifugal air compressors.

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

     In 1996, Cooper Cameron purchased the assets and assumed certain operating liabilities of Ingram Cactus Company for approximately $100.5 million in cash. The business acquired manufactures and sells wellheads, surface systems, valves and actuators used primarily in onshore oil and gas production operations, and owned manufacturing facilities in Oklahoma City, Oklahoma and Broussard, Louisiana, as well as in the United Kingdom and Austria. The Company completed the closure of the Austria facility in 2000. The Company also acquired interests in the Ingram Cactus joint ventures in Venezuela and Malaysia. The operations have now been integrated into those of the Cameron division.

     In 1998, the Company acquired Orbit Valve International, Inc. ("Orbit(R)") for approximately $104 million in cash and debt. Orbit became part of the Cooper Cameron Valves organization. Orbit manufactures and sells high-performance valves and actuators for the oil and gas and petrochemical industries. Orbit's primary manufacturing facility is located in Little Rock, Arkansas with a sales, marketing, assembly, test and warehousing base at Livingston, Scotland in the United Kingdom.

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

     During the period from June 30, 1995 through December 31, 2000, the Company also made various other small product line acquisitions and dispositions in certain of its business segments.

     In January 2001, the Company announced its intention to exit the market for new Superior brand natural gas engines and, as a result, to close its Springfield, Ohio manufacturing facility. The shutdown is expected to largely be completed during the first half of 2001.


                               BUSINESS SEGMENTS
                               -----------------

MARKETS AND PRODUCTS

     The Company's operations are organized into four separate business segments which are Cameron, Cooper Cameron Valves, Cooper Energy Services and Cooper Turbocompressor, each of which is also a division. For additional industry segment information for each of the three years in the period ended December 31, 2000, see Note 13 of the Notes to Consolidated Financial Statements, which Notes are incorporated herein by reference in Part II, Item 8 hereof ("Notes to Consolidated Financial Statements.")

Cameron Division

     Cameron manufactures pressure control systems and equipment and provides services for oil and gas drilling and production in onshore, offshore and deepwater subsea applications. The primary products include surface and subsea production systems, gate valves, actuators, chokes, drilling and production risers and aftermarket parts and services, wellheads, drilling valves, blowout preventers ("BOPs") and drilling and production control systems. These products are marketed under the brand names Cameron(R), W-K-M(R), McEvoy(R), Willis(R), and Ingram Cactus(R). The equipment is manufactured in a variety of sizes and to various specifications with working pressure ratings up to 30,000 pounds per square inch ("p.s.i."). The wellhead equipment is designed to support the casing and production tubulars and includes casing head housings, casing heads and tubing heads. Valves of different sizes and design are assembled with other components into an assembly known as a "christmas tree," which is mounted on the wellhead equipment and is used to control the flow of oil and gas from a producing well. Most christmas trees are custom designed to meet individual customer requirements.

     Cameron also manufactures subsea production systems, which consist of equipment used to complete an oil or gas well on the sea floor. Subsea systems tend to be sophisticated and generally require a high degree of technological innovation.

     In 1993, Cameron introduced its patented SpoolTree(TM) horizontal subsea production system for use in oil and gas fields with subsea completions that require frequent retrieval of downhole equipment. With the SpoolTree system, well completion and workover activities can be performed without a workover riser or removal of the christmas tree and under conventional blowout preventer control, thereby reducing the time and equipment needed to perform such activities.

     Cameron provides surface and subsea blowout preventer (BOP) stacks, drilling riser, drilling valves and choke and kill manifolds, as well as hydraulic and multiplexed electro-hydraulic (MUX) control systems used to operate surface and subsea BOP stacks, to multiple customers in the drilling business worldwide.

     Additionally, Cameron provides complete integrated elastomer research, development and manufacturing. These products are used in pressure and flow control equipment. This technology also supports the petroleum, petrochemical, rubber molding and plastics industries in the development and testing of elastomer and plastic products.

     The Cameron Willis Chokes business unit was formed in late 1997 to focus resources on the choke product line with the goal of enhancing Cameron's performance in this product line. Cameron Willis manufactures production chokes, control valves, drilling choke systems, actuators, and pigging and production automation systems for the surface and subsea production markets. The Company's primary choke manufacturing operations have now been consolidated into its Longford, Ireland facility with surface gate valve actuator manufacturing primarily performed in Houston, Texas.

     The Cameron Controls business unit was created in late 1996 with a primary goal of expanding Cameron's role in the design, manufacture and service of drilling, production and workover control systems worldwide. Drilling and production equipment used on the ocean floor operates from a platform or other remote location through hydraulic or electronic connections that allow the operator to measure and control the pressures and throughput associated with these installations. Cameron Controls' two primary manufacturing assembly and testing facilities are located in Celle, Germany and Houston, Texas.

     In 2001, the Company intends to expand the CAMTROL system to include all of Cameron's controls capabilities, including production, drilling and workover. Continued product development in subsea production controls, bolstered by the successful installation of various projects, should strengthen and expand the Company's market position and product offerings.

     The Cameron division has established an aftermarket initiative, CAMSERV(TM), with a worldwide aftermarket organization that provides replacement parts, field service, major repairs and overhauls, unit installation assistance and Total Vendor Management contracts. The CAMSERV initiatives are designed to provide flexible, cost-effective solutions to customer aftermarket needs throughout the world and combine traditional aftermarket services and products. Cameron also provides an inventory of repair parts, service personnel, planning services and inventory and storage of customers' idle equipment. This initiative has reinforced Cameron's role as one of the industry's leaders in parts and service.

     Cameron primarily markets its petroleum production equipment products directly to end-users through a worldwide network of sales and marketing employees, supported by agents in some international locations. Due to the technical nature of many of the products, the marketing effort is further supported by a staff of engineering employees. The balance of Cameron's products are sold through established independent distributors.

     Cameron's primary customers include major oil and gas exploration and production companies, independent oil and gas exploration and production companies, engineering and construction companies, drilling contractors, rental equipment companies and geothermal energy producers.

Cooper Cameron Valves Division

     Cooper Cameron Valves ("CCV") provides products and services to the gas and liquids pipelines, oil and gas production and industrial process markets. CCV manufactures valves ranging in sizes from 1/4 inch to 60 inches in diameter and related systems primarily used to control pressures and direct oil and gas as they are moved from individual wellheads to industrial centers for processing. Large diameter valves are used primarily in natural gas transmission lines. Smaller valves are used in oil and gas gathering and processing systems and in various types of industrial processes in refineries and petrochemical plants.

     Gate valves, ball valves, butterfly valves, Orbit valves, rotary process valves, block and bleed valves, plug valves, actuators, chokes and aftermarket parts are marketed under the brand names Cameron(R), W-K-M(R), Orbit(R), Demco(R), Foster(R) and Thornhill Craver(TM).

     CCV markets its equipment and services through a worldwide network of combined sales and marketing employees, distributors and agents in selected international locations. Due to the technical nature of many of the products, the marketing effort is further supported by a staff of engineering employees. CCV's primary customers include major and independent oil and gas exploration and production companies, foreign national oil and gas companies, pipeline companies, refining companies and a wide range of industrial, petrochemical and processing industry companies.

     Distributors and customers currently have ready access to product information, including detailed technical drawings, engineering bulletins, manuals and catalogs via the CCV website. In 2001, CCV plans to launch a web-enabled valve configurator and quotes management system for internal use and eventually for certain CCV customers.

     In 2000, development was completed for a range of 2" to 16" ball valves capable of performing at pressures of 10,000 psi and in water depths of 10,000 feet. CCV significantly expanded its aftermarket business throughout the year, including the acquisition of Valve Sales Inc., a Houston-based valve repair and manufacturing company in the first quarter of 2000.

Cooper Energy Services Division

     Cooper Energy Services ("CES") provides products and services to the oil and gas production, gas transmission and process markets. The primary products include integral engine-compressors, reciprocating compressors, turbochargers, control systems and aftermarket parts and services. CES markets its products worldwide under the brand names Ajax(R), Cooper-Bessemer(R), Superior(R), Enterprise(R), C-B Turbocharger(R), PPC(R), Service Solutions(TM) and TXC(R).

     CES's reciprocating compressor products include "integral" and "separable" configurations.

     CES provides the Ajax integral engine-compressors (140 to 880 horsepower), which combine the engine and compressor on a single drive shaft and are used for gas re-injection and storage, as well as smaller gathering and transmission lines. In addition, a line of rotary screw compressors powered by natural gas engines and electric motor drives was added in 1997. CES introduced a proprietary 1,150 psi high-pressure rotary screw system in 1999.

     The Superior reciprocating compressors (400 to 9,000 horsepower) are used primarily for natural gas applications, including production, storage, withdrawal, processing and transmission, as well as petrochemical processing. The new Superior WG compressor series was introduced in 2000 for large project applications up to 9,000 horsepower. These high speed separable compressor units can be matched with either natural gas engine drivers or electric motors and provide a cost advantage over competitive equipment in the same power range.

     There is an installed base of Cooper-Bessemer engines and compressors (up to 30,000 horsepower) for which CES provides replacement parts and service on a worldwide basis.

     CES is organized into three business units in order to better focus on the strategic growth, product development, and technical support unique to its product offerings and to better serve its customers' needs. The three business units consist of the Ajax and Superior Compressor, Aftermarket Parts, and Aftermarket Service business units.

     In 1999, CES began selling all of its current offering of new compression equipment domestically through a network of independent distributors rather than on a direct basis with the end user. These distributors are offered varying levels of pricing and support depending on their volume of purchases and whether the products purchased are for their own rental fleets or for resale. CES completed its network of distributors for domestic compression equipment in mid-2000. CES continues to sell its compression equipment internationally directly to end-users through a network of sales and marketing employees supported by agents in some locations.

     In addition to the sale of the rotating business previously described, CES initiated a significant level of restructuring aimed at improving the productivity of its manufacturing processes. In 2000, CES completed the closing of the Grove City, Pennsylvania plant and foundry. Most of the activity previously conducted at that location has been outsourced to third parties or relocated to other CES or Cooper Cameron facilities. Also in early 2000, the relocation of the central warehouse in Mt. Vernon, Ohio to Houston, Texas was begun.

     CES has constructed a new separable compressor plant and research and development center in Waller, Texas. Each manufacturing station in the new plant is designed for short cycle, just-in-time machining and assembly to reduce inventory requirements and product lead times. The plant is designed to manufacture the division's complete line of separable compressor units to serve the natural gas market. The relocation of the existing compressor plant in Mt. Vernon, Ohio to the new Waller facility will be completed in the first half of 2001. In addition, CES continued to outsource other manufacturing activity during 2000 which resulted in cost savings.

     In January 2001, CES announced its decision to exit the market for new Superior brand natural gas engines, including its 2400 engine line, and to close the Springfield, Ohio engine plant. This shutdown is expected to be substantially completed by the end of the second quarter of 2001.

     The primary customers for compression equipment include the major oil and gas companies, large independent oil and gas producers, gas transmission companies and equipment leasing companies.

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

     CTC primarily sells its products through sales representatives and independent distributors supported by a staff of trained product specialists. Customers include petrochemical and refining companies, durable goods manufacturers, basic resource, utility, air separation and chemical process companies, with a specific focus on automotive, glass, textile, electronics, food, container, pharmaceutical and other companies that require oil-free compressed air.

     During 2000, CTC expanded its product range through the addition of new compressor frames (TA-6000, TAC-2000 and TA-11000) and the addition of trademark accessories such as Dry Pac(R) heat compression dryers and Turboblend(R) hydro-cracked turbomachinery lubricating oil. CTC is also continuing its efforts to focus on customer service. Also in 2000, CTC began an active aftermarket development effort leveraging off its significant base of installed equipment, redefined its Engineered Compressor product line and has continued to move forward with an MSG Renaissance program to update its MSG product line.

     CTC expects to launch its e-commerce program in 2001, with the aim of providing incremental growth opportunities by adding new communication ideas and methods to the existing marketing plan. Also in 2001, CTC plans to establish a packaging capability in Asia to better serve customers in the region.

MARKET ISSUES

     Cooper Cameron, through its segments, is one of the market leaders in the global market for petroleum production equipment. Cooper Cameron believes that it is well positioned to serve these markets. Plant and service center facilities around the world in major oil producing regions provide a broad, global breadth of market coverage.

     The international market is expected to be a major source of growth for Cooper Cameron. The desire to expand the oil and gas transmission capacity in developed and developing countries, for both economic and political reasons, will be one of the primary factors affecting market demand. Additionally, establishment of industrial infrastructure in the developing countries will necessitate the growth of basic industries that require plant air and process compression equipment. Production and service facilities in North and South America, Europe and the Far East provide the Company with the ability to serve the global marketplace.

     In each of Cooper Cameron's business segments, a large population of installed engines, compression equipment, and gas and oil production equipment exists in both the U.S. and international market segments. The rugged, long-lived nature of the equipment that exists in the field provides a predictable repair parts and service business. The Company expects that as increasing quantities of new units are sold into the international markets, there will be a continuing growth in market demand for aftermarket parts and service.

NEW PRODUCT DEVELOPMENT

     As petroleum exploration activities have increasingly been focused on subsea locations, the Cameron division has directed much of its new product development efforts toward this market. In subsea exploration, customers are particularly concerned about safety, environmental protection and ease of installation and maintenance. Cameron's reputation for high quality and high dependability has given it a competitive advantage in the areas of safety and environmental protection. A patented subsea production system called the SpoolTree, which was introduced in 1993, offers substantial cost savings to the customer as it is based upon a novel concept that eliminates the need for a workover riser or removal of the christmas tree during workover. Cameron has pioneered this concept and has developed similar products for land and platform applications, which significantly reduce customer costs.

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

     In 1997, Cameron Controls launched a new electro-hydraulic drilling control system that was favorably received in the market. A new subsea production control system was developed and launched in 1998. These successful product launches have enhanced the subsea systems offerings for the company.

     In 1999, CES developed the Superior WG compressor series. These high-speed separable compressor units can be matched with either natural gas engine drivers or electric motors for upstream production, mid-stream processing and gas transmission markets. The speed, power and versatility of the WG series provide a cost advantage over competitive equipment in the same power range. CES' first sale of the new unit was for an electric motor-driven dual gas boosting application, and was installed in the third quarter of 2000.

     In 2000, CCV completed the development of a range of 2" to 16" ball valves capable of performing at pressures of 10,000 psi and in water depths of 10,000 feet.

     CTC focused product development resources to further expand its high efficiency plant air compressor line and to provide custom compressors matched to the requirements of its industrial gas customers. The latter is being achieved by advances in aerodynamic and rotor dynamic analytical design capability.

     During 2000, CTC introduced the TA-6000, the TAC-2000 and the TA- 11000 to extend the CTC standard product range up to 2,500 horsepower. These new products position CTC as a viable supplier of turbo plant air compressors in a wide range of horsepowers.

     Other new products offered in 2000 include Turboblend (CTC brand lubrication oil), Quad 2000 Controller upgrades (CTC electronic control systems) with up-to-date communication capabilities and component packaging programs.

COMPETITION

     Cooper Cameron competes in all areas of its operations with a number of other companies, some of which have financial and other resources comparable to or greater than those of Cooper Cameron.

     Cooper Cameron believes it has a leading position in the petroleum production equipment markets, particularly with respect to its high-pressure products. In these markets, Cooper Cameron competes principally with FMC Corporation, Varco International, Inc., Masterflo, Kvaerner Oil and Gas, Vetco Gray Inc. (a subsidiary of Asea Brown Boveri), Dril-Quip, Inc., Hydril Company, Dresser Valve, Circor, Balon Corporation and Neles-Jamesbury. The principal competitive factors in the petroleum production equipment markets are technology, quality, service and price. Cooper Cameron believes that several factors give it a strong competitive position in these markets. Most significant are Cooper Cameron's broad product offering, its worldwide presence and reputation, its service and repair capabilities, its expertise in high pressure technology and its experience in alliance and partnership arrangements with customers and other suppliers.

     Cooper Cameron believes it also has a leading position in the compression equipment markets. In these markets, Cooper Cameron competes principally with the Dresser Rand Division of Ingersoll-Rand Company, Ingersoll-Rand Air Solutions Group, Demag, GHH/Borsig, Elliott Company, division of Ebara, Ariel Corporation and Atlas-Copco AB. The principal competitive factors in the compression equipment markets are engineering and design capabilities, product performance, reliability and quality, service and price. Cooper Cameron has a highly competent engineering staff and skilled technical and service representatives, with service centers located throughout the world.

     In all of its markets, Cooper Cameron's products have strong brand recognition and Cooper Cameron has an established reputation for quality and service. Cooper Cameron has a base of previously-installed products, which provides a steady demand for aftermarket parts and service. Cooper Cameron has modern manufacturing facilities and state-of-the-art testing capabilities.

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

BACKLOG

     Cooper Cameron's backlog was approximately $528 million at December 31, 2000, (approximately 95% of which is expected to be shipped during 2001) as compared to $513 million at December 1999 and $790 million at December 31, 1998. Backlog consists of customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled.

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

     Cooper Cameron believes that the success of its business depends more on the technical competence, creativity and marketing abilities of its employees than on any individual patent, trademark or copyright. Nevertheless, as part of its ongoing research, development and manufacturing activities, Cooper Cameron has a policy of seeking patents when appropriate on inventions concerning new products and product improvements. Cooper Cameron owns 252 unexpired United States patents and 638 unexpired foreign patents. During 2000, 31 new patent applications were filed.

     Although in the aggregate these patents and Cooper Cameron's trademarks are of considerable importance to the manufacturing and marketing of many of its products, Cooper Cameron does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole, except the Cameron and Cooper-Bessemer trademarks. Other important trademarks used by Cooper Cameron include Ajax, C-B Turbocharger, Demco, Enterprise, Foster, Ingram Cactus, McEvoy, MSG, Orbit, PPC, Quad 2000, Superior, Texcentric, Thornhill Craver, TurboAir, Willis and W-K-M. Cooper Cameron has the right to use the trademark Joy on aftermarket parts until November 2027. Cooper Cameron has registered its trademarks in the countries where such registration is deemed material.

     Cooper Cameron also relies on trade secret protection for its confidential and proprietary information. Cooper Cameron routinely enters into confidentiality agreements with its employees and suppliers. There can be no assurance, however, that others will not independently obtain similar information or otherwise gain access to Cooper Cameron's trade secrets.

EMPLOYEES

     As of December 31, 2000, Cooper Cameron had approximately 7,300 employees, of which approximately 1,085 were represented by labor unions. Cooper Cameron believes its current relations with employees are good. In July 2000, the Company reached a new agreement with the International Association of Machinists union (IAM) representing 154 hourly employees of Cooper Turbocompressor which runs through July 28, 2003. Labor contracts expiring in 2001 cover 116 employees at Cameron's facility in Mexico, 130 Cameron employees in Singapore and 40 Cameron Elastomer Technology facility employees in Texas. The Company does not currently anticipate any significant problems in renewing these agreements. In 2001, the Company successfully concluded negotiation of a closing/severance agreement with the IAM representing approximately 100 employees at the CES facility in Springfield, Ohio. The Agreement provides for the orderly shutdown of operations there.


ITEM 2.  PROPERTIES

     The Company operates manufacturing plants ranging in size from approximately 9,500 square feet to approximately 442,000 square feet of manufacturing space. The Company also owns and leases warehouses, distribution centers, aftermarket and storage facilities, and sales offices. The Company leases its corporate headquarters and its Cameron division headquarters office space in Houston, Texas. The Company has under construction a new 9-story office building in Houston, Texas, which will house the Cameron division headquarters. Occupancy is expected to occur in late 2001 upon expiration of the existing lease.

     The Company manufactures, markets and sells its products and provides services throughout the world, operating facilities in numerous countries. On December 31, 2000, the significant facilities used by Cooper Cameron throughout the world for manufacturing, distribution, aftermarket services, machining, storage and warehousing contained an aggregate of approximately 6,926,450 square feet of space, of which approximately 6,058,534 square feet (87%) was owned and 867,916 (13%) was leased. Of this total, approximately 4,835,938 square feet (70%) are located in the United States and 1,289,352 square feet (19%) are located in Europe. The table below lists the significant manufacturing, warehouse and distribution and aftermarket facilities by industry segment and geographic area. Cameron and Cooper Cameron Valves share space in certain facilities and, thus, are being reported together.


                                                                    ASIA/PACIFIC
                                     WESTERN          EASTERN           AND
                                    HEMISPHERE      HEMISPHERE        MIDEAST         TOTAL
                                  --------------   -------------   --------------   ----------

Cameron and Cooper

Cameron Valves                         30              10                4              44



Cooper Energy Services                 19               0                0              19


Cooper Turbocompressor                  3               3                0               6

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

     Cooper Cameron is the major PRP at the Osborne Landfill in Grove City, Pennsylvania, which it owns. A remediation plan was developed and then accepted by the U.S. Environmental Protection Agency as the preferred remedy for the site. The construction phase of the remediation was completed in 1997 and the remaining costs relate to ground water treatment and monitoring. With respect to the remaining four sites, Cooper Cameron's share of the waste volume is estimated and believed to be less than one percent. Therefore, Cooper Cameron is a "de minimis" party with respect to these sites.

     Cooper Cameron has accruals to the extent costs are known for these five sites. Cooper Cameron believes, based on its review and other factors, that the estimated costs relating to these sites will not have a material adverse effect on its results of operations, financial condition or liquidity. However, no assurance can be given that the actual costs will not exceed the estimates of the cleanup costs once determined.

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

     The cost of environmental remediation and compliance generally has not been an item of material expense for Cooper Cameron during any of the periods presented, other than with respect to the Osborne Landfill described above. Cooper Cameron's balance sheet at December 31, 2000, includes accruals totaling approximately $1.0 million for environmental remediation activities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II
                                    -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     The common stock of Cooper Cameron, par value $.01 per share (together with the associated Rights to Purchase Series A Junior Participating Preferred Stock), is traded on The New York Stock Exchange ("NYSE"). No dividends were paid during 2000.

     The following table indicates the range of trading prices on the NYSE from January 4, 1999 through December 31, 1999 and January 3, 2000 through
December 29, 2000.


                                         Price Range ($)
                                    -------------------------
                                    High      Low        Last
                                    ----      ---        ----
         2000
             First Quarter....    71 7/8     42 3/8      66 7/8
             Second Quarter...    83 9/16    60 9/16     66
             Third Quarter....    83 7/8     58 5/8      73 11/16
             Fourth Quarter...    77 15/16   52 5/16     66 1/16

         1999
             First Quarter....    35 7/8     22 1/4      33 7/8
             Second Quarter...    41 5/16    27 3/4      37 1/16
             Third Quarter....    44 7/16    32 9/16     37 3/4
             Fourth Quarter...    50         33 9/16     48 15/16

As of March 14, 2001, the approximate number of stockholders of record of Cooper Cameron common stock was 1,801. In addition, there were approximately 18,300 beneficial holders of the common stock, representing persons whose stock is in nominee or "street name" accounts through brokers.


ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption "Selected Consolidated Historical Financial Data of Cooper Cameron Corporation" on page 55 in the 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition of Cooper Cameron Corporation" on pages 25-32 in the 2000 Annual Report to Stockholders is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information for this item is set forth in the section entitled "Market Risk Information" on pages 31-32 in the 2000 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements of the Company and the independent auditors' report set forth on pages 33-54 in the 2000 Annual Report to Stockholders are incorporated herein by reference:

         Report of Independent Auditors.

         Consolidated Results of Operations for each of the three years in the period ended December 31, 2000.

         Consolidated Balance Sheets as of December 31, 2000 and 1999.

         Consolidated Cash Flows for each of the three years in the period ended December 31, 2000.

         Consolidated Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2000.

         Notes to Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information on Directors of the Company is set forth in the section entitled "The Nominees and Continuing Directors" on pages 7-8 in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on May 10, 2001, which section is incorporated herein by reference. Information regarding executive officers of the Company is set forth below.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     The information concerning compliance with Section 16(a) is set forth in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 20 in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on May 10, 2001, which section is incorporated herein by reference.

                  CURRENT EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age                       Present Principal Position and Other
------------                       Material Positions Held During Last
                                   Five Years
                                   ------------------------------------

Sheldon R. Erikson (59)            President and Chief Executive Officer since
                                   January 1995. Chairman of the Board from
                                   1988 to January 1995 and President and
                                   Chief Executive Officer from 1987 to January
                                   1995 of The Western Company of North America.

Thomas R. Hix (53)                 Senior Vice President of Finance and Chief
                                   Financial Officer since January 1995.
                                   Senior Vice President of Finance, Treasurer and Chief Financial Officer of The Western
                                   Company of North America from 1993 to
                                   January 1995.

Franklin Myers (48)                Senior Vice President since April 1995.
                                   General Counsel and Secretary from April
                                   1995 to July 1999. President of the Cooper
                                   Energy Services division since August 1998.
                                   Senior Vice President and General Counsel from 1994 to April 1995 of Baker Hughes
                                   Incorporated.

Joseph D. Chamberlain (54)         Vice President and Corporate Controller
                                   since April 1995.  Controller - Financial
                                   Reporting from 1994 to April 1995 of Cooper
                                   Industries, Inc.

A. John Chapman (59)               Vice President since May 1998.  President,
                                   Cooper Cameron Valves division since 1995.
                                   Managing director of Joy Manufacturing Co.
                                   Australia Pty. Ltd., a subsidiary of Joy
                                   Technologies Inc. from February 1990 to
                                   June 1995.

Dalton L. Thomas (51)              Vice President since July 1998.  President,
                                   Cameron division since July 1998.  Vice
                                   President, Eastern Hemisphere for Cameron from 1995 until July 1998. Vice President of Manufacturing and Support Services,
                                   Western Company of North America from 1989 to 1995.

Jane L. Crowder (50)               Vice President, Human Resources since May
                                   1999.  Vice President, Compensation and
                                   Benefits from 1996 to 1999, and Director,
                                   Compensation and Benefits from 1995 to 1996.
                                   Vice President, Human Resources of the CES division from September 1998 to October
                                   1999.  Vice President, Human Resources of
                                   The Western Company of North America from
                                   1994 to 1995.

William C. Lemmer (56)             Vice President, General Counsel and
                                   Secretary since July 1999.  Vice President,
                                   General Counsel and Secretary of Oryx
                                   Energy Company from 1994 to 1999.

Robert J. Rajeski (55)             Vice President since July 2000.  President,
                                   Cooper Turbocompressor division since July
                                   1999.  Vice President and General Manager of
                                   Ingersoll-Dresser Pump Co., Engineered Pump division from 1994 to 1999.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information for this item is set forth in the section entitled "Executive Compensation Tables" on pages 14-17 in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on May 10, 2001, which section is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information concerning security ownership of certain beneficial owners and management is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners" on page 19 and "Security Ownership of Management" on page 9 in the Proxy

Statement of the Company for the Annual Meeting of Stockholders to be held on May 10, 2001, which sections are incorporated herein by reference.


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

          10.2 First Amendment to the Amended and Restated Cooper Cameron Corporation Long-Term Incentive Plan, effective February 12, 1998, filed as Exhibit 4.5 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-53545), and incorporated herein by reference.

          10.3 Second Amendment to the Amended and Restated Cooper Cameron Corporation Long-Term Incentive Plan, effective May 13, 1999, filed as Exhibit 4.8 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File
                   No. 333-37850), and incorporated herein by reference.

          10.4 Third Amendment to the Amended and Restated Cooper Cameron Corporation Long-Term Incentive Plan, incorporated by reference to the Cooper Cameron Corporation 2000 Proxy Statement for the Annual Meeting of Stockholders held on May 11, 2000.

          10.5 Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.6 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File
                   No. 333-46638), and incorporated herein by reference.

          10.6 Cooper Cameron Corporation Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

          10.7 Cooper Cameron Corporation Retirement Savings Plan, as Amended and Restated, effective April 1, 1996, filed as
                   Exhibit 10.10 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

          10.8 Cooper Cameron Corporation Employee Stock Purchase Plan (Registration Statement No. 33-94948), incorporated herein by reference.

          10.9 Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

          10.10 First Amendment to Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, effective as of January 1, 1996, filed as Exhibit 10.7 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

          10.11 Cooper Cameron Corporation Supplemental Excess Defined Contribution Plan, filed as Exhibit 10.5 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

          10.12 First Amendment to Cooper Cameron Corporation Supplemental Excess Defined Contribution Plan, effective April 1, 1996, filed as Exhibit 10.9 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

          10.13 Cooper Cameron Corporation Compensation Deferral Plan (formerly the Cooper Cameron Corporation Management Incentive Compensation Deferral Plan), effective January 1, 1996, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

          10.14 First Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective July 1, 1998, filed as
                   Exhibit 10.12 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

          10.15 Second Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective January 1, 1999, filed as Exhibit 10.13 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

          10.16 Third Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective January 1, 2000, filed as Exhibit 10.14 to the

                   Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

          10.17 Cooper Cameron Corporation Directors Deferred Compensation Plan, filed as Exhibit 10.7 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

          10.18 Employment Agreement by and between Sheldon R. Erikson and Cooper Cameron Corporation, effective as of August 13, 1999, filed as Exhibit 10.16 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

          10.19 Employment Agreement by and between Thomas R. Hix and Cooper Cameron Corporation, effective as of September 1, 1999, filed as Exhibit 10.17 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

          10.20 Employment Agreement by and between Franklin Myers and Cooper Cameron Corporation, effective as of September 1, 1999, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

          10.21 Form of Change in Control Agreement, effective November 11, 1999, by and between Cooper Cameron Corporation and Scott Amann, Joseph Chamberlain, John Chapman, Jane Crowder, William Givens, William Lemmer, Robert Rajeski, and Dalton Thomas, filed as Exhibit 10.19 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

          10.22 Form of Change in Control Agreement, effective July 12, 2000, by and between Cooper Cameron Corporation and Michael C. Jennings.

          10.23 Amended and Restated Management Incentive Compensation Plan of Cooper Cameron Corporation, incorporated herein by reference to the Cooper Cameron Corporation 2000 Proxy Statement for the Annual Meeting of Stockholders held on May 11, 2000.

          10.24 Change in Control Policy of Cooper Cameron Corporation, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

          10.25 Executive Severance Program of Cooper Cameron Corporation, approved July 20, 2000.

          10.26 Credit Agreement, dated as of June 30, 1995, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and First National Bank of Chicago, as agent, filed as Exhibit 4.5 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

          10.27 Amended and Restated Credit Agreement dated as of March 20, 1997, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and First National Bank of Chicago, as agent, filed as Exhibit 10.21 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

          10.28 Amendment No. 2 to the Amended and Restated Credit Agreement, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therin and First National Bank of Chicago, as agent, dated as of July 21, 1999, filed as Exhibit 10.30 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

          10.29 Individual Account Retirement Plan for Hourly-Paid Employees at the Cooper Cameron Corporation Mount Vernon Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-58005), incorporated herein by reference.

          10.30 Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Missouri City, Texas Facility, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57995), incorporated herein by reference.

          10.31 Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Buffalo, New York Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57991), incorporated herein by reference.

          10.32 Individual Account Retirement Plan for Cooper Cameron Corporation Hourly Employees, UAW, at the Superior Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57997), incorporated herein by reference.

          10.33 Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Grove City Facility, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-58003), incorporated herein by reference.

          10.34 Cooper Cameron Corporation Savings-Investment Plan for Hourly Employees, filed as Exhibit 4.7 to the Registration Statement on Form S-8 (Registration No. 333-77641), incorporated herein by reference.

          10.35 Individual Account Retirement Plan for Cooper Cameron Corporation Hourly Employees, IAM, at the Superior Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-58001), incorporated herein by reference.

          13.1 Portions of the 2000 Annual Report to Stockholders are included as an exhibit to this report and have been specifically incorporated by reference elsewhere herein.

          21.1     Subsidiaries of registrant.

          23.1     Consent of Independent Auditors.

(b)  REPORTS ON FORM 8-K

     The Company has filed no reports on Form 8-K during the fourth quarter of 2000 or through March 23, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of March, 2001.

                                   COOPER CAMERON CORPORATION
                                   REGISTRANT

                                         /S/ JOSEPH D. CHAMBERLAIN
                                  BY:_______________________________________
                                           (JOSEPH D. CHAMBERLAIN)
                                     Vice President and Corporate Controller
                                         (Principal Accounting Officer)

          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED ON THIS 23RD DAY OF MARCH, 2001, BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

         SIGNATURE                               TITLE
         ---------                               -----

  /s/ Nathan M. Avery                            Director
---------------------------
     (Nathan M. Avery)

 /s/ C. Baker Cunningham                         Director
---------------------------
   (C. Baker Cunningham)

     /s/ Grant A. Dove                           Director
---------------------------
     (Grant A. Dove)

   /s/ Sheldon R. Erikson                        Chairman, President and Chief
---------------------------                       Executive Officer (principal
   (Sheldon R. Erikson)                           executive officer)

  /s/ Michael E. Patrick                         Director
---------------------------
   (Michael E. Patrick)

    /s/ David Ross III                           Director
---------------------------
      (David Ross III)

  /s/ Michael J. Sebastian                       Director
---------------------------
   (Michael J. Sebastian)

   /s/ Thomas R. Hix                             Senior Vice President of
---------------------------                       Finance and Chief Financial
     (Thomas R. Hix)                              Officer (principal financial
                                                  officer)

                                 EXHIBIT INDEX


EXHIBIT                                                                           SEQUENTIAL
NUMBER                                 DESCRIPTION                                 PAGE NO.
----------      ---------------------------------------------------------------   ----------
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



10.2 First Amendment to the Amended and Restated Cooper Cameron Corporation Long-Term Incentive Plan, effective February 12, 1998, filed as Exhibit 4.5 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-53545), and incorporated herein by reference.

10.3 Second Amendment to the Amended and Restated Cooper Cameron Corporation Long-Term Incentive Plan, effective May 13, 1999, filed as Exhibit 4.8 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-37850), and incorporated herein by reference.

10.4 Third Amendment to the Amended and Restated Cooper Cameron Corporation Long-Term Incentive Plan, incorporated by reference to the Cooper Cameron Corporation 2000 Proxy Statement for the Annual Meeting of Stockholders held on May 11, 2000.

10.5 Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.6 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-46638), and incorporated herein by reference.

10.6 Cooper Cameron Corporation Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

10.7 Cooper Cameron Corporation Retirement Savings Plan, as Amended and Restated, effective April 1, 1996, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

10.8 Cooper Cameron Corporation Employee Stock Purchase Plan (Registration Statement No. 33-94948), incorporated herein by reference.

10.9 Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.10 First Amendment to Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, effective as of January 1, 1996, filed as Exhibit 10.7 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.11 Cooper Cameron Corporation Supplemental Excess Defined Contribution Plan, filed as Exhibit 10.5 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.12 First Amendment to Cooper Cameron Corporation Supplemental Excess Defined Contribution Plan, effective April 1, 1996, filed as Exhibit 10.9 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.13 Cooper Cameron Corporation Compensation Deferral Plan (formerly the Cooper Cameron Corporation Management Incentive Compensation Deferral Plan), effective January 1, 1996, filed as Exhibit
                10.10 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.14 First Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective July 1, 1998, filed as Exhibit 10.12 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.15 Second Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective January 1, 1999, filed as Exhibit 10.13 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.16 Third Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective January 1, 2000, filed as Exhibit 10.14 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.17 Cooper Cameron Corporation Directors Deferred Compensation Plan, filed as Exhibit 10.7 to the Registration Statement on Form S-4 of Cooper Cameron Corporation

                (Commission File No. 33-90288), and incorporated herein by reference.

10.18 Employment Agreement by and between Sheldon R. Erikson and Cooper Cameron Corporation, effective as of August 13, 1999, filed as Exhibit 10.16 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.19 Employment Agreement by and between Thomas R. Hix and Cooper Cameron Corporation, effective as of September 1, 1999, filed as
                Exhibit 10.17 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.20 Employment Agreement by and between Franklin Myers and Cooper Cameron Corporation, effective as of September 1, 1999, filed as
                Exhibit 10.18 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.21 Form of Change in Control Agreement, effective November 11, 1999, by and between Cooper Cameron Corporation and Scott Amann, Joseph Chamberlain, John Chapman, Jane Crowder, William Givens, William Lemmer, Robert Rajeski, and Dalton Thomas, filed as
                Exhibit 10.19 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.22 Form of Change in Control Agreement, effective July 12, 2000, by and between Cooper Cameron Corporation and Michael C. Jennings.

10.23 Amended and Restated Management Incentive Compensation Plan of Cooper Cameron Corporation, incorporated herein by reference to the Cooper Cameron Corporation 2000 Proxy Statement for the Annual Meeting of Stockholders held on May 11, 2000.

10.24 Change in Control Policy of Cooper Cameron Corporation, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.25 Executive Severance Program of Cooper Cameron Corporation, approved July 20, 2000.

10.26 Credit Agreement, dated as of June 30, 1995, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and First National Bank of Chicago, as agent, filed as Exhibit 4.5 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

10.27 Amended and Restated Credit Agreement dated as of March 20, 1997, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and First National Bank of Chicago, as agent, filed as Exhibit 10.21 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.28 Amendment No. 2 to the Amended and Restated Credit Agreement, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and First National Bank of Chicago, as agent, dated as of July 21, 1999, filed as Exhibit 10.30 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.29 Individual Account Retirement Plan for Hourly-Paid Employees at the Cooper Cameron Corporation Mount Vernon Plant, filed as
                Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-58005), incorporated herein by reference.

10.30 Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Missouri City, Texas Facility, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57995), incorporated herein by reference.

10.31 Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Buffalo, New York Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57991), incorporated herein by reference.

10.32 Individual Account Retirement Plan for Cooper Cameron Corporation Hourly Employees, UAW, at the Superior Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57997), incorporated herein by reference.

10.33 Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Grove City Facility, filed as
                Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-58003), incorporated herein by reference.

10.34 Cooper Cameron Corporation Savings-Investment Plan for Hourly Employees, filed as Exhibit 4.7 to the Registration Statement on Form S-8 (Registration No. 333-77641), incorporated herein by reference.

10.35 Individual Account Retirement Plan for Cooper Cameron Corporation Hourly Employees, IAM, at the Superior Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-58001), incorporated herein by reference.

13.1 Portions of the 2000 Annual Report to Stockholders are included as an exhibit to this report and have been specifically incorporated by reference elsewhere herein.

21.1            Subsidiaries of registrant.

23.1            Consent of Independent Auditors.