Form 10-Q
period 2001-03-31
COOPER CAMERON CORP
filed 2001-05-08
CIK 941548

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number        1-13884
                       -------------------------------------------------------


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

Number of shares outstanding of issuer's common stock as of April 30, 2001 was 54,119,245.

                        PART I - FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                          COOPER CAMERON CORPORATION
                      CONSOLIDATED RESULTS OF OPERATIONS


                                                               Three Months
                                                                   Ended
                                                                  March 31,
                                                           ----------------------
(dollars in millions, except per share data)                  2001        2000
                                                           ----------  ----------
REVENUES.............................................          $334.8      $338.3 (1)
                                                           ----------  ----------
COSTS AND EXPENSES
Cost of sales (exclusive of depreciation
    and amortization)................................           230.9       240.6 (1)
Depreciation and amortization........................            18.5        19.4
Selling and administrative expenses..................            53.5        50.4
Interest expense.....................................             4.1         4.5
Nonrecurring/unusual charges.........................             7.1         5.0
                                                           ----------  ----------

                                                                314.1       319.9
                                                           ----------  ----------
        Income before income taxes...................            20.7        18.4

Income tax provision.................................            (6.4)       (5.7)
                                                           ----------  ----------

Net income...........................................          $ 14.3      $ 12.7
                                                           ==========  ==========

Earnings per share:
    Basic............................................          $ 0.26      $ 0.25
                                                           ==========  ==========
    Diluted..........................................          $ 0.26      $ 0.24
                                                           ==========  ==========

(1) In accordance with an Emerging Issues Task Force consensus reached in late 2000, shipping and handling costs have been reclassified from revenues to cost of sales for consistency with the 2001 presentation.


        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                    March 31,     December 31,
(dollars in millions, except shares and per share data)               2001            2000
                                                                   -----------    -----------

ASSETS
Cash and cash equivalents........................................    $   12.3        $   16.6
Receivables, net.................................................       263.4           268.8
Inventories, net.................................................       417.1           372.7
Other............................................................        31.3            29.9
                                                                     --------        --------
           Total current assets..................................       724.1           688.0
                                                                     --------        --------
Plant and equipment, at cost.....................................       835.4           832.3
Less:  accumulated depreciation..................................      (434.1)         (429.1)
Intangibles......................................................       495.5           496.4
Less:  accumulated amortization..................................      (235.7)         (234.8)
Other assets.....................................................       140.1           141.1
                                                                     --------        --------
                TOTAL ASSETS.....................................    $1,525.3        $1,493.9
                                                                     ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt..................................................    $  218.3        $    4.2
Accounts payable and accrued liabilities.........................       321.1           325.0
Accrued income taxes.............................................        11.8            16.8
                                                                     --------        --------
           Total current liabilities.............................       551.2           346.0
                                                                     --------        --------
Long-term debt...................................................        15.1           188.1
Postretirement benefits other than pensions......................        48.0            48.6
Deferred income taxes............................................        38.2            38.4
Other long-term liabilities......................................        30.4            30.5
                                                                     --------        --------
           Total liabilities.....................................       682.9           651.6
                                                                     --------        --------
Stockholders' Equity:
    Common stock, par value $.01 per share, 150,000,000 shares authorized, 54,110,339 shares issued (54,011,929 at
        December 31, 2000).......................................         0.5             0.5
    Capital in excess of par value...............................       933.6           929.5
    Retained deficit.............................................       (36.3)          (50.6)
    Accumulated other elements of comprehensive income...........       (55.4)          (37.1)
                                                                     --------        --------
           Total stockholders' equity............................       842.4           842.3
                                                                     --------        --------
                TOTAL LIABILITIES AND STOCKHOLDERS'
                     EQUITY......................................    $1,525.3        $1,493.9
                                                                     ========        ========


        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Three Months
                                                                                   Ended
                                                                                  March 31,
                                                                             -------------------
(dollars in millions)                                                         2001         2000
                                                                             ------       ------
Cash flows from operating activities:
    Net income............................................................   $ 14.3       $ 12.7
    Adjustments to reconcile net income to net cash
        used for operating activities:
            Depreciation..................................................     14.3         15.7
            Amortization..................................................      4.2          3.7
            Deferred income taxes and other...............................      3.4         (0.5)
    Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
            Receivables...................................................      1.2          1.2
            Inventories...................................................    (49.6)        (3.0)
            Accounts payable and accrued liabilities......................     (1.4)       (31.3)
            Other assets and liabilities, net.............................    (15.6)       (14.6)
                                                                             ------       ------
                    Net cash used for operating activities................    (29.2)       (16.1)
                                                                             ------       ------

Cash flows from investing activities:
    Capital expenditures..................................................    (14.6)        (9.7)
    Acquisitions..........................................................     (4.6)        (4.2)
    Other.................................................................      2.9        (10.9)
                                                                             ------       ------
                    Net cash used for investing activities................    (16.3)       (24.8)
                                                                             ------       ------
Cash flows from financing activities:
    Loan borrowings (repayments), net.....................................     41.4         25.4
    Activity under stock option plans and other...........................      1.3         20.9
                                                                             ------       ------
                    Net cash provided by financing activities.............     42.7         46.3
                                                                             ------       ------
Effect of translation on cash.............................................     (1.5)        (1.6)
                                                                             ------       ------
Increase (decrease) in cash and cash equivalents..........................     (4.3)         3.8
                                                                             ------       ------
Cash and cash equivalents, beginning of period............................     16.6          8.2
                                                                             ------       ------
Cash and cash equivalents, end of period..................................   $ 12.3       $ 12.0
                                                                             ======       ======

        The accompanying notes are an integral part of these statements.

                           COOPER CAMERON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Adjustments

  The financial information presented as of March 31, 2001, and for the three-month periods ended March 31, 2001 and 2000, has been prepared from the books and records without audit. Financial information as of December 31, 2000, as used herein, has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report to Stockholders for the year ended December 31, 2000.


Note 2.  New Accounting Pronouncements

  Statement of Financial Accounting Standards (SFAS) No. 133 (Accounting for Derivative Instruments and Hedging Activities), as amended, was adopted on January 1, 2001. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Because of the Company's minimal use of derivatives, SFAS No. 133 did not have a significant effect on the Company's financial position or results of operations at the time of adoption.

  During the first quarter, the Company entered into interest rate swaps to hedge the exposure on its variable rate debt. At March 31, 2001, under the provisions of SFAS No. 133, the Company has recognized a loss on these swaps totaling $.9 million as a component of other comprehensive income in stockholders' equity.


Note 3.  Nonrecurring/Unusual Charges

  The Cooper Energy Services division (CES) incurred $7.1 million in costs associated with the decision announced in January 2001 to discontinue the production of new Superior brand natural gas engines and close its Springfield, Ohio facility. These costs primarily consisted of employee severance as well as operating period costs for this business. The Company decided to include operating period costs of this business on the "nonrecurring/unusual" expense line because these costs are being eliminated by the close up and because the small amount of anticipated sales of new unit engines during the first half of 2001 is not expected to generate any operating profit before period costs.

  The cash expended from these costs, as well as other actions initiated in prior periods, totaled approximately $8.5 million for the first quarter of 2001.

  Over three-fourths of the first quarter 2000 nonrecurring/unusual charges were incurred by CES in connection with the close up of its underutilized foundry and associated machining operations in Grove City, Pennsylvania, the relocation of its compressor plant from Mt. Vernon, Ohio to Houston, Texas and the consolidation of its aftermarket operations. The remaining costs related to the continuation of previously initiated actions by each of the other business segments.


Note 4.  Segments

                                     Three Months
                                        Ended
                                       March 31,
                                  -------------------
(dollars in millions)              2001         2000
                                  ------       ------

Revenues (1):

Cameron........................   $195.9       $207.1
Cooper Cameron Valves (CCV)....     62.5         49.8
Cooper Energy Services (CES)...     46.9         58.3
Cooper Turbocompressor (CTC)...     29.5         23.1
                                  ------       ------
                                  $334.8       $338.3
                                  ======       ======

Income (loss) before taxes:

Cameron........................   $ 23.9       $ 24.4
CCV............................      7.0          2.4
CES............................     (4.8)        (3.4)
CTC............................      2.6          3.4
Corporate & Other (2)..........     (8.0)        (8.4)
                                  ------       ------
                                  $ 20.7       $ 18.4
                                  ======       ======

(1) In accordance with an Emerging Issues Task Force consensus reached in late 2000, shipping and handling costs for 2000 have been reclassified from revenues to cost of sales for consistency with the 2001 presentation.
(2) Corporate & Other includes expenses associated with the Company's Corporate office in Houston, Texas as well as all of the Company's interest expense.


Note 5.  Inventories


                                                        March 31,     December 31,
(dollars in millions)                                     2001            2000
                                                       ---------     -----------
Raw materials.......................................      $ 37.1          $ 36.3
Work-in-process.....................................       135.7           108.4
Finished goods, including parts and subassemblies...       306.8           293.2
Perishable tooling and supplies.....................         1.8             2.1
                                                          ------          ------
                                                           481.4           440.0
Allowances..........................................       (64.3)          (67.3)
                                                          ------          ------

Net inventories.....................................      $417.1          $372.7
                                                          ======          ======

Note 6.  Comprehensive Income

  The amount of comprehensive income for the three-month periods ended March 31, 2001 and 2000, and the components of accumulated other elements of comprehensive income at March 31, 2001 and December 31, 2000, are as follows:

                                                       Three Months
                                                          Ended
                                                         March 31,
                                                     -----------------
(dollars in millions)                                  2001      2000
                                                     ------    ------
Net income per Consolidated Results of
    Operations....................................   $ 14.3    $ 12.7
Foreign currency translation loss (1).............    (16.8)    (10.4)
Change in fair value of derivatives...............     (0.9)       --
Adjustment to minimum pension liability & other...     (0.6)      1.9
                                                     ------    ------

Comprehensive (loss) income.......................   $ (4.0)   $  4.2
                                                     ======    ======

(1) The significant changes in the "Foreign currency translation loss" relate primarily to the Company's operations in the United Kingdom, Ireland, Canada, France and Germany.

                                                        March 31,    December 31,
(dollars in millions)                                     2001          2000
                                                        ---------    ------------
Amounts comprising accumulated other elements
    of comprehensive income:
        Accumulated foreign currency translation
            adjustments.............................      $(53.8)         $(37.0)
        Accumulated adjustments to record
            minimum pension liabilities.............        (0.7)           (0.4)
        Unrealized loss on derivative instruments...        (0.9)             --
        Other.......................................          --             0.3
                                                          ------          ------

                Accumulated other elements of
                    comprehensive income............      $(55.4)         $(37.1)
                                                          ======          ======

Note 7.  Earnings Per Share

     The weighted average number of common shares (utilized for the basic earnings per share presentation) and common stock equivalents outstanding for each period presented were as follows:

                                                         Three Months
                                                             Ended
                                                           March 31,
                                                       ----------------
(amounts in millions)                                  2001        2000
                                                       ----        ----

Average shares outstanding..........................   54.1        51.1
Common stock equivalents............................    1.4         2.7
                                                       ----        ----

Number of shares utilized in diluted earnings per
    share calculation...............................   55.5        53.8
                                                       ====        ====

Item 2. Management's Discussion and Analysis of Consolidated Results of Operations and Financial Condition

     In addition to the historical data contained herein, this document includes "forward-looking statements" regarding future nonrecurring/unusual charges and earnings of the Company, as well as plans for refinancing the Company's outstanding debt. All such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those described in forward-looking statements. Such statements are based on current expectations of the Company's performance and are subject to a variety of factors, not under the control of the Company, which can affect the Company's results of operations, liquidity or financial condition. Such factors may include overall demand for, and pricing of, the Company's products; the size and timing of orders; changes in the price of (and demand for) oil and gas in both domestic and international markets; political and social issues affecting the countries in which the Company does business; fluctuations in currency markets worldwide; and variations in global economic activity. In particular, current and projected oil and gas prices directly affect customers' spending levels and their related purchases of the Company's products and services; additionally, changes in oil and gas price expectations may impact the Company's financial results due to changes in cost structure, staffing or spending levels.

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


FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000

   Cooper Cameron Corporation had net income of $14.3 million, or $.26 per share, for the first quarter of 2001 compared to $12.7 million, or $.24 per share, for the same period in 2000. Included in the first quarter results were after-tax charges of $4.9 million ($7.1 million pre-tax), or $.09 per share, associated with the decision announced by Cooper Energy Services (CES) in January 2001 to discontinue the production of new Superior brand natural gas engines and close its Springfield, Ohio facility. The results for the same period in 2000 included after-tax charges of $3.4 million, or $.06 per share, related primarily to earlier cost rationalization efforts in CES. Excluding these charges, the Company earned $.35 per share in the first quarter of 2001, compared to $.30 per share in the first quarter of 2000, an increase of 17%.

REVENUES

   Revenues for the first quarter of 2001 totaled $334.8 million, a decrease of 1% from the $338.3 million in the first quarter of 2000. Increased revenues at Cooper Cameron Valves (CCV) and Cooper Turbocompressor (CTC) were offset by declines at Cameron and CES.

     Revenues for Cameron totaled $195.9 million, a decrease of 5% from the $207.1 million recorded in the first quarter of 2000. A sharp decline in drilling sales as well as weaker subsea sales more than offset a strong increase in aftermarket revenues and a smaller increase in the sale of surface products. Geographically, most of the sales decrease related to customers in the Asia Pacific region. Drilling sales were impacted by the lack of major projects in backlog at year-end 2000 as compared to year-end 1999, while subsea sales declined year-over-year due primarily to shipments occurring in the first quarter of 2000 for the Shell Malampaya project (offshore Philippines) that did not recur in 2001. Strong oil and gas prices and higher North American rig counts had a positive impact on the Company's aftermarket and surface sales in 2001.

     CCV's revenues of $62.5 million increased more than 25% from $49.8 million recorded in the first quarter of 2000. The increase occurred in all product lines with the exception of Orbit valves. As with Cameron, the strength in oil and gas prices as well as higher rig counts had a significant positive impact on the sale of oilfield valves and pipeline ball valves, whereas Orbit's refinery/petrochemical valves have been impacted by a lag, until recently, in orders from the process industry sector.

     Revenues from CES of $46.9 million declined by nearly 20% from $58.3 million in the first quarter of 2000. Excluding sales of Superior natural gas engines, which were discontinued in the first quarter of 2001 as described above, revenues for CES declined 10% from 2000. The vast majority of the decline was due to the timing of Superior compressor shipments during these periods, which included a large international sale in early 2000.

     CTC revenues of $29.5 million were up 28% from $23.1 million in the first quarter of 2000. Strong shipments of process and plant air machines were partially offset by weaker aftermarket revenues.

     Orders for the first quarter of 2001, totaling $447.0 million, were up 33% from $335.2 million in the first quarter of 2000 and were at their highest level since the second quarter of 1998. This percentage relationship is unchanged when orders associated with Superior brand natural gas engines, which were discontinued as described above, are excluded. Cameron accounted for $62.6 million of the increase, from $203.9 million in the first quarter of 2000 to $266.5 million in the first quarter of 2001, with higher orders in all product lines and from customers in the Western Hemisphere, Eastern Hemisphere and Asia Pacific/Middle East regions. CCV's orders of $83.0 million were up 40% from $59.2 million in the first quarter of 2000 as strong market conditions resulted in significantly higher order levels for Cameron ball valves, distributor products and aftermarket services. Order levels for Orbit valves were up 5% from the same period last year, but up 40% from the fourth quarter of 2000, as recent improvements in the process industry segment appear to be taking hold. CES order levels increased from $47.3 million in the first quarter of 2000 to $69.6 million for the same period in 2001. Excluding Superior brand natural gas engines, CES orders were up 44% in the first quarter of 2001 compared to the first quarter of 2000. Strong natural gas market conditions resulted in a tripling of orders for Ajax units, as well as significant increases in Superior compressor and aftermarket parts orders year-over-year. CTC orders of $27.9 million increased by $3.1 million from $24.8 million in the first quarter of 2000. This increase is virtually all attributable to higher levels of orders for plant air machines. An increase in orders for process air machines was mostly offset by lower levels of orders for aftermarket parts and services.

     The significant increase in orders during the first quarter of 2001 pushed backlog up by nearly $106 million from year-end 2000 and almost $128 million from the same period last year. Compared to March 31, 2000, backlog was up in each business segment. Only CTC showed a small decrease in backlog from year-end 2000 (primarily for process air machines) while each of the other business segments showed meaningful increases in virtually every product line.

COSTS AND EXPENSES

   The $3.5 million decrease in revenues in the first quarter of 2001, compared to the same period in 2000, was accompanied by a decrease of $9.7 million in cost of sales (exclusive of depreciation and amortization) resulting in a gross margin improvement of $6.2 million or nearly 2.2 percentage points. This result is discussed in more detail for each segment.

     Cameron's gross margin percentage increased from 29.4% in the first quarter of 2000 to 31.3% in the first quarter of 2001. This increase is attributable to a change in mix weighted more heavily toward higher-margin aftermarket sales in 2001 as compared to 2000, price improvements in certain markets and manufacturing efficiency gains.

     CCV's gross margin percentage increased from 30.0% in the first quarter of 2000 to 31.1% in the first quarter of 2001. The leveraging effect of higher volumes on relatively fixed manufacturing costs and improved pricing more than offset a change in sales mix to lower-margin products, resulting in overall better margins for CCV.

     CES improved its gross margin percentage to 32.5% in the first quarter of 2001 from 23.4% in the first quarter of 2000. Manufacturing rationalization initiatives, improved pricing, a higher mix of better-margin parts and Ajax unit sales and exclusion of the loss associated with the discontinued Superior engine business all contributed to the significant margin improvement in CES.

     CTC's gross margin declined from 35.7% in the first quarter of 2000 to 27.0% in the first quarter of 2001, due primarily to lower pricing on new units due to competitive factors and a mix increase toward lower-margin engineered machine shipments in 2001 as compared to 2000.

     Depreciation and amortization expense decreased by $.9 million, from $19.4 million in the first quarter of 2000 to $18.5 million in the first quarter of 2001. The decrease relates primarily to the write-off of long-term assets at CES in connection with the decision to discontinue the Superior brand natural gas engine business and close the Company's Springfield, Ohio manufacturing facility.

     Selling and administrative expenses increased by $3.1 million or 6% from $50.4 million in the first quarter of 2000 to $53.5 million in the first quarter of 2001. The increase is attributable to inflation, higher employee costs, primarily related to the Company's defined benefit pension and post-retirement benefit plans, a new European sales initiative by CTC and an increase in the number and size of certain CCV aftermarket sales locations.

     Reflecting the various factors discussed above, operating income (defined as earnings before nonrecurring/unusual charges, corporate expenses, interest and taxes) totaled $35.8 million for the first quarter of 2001, an increase of $4.0 million from the first quarter of 2000. Cameron decreased from $24.5 million to $23.9 million, CCV increased from $3.4 million to $7.0 million, CES increased from $.4 million to $2.3 million and CTC decreased from $3.5 million to $2.6 million.

     Interest expense was $4.1 million in the first quarter of 2001, a decrease of $.4 million from the same period in 2000. This decrease is attributable to lower average debt levels and interest rates during 2001 as compared to 2000.

     As described further in Note 3 of the Notes to Consolidated Financial Statements, CES incurred $7.1 million of nonrecurring/unusual charges in the first quarter of 2001 associated with the decision to discontinue the production of new Superior brand natural gas engines and close its Springfield, Ohio facility. It is currently expected that CES will incur an additional $8 - $12 million of nonrecurring charges in the second quarter to complete this restructuring. Over three-fourths of the charges incurred in the first quarter of 2000 related to earlier cost rationalization efforts at CES.

     The estimated effective tax rate was 31% for both the first quarter of 2001 and 2000. Accordingly, the increase in the tax provision for the first quarter of 2001 of $.7 million is solely attributable to the higher earnings levels in 2001 as compared to 2000.

OUTLOOK FOR 2001

     Based on current expectations, second quarter 2001 earnings per share, excluding nonrecurring/unusual charges, are anticipated to exceed the $.35 per share achieved in the first quarter of 2001 by approximately 25 to 30 percent. Sequential improvements in quarterly earnings are anticipated throughout 2001. Cooper Cameron's 2001 earnings, excluding nonrecurring/unusual charges, are now expected to be approximately $2.10 to $2.20 per share.

CASH FLOW, LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

     During the first quarter of 2001, the Company's operating activities utilized $29.2 million of cash compared to $16.1 million utilized in the first quarter of 2000. This higher utilization was primarily attributable to an increase in inventory levels, mostly at Cameron, in support of the $105.6 million increase in backlog since year-end 2000.

     The Company spent $14.6 million for capital additions during the first quarter of 2001 compared to $9.7 million for the same period last year. Over one-half of the current year spending was by Cameron. The higher level of spending this year compared to last year represents an ongoing commitment to improving manufacturing productivity and efficiency while lowering overall manufacturing costs.

Most of the cash needs during the first quarter of 2001 were provided by increased borrowings under the Company's credit facilities. Since the Company's primary revolving credit agreement expires in March 2002, the outstanding amount of borrowings under this agreement, which in prior periods had been classified as long-term, is now reflected as a current liability at March 31, 2001, in accordance with accounting rules. It is the Company's intention to replace this debt with either a new long-term credit facility, or, if market conditions are appropriate, with publicly-issued long-term debt prior to the end of the first quarter of 2002. The Company currently anticipates no difficulty with either approach.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  During the first quarter of 2001, the Company entered into interest rate swaps as a cash flow hedge against rate fluctuations on $155 million of its variable rate debt. These swaps effectively convert that portion of variable rate debt to fixed rate debt at a weighted-average interest rate of 5.24%. The majority of these swaps extend through March 28, 2002. Under SFAS No. 133, the Company has calculated a fair market value loss on these swaps at March 31, 2001 of $.9 million based on market rates available at that date. Since there was no hedge ineffectiveness on these swaps, this loss has been deferred as a component of other comprehensive income in stockholders' equity.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits
         None

  (b)    Reports on Form 8-K
         No reports on Form 8-K were filed during the three months ended March 31, 2001.



                                   Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Cooper Cameron Corporation
                                          ---------------------------
                                                  (Registrant)

Date        May 4, 2001                        /s/ Thomas R. Hix
     -------------------------            ---------------------------
                                          Thomas R. Hix
                                          Senior Vice President &
                                          Chief Financial Officer
                                           and authorized to sign on
                                           behalf of the Registrant