Form 10-Q
period 2001-06-30
COOPER CAMERON CORP
filed 2001-08-14
CIK 941548

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES           EXCHANGE ACT OF 1934

Commission File Number       1-13884

Cooper Cameron Corporation

(Exact Name of Registrant in its Charter)

Delaware	76-0451843

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

515 Post Oak Blvd., Suite 1200, Houston, Texas	77027

(Address of Principal Executive Offices)	(Zip Code)

713/513-3300

(Registrant’s Telephone Number, Including Area Code)

N/A

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

Yes ☒  No ☐

Number of shares outstanding of issuer’s common stock as of July 31, 2001 was 54,454,878.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

COOPER CAMERON CORPORATION
CONSOLIDATED RESULTS OF OPERATIONS
(dollars and shares in millions, except per share data)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(unaudited)		(unaudited)

Revenues	$404.6	$350.0	$739.5	$688.3

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization)	284.2	246.8	515.2	487.5
Depreciation and amortization	19.2	18.8	37.6	38.2
Selling and administrative expenses	57.4	51.8	110.9	102.1
Interest	2.1	4.3	6.2	8.9
Nonrecurring/unusual charges	13.0	5.1	20.2	10.1

	375.9	326.8	690.1	646.8

Income before income taxes	28.7	23.2	49.4	41.5

Income tax provision	(8.9)	(7.0)	(15.3)	(12.6)

Net income	$19.8	$16.2	$34.1	$28.9

Earnings per common share:
Basic	$0.36	$0.31	$0.63	$0.56

Diluted	$0.35	$0.29	$0.61	$0.53

Shares used in computing earnings per common share:
Basic	54.3	52.7	54.2	51.9

Diluted	58.0	55.2	56.8	54.5

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except shares and per share data)

	June 30,	December 31,
	2001	2000

	(unaudited)
ASSETS

Cash and cash equivalents	$184.4	$16.6
Receivables, net	325.0	268.8
Inventories, net	424.5	372.7
Other	31.1	29.9

Total current assets	965.0	688.0

Plant and equipment, net	412.9	403.2
Intangibles, net	268.6	261.6
Other assets	153.0	141.1

TOTAL ASSETS	$1,799.5	$1,493.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Short-term debt	$10.6	$4.2
Accounts payable and accrued liabilities	336.4	325.0
Accrued income taxes	12.1	16.8

Total current liabilities	359.1	346.0

Long-term debt	457.2	188.1
Postretirement benefits other than pensions	47.4	48.6
Deferred income taxes	37.8	38.4
Other long-term liabilities	28.7	30.5

Total liabilities	930.2	651.6

Stockholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized, 54,450,712 shares	0.5	0.5
issued (54,011,929 at December 31, 2000)
Capital in excess of par value	946.9	929.5
Retained deficit	(16.5)	(50.6)
Accumulated other elements of comprehensive income	(61.6)	(37.1)

Total stockholders’ equity	869.3	842.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,799.5	$1,493.9

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(unaudited )		(unaudited)

Cash flows from operating activities:
Net income	$19.8	$16.2	$34.1	$28.9
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	14.8	14.9	29.1	30.6
Amortization	4.4	3.9	8.5	7.6
Deferred income taxes and other	4.8	4.4	8.3	3.9
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	(56.4)	26.0	(55.2)	27.2
Inventories	(2.8)	(4.4)	(52.3)	(7.4)
Accounts payable and accrued liabilities	13.6	(27.9)	12.2	(59.2)
Other assets and liabilities, net	(6.6)	(14.2)	(22.3)	(28.8)

Net cash provided by (used for) operating activities	(8.4)	18.9	(37.6)	2.8

Cash flows from investing activities:
Capital expenditures	(20.9)	(13.8)	(35.5)	(23.5)
Acquisitions	(25.5)	—	(30.1)	(4.2)
Other	0.4	10.0	3.3	(0.9)

Net cash used for investing activities	(46.0)	(3.8)	(62.3)	(28.6)

Cash flows from financing activities:
Loan repayments	(220.2)	(32.2)	(178.7)	(6.7)
Issuance of debentures	450.0	—	450.0	—
Debenture issuance costs	(7.9)	—	(7.9)	—
Activity under stock option plans and other	6.3	21.5	7.5	42.4

Net cash provided by (used for) financing activities	228.2	(10.7)	270.9	35.7
Effect of translation on cash	(1.7)	(3.1)	(3.2)	(4.8)

Increase in cash and cash equivalents	172.1	1.3	167.8	5.1

Cash and cash equivalents, beginning of period	12.3	12.0	16.6	8.2

Cash and cash equivalents, end of period	$184.4	$13.3	$184.4	$13.3

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

             The accompanying Unaudited Consolidated Condensed Financial Statements of Cooper Cameron Corporation (the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  Those adjustments that are, in the opinion of management, necessary for a fair presentation of the financial information for the interim periods have been made.  The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year.  The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto filed by the Company on Form 10-K for the year ended December 31, 2000.

             In accordance with an Emerging Issues Task Force consensus reached in late 2000, shipping and handling costs for 2000 have been reclassified from revenues to cost of sales for consistency with the 2001 presentation.

Note 2.  New Accounting Pronouncements

             Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended, was adopted on January 1, 2001.  This Statement requires the Company to recognize all derivatives on the balance sheet at fair value.  Because of the Company’s minimal use of derivatives, SFAS 133 did not have a significant effect on the Company’s financial position or results of operations at the time of adoption.  The Company had no outstanding derivatives at June 30, 2001.

             In June 2001, the Financial Accounting Standards Board approved the issuance of Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  These standards change the accounting for business combinations, goodwill and intangible assets.  SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations.  This standard is effective for any business combination initiated after June 30, 2001. Under SFAS 142, goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed annually for impairment.  The Company is required to adopt this standard effective January 1, 2002 (and for business combinations subsequent to June 30, 2001).  During 2002, the Company will perform its first required impairment test of goodwill and other intangible assets as of January 1, 2002.  The Company has not yet determined the effect of this test on its results of operations or financial position.

Note 3.  Issuance of Convertible Debentures

             On May 16, 2001, the Company issued two series of convertible debentures with aggregate gross proceeds to the Company of $450.0 million.

             The first series consisted of twenty-year zero-coupon convertible debentures (the “Zero-Coupon Convertible Debentures”) with an aggregate principal amount at maturity of approximately $320.8 million.  The debentures were priced at $779.41 per debenture, which represents a yield-to-maturity of approximately 1.25 percent.  The Company has the right to redeem the Zero-Coupon Convertible Debentures anytime after three years at the issue price plus the accrued original issue discount, and the debenture holders have the right to require Cooper Cameron to repurchase the debentures on the third, eighth and thirteenth anniversaries of the issue.  The Zero-Coupon Convertible Debentures are convertible into Cooper Cameron common stock at a rate of 8.1961 shares per debenture, representing an initial conversion price of $95.095 per share.

             The second series consisted of twenty-year convertible debentures in an aggregate amount of $200.0 million, with an interest rate of 1.75 percent, payable semi-annually on May 15 and November 15 (the “1.75% Convertible Debentures”).  The Company has the right to redeem the 1.75% Convertible Debentures anytime after five years at the principal amount plus accrued and unpaid interest, and the debenture holders have the right to require Cooper Cameron to repurchase the debentures on the fifth, tenth and fifteenth anniversaries of the issue.  The 1.75% Convertible Debentures are convertible into Cooper Cameron common stock at a rate of 10.5158 shares per debenture, or $95.095 per share.

             The net proceeds from the debentures were used to repay amounts outstanding under the Company’s revolving credit agreement and for general working capital purposes.

Note 4.  Nonrecurring/Unusual Charges

             During the six months ended June 30, 2001 and 2000, the Company incurred approximately $20.2 million and $10.1 million, respectively, of costs associated with various restructuring activities, primarily related to its Cooper Energy Services division (CES).  Such actions included consolidating manufacturing operations, closing obsolete facilities and exiting certain product lines. These actions were substantially complete by the end of the second quarter of 2001.  The nonrecurring/unusual charge for the six months ended June 30, 2001 was comprised primarily of $4.6 million of employee separations and relocations, $11.7 million of plant shut-down costs and $2.5 million of contract cancellation costs.

             During the six months ended June 30, 2001, the Company incurred cash spending on its restructuring activities, including payments relating to previously accrued liabilities, of approximately $18.5 million.  As of June 30, 2001, the remaining liability for restructuring activities was approximately $12.2 million.

Note 5.  Segments

             Segment data for the three and six months ended June 30, 2001 and 2000 follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

(dollars in millions)	2001	2000	2001	2000

Revenues:
Cameron	$236.2	$216.0	$432.1	$423.1
Cooper Cameron Valves (CCV)	76.2	56.5	138.7	106.3
Cooper Energy Services (CES)	67.6	52.4	114.5	110.7
Cooper Turbocompressor (CTC)	24.6	25.1	54.2	48.2

	$404.6	$350.0	$739.5	$688.3

Income (loss) before taxes:
Cameron	$32.7	$24.0	$56.7	$48.4
CCV	11.2	6.8	18.2	9.2
CES	(9.0)	(2.5)	(13.8)	(5.9)
CTC	0.3	3.4	2.8	6.8
Corporate & Other (1)	(6.5)	(8.5)	(14.5)	(17.0)

	$28.7	$23.2	$49.4	$41.5

(1)	Corporate & Other includes expenses associated with the Company’s Corporate office in Houston, Texas as well as all of the Company’s interest.

Note 6.  Certain Balance Sheet Components

             Raw materials, work in progress, finished goods and inventory allowances were $39.6 million, $135.0 million, $313.2 million, and $65.4 million, respectively, at June 30, 2001 and $36.3 million, $108.4 million, $293.2 million, and $67.3 million, respectively, at December 31, 2000.

             Accumulated depreciation was $442.7 million and $429.1 million at June 30, 2001 and December 31, 2000, respectively.  Accumulated amortization was $239.8 million and $234.8 million at June 30, 2001 and December 31, 2000, respectively.

Note 7.  Comprehensive Income

             Comprehensive income for the three and six months ended June 30, 2001 and 2000, and the components of accumulated other elements of comprehensive income at June 30, 2001 and December 31, 2000, were as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

(dollars in millions)	2001	2000	2001	2000

Net income	$19.8	$16.2	$34.1	$28.9
Foreign currency translation loss (1)	(7.1)	(16.7)	(23.9)	(27.1)
Change in fair value of derivatives	0.9	—	--	—
Adjustment to minimum pension liability & other	—	(0.4)	(0.6)	1.5

Comprehensive income (loss)	$13.6	$(0.9)	$9.6	$3.3

(1)	Amounts relate primarily to the Company’s operations in the United Kingdom, Ireland, France and Germany.

	June 30,	December 31,
(dollars in millions)	2001	2000

Amounts comprising accumulated other elements of comprehensive income:
Accumulated foreign currency translation adjustments	$(60.9)	$(37.0)
Accumulated adjustments to record minimum pension liabilities	(0.7)	(0.4)
Other	—	0.3

Accumulated other elements of comprehensive income	$(61.6)	$(37.1)

Note 8.  Earnings Per Common Share

             Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Diluted earnings per common share for the three- and six-month periods ended June 30, 2001 includes 1.4 million incremental shares related to employee stock options and 2.3 million and 1.2 million incremental shares, respectively, related to the Company’s convertible debentures.  Diluted earnings per common share for the three- and six-month periods ended June 30, 2000 includes 2.5 million and 2.6 million incremental shares, respectively, related to employee stock options.

In order to compute the numerator for the diluted earnings per share calculation, the Company has added back to net income $0.6 million in interest expense on the Company’s convertible debentures for the three and six months ended June 30, 2001.

Item 2.  Management’s Discussion and Analysis of Consolidated Results of Operations and Financial Condition

             In addition to the historical data contained herein, this document includes “forward-looking statements” regarding future earnings of the Company, which encompass assumptions regarding orders, revenues, profitability and cash flows of the Company as well as expectations regarding future capital spending and cost savings opportunities from rationalization efforts and recent acquisitions.  All such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from those described in forward-looking statements.  Such statements are based on current expectations of the Company’s performance and are subject to a variety of factors, not under the control of the Company, which can affect the Company’s results of operations, liquidity or financial condition. Such factors may include overall demand for, and pricing of, the Company’s products; the size and timing of orders; changes in the price of and demand for oil and gas in both domestic and international markets; political and social issues affecting the countries in which the Company does business; fluctuations in currency markets worldwide; and variations in global economic activity.  In particular, current and projected oil and gas prices directly affect customers’ spending levels and their related purchases of the Company’s products and services.  Changes in oil and gas price expectations may also lead to changes in the Company’s cost structure, staffing or spending levels.

             Because the information herein is based solely on data currently available, it is subject to change as a result of changes in conditions over which the Company has no control or influence, and should not therefore be viewed as assurance regarding the Company’s future performance.  Additionally, the Company is not obligated to make public indication of such changes unless required under applicable disclosure rules and regulations.

SECOND QUARTER 2001 COMPARED TO SECOND QUARTER 2000

             Cooper Cameron Corporation had net income of $19.8 million, or $0.35 per share on a fully diluted basis, for the second quarter of 2001 compared to $16.2 million, or $0.29 per share on a fully diluted basis, for the same period in 2000.  Included in the second quarter results of 2001 were after-tax charges of $9.0 million ($13.0 million pre-tax), or $0.16 per share, associated with previously announced cost rationalization efforts in Cooper Energy Services (“CES”).  The results for the same period in 2000 included after-tax charges of $3.6 million ($5.1 million pre-tax), or $.07 per share, also related primarily to cost rationalization efforts in CES.  Excluding these charges, the Company earned $0.51 per share in the second quarter of 2001, compared to $0.36 per share in the second quarter of 2000, an increase of 41.7%.

REVENUES

             Revenues for the second quarter of 2001 totaled $404.6 million, an increase of 15.6% from $350.0 million for the second quarter of 2000.

             Revenues for the second quarter of 2001 for Cameron totaled $236.2 million, an increase of 9.4% from $216.0 million for the second quarter of 2000.  Geographically, sales increased in the Western and Eastern Hemispheres while declining in the Asia Pacific/Middle East region.  Strong oil and gas prices and higher North American rig counts had a continuing positive impact on the Company’s aftermarket and surface sales in the second quarter of 2001.  Drilling and subsea sales were negatively impacted by the timing of the award and completion of major projects.

             Revenues for the second quarter of 2001 for Cooper Cameron Valves (“CCV”) totaled $76.2 million, an increase of 34.9% from $56.5 million for the second quarter of 2000.  The increase occurred in all product lines as a result of the strength in oil and gas prices as well as higher rig counts.

             Revenues for the second quarter of 2001 for CES totaled $67.6 million, an increase of 29.0% from $52.4 million for the second quarter of 2000.  The increase in revenues was primarily driven by the acquisition of Nickles Industrial Manufacturing Corporation (“Nickles”) in May 2001, increased Superior compressor shipments and higher aftermarket parts deliveries.

             Revenues for the second quarter of 2001 for Cooper Turbocompressor (“CTC”) were $24.6 million, a decrease of 2.0% from $25.1 million for the second quarter of 2000.  The decline was due primarily to lower aftermarket revenues.

ORDERS

             Orders for the second quarter of 2001 were $400.1 million, an increase of 10.1% from $363.5 million for the second quarter of 2000.  Cameron’s orders for the second quarter of 2001 were $238.8 million, an increase of 8.5% from $220.1 million for the second quarter of 2000.  Cameron’s orders were higher in all product lines except subsea and were higher from customers in the Western Hemisphere and Asia Pacific/Middle East regions.  CCV’s orders for the second quarter of 2001 were $78.4 million, an increase of 47.4% from $53.2 million for the second quarter of 2000.  Strong market conditions resulted in significantly higher order levels for Cameron ball and Orbit valves, distributor products and aftermarket services.  CES’s orders for the second quarter of 2001 were $59.8 million, a decrease of 1.5% from $60.7 million in the second quarter of 2000.  Excluding orders for the Superior brand natural gas engines, which the Company discontinued in early 2001, CES orders were up 7.2% in the second quarter of 2001 compared to the second quarter of 2000.  CTC’s orders for the second quarter of 2001 were $23.1 million, a decrease of 21.7% from $29.5 million in the second quarter of 2000.  The decline in orders at CTC reflects the impact of soft air separation and plant air markets as well as a decline in aftermarket orders.

COSTS AND EXPENSES

             Gross margin (exclusive of depreciation and amortization) for the second quarter of 2001 was $120.4 million as compared to $103.2 million for the second quarter of 2000, an increase of 16.7%.  The gross margin percentage for the second quarter of 2001 increased to 29.8% from 29.5% for the second quarter of 2000.

             Cameron’s gross margin percentage increased to 30.2% in the second quarter of 2001 from 28.6% in the second quarter of 2000.  This increase is attributable to a change in mix weighted more heavily toward higher-margin aftermarket sales in 2001 as compared to 2000, price improvements in certain markets and manufacturing efficiency gains.

             CCV’s gross margin percentage increased to 32.0% for the second quarter of 2001 from 31.6% in the second quarter of 2000.  Improved pricing on certain product lines more than offset a shift in the sales mix to lower-margin products.

             CES’s gross margin percentage declined to 27.6% in the second quarter of 2001 from 28.6% in the second quarter of 2000 due primarily to production inefficiencies relating to the start-up of certain new facilities.

             CTC’s gross margin percentage declined to 25.0% in the second quarter of 2001 from 35.0% in the second quarter of 2000 due primarily to lower pricing on new units, resulting from competitive factors, and a reduction in the level of aftermarket business, which typically carries a higher margin.

             Depreciation and amortization expense for the second quarter of 2001 was $19.2 million, an increase of $0.4 million from $18.8 million for the second quarter of 2000.  The increase relates primarily to accelerated amortization of existing software systems that will be replaced by new business systems software, which is expected to be implemented beginning in late 2002.

             Selling and administrative expenses for the second quarter of 2001 were $57.4 million, an increase of $5.6 million from $51.8 million for the second quarter of 2000.  The increase in selling and administrative expenses is due primarily to increased period costs associated with the acquisition of Nickles, increased expenses associated with the Company’s post-retirement benefit plans, costs associated with the Company’s Six Sigma quality improvement program, increased headcount and various business development activities.

             Interest for the second quarter of 2001 was $2.1 million, a decrease of $2.2 million from $4.3 million for the second quarter of 2000.  This decrease reflects the paydown of the majority of the amounts outstanding under the Company’s revolving credit agreement with the proceeds from the issuance of convertible debentures that yield approximately 1.5% (see Note 3 to Consolidated Condensed Financial Statements), as well as the interest income generated from the Company’s cash balances.

             As described further in Note 4 to the Consolidated Condensed Financial Statements, CES incurred $13.0 million of nonrecurring/unusual charges in the second  quarter of 2001 associated with its previously announced cost rationalization efforts.

             The income tax provision for the second quarter of 2001 was $8.9 million as compared to $7.0 million for the second quarter of 2000.  The estimated effective tax rate for the second quarter of 2001 was 31% as compared to 30.1% in the second quarter of 2000.  This change is largely attributable to a change in the mix of foreign versus domestic earnings.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

             Cooper Cameron Corporation had net income of $34.1 million, or $0.61 per share on a fully diluted basis, for the first six months of 2001 compared to $28.9 million, or $0.53 per share on a fully diluted basis, for the same period in 2000.  Included in the results for the first six months of 2001 were after-tax charges of $13.9 million ($20.2 million pre-tax), or $0.25 per share, associated with previously announced cost rationalization efforts in CES.  The results for the same period in 2000 included after-tax charges of $7.0 million ($10.1 million pre-tax), or $0.13 per share, also related primarily to cost rationalization efforts in CES.  Excluding these charges, the Company earned $0.86 per share in the first six months of 2001, compared to $0.66 per share in the same period in 2000, an increase of 30.3%.

REVENUES

             Revenues for the first six months of 2001 totaled $739.5 million, an increase of 7.4% from the $688.3 million for the same period in 2000.

             Revenues for the first six months of 2001 for Cameron totaled $432.1 million, an increase of 2.1% from $423.1 million for the comparable period in 2000.  Strong oil and gas prices and higher North American rig counts had a continuing positive impact on the Company’s surface and aftermarket sales during the first six months of 2001.  Drilling and subsea sales were negatively impacted by the timing of the award and completion of major projects.  Geographically, sales increased in the Western and Eastern Hemispheres but declined in the Asia Pacific region.

             Revenues for the first six months of 2001 for CCV totaled $138.7 million, an increase of 30.5% from $106.3 million recorded for the comparable period of 2000.  The increase occurred in all product lines as a result of the strength in oil and gas prices as well as higher rig counts.

             Revenues for the first six months of 2001 for CES totaled $114.5 million, an increase of 3.4% from $110.7 million for the comparable period of 2000.  The increase in revenues was primarily driven by the acquisition of Nickles, higher shipments of Ajax units and higher aftermarket parts deliveries, partially offset by a reduction in sales due to exiting the Superior brand natural gas engine line which was announced in early 2001.

             Revenues for the first six months of 2001 for CTC were $54.2 million, an increase of 12.4% from $48.2 million in the comparable period of 2000.  The increase in revenues was due primarily to higher shipments of process and plant air machines during the first six months of 2001, partially offset by a decline in aftermarket revenues throughout the current period.

ORDERS AND BACKLOG

             Orders for the first six months of 2001 were $847.1 million, an increase of 21.2% from $698.7 million in the comparable period of 2000.  Cameron’s orders for the first six months of 2001 were $505.3 million, an increase of 19.2% from $424.0 million in the comparable period of 2000.  Cameron’s orders were higher in all product lines except subsea and were higher from customers in the Western Hemisphere and Asia Pacific/Middle East regions.  CCV’s orders for the first six months of 2001 were $161.4 million, an increase of 43.6% from $112.4 million in the comparable period of 2000.  Strong market conditions resulted in significantly higher order levels for all product lines.  CES’s orders for the first six months of 2001 were $129.4 million, an increase of 19.8% from $108.0 million in the comparable period of 2000.  Excluding Superior brand natural gas engines, which the Company discontinued in early 2001, CES’s orders were up 23.7% in the first six months of 2001 compared to the comparable period of 2000.  CTC’s orders for the first six months of 2001 were $51.0 million, a decrease of 6.1% from $54.3 million in the comparable period of 2000.  The decline in orders at CTC reflects the impact of soft plant air markets as well as a decline in aftermarket orders.

             Backlog at June 30, 2001 was $622.0 million as compared to $528.2 million at December 31, 2000 and $516.9 million at June 30, 2000.  Compared to June 30, 2000, backlog was up in each business segment except CTC, whose decline reflected soft air separation and plant air markets.

COSTS AND EXPENSES

             Gross margin (exclusive of depreciation and amortization) for the first six months of 2001 was $224.3 million an increase of 11.7% from $200.8 million for the comparable period of 2000.  The gross margin percentage for the first six months of 2001 increased to 30.3% from 29.2% for the comparable period of 2000.

             Cameron’s gross margin percentage increased to 30.7% for the first six months of 2001 from 29.0% for the comparable period of 2000.  This increase is attributable to a change in mix weighted more heavily toward higher-margin aftermarket sales in 2001 as compared to 2000, price improvements in certain markets and manufacturing efficiency gains.

             CCV’s gross margin percentage increased to 31.7% for the first six months of 2001 from 30.8% for the comparable period of 2000.  Improved pricing on certain product lines more than offset a shift in the sales mix to lower-margin products.

             CES’s gross margin percentage increased to 29.6% for the first six months of 2001 from 25.9% for the comparable period of 2000 due primarily to manufacturing rationalization initiatives, improved pricing, a higher volume of better-margin parts and Ajax units sales partially offset by production inefficiencies relating to the start-up of certain new facilities.

             CTC’s gross margin percentage declined to 26.1% for the first six months of 2001 from 35.3% for the comparable period of 2000 due primarily to lower pricing on new units, due to competitive factors, and a reduction in the level of aftermarket business, which typically carries a higher margin.

             Depreciation and amortization expense for the first six months of 2001 was $37.6 million, a decrease of $0.6 million from $38.2 million for the comparable period of 2000.  The decrease relates primarily to the write-off of long-term assets at CES in connection with the decision to discontinue the Superior brand natural gas engine line and close its Springfield, Ohio manufacturing facility, partially offset by accelerated amortization of existing software systems that will be replaced by new business systems software, which is expected to be implemented beginning in late 2002.

             Selling and administrative expenses for the first six months of 2001 were $110.9 million, an increase of $8.8 million from $102.1 million for the comparable period of 2000.  The increase in selling and administrative expenses is due primarily to increased period costs associated with the acquisition of Nickles, increased expense associated with the Company’s post-retirement benefit plans, costs associated with the Company’s Six Sigma quality improvement program and various business development activities.

             Interest for the first six months of 2001 was $6.2 million, a decrease of $2.7 million from $8.9 million for the comparable period of 2000.  This decrease reflects lower average debt levels and rates during the first quarter of 2001, the paydown of the majority of the amounts outstanding under the Company’s credit agreement with the proceeds from the second quarter issuance of convertible debentures that yield approximately 1.5% (see Note 3 to Consolidated Condensed Financial Statements) and the interest income generated from the Company’s cash balances.

             As described further in Note 4 to the Consolidated Condensed Financial Statements, CES incurred $20.2 million of nonrecurring/unusual charges for the first six months of 2001 associated with its previously announced cost rationalization efforts.

             The income tax provision for the first six months of 2001 was $15.3 million as compared to $12.6 million in the comparable period of 2000.  The estimated effective tax rate for the first six months of 2001 was 31% as compared to 30.5% for 2000.  This change is largely attributable to a change in the mix of foreign versus domestic earnings.

OUTLOOK FOR 2001

             Based on current forecasts, third quarter 2001 earnings per share are anticipated to be consistent with current expectations of approximately $0.60.  Cooper Cameron’s 2001 earnings, excluding nonrecurring/unusual charges, are expected to be approximately $2.10 to $2.20 per share.

CASH FLOW, LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

             During the first six months of 2001, the Company’s operating activities utilized $37.6 million of cash compared to $2.8 million generated in the comparable period of 2000.  This was primarily attributable to an increase in receivables and inventory levels necessitated by the significant increase in the activity levels at the Company.

             The Company spent $35.5 million for capital additions during the first six months of 2001 compared to $23.5 million for the comparable period of 2000.  The higher level of spending this year compared to last year represents an ongoing commitment to improving manufacturing productivity and efficiency while lowering overall manufacturing cost.  The Company currently expects capital spending for 2001 to be approximately $130.0 million, which includes the cost of Cameron’s new headquarters building as well as a Company-wide upgrade to Cooper Cameron’s business systems software.  The Company also spent $30.1 million on acquisitions during the first six months of 2001, the vast majority of which was associated with Nickles.

             On May 16, 2001, the Company issued two series of convertible debentures with aggregate gross proceeds to the Company of $450.0 million.

             The Zero-Coupon Convertible Debentures have an aggregate principal amount at maturity of approximately $320.8 million.  The debentures were priced at $779.41 per debenture, which represents a yield-to-maturity of approximately 1.25 percent.  The Company has the right to redeem the Zero-Coupon Convertible Debentures anytime after three years at the issue price plus the accrued original issue discount, and the debenture holders have the right to require Cooper Cameron to repurchase the debentures on the third, eighth and thirteenth anniversaries of the issue.  The Zero-Coupon Convertible Debentures are convertible into Cooper Cameron common stock at a rate of 8.1961 shares per debenture, representing an initial conversion price of $95.095 per share.

             The 1.75% Convertible Debentures with an aggregate principal amount of $200.0 million pay semi-annual interest on May 15 and November 15.  The Company has the right to redeem the 1.75% Convertible Debentures anytime after five years at the principal amount plus accrued and unpaid interest, and the debenture holders have the right to require Cooper Cameron to repurchase the debentures on the fifth, tenth and fifteenth anniversaries of the issue.  The 1.75% Convertible Debentures are convertible into Cooper Cameron common stock at a rate of 10.5158 shares per debenture, or $95.095 per share.

             The net proceeds from the debentures were used to repay the majority of the amounts outstanding under the Company’s credit agreement and for general working capital purposes.  The Company is currently investing its excess cash balances (approximately $184.4 million at June 30, 2001) in short-term interest bearing securities.  As a result of the debenture offering, the Company reduced the borrowing capacity under its revolving credit agreement to $250.0 million.  The Company’s unused commitment under the revolving credit agreement was $244.6 million at June 30, 2001.  The Company believes its liquidity is sufficient to fund its working capital and capital expenditure requirements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

              The Company had no outstanding derivatives as of June 30, 2001.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

             The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operation of the Company.  The Company believes none of these matters, individually or in the aggregate, should have a material adverse impact on the Company’s results of operations or financial condition.

             See the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 for a further description of legal proceedings to which the Company is a party.

Item 2.  Changes in Securities and Use of Proceeds

             None

Item 3.  Defaults Upon Senior Securities

             None

Item 4.  Submission of Matters to a Vote of Security Holders

             The Annual Meeting of Stockholders of the Company was held in Houston, Texas on May 10, 2001 for the purpose of electing two members of the Board of Directors.  Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation.  Stockholders approved  management’s nominees to the Board by the following votes:

	Board Nominees

	Lamar	Michael
	Norsworthy	E. Patrick

Shares “For”	47,942,837	47,942,248
Shares “Withheld”	65,056	65,645

Item 5.  Other Information

              None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

None

	(b)	Reports on Form 8-K

The Company filed a Form 8-K on May 16, 2001 announcing that it had entered into underwriting agreements with Morgan Stanley & Co. Incorporated in connection with the offering of (i) $200,000,000 1.75% Convertible Senior Debentures due 2021, and (ii) $320,756,000 Zero-Coupon Convertible Senior Debentures due 2021 made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-51705) under the Securities Act of 1933, as amended.

Signatures

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cooper Cameron Corporation
(Registrant)

Date	August 13, 2001	/s/ Thomas R. Hix
Thomas R. Hix
Senior Vice President &
Chief Financial Officer
and authorized to sign on
behalf of the Registrant