Form 10-Q
period 2001-09-30
COOPER CAMERON CORP
filed 2001-11-13
CIK 941548

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number1-13884

Cooper Cameron Corporation

(Exact Name of Registrant in its Charter)

Delaware	76-0451843

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

515 Post Oak Blvd., Suite 1200, Houston, Texas	77027

(Address of Principal Executive Offices)	(Zip Code)

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

Yes    X                 No

Number of shares outstanding of issuer’s common stock as of October 31, 2001 was 53,959,812.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COOPER CAMERON CORPORATION

CONSOLIDATED RESULTS OF OPERATIONS

(dollars and shares in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Revenues	$417.2	$350.0	$1,156.7	$1,038.3

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization)	288.4	246.7	803.6	734.3
Depreciation and amortization	21.1	18.6	58.7	56.9
Selling and administrative expenses	58.2	46.2	169.1	148.3
Interest	(0.4)	4.4	5.9	13.2
Nonrecurring/unusual charges	—	19.2	20.2	29.2

	367.3	335.1	1,057.5	981.9

Income before income taxes	49.9	14.9	99.2	56.4
Income tax provision	(15.5)	(6.6)	(30.7)	(19.2)

Net income	$ 34.4	$ 8.3	$ 68.5	$ 37.2

Earnings per common share:
Basic	$ 0.63	$ 0.16	$ 1.26	$ 0.71

Diluted	$ 0.60	$ 0.15	$ 1.22	$ 0.68

Shares used in computing earnings per common share:
Basic	54.4	53.4	54.2	52.4

Diluted	59.6	55.6	57.7	54.9

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except shares and per share data)

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Cash and cash equivalents	$ 68.1	$ 16.6
Short-term investments	91.3	—
Receivables, net	349.2	268.8
Inventories, net	429.9	372.7
Other	29.4	29.9

Total current assets	967.9	688.0

Plant and equipment, at cost less accumulated depreciation	432.4	403.2
Intangibles, less accumulated amortization	288.5	261.6
Other assets	147.2	141.1

TOTAL ASSETS	$1,836.0	$1,493.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$ 11.3	$ 4.2
Accounts payable and accrued liabilities	344.0	325.0
Accrued income taxes	14.8	16.8

Total current liabilities	370.1	346.0

Long-term debt	457.7	188.1
Postretirement benefits other than pensions	46.6	48.6
Deferred income taxes	37.3	38.4
Other long-term liabilities	28.6	30.5

Total liabilities	940.3	651.6

Stockholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized, 54,566,054 shares issued (54,011,929 at December 31, 2000)	0.5	0.5
Capital in excess of par value	951.7	929.5
Retained earnings (deficit)	17.9	(50.6)
Accumulated other elements of comprehensive income	(49.5)	(37.1)
Treasury stock, 607,416 shares, at cost	(24.9)	—

Total stockholders’ equity	895.7	842.3

TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY	$1,836.0	$1,493.9

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$ 34.4	$ 8.3	$ 68.5	$37.2
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	15.6	14.6	44.7	45.2
Amortization	5.5	4.0	14.0	11.7
Deferred income taxes and other	9.6	6.0	17.9	9.9
Changes in assets and liabilities, net of translation, acquisitions, dispositions and non-cash items:
Receivables	(24.7)	(40.9)	(79.9)	(13.7)
Inventories	(0.3)	2.4	(52.7)	(5.0)
Accounts payable and accrued liabilities	8.9	5.9	21.1	(53.4)
Other assets and liabilities, net	(7.5)	(9.7)	(29.7)	(38.5)

Net cash provided by (used for) operating activities	41.5	(9.4)	3.9	(6.6)

Cash flows from investing activities:
Capital expenditures	(37.7)	(15.5)	(73.2)	(39.0)
(Acquisitions) dispositions, net	(6.8)	14.0	(36.9)	9.8
Investments in marketable securities, net	(92.8)	—	(91.6)	—
Other	0.7	10.0	2.7	9.1

Net cash provided by (used for) investing activities	(136.6)	8.5	(199.0)	(20.1)

Cash flows from financing activities:
Loan borrowings (repayments), net	1.1	(12.5)	(177.6)	(19.3)
Issuance of debentures	—	—	450.0	—
Debenture issuance costs	(0.5)	—	(8.4)	—
Purchase of treasury stock	(24.4)	—	(24.4)	—
Activity under stock option plans and other	(0.7)	13.5	6.8	55.9

Net cash provided by (used for) financing activities	(24.5)	1.0	246.4	36.6

Effect of translation on cash	3.3	1.7	0.2	(3.0)

Increase (decrease) in cash and cash equivalents	(116.3)	1.8	51.5	6.9

Cash and cash equivalents, beginning of period	184.4	13.3	16.6	8.2

Cash and cash equivalents, end of period	$ 68.1	$15.1	$ 68.1	$15.1

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

          In June 2001, the Financial Accounting Standards Board approved the issuance of Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). These standards change the accounting for business combinations, goodwill and intangible assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations. This standard was effective for any business combination initiated after June 30, 2001. Adoption of SFAS 141 did not have a significant effect on the Company’s financial position or results of operations at the time of adoption. Under SFAS 142, goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed annually for impairment. The Company is required to adopt this standard effective January 1, 2002 (and for business combinations subsequent to June 30, 2001). During 2002, the Company will perform its first required impairment test of goodwill and other intangible assets as of January 1, 2002. The Company has not yet determined the effect of adopting SFAS 142 on its results of operations or financial position.

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

COOPER CAMERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

          The net proceeds from the debentures were used to repay amounts outstanding under the Company’s revolving credit agreement and for general working capital purposes, including acquisitions.

Note 4.    Nonrecurring/Unusual Charges

          During the nine months ended September 30, 2001 and 2000, the Company incurred approximately $20.2 million and $29.2 million, respectively, of costs associated with various restructuring activities, primarily related to its Cooper Energy Services division (CES). Such actions included consolidating manufacturing operations, closing obsolete facilities and exiting certain product lines. These actions were substantially complete by the end of the second quarter of 2001. The nonrecurring/unusual charge for the nine months ended September 30, 2001 was comprised primarily of $4.6 million of employee separations and relocations, $11.7 million of plant shut-down costs and $2.5 million of contract cancellation costs.

          During the nine months ended September 30, 2001, the Company incurred cash spending on its restructuring activities, including payments relating to previously accrued liabilities, of approximately $23.3 million. As of September 30, 2001, the remaining liability for restructuring activities was approximately $7.4 million.

Note 5.    Segments

          Segment data for the three and nine months ended September 30, 2001 and 2000 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(dollars in millions)
Revenues:
Cameron	$232.6	$209.5	$ 664.7	$ 632.6
Cooper Cameron Valves (CCV)	80.8	57.5	219.5	163.8
Cooper Energy Services (CES)	80.1	61.6	194.6	172.3
Cooper Turbocompressor (CTC)	23.7	21.4	77.9	69.6

	$417.2	$350.0	$1,156.7	$1,038.3

Income (loss) before taxes:
Cameron	$ 34.2	$ 23.1	$ 90.9	$ 71.5
CCV	11.6	8.2	29.8	17.4
CES	3.8	(10.6)	(10.0)	(16.5)
CTC	3.0	2.6	5.8	9.4
Corporate & Other (1)	(2.7)	(8.4)	(17.3)	(25.4)

	$ 49.9	$ 14.9	$ 99.2	$ 56.4

(1)	Corporate & Other includes expenses associated with the Company’s Corporate office in Houston, Texas as well as all of the Company’s interest.

COOPER CAMERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Certain Balance Sheet Components

          Raw materials, work in progress, finished goods and inventory allowances were $38.4 million, $137.0 million, $317.4 million, and $65.0 million, respectively, at September 30, 2001 and $36.3 million, $108.4 million, $293.2 million, and $67.3 million, respectively, at December 31, 2000.

          Accumulated depreciation was $460.4 million and $429.1 million at September 30, 2001 and December 31, 2000, respectively. Accumulated amortization was $248.6 million and $234.8 million at September 30, 2001 and December 31, 2000, respectively.

Note 7.    Comprehensive Income

          Comprehensive income for the three and nine months ended September 30, 2001 and 2000 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net income	$34.4	$ 8.3	$68.5	$37.2
Translation loss charged to income upon disposal of assets; previously charged against comprehensive income	—	6.6	—	6.6
Foreign currency translation gain (loss) (1)	13.6	(14.6)	(10.3)	(41.7)
Change in fair value of marketable securities	(1.5)	—	(1.5)	—
Adjustment to minimum pension liability & other	—	(0.3)	(0.6)	1.2

Comprehensive income	$46.5	$ —	$56.1	$ 3.3

(1)	Amounts relate primarily to the Company’s operations in the United Kingdom, France, Germany and Brazil.

          The components of accumulated other elements of comprehensive income at September 30, 2001 and December 31, 2000 were as follows:

	September 30, 2001	December 31, 2000
	(dollars in millions)

Accumulated foreign currency translation adjustments	$(47.3)	$(37.0)
Accumulated adjustments to record minimum pension liabilities	(0.7)	(0.4)
Change in fair value of marketable securities	(1.5)	—
Other	—	0.3

Accumulated other elements of comprehensive income	$(49.5)	$(37.1)

Note 8.    Earnings Per Common Share

          Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Diluted earnings per common share for the three- and nine-month periods ended September 30, 2001 includes 0.5 million and 1.1 million incremental shares, respectively, related to employee stock options and 4.7 million and 2.4 million incremental shares, respectively, related to the Company’s convertible debentures. Diluted earnings per common share for the three- and nine-month periods ended September 30, 2000 includes 2.2 million and 2.5 million incremental shares, respectively, related to employee stock options.

COOPER CAMERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           In order to compute the numerator for the diluted earnings per share calculation, the Company has added back to net income $1.2 million and $1.8 million in after-tax interest expense on the Company’s convertible debentures for the three- and nine-month periods ended September 30, 2001, respectively.

Item 2.    Management’s Discussion and Analysis of Consolidated Results of Operations and Financial Condition

          In addition to the historical data contained herein, this document includes “forward-looking statements” regarding future earnings of the Company, which encompass assumptions regarding orders, revenues, profitability and cash flows of the Company as well as expectations regarding future capital spending and cost savings opportunities from rationalization efforts and recent acquisitions. All such forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those described in forward-looking statements. Such statements are based on current expectations of the Company’s performance and are subject to a variety of factors, not under the control of the Company, which can affect the Company’s results of operations, liquidity or financial condition. Such factors may include overall demand for, and pricing of, the Company’s products; the size and timing of orders; changes in the price of and demand for oil and gas in both domestic and international markets; political and social issues affecting the countries in which the Company does business; fluctuations in currency and financial markets worldwide; and variations in global economic activity. In particular, current and projected oil and gas prices directly affect customers’ spending levels and their related purchases of the Company’s products and services. Changes in oil and gas price expectations may also lead to changes in the Company’s cost structure, staffing or spending levels.

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

THIRD QUARTER 2001 COMPARED TO THIRD QUARTER 2000

          Cooper Cameron Corporation had net income of $34.4 million, or $0.60 per share on a fully diluted basis, for the third quarter of 2001 compared to $8.3 million, or $0.15 per share on a fully diluted basis, for the same period in 2000. Included in the third quarter results of 2000 were after-tax charges of $15.3 million ($19.2 million pre-tax), or $0.28 per share, associated with cost rationalization efforts and asset dispositions within Cooper Energy Services (“CES”). Excluding these charges, the Company earned $0.43 per share in the third quarter of 2000.

REVENUES

          Revenues for the third quarter of 2001 totaled $417.2 million, an increase of 19.2% from $350.0 million for the third quarter of 2000.

          Revenues for the third quarter of 2001 for Cameron totaled $232.6 million, an increase of 11.0% from $209.5 million for the third quarter of 2000. Geographically, sales increased to customers in all regions (Western and Eastern Hemispheres and the Asia Pacific/Middle East Region). Capital spending programs by the Company’s customers had a continuing positive impact on the Company’s drilling, surface and aftermarket sales in the third quarter of 2001. Subsea sales for the third quarter of 2001 were negatively impacted by the timing of the award and completion of major projects.

          Revenues for the third quarter of 2001 for Cooper Cameron Valves (“CCV”) totaled $80.8 million, an increase of 40.5% from $57.5 million for the third quarter of 2000. The increase occurred in all product lines as a result of capital spending programs by the Company’s customers.

          Revenues for the third quarter of 2001 for CES totaled $80.1 million, an increase of 30.0% from $61.6 million for the third quarter of 2000. The increase in revenues was primarily driven by the acquisition of Nickles Industrial Manufacturing Corporation (“Nickles”) in May 2001, increased Superior compressor and Ajax shipments and higher aftermarket parts deliveries.

          Revenues for the third quarter of 2001 for Cooper Turbocompressor (“CTC”) were $23.7 million, an increase of 10.7% from $21.4 million for the third quarter of 2000. Although overall revenues for the third quarter of 2001 increased from the corresponding period in 2000, the plant air business remained weak.

ORDERS

          Orders for the third quarter of 2001 were $477.8 million, an increase of 47.5% from $324.0 million for the third quarter of 2000. Cameron’s orders for the third quarter of 2001 were $304.7 million, an increase of 57.3% from $193.7 million for the third quarter of 2000. Cameron’s orders for the third quarter of 2001 were higher in all product lines and reflect the $100.0 million multi-year Kizomba award from ExxonMobil. Orders were higher from customers in the Eastern Hemisphere and the Asia Pacific/Middle East Region but declined 15.1% in the Western Hemisphere as compared to the comparable period in 2000. CCV’s orders for the third quarter of 2001 were $77.1 million, an increase of 41.7% from $54.4 million for the third quarter of 2000. Strong market conditions resulted in significantly higher order levels for Cameron ball and Orbit valves, distributor products and aftermarket services. CES’s orders for the third quarter of 2001 were $71.1 million, an increase of 37.8% from $51.6 million in the third quarter of 2000. The increase in orders was driven by Superior compressor and Ajax new unit orders and Nickles parts orders. CTC’s orders for the third quarter of 2001 were $24.9 million, an increase of 2.5% from $24.3 million in the third quarter of 2000. Although orders were up slightly from the corresponding period of 2000, the plant air business remained weak.

COSTS AND EXPENSES

          Gross margin (exclusive of depreciation and amortization) for the third quarter of 2001 was $128.8 million as compared to $103.3 million for the third quarter of 2000, an increase of 24.7%. The gross margin percentage for the third quarter of 2001 increased to 30.9% from 29.5% for the third quarter of 2000.

          Cameron’s gross margin percentage increased to 32.6% in the third quarter of 2001 from 27.7% in the third quarter of 2000. This increase is attributable to a change in mix weighted more heavily toward higher-margin aftermarket sales in 2001 as compared to 2000, price improvements in certain markets, increased royalty income and manufacturing efficiency gains.

          CCV’s gross margin percentage decreased to 30.6% for the third quarter of 2001 from 33.4% in the third quarter of 2000 due to a shift in sales mix towards lower margin valves.

          CES’s gross margin percentage declined to 25.7% in the third quarter of 2001 from 30.1% in the third quarter of 2000 due primarily to the completion of several Superior gas engine projects that carried little margin, as well as an increase in the sale of new units which carry lower margins than the Company’s aftermarket business.

          CTC’s gross margin percentage declined to 32.5% in the third quarter of 2001 from 35.0% in the third quarter of 2000 due primarily to lower pricing on new units, resulting from competitive factors.

          Depreciation and amortization expense for the third quarter of 2001 was $21.1 million, an increase of $2.5 million from $18.6 million for the third quarter of 2000. The increase relates primarily to increased amortization of intangibles, accelerated amortization of existing software systems that will be replaced by new business systems software, which is expected to be implemented beginning in late 2002, as well as increased depreciation associated with capital expenditures and fixed assets purchased in acquisitions.

          Selling and administrative expenses for the third quarter of 2001 were $58.2 million, an increase of $12.0 million from $46.2 million for the third quarter of 2000. The increase in selling and administrative expenses is due primarily to increased period costs associated with the acquisition of Nickles, increased expenses associated with the Company’s post-retirement benefit plans, costs associated with the Company’s Six Sigma quality improvement program, increased headcount and various business development activities.

          Interest for the third quarter of 2001 was income of $0.4 million as compared to expense of $4.4 million for the third quarter of 2000. This decrease reflects the paydown of the majority of the amounts outstanding under the Company’s revolving credit agreement with the proceeds from the issuance of convertible debentures that yield approximately 1.5% (see Note 3 to the Consolidated Condensed Financial Statements), as well as interest income generated from the investment of the Company’s excess cash balances.

          As described further in Note 4 to the Consolidated Condensed Financial Statements, CES incurred $19.2 million of nonrecurring/unusual charges in the third quarter of 2000 associated with various restructuring activities.

          The income tax provision for the third quarter of 2001 was $15.5 million as compared to $6.6 million for the third quarter of 2000. The estimated effective tax rate for the third quarter of 2001 was 31.0% as compared to 44.1% in the third quarter of 2000. The tax rate for the third quarter of 2000 reflects the $6.6 million non-deductible write-off of translation component associated with the sale by CES of its Canadian business.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

          Cooper Cameron Corporation had net income of $68.5 million, or $1.22 per share on a fully diluted basis, for the first nine months of 2001 compared to $37.2 million, or $0.68 per share on a fully diluted basis, for the same period in 2000. Included in the results for the first nine months of 2001 were after-tax charges of $13.9 million ($20.2 million pre-tax), or $0.24 per share, associated with previously announced cost rationalization efforts in CES. The results for the same period in 2000 included after-tax charges of $22.3 million ($29.2 million pre-tax), or $0.41 per share, also related primarily to cost rationalization efforts in CES. Excluding these charges, the Company earned $1.46 per share in the first nine months of 2001, compared to $1.09 per share in the same period in 2000, an increase of 33.9%.

REVENUES

          Revenues for the first nine months of 2001 totaled $1,156.7 million, an increase of 11.4% from the $1,038.3 million for the same period in 2000.

          Revenues for the first nine months of 2001 for Cameron totaled $664.7 million, an increase of 5.1% from $632.6 million for the comparable period in 2000. Increased capital spending programs by the Company’s customers had a continuing positive impact on the Company’s surface and aftermarket sales during the first nine months of 2001. Drilling and subsea sales were negatively impacted by the timing of the award and completion of major projects. Geographically, sales increased to customers in the Western and Eastern Hemispheres but declined for customers in the Asia Pacific/Middle East Region.

          Revenues for the first nine months of 2001 for CCV totaled $219.5 million, an increase of 34.0% from $163.8 million recorded for the comparable period of 2000. The increase occurred in all product lines as a result of capital spending programs by the Company’s customers.

          Revenues for the first nine months of 2001 for CES totaled $194.6 million, an increase of 12.9% from $172.3 million for the comparable period of 2000. The increase in revenues was primarily driven by the acquisition of Nickles, increased Superior compressor and Ajax shipments and higher aftermarket parts deliveries, partially offset by a reduction in sales due to exiting the Superior brand natural gas engine line, which was announced in early 2001.

           Revenues for the first nine months of 2001 for CTC were $77.9 million, an increase of 11.9% from $69.6 million in the comparable period of 2000. The increase in revenues was due primarily to higher shipments of process air machines during the first nine months of 2001, partially offset by a decline in sales of plant air machines and aftermarket revenues throughout the current period.

ORDERS AND BACKLOG

          Orders for the first nine months of 2001 were $1,324.9 million, an increase of 29.5% from $1,022.7 million in the comparable period of 2000. Cameron’s orders for the first nine months of 2001 were $810.0 million, an increase of 31.1% from $617.7 million in the comparable period of 2000. Cameron’s orders for the first nine months of 2001 reflect the $100.0 million multi-year order from ExxonMobil for its offshore West Africa project, Kizomba. Orders were higher in all product lines and increased from customers in all regions (Eastern and Western Hemispheres and the Asia Pacific/Middle East Region). CCV’s orders for the first nine months of 2001 were $238.5 million, an increase of 43.0% from $166.8 million in the comparable period of 2000. Strong market conditions resulted in significantly higher order levels for all product lines. CES’s orders for the first nine months of 2001 were $200.5 million, an increase of 25.6% from $159.6 million in the comparable period of 2000. Excluding Superior brand natural gas engines, which the Company discontinued in early 2001, CES’s orders were up 28.4% in the first nine months of 2001 compared to 2000. The increase in orders was driven by the Superior compressor and Ajax lines, as well as orders associated with Nickles. CTC’s orders for the first nine months of 2001 were $75.9 million, a decrease of 3.4% from $78.6 million in the comparable period of 2000. The decline in orders at CTC reflects the impact of soft plant air markets as well as a decline in aftermarket orders.

          Backlog at September 30, 2001 was $686.1 million, as compared to $528.2 million at December 31, 2000 and $489.5 million at September 30, 2000. The large increase in backlog was driven by the Kizomba order. Compared to September 30, 2000, backlog was up in each business segment except CTC, whose decline reflected soft air separation and plant air markets.

COSTS AND EXPENSES

          Gross margin (exclusive of depreciation and amortization) for the first nine months of 2001 was $353.1 million, an increase of 16.2% from $304.0 million for the comparable period of 2000. The gross margin percentage for the first nine months of 2001 increased to 30.5% from 29.3% for the comparable period of 2000.

          Cameron’s gross margin percentage increased to 31.4% for the first nine months of 2001 from 28.6% for the comparable period of 2000. This increase is attributable to a change in mix weighted more heavily toward higher-margin aftermarket sales in 2001 as compared to 2000, price improvements in certain markets, increased royalty income and manufacturing efficiency gains.

          CCV’s gross margin percentage decreased to 31.3% for the first nine months of 2001 from 31.7% for the comparable period of 2000. The decline in the gross margin percentage was driven primarily by a shift in the sales mix to lower-margin products.

          CES’s gross margin percentage increased to 28.0% for the first nine months of 2001 from 27.4% for the comparable period of 2000. The increase in the gross margin percentage was due primarily to manufacturing rationalization initiatives, improved pricing, a higher volume of better-margin parts and Ajax unit sales, partially offset by the completion of several Superior gas engine projects that carried little margin and production inefficiencies relating to the start-up of certain new facilities.

          CTC’s gross margin percentage declined to 28.0% for the first nine months of 2001 from 35.2% for the comparable period of 2000, due primarily to lower pricing on new units resulting from competitive factors and a reduction in the level of aftermarket business, which typically carries a higher margin.

           Depreciation and amortization expense for the first nine months of 2001 was $58.7 million, an increase of $1.8 million from $56.9 million for the comparable period of 2000. The increase relates primarily to accelerated amortization of existing software systems that will be replaced by new business systems software, which is expected to be implemented beginning in late 2002 and additional intangible amortization partially offset by the write-off of long-term assets at CES in connection with the decision to discontinue the Superior brand natural gas engine line and close its Springfield, Ohio manufacturing facility.

          Selling and administrative expenses for the first nine months of 2001 were $169.1 million, an increase of $20.8 million from $148.3 million for the comparable period of 2000. The increase in selling and administrative expenses is due primarily to increased period costs associated with the acquisition of Nickles, increased expense associated with the Company’s post-retirement benefit plans, costs associated with the Company’s Six Sigma quality improvement program and various business development activities.

          Interest expense for the first nine months of 2001 was $5.9 million, a decrease of $7.3 million from $13.2 million for the comparable period of 2000. This decrease reflects lower average debt levels and rates during the first quarter of 2001, the paydown of the majority of the amounts outstanding under the Company’s credit agreement with the proceeds from the second quarter issuance of convertible debentures that yield approximately 1.5% (see Note 3 to Consolidated Condensed Financial Statements) and interest income generated from the investment of the Company’s excess cash balances.

          As described further in Note 4 to the Consolidated Condensed Financial Statements, the Company incurred $20.2 million of nonrecurring/unusual charges for the first nine months of 2001 associated with the previously announced cost rationalization efforts at CES as compared to $29.2 million in the comparable period of 2000.

          The income tax provision for the first nine months of 2001 was $30.7 million as compared to $19.2 million in the comparable period of 2000. The estimated effective tax rate for the first nine months of 2001 was 31.0% as compared to 34.1% for 2000. This change is largely attributable to the $6.6 million non-deductible write-off of translation component associated with the sale by CES of its Canadian business in 2000.

OUTLOOK FOR THE FOURTH QUARTER OF 2001 AND FISCAL 2002

          Based on current forecasts, fourth quarter 2001 earnings per share are anticipated to be between $0.50 and $0.55 per share leading to full year results of approximately $1.95 to $2.00 per share, excluding nonrecurring/unusual charges. With respect to 2002, without improvement in the Company’s markets in the first half of 2002, the Company does not currently expect its results for 2002 to exceed those of 2001.

CASH FLOW, LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

          During the first nine months of 2001, the Company’s operating activities generated $3.9 million of cash compared to $6.6 million utilized in the comparable period of 2000. The change in cash flow generated from operations is primarily attributable to increased income partially offset by higher working capital requirements necessitated by the significant increase in the activity levels at the Company.

          The Company spent $73.2 million for capital additions during the first nine months of 2001 compared to $39.0 million for the comparable period of 2000. The higher level of spending this year compared to last year represents an ongoing commitment to improving manufacturing productivity and efficiency while lowering overall manufacturing cost. The Company currently expects capital spending for 2001 to be approximately $120.0 to $125.0 million, which includes the cost of Cameron’s new headquarters building as well as a Company-wide upgrade to Cooper Cameron’s business systems software. The Company also spent $36.9 million on acquisitions during the first nine months of 2001, the majority of which was associated with Nickles.

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

          The 1.75% Convertible Debentures, with an aggregate principal amount of $200.0 million, pay semi-annual interest on May 15 and November 15. The Company has the right to redeem the 1.75% Convertible Debentures anytime after five years at the principal amount plus accrued and unpaid interest, and the debenture holders have the right to require Cooper Cameron to repurchase the debentures on the fifth, tenth and fifteenth anniversaries of the issue. The 1.75% Convertible Debentures are convertible into Cooper Cameron common stock at a rate of 10.5158 shares per debenture, or $95.095 per share.

          The net proceeds from the debentures were used to repay the majority of the amounts outstanding under the Company’s credit agreement and for general working capital purposes. The Company is currently investing its excess cash balances (approximately $159.4 million at September 30, 2001) in short-term interest-bearing securities. The Company’s existing revolving credit agreement also continues to be available for future borrowing needs, if required. The Company’s availability under its revolving credit agreement was $244.8 million at September 30, 2001. The Company’s credit agreement expires on March 29, 2002. The Company expects to replace its existing facility with a similar facility prior to March 29, 2002. The Company believes its liquidity is sufficient to fund its working capital and capital expenditure requirements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

          The Company had no outstanding derivatives as of September 30, 2001.

          As of September 30, 2001, the Company had $91.3 million of short-term investments consisting primarily of mutual fund shares whose holdings comprise corporate and mortgage- and asset-backed fixed income securities. Changes in interest rates may affect the fair value of the mutual fund shares; however, the Company will not recognize such gains or losses in income unless the shares are sold.

PART II—OTHER INFORMATION

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

          None

Item 5.    Other information

          None

Item 6.    Exhibits and Reports on Form 8-K

          (a) Exhibits

          None

           (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended September 30, 2001.

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER CAMERON CORPORATION

(Registrant)

Date November 13, 2001	/s/ THOMAS R. HIX Thomas R. Hix Senior Vice President & Chief Financial Officer and authorized to sign on behalf of the Registrant