Form 10-K405
period 2001-12-31
COOPER CAMERON CORP
filed 2002-03-26
CIK 941548

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2001

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13884

COOPER CAMERON CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	76-045183
(State of other jurisdiction of incorporation or organization)	(I.R. S. Employer Identification No.)

1333 West Loop South Suite 1700 Houston, Texas
(Address of principal	77027
executive offices)	(Zip Code)

Registrant’s telephone number, including area code (713) 513-3300

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 Per Share	New York Stock Exchange

Junior Participating Preferred Stock Purchase Rights Par Value $0.01 Per Share	New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

The number of shares of Common Stock, par value $.01 per share, outstanding as of March 13, 2002 was 54,013,411. The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of Registrant as of March 13, 2002 was approximately $2,707,207,969. For the purposes of the determination of the above statement amount only, all directors and executive officers of the Registrant are presumed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Annual Report to Stockholders for 2001 are incorporated by reference into Part II.
Portions of Registrant’s 2002 Proxy Statement for the Annual Meeting of Stockholders to be held
May 9, 2002 are incorporated by reference into Part III.

		Page
Item		2001 Form 10-K	2001 Annual Report	March 25, 2002 Proxy Statement
	Part I

1.	Business	1	—	—
	Markets and Products	2	—	—
	Market Issues	6	—	—
	New Product Development	7	—	—
	Competition	8	—	—
	Manufacturing	8	—	—
	Backlog	9	—	—
	Patents, Trademarks and Other Intellectual Property	9	—	—
	Employees	9	—	—

2.	Properties	10	—	—

3.	Legal Proceedings	11	—	—

4.	Submission of Matters to a Vote of Security Holders	12	—	—

	Part II

5.	Market for Registrant’s Common Equity and Related Stockholder Matters	12	—	—

6.	Selected Financial Data	13	57	—

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13	27-34	—

7A.	Quantitative and Qualitative Disclosures about Market Risk	13	34

8.	Financial Statements and Supplementary Data	13	35-56

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	14	—	—

	Part III

10.	Directors and Executive Officers of the Registrant	14	—	7-8, 21

11.	Executive Compensation	15	—	15-17

12.	Security Ownership of Certain Beneficial Owners and Management	15	—	9,20

13.	Certain Relationships and Related Transactions	16	—	—

	Part IV

14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	16	—	—

PART I

ITEM 1.    BUSINESS.

Cooper Cameron Corporation (“Cooper Cameron” or the “Company”) is a leading international manufacturer of oil and gas pressure control equipment, including valves, wellheads, controls, chokes, blowout preventers and assembled systems for oil and gas drilling, production and transmission used in onshore, offshore and subsea applications. Cooper Cameron is also a leading manufacturer of centrifugal air compressors, integral and separable gas compressors and turbochargers.

Cooper Cameron’s business of manufacturing petroleum production equipment and compression and power equipment began in the mid-1800’s with the manufacture of steam engines that provided power for plants and textile or rolling mills. By 1900, with the discovery of oil and gas, Cooper Cameron’s predecessors moved into the production of natural gas internal combustion engines and gas compressors. Product offerings were added by the Company’s predecessors through various acquisitions, in particular the acquisitions of The Bessemer Gas Engine Company (gas engines and compressors); Pennsylvania Pump and Compressor (reciprocating air and gas compressors); Ajax Iron Works (compressors); Superior (engines and compressors); Joy Petroleum Equipment Group (valves, couplings and wellheads); Joy Industrial Compressor Group (compressors); and Cameron Iron Works (blowout preventers, ball valves, control equipment and McEvoy-Willis wellhead equipment and choke valves).

Cooper Cameron, a Delaware corporation, was incorporated on November 10, 1994. The Company operated as a wholly-owned subsidiary of Cooper Industries, Inc. (“Cooper”) until June 30, 1995, the effective date of the completion of an exchange offer with Cooper’s stockholders resulting in the Company becoming a separate stand-alone company. The common stock of Cooper Cameron trades on the New York Stock Exchange under the symbol “CAM”.

In 1996, Cooper Cameron purchased the assets and assumed certain operating liabilities of Ingram Cactus Company. The business acquired manufactures and sells wellheads, surface systems, valves and actuators used primarily in onshore oil and gas production operations, and owned manufacturing facilities in, among other places, Oklahoma City and Broussard, Louisiana, as well as in the United Kingdom. The Company also acquired interests in the Ingram Cactus joint ventures in Venezuela and Malaysia. The operations have now been integrated into those of the Cameron division.

In 1998, the Company acquired Orbit Valve International, Inc. (“Orbit®”). Orbit became part of the Cooper Cameron Valves organization. Orbit manufactures and sells high-performance valves and actuators for the oil and gas and petrochemical industries. Orbit’s primary manufacturing facility is located in Little Rock, Arkansas with a sales, marketing, assembly, test and warehousing base at Livingston, Scotland in the United Kingdom.

During 1999, the Company sold its rotating compressor product line business to Rolls-Royce plc for approximately $200 million. The operations that were sold had primary facilities in Liverpool, United Kingdom, Hengelo in the Netherlands and Mt. Vernon, Ohio.

In January 2001, the Company decided to exit the market for new Superior brand natural gas engines and close its Springfield, Ohio manufacturing facility. Manufacturing operations at this facility were discontinued in the first half of 2001.

Business Segments

Markets and Products

The Company’s operations are organized into four separate business segments which are Cameron, Cooper Cameron Valves, Cooper Energy Services and Cooper Turbocompressor, each of which conducts business as a division of the Company. For additional industry segment information for each of the three years in the period ended December 31, 2001, see Note 13 of the Notes to Consolidated Financial Statements, which Notes are incorporated herein by reference in Part II, Item 8 hereof (“Notes to Consolidated Financial Statements.”)

Cameron Division

Cameron is a leading provider of systems and equipment used to control pressures and direct flows of oil and gas wells. Its products are employed in a wide variety of operating environments including basic onshore fields, highly complex onshore and offshore environments, deepwater subsea applications and ultra-high temperature geothermal operations.

Cameron’s products include surface and subsea production systems, blowout preventers, drilling and production control systems, gate valves, actuators, chokes, wellheads, drilling and production riser and aftermarket parts and services. Cameron’s products are marketed under the brand names Cameron®, W-K-M®, McEvoy® and Willis®. Additionally, Cameron manufacturers elastomers, which are used in pressure and flow control equipment, other petroleum industry applications as well as in the petroleum, petrochemical, rubber molding and plastics industries.

Cameron’s aftermarket service, CAMSERV™, provides replacement parts, field service, major repairs and overhauls, unit installation assistance and Total Vendor Management contracts. CAMSERV’s services are designed to provide flexible, cost-effective solutions to customer aftermarket needs throughout the world. Cameron also provides an inventory of repair parts, service personnel, planning services and inventory and storage of customers’ idle equipment.

As petroleum exploration activities have increasingly focused on subsea locations, Cameron directed much of its new product development efforts toward this market. Cameron’s patented SpoolTree™ horizontal subsea production system, which was introduced in 1993, is used in oil and gas fields with subsea completions that require frequent retrieval of downhole equipment. With the SpoolTree system, well completion and workover activities can be performed without a workover riser or removal of the christmas tree and under conventional blowout preventer control, thereby reducing the time, equipment and expense needed to perform such activities.

During 2001, Cameron reorganized to address the growing market for system-level subsea projects, in which clients entrust their suppliers with more responsibility to deliver complete systems. The Offshore Systems organization was created expressly for such projects and provides concept design, system engineering, and project management of offshore projects.

The Cameron Controls business unit was created in late 1996 with a primary goal of expanding Cameron’s role in the design, manufacture and service of drilling, production and workover control systems worldwide. Drilling and production equipment used on the ocean floor operates from a platform or other remote location through hydraulic or electronic connections which allow the operator to measure and control the pressures and throughput associated with these installations. Cameron Controls’ two primary manufacturing assembly and testing facilities are located in Celle, Germany and Houston, Texas. Cameron Controls launched a new electro-hydraulic drilling control system in 1997 and a new subsea production control system in 1998. In 2001, the Company expanded the CAMTROL system to include all of Cameron’s controls capabilities, including production, drilling and workover.

The Cameron Willis Chokes business unit was formed in late 1997 to focus resources on the choke product line with the goal of enhancing Cameron’s performance in this product line. Cameron Willis manufactures production chokes, control valves, drilling choke systems, actuators, and pigging and production automation systems for the surface and subsea production markets. The Company’s primary choke manufacturing operations have now been consolidated into its Longford, Ireland facility with surface gate valve actuator manufacturing primarily performed in Houston, Texas.

In 1998, Cameron opened a new research center in Houston, Texas that has ten specially designed test bays to test and evaluate Cameron’s products under realistic conditions. These include environmental test chambers to simulate extreme pressures and temperatures, high-strength fixtures for the application of multi-million pound tensile and bending loads, high pressure gas compressors and test enclosures, a hyperbaric chamber to simulate the external pressures of deep water environments, and two circulation loops for erosion and flow testing.

Cameron primarily markets its products directly to end-users through a worldwide network of sales and marketing employees, supported by agents in some international locations. Due to the technical nature of many of the products, the marketing effort is further supported by a staff of engineering employees. The balance of Cameron’s products are sold through established independent distributors.

Cameron’s primary customers include major oil and gas exploration and production companies, independent oil and gas exploration and production companies, engineering and construction companies, drilling contractors, rental equipment companies and geothermal energy producers.

Cooper Cameron Valves Division

Cooper Cameron Valves (CCV) is a leading provider of valves and related systems primarily used to control pressures and direct the flow of oil and gas as they are moved from individual wellheads through flow lines, gathering lines and transmission systems to refineries, petrochemical plants and industrial centers for processing. Large diameter valves are used primarily in natural gas transmission lines. Smaller valves are used in oil and gas gathering and processing systems and in various types of industrial processes in refineries and petrochemical plants. Equipment used in these environments is generally required to meet demanding API 6D and American National Standards Institute (ANSI) standards.

CCV’s products include gate valves, ball valves, butterfly valves, Orbit valves, rotary process valves, block & bleed valves, plug valves, actuators, chokes and aftermarket parts and services. These products are marketed under the brand names Cameron®, W-K-M®, Orbit®, Demco®, Foster®, Thornhill Craver™, TriAx® and TruSeal®. During the first quarter of 2000, CCV significantly expanded its field service capabilities with the acquisition of Valve Sales Inc., a Houston-based valve repair and manufacturing company.

CCV markets its equipment and services through a worldwide network of combined sales and marketing employees, distributors and agents in selected international locations. Due to the technical nature of many of the products, the marketing effort is further supported by a staff of engineering employees.

CCV’s primary customers include major and independent oil and gas exploration and production companies, engineering and construction companies pipeline operators, drilling contractors and major chemical, petrochemical and refining companies.

Cooper Energy Services Division

Cooper Energy Services (CES) is a leading provider of reciprocating compression equipment and related aftermarket parts and services for the energy industry. Its products and services are marketed under the Ajax®, Superior®, Cooper-Bessemer® (Reciprocating Products), Penn™, PPC®, Enterprise™, Texcentric®, Quad 2000®, C-B Turbocharger® and Turbine Specialties™ brand names. CES uses manufacturing facilities in the U.S. and sales and service offices around the world to sell and deliver its products and services.

CES is organized into three business units in order to better focus on the strategic growth, product development, and technical support unique to its product offerings and to better serve its customers’ needs. The three business units consist of the Ajax and Superior Compressor, Aftermarket Parts, and Aftermarket Service business units.

CES provides Ajax integral engine-compressors (140 to 880 horsepower), which combine the engine and compressor on a single drive shaft and are used for gas re-injection and storage, as well as smaller gathering and transmission lines. In addition, a line of rotary screw compressors powered by natural gas engines and electric motor drives was added in 1997. CES introduced a proprietary 1,150 psi high-pressure rotary screw system in 1999.

The Superior reciprocating compressors (200 to 9,000 horsepower) are used primarily for natural gas applications, including production, storage, withdrawal, processing and transmission, as well as petrochemical processing. The Superior WG compressor series was introduced in 2000 for large project applications up to 9,000 horsepower. These high-speed separable compressor units can be matched with either natural gas engine drivers or electric motors and provide a cost advantage over competitive equipment in the same power range.

There is an installed base of Cooper-Bessemer, Penn, Enterprise, Superior, Ajax and Joy engines and compressors (up to 30,000 horsepower) for which CES provides replacement parts and service on a worldwide basis.

In 1999, CES began selling its new compression equipment domestically through a network of independent distributors rather than on a direct basis to the end user. These distributors are offered varying levels of pricing and support depending on their volume of purchases and whether the products purchased are for their own rental fleets or for resale. CES completed its network of distributors for domestic compression equipment in mid-2000. CES continues to sell its compression equipment internationally directly to end users through a network of sales and marketing employees supported by agents in some locations.

In addition to the previously described sale of the rotating business, CES has undergone a significant level of restructuring to enhance the productivity of its manufacturing processes. In 2000, CES completed the closing of the Grove City, Pennsylvania plant and foundry. Most of the activity previously conducted at that location was outsourced to third parties or relocated to other CES or Cooper Cameron facilities. In 2001, CES completed the relocation of its central warehouse from Mt. Vernon, Ohio to Houston, Texas.

As part of its restructuring, CES has constructed a new separable compressor plant and research and development center in Waller, Texas. Each manufacturing station in the new plant is designed for short cycle, just-in-time machining and assembly to reduce inventory requirements and product lead times. The plant is designed to manufacture the division’s complete line of separable compressor units to serve the natural gas market. The relocation of the existing compressor plant in Mt. Vernon, Ohio to the new Waller facility was completed in the first half of 2001.

In January 2001, CES announced its decision to exit the market for new Superior brand natural gas engines, including its 2400 engine line, and to close the Springfield, Ohio engine plant. This shutdown was substantially completed by the end of the second quarter of 2001.

CES’s primary customers include gas transmission companies, compression leasing companies, oil and gas producers and independent power producers.

Cooper Turbocompressor Division

Cooper Turbocompressor (“CTC”) manufactures and supplies integrally geared centrifugal compressors, compressor systems and controls to customers around the world. Additionally, CTC offers complete aftermarket services and Compression Solutions™, including rental compressors, air-over-the-fence (long-term contracts to purchase compressed air) and air system audits. Centrifugal air compressors, used primarily in manufacturing processes, are sold under the trade name of Turbo Air®, with specific models including the TA-2000, TAC-2000, TA-3000 and TA-6000. CTC Engineered Compressors are for the process air and gas industries and are identified by the trade names of TA™ and MSG®.

The process and plant air centrifugal compressors manufactured by CTC deliver oil-free compressed gas to the customer, thus preventing oil contamination of the finished products. Industrial markets worldwide increasingly prefer oil-free air for quality, safety, operational and environmental reasons.

CTC provides installation and maintenance service, labor, parts, repairs, overhauls and upgrades to its worldwide customers for plant air and process gas compressors. CTC also provides aftermarket service and repairs on all equipment it produces through a worldwide network of service centers and field service technicians utilizing an extensive inventory of parts, including Genuine Joy® parts.

During 2000 and 2001, CTC expanded its product range through the addition of three new compressor frames (TA-6000, TAC-2000 and TA-11000) and the addition of trademarked accessories such as Dry Pak™ heat of compression dryers and Turboblend® hydro-cracked turbomachinery lubricating oil. CTC is also continuing its efforts to focus on customer service. In 2001, CTC began an active aftermarket development effort leveraging off of its significant base of installed equipment, redefined its Engineered Compressor product line and has continued to move forward with an MSG Renaissance program to update its MSG product line. Also in 2001, CTC introduced a rental fleet, consisting of air-cooled, trailer-mounted TAC-2000 compressors and established a packaging capability in Europe to better serve customers in the region.

CTC primarily sells its products through sales representatives and independent distributors supported by a staff of trained product specialists. Customers include petrochemical and refining companies, natural gas processing companies, durable goods manufacturers, utilities, air separation and chemical companies, with a specific focus on automotive, glass, textile, electronics, food, container, pharmaceutical and other companies that require reliable gas compressors.

Market Issues

Cooper Cameron, through its segments, is a leader in the global market for petroleum production equipment. Cooper Cameron believes that it is well positioned to serve these markets. Plant and service center facilities around the world in major oil-producing regions provide a broad, global breadth of market coverage.

The international market continues to be a source of growth for Cooper Cameron. The desire to expand oil and gas resources and transmission capacity in developed and developing countries, for both economic and political reasons, continues to be a major factor affecting market demand. Additionally, establishment of industrial infrastructure in the developing countries will necessitate the growth of basic industries that require plant air and process compression equipment. Production and service facilities in North and South America, Europe, the Far East and West Africa provide the Company with the ability to serve the global marketplace.

In each of Cooper Cameron’s business segments, a large population of installed engines, compression equipment, and oil and gas production equipment exists in both the U.S. and international market segments. The rugged, long-lived nature of the equipment that exists in the field provides a relatively stable repair parts and service business. The Company expects that as increasing quantities of new units are sold into the international markets, there will be a continuing growth opportunity in market demand for aftermarket parts and service.

New Product Development

In 1997, Cameron introduced the MOSAIC™ (Modular Subsea And Integrated Completions) system. MOSAIC includes a suite of pre-engineered elements with standard interfaces that can be combined in a fashion to allow customers to configure a system to meet their specific needs. Cameron believes that it has chosen to standardize components at a level low enough to give customers the required customization while providing engineering and manufacturing efficiencies. Cameron has realigned its engineering and marketing resources to further develop and market the MOSAIC Subsea system and other stand-alone standardized subsea products, such as christmas trees and wellheads.

Several new drilling products were introduced in 1998 and 1999. These new products included the 3.5 million-pound load capacity LoadKing™ riser system, used for drilling in up to 10,000-foot water depths; a new lightweight and lower-cost locking mechanism for subsea BOPs; and a new generation of variable-bore ram packers. Additionally, Cameron’s Freestanding Drilling Riser, introduced in 1999, was a winner of the Petroleum Engineer International Special Meritorious Award for Engineering Innovation.

In 2000, CCV completed the development of a range of 2” to 16” ball valves capable of performing at pressures of 10,000 psi and in water depths of 10,000 feet.

CTC has focused product development resources to further expand its high efficiency plant air compressor line and to provide custom compressors matched to the requirements of its industrial gas customers. The latter is being achieved by advances in aerodynamic and rotor dynamic analytical design capability. The year 2001 saw the addition of centrifugal gas applications.

Through the introduction of its new compressor frames in 2000, CTC extended its standard product range up to 2,500 horsepower and positioned itself as a viable supplier of turbo plant air compressors in a wide range of horsepowers. In fact, the TAC-2000, for which patents have been applied, is the only air-cooled, packaged centrifugal compressor on the market today. This compressor won 2001’s Silver Award for Product of the Year from Plant Engineering magazine. In 2001, remote monitoring has been added to CTC’s control system capabilities. The new Vantage Controller is available as an upgrade kit for both CTC and competitor compressors.

Competition

Cooper Cameron competes in all areas of its operations with a number of other companies, some of which have financial and other resources comparable to or greater than those of Cooper Cameron.

Cooper Cameron has a leading position in the petroleum production equipment markets, particularly with respect to its high-pressure products. In these markets, Cooper Cameron competes principally with Balon Corporation, Circor, Dril-Quip, Inc., Dresser Valve, FMC Technologies, Inc., Hydril Company, Kvaerner Oil and Gas, Masterflo, Neles-Jamesbury, Varco International, Inc. and Vetco Gray Inc. (a subsidiary of Asea Brown Boveri). The principal competitive factors in the petroleum production equipment markets are technology, quality, service and price. Cooper Cameron believes several factors give it a strong competitive position in these markets. Most significant are Cooper Cameron’s broad product offering, its worldwide presence and reputation, its service and repair capabilities, its expertise in high pressure technology and its experience in alliance and partnership arrangements with customers and other suppliers.

Cooper Cameron also has a leading position in the compression equipment markets. In these markets, Cooper Cameron competes principally with the Dresser Rand Division of Ingersoll-Rand Company, Ingersoll-Rand Air Solutions Group, Demag, GHH/Borsig, Elliott Company, division of Ebara, Ariel Corporation and Atlas-Copco AB. The principal competitive factors in the compression equipment markets are engineering and design capabilities, product performance, reliability and quality, service and price. Cooper Cameron has a competent engineering staff and skilled technical and service representatives, with service centers located throughout the world.

Manufacturing

Cooper Cameron has manufacturing facilities worldwide that conduct a broad variety of processes, including machining, fabrication, assembly and testing using a variety of forged and cast alloyed steels and stainless steel as the primary raw materials. In recent years, Cooper Cameron has rationalized plants and products, closed various manufacturing facilities, moved product lines to achieve economies of scale, and upgraded the remaining facilities. Cooper Cameron maintains advanced manufacturing, quality assurance and testing equipment geared to the specific products that it manufactures and uses extensive process automation in its manufacturing operations. The manufacturing facilities utilize computer-aided, numeric-controlled tools and manufacturing techniques that concentrate the equipment necessary to produce similar products in one area of the plant in a configuration commonly known as a manufacturing cell. One operator in a manufacturing cell can monitor and operate several machines, as well as assemble and test products made by such machines, thereby improving operating efficiency and product quality.

Cooper Cameron’s test capabilities are critical to its overall process. The Company has the capability to test most equipment at rated operating conditions, measuring all operating parameters, efficiency and emissions. All process compressors for air separation and all plant air compressors are given a mechanical and aerodynamic test in a dedicated test center prior to shipment.

All of Cooper Cameron’s European manufacturing plants are ISO certified and API licensed. Most of the U.S. plants are ISO certified and certification is planned for the remainder. ISO is an internationally recognized verification system for quality management.

Backlog

Cooper Cameron’s backlog was approximately $695.4 million at December 31, 2001, (approximately 87% of which is expected to be shipped during 2002) as compared to $528.2 million at December 2000 and $512.6 million at December 31, 1999. Backlog consists of customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled.

Patents, Trademarks and Other Intellectual Property

As part of its ongoing research, development and manufacturing activities, Cooper Cameron has a policy of seeking patents when appropriate on inventions concerning new products and product improvements. Cooper Cameron owns 239 unexpired United States patents and 632 unexpired foreign patents. During 2001, 30 new U.S. and 50 foreign patent applications were filed.

Although in the aggregate these patents are of considerable importance to the manufacturing of many of its products, Cooper Cameron does not consider any single patent or group of patents to be material to its business as a whole.

Trademarks are of considerable importance to the marketing of Cooper Cameron’s products. Cooper Cameron considers the following tradenames to be material to its business as a whole: Cameron, Cooper-Bessemer (Reciprocating Products), Ajax, Willis and W-K-M. Other important trademarks used by Cooper Cameron include C-B Turbocharger, Demco, Enterprise, Foster, McEvoy, MSG, Orbit, PPC, Penn, Quad 2000, Superior, TA, Texcentric, Thornhill Craver, TriAx, TruSeal, Turbine Specialties and Turbo Air. Additionally, Cooper Cameron has the right to use the trademark Joy on aftermarket parts until November 2027. Cooper Cameron has registered its trademarks in the countries where such registration is deemed material.

Cooper Cameron also relies on trade secret protection for its confidential and proprietary information. Cooper Cameron routinely enters into confidentiality agreements with its employees and suppliers. There can be no assurance, however, that others will not independently obtain similar information or otherwise gain access to Cooper Cameron’s trade secrets.

Employees

As of December 31, 2001, Cooper Cameron had approximately 8,000 employees, of which approximately 1,055 were represented by labor unions. Cooper Cameron believes its current relations with employees are good. In July 2000, the Company reached a new agreement with the International Association of Machinists union (IAM) representing 140 hourly employees of Cooper Turbocompressor which runs through July 28, 2003. Labor contracts that expired in

2001 were successfully renegotiated, with three-year agreements signed in Mexico and at Cameron’s Elastomer Technology facility in Texas and a two-year agreement signed in Singapore. These labor contracts covered 120 employees at Cameron’s facility in Mexico, 220 Cameron employees in Singapore and 22 Cameron Elastomer Technology facility employees in Texas. Also in 2001, the Company successfully concluded negotiation of a closing/severance agreement with the IAM representing approximately 100 employees at the CES facility in Springfield, Ohio. The Agreement allowed for an orderly shutdown of operations in this location.

ITEM 2.    PROPERTIES

The Company operates manufacturing plants ranging in size from approximately 21,000 square feet to approximately 442,000 square feet of manufacturing space. The Company also owns and leases warehouses, distribution centers, aftermarket and storage facilities, and sales offices. The Company leases its corporate headquarters office space in Houston, Texas. In late 2001, the Company completed construction of a new 9-story office building in Houston, Texas, which houses the Cameron division headquarters.

The Company manufactures, markets and sells its products and provides services throughout the world, operating facilities in numerous countries. At December 31, 2001, the significant facilities used by Cooper Cameron throughout the world for manufacturing, distribution, aftermarket services, machining, storage and warehousing contained an aggregate of approximately 7,231,545 square feet of space, of which approximately 6,198,815 square feet (86%) was owned and 1,032,730 (14%) was leased. Of this total, approximately 5,031,853 square feet of space (70%) is located in the United States and Canada and 1,654,757 square feet of space (23%) is located in Europe and Asia. The table below shows the number of significant manufacturing, warehouse and distribution and aftermarket facilities by industry segment and geographic area. Cameron and CCV share space in certain facilities and, thus, are being reported together.

	Western Hemisphere	Eastern Hemisphere	Asia/Pacific and Middle East	West Africa	Total

Cameron and CCV	40	12	5	3	60

Cooper Energy Services	30	0	0	0	30

Cooper Turbocompressor	3	2	0	0	5

Cooper Cameron believes its facilities are suitable for their present and intended purposes and are adequate for the Company’s current and anticipated level of operations.

ITEM 3.    LEGAL PROCEEDINGS

Cooper Cameron is a party to various legal proceedings and administrative actions, including certain environmental matters discussed below, all of which are of an ordinary or routine nature incidental to the operations of the Company. In the opinion of Cooper Cameron’s management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations or financial condition.

Environmental Matters

Cooper Cameron is subject to numerous federal, state, local and foreign laws and regulations relating to the storage, handling and discharge of materials into the environment, including the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), the Clean Water Act, the Clean Air Act (including the 1990 Amendments) and the Resource Conservation and Recovery Act. Cooper Cameron believes that its existing environmental control procedures are adequate and it has no current plans for substantial capital expenditures in this area. Cooper Cameron has an active environmental management program aimed at compliance with existing environmental regulations and elimination or significant reduction in the generation of pollutants in its manufacturing processes. Cooper Cameron management intends to continue these policies and programs.

Cooper Cameron has been identified as a potentially responsible party (“PRP”) with respect to five sites designated for cleanup under CERCLA or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages without regard to fault or the legality of waste generation or disposal. Persons liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of substances found at those sites. Although CERCLA imposes joint and several liability on all PRPs, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Settlements often can be achieved through negotiations with the appropriate environmental agency or the other PRPs. PRPs that contributed less than one percent of the waste are often given the opportunity to settle as a “de minimis” party, resolving liability for a particular site.

Cooper Cameron is the major PRP at the Osborne Landfill in Grove City, Pennsylvania, which it owns. A remediation plan was developed and accepted by the U.S. Environmental Protection Agency as the preferred remedy for the site. The construction phase of the remediation was completed in 1997 and the remaining costs relate to ground water treatment and monitoring. With respect to the remaining four sites, Cooper Cameron’s share of the waste volume is estimated and believed to be less than one percent. Therefore, Cooper Cameron is a “de minimis” party with respect to these sites. The Company also has discontinued operations at a number of sites which had previously been in existence for many years. The Company does not believe, based on information currently available, that there are any material environmental liabilities existing at these locations.

Cooper Cameron has accruals to the extent costs are known for the five sites referred to above. Cooper Cameron believes, based on its review and other factors, that the estimated costs relating to these sites will not have a material adverse effect on its results of operations, financial condition or liquidity. However, no assurance can be given that the actual costs will not exceed the current estimates of the cleanup costs.

Some risk of environmental liability and other costs is inherent in the nature of Cooper Cameron’s business, and there can be no assurance that material environmental costs will not arise. Moreover, it is possible that future developments, such as promulgation of regulations implementing the 1990 amendments to the Clean Air Act and other increasingly strict requirements of environmental laws and enforcement policies thereunder, could lead to material costs of environmental compliance and cleanup by Cooper Cameron.

The cost of environmental remediation and compliance generally has not been an item of material expense for Cooper Cameron during any of the periods presented. Cooper Cameron’s balance sheet at December 31, 2001, includes liabilities totaling approximately $3.0 million for environmental remediation activities.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The common stock of Cooper Cameron, par value $.01 per share (together with the associated Rights to Purchase Series A Junior Participating Preferred Stock), is traded on The New York Stock Exchange (“NYSE”). No dividends were paid during 2001.

The following table indicates the range of trading prices on the NYSE for January 3, 2000 through December 29, 2000, and for January 2, 2001 through December 31, 2001.

	Price Range ($)
	High	Low	Last
2001
First Quarter	$69.28	$52.56	$54.00
Second Quarter	73.00	46.55	55.80
Third Quarter	57.74	28.85	32.80
Fourth Quarter	44.75	31.20	40.36

	Price Range ($)
	High	Low	Last
2000
First Quarter	$71.875	$42.375	$66.875
Second Quarter	83.5625	60.5625	66.00
Third Quarter	83.875	58.625	73.6875
Fourth Quarter	77.9375	52.3125	66.0625

As of March 13, 2002, the approximate number of stockholders of record of Cooper Cameron common stock was 1,693.

ITEM 6.    SELECTED FINANCIAL DATA

The information set forth under the caption “Selected Consolidated Historical Financial Data of Cooper Cameron Corporation” on page 57 in the 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition of Cooper Cameron Corporation” on pages 27-34 in the 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information for this item is set forth in the section entitled “Market Risk Information” on page 34 in the 2001 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company and the independent auditors’ report set forth on pages 35-56 in the 2001 Annual Report to Stockholders are incorporated herein by reference:

Report of Independent Auditors.

Consolidated Results of Operations for each of the three years in the period ended December 31, 2001.

Consolidated Balance Sheets as of December 31, 2001 and 2000.

Consolidated Cash Flows for each of the three years in the period ended December 31, 2001.

Consolidated Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2001.

Notes to Consolidated Financial Statements.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information on Directors of the Company is set forth in the section entitled “The Nominees and Continuing Directors” on pages 7-8 in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on May 9, 2002, which section is incorporated herein by reference. Information regarding executive officers of the Company is set forth below.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The information concerning compliance with Section 16(a) is set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” on page 21 in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on May 9, 2002, which section is incorporated herein by reference.

CURRENT EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age	Present Principal Position and Other Material Positions Held During Last Five Years

Sheldon R. Erikson (60)
President and Chief Executive Officer since January 1995. Chairman of the Board from 1988 to January 1995 and President and Chief Executive Officer from 1987 to January 1995 of The Western Company of North America.

Thomas R. Hix (54)
Senior Vice President and Chief Financial Officer since January 1995. Senior Vice President of Finance, Treasurer and Chief Financial Officer of The Western Company of North America from 1993 to January 1995.

Franklin Myers (49)	Senior Vice President since April 1995. President of the Cooper Energy Services division from August 1998 to July 2001 and General Counsel and Secretary from April 1995 to July 1999.

A. John Chapman (60)	Vice President since May 1998. President, Cooper Cameron Valves division from 1995 until March 2002.

Jane L. Crowder (51)
Vice President, Human Resources since May 1999. Vice President, Compensation and Benefits from 1996 to 1999, and Director, Compensation and Benefits from 1995 to 1996. Vice President, Human Resources of the CES division from September 1998 to October 1999.

William C. Lemmer (57)	Vice President, General Counsel and Secretary since July 1999. Vice President, General Counsel and Secretary of Oryx Energy Company from 1994 to 1999.

Robert J. Rajeski (56)
Vice President since July 2000. President, Cooper Turbocompressor division since July 1999 and President, Cooper Energy Services division since July 2001. Vice President and General Manager of Ingersoll-Dresser Pump Co., Engineered Pump division from 1994 to 1999.

Charles M. Sledge (36)
Vice President and Corporate Controller since July 2001. Senior Vice President, Finance and Treasurer from 1999 to June 2001, and Vice President, Controller from 1996 to 1999, of Stage Stores, Inc. Stage Stores, Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in June 2000 and successfully emerged from bankruptcy protection in August 2001.

ITEM 11.     EXECUTIVE COMPENSATION.

The information for this item is set forth in the section entitled “Executive Compensation Tables” on pages 15-17 in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on May 9, 2002, which section is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information concerning security ownership of certain beneficial owners and management is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners” on page 20 and “Security Ownership of Management” on page 9 in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on May 9, 2002, which sections are incorporated herein by reference.

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

10.5	Fourth Amendment to the Amended and Restated Cooper Cameron Corporation Long-Term Incentive Plan.

10.6
Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.6 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-46638), and incorporated herein by reference.

10.7
First Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.7 to the Registration Statement on Form S-8 filed with the SEC on May 29, 2001 (File No. 333-61820) and incorporated herein by reference.

10.8
Second Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.8 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082) and incorporated herein by reference.

10.9
Third Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.9 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082) and incorporated herein by reference.

10.10	Cooper Cameron Corporation Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

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

10.22
Employment Agreement by and between Sheldon R. Erikson and Cooper Cameron Corporation, effective as of August 13, 1999, filed as Exhibit 10.16 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.23
Employment Agreement by and between Thomas R. Hix and Cooper Cameron Corporation, effective as of September 1, 1999, filed as Exhibit 10.17 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.24
Employment Agreement by and between Franklin Myers and Cooper Cameron Corporation, effective as of September 1, 1999, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.25
Form of Change in Control Agreement, effective November 11, 1999, by and between Cooper Cameron Corporation and Scott Amann, John Chapman, Jane Crowder, William Lemmer and Robert Rajeski, filed as Exhibit 10.19 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.26
Form of Change in Control Agreement, effective July 12, 2000, by and between Cooper Cameron Corporation and Michael C. Jennings, filed as Exhibit 10.22 to the Annual Report on Form 10-K for 2000 of Cooper Cameron Corporation and incorporated herein by reference.

10.27
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

10.29
Executive Severance Program of Cooper Cameron Corporation, approved July 20, 2000, filed as Exhibit 10.25 to the Annual Report on Form 10-K for 2000 of Cooper Cameron Corporation and incorporated herein by reference.

10.30	Credit Agreement, dated as of March 6, 2002, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and Bank One, as agent.

10.31
Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Buffalo, New York Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57991), incorporated herein by reference.

10.32	Cooper Cameron Corporation Savings-Investment Plan for Hourly Employees, filed as Exhibit 4.7 to the Registration Statement on Form S-8 (Registration No. 333-77641), incorporated herein by reference.

10.33	Cooper Cameron Corporation Directors’ 2001 Deferred Compensation Plan dated February 7, 2001.

13.1	Portions of the 2001 Annual Report to Stockholders are included as an exhibit to this report and have been specifically incorporated by reference elsewhere herein.

21.1	Subsidiaries of registrant.

23.1	Consent of Independent Auditors.

(b)    Reports on Form 8-K

The Company has filed no reports on Form 8-K during the fourth quarter of 2001 or through March 22, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of March, 2002.

COOPER CAMERON CORPORATION
Registrant

By:	/s/ Charles M. Sledge

(Charles M. Sledge)
Vice President and Corporate Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 22nd day of March, 2002, below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Nathan M. Avery (Nathan M. Avery)	Director

/s/ C. Baker Cunningham (C. Baker Cunningham)	Director

/s/ Grant A. Dove (Grant A. Dove)	Director

/s/ Sheldon R. Erikson (Sheldon R. Erikson)	Chairman, President and Chief Executive Officer (principal executive officer)

/s/ Lamar Norsworthy (Lamar Norsworthy)	Director

/s/ Michael E. Patrick (Michael E. Patrick)	Director

/s/ David Ross III (David Ross III)	Director

/s/ Thomas R. Hix (Thomas R. Hix)	Senior Vice President of Finance and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page No.

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

10.5	Fourth Amendment to the Amended and Restated Cooper Cameron Corporation Long-Term Incentive Plan

10.6
Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.6 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-46638), and incorporated herein by reference.

10.7
First Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.7 to the Registration Statement on Form S-8 filed with the SEC on May 29, 2001 (File No. 333-61820) and incorporated herein by reference.

10.8
Second Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.8 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082) and incorporated herein by reference.

10.9
Third Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.9 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082) and incorporated herein by reference.

10.10	Cooper Cameron Corporation Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

10.11	Cooper Cameron Corporation Retirement Savings Plan, as Amended and Restated, effective April 1, 1996, filed as Exhibit

10.10 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

10.12	Cooper Cameron Corporation Employee Stock Purchase Plan (Registration Statement No. 33-94948), incorporated herein by reference.

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

10.19	Second Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective January 1, 1999, filed as Exhibit 10.13 to the Annual Report on Form 10-K for 1999 of

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

10.22
Employment Agreement by and between Sheldon R. Erikson and Cooper Cameron Corporation, effective as of August 13, 1999, filed as Exhibit 10.16 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.23
Employment Agreement by and between Thomas R. Hix and Cooper Cameron Corporation, effective as of September 1, 1999, filed as Exhibit 10.17 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.24
Employment Agreement by and between Franklin Myers and Cooper Cameron Corporation, effective as of September 1, 1999, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.25
Form of Change in Control Agreement, effective November 11, 1999, by and between Cooper Cameron Corporation and Scott Amann, John Chapman, Jane Crowder, William Lemmer and Robert Rajeski, filed as Exhibit 10.19 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.26
Form of Change in Control Agreement, effective July 12, 2000, by and between Cooper Cameron Corporation and Michael C. Jennings, filed as Exhibit 10.22 to the Annual Report on Form 10-K for 2000 of Cooper Cameron Corporation and incorporated herein by reference.

10.27
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

10.29
Executive Severance Program of Cooper Cameron Corporation, approved July 20, 2000, filed as Exhibit 10.25 to the Annual Report on Form 10-K for 2000 of Cooper Cameron Corporation and incorporated herein by reference.

10.30	Credit Agreement, dated as of March 6, 2002, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and Bank One, as agent.

10.31
Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Buffalo, New York Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57991), incorporated herein by reference.

10.32	Cooper Cameron Corporation Savings-Investment Plan for Hourly Employees, filed as Exhibit 4.7 to the Registration Statement on Form S-8 (Registration No. 333-77641), incorporated herein by reference.

10.33	Cooper Cameron Corporation Directors’ 2001 Deferred Compensation Plan dated February 7, 2001.

13.1	Portions of the 2001 Annual Report to Stockholders are included as an exhibit to this report and have been specifically incorporated by reference elsewhere herein.

21.1	Subsidiaries of registrant.

23.1	Consent of Independent Auditors.