Form 10-Q
period 2002-03-31
COOPER CAMERON CORP
filed 2002-05-14
CIK 941548

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	1-13884

Cooper Cameron Corporation

(Exact Name of Registrant in its Charter)

Delaware	76-0451843

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1333 West Loop South, Suite 1700, Houston, Texas	77027

(Address of Principal Executive Offices)	(Zip Code)

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

Yes  ☒        No  ☐

Number of shares outstanding of issuer’s common stock as of April 30, 2002 was 54,105,168.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

COOPER CAMERON CORPORATION

CONSOLIDATED RESULTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended March 31,
	2002	2001
	(unaudited)
REVENUES	$366.9	$334.8

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization)	259.9	230.9
Depreciation and amortization	18.3	18.5
Selling and administrative expenses	61.0	53.5
Interest, net	0.2	4.1
Nonrecurring/unusual charges	—	7.1

Total costs and expenses	339.4	314.1

Income before income taxes	27.5	20.7
Income tax provision	(8.0)	(6.4)

Net income	$19.5	$14.3

Earnings per share:
Basic	$0.36	$0.26

Diluted	$0.35	$0.26

Shares used in computing earnings per common share:
Basic	54.0	54.1

Diluted	59.6	55.5

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION

CONSOLIDATED BALANCE SHEETS
(dollars in millions, except shares and per share data)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$86.3	$111.6
Short-term investments	118.4	102.1
Receivables, net	306.3	306.2
Inventories, net	421.8	423.8
Other	17.2	21.3

Total current assets	950.0	965.0
Plant and equipment, net	453.9	460.1
Goodwill, net	262.3	259.8
Other assets	201.1	190.2

TOTAL ASSETS	$1,867.3	$1,875.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$5.2	$10.5
Accounts payable and accrued liabilities	328.3	349.2
Accrued income taxes	18.1	18.1

Total current liabilities	351.6	377.8
Long-term debt	460.5	459.1
Postretirement benefits other than pensions	47.6	47.8
Deferred income taxes	41.7	41.7
Other long-term liabilities	25.3	25.4

Total liabilities	926.7	951.8

Stockholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized, 54,566,054 shares issued at March 31, 2002 and December 31, 2001	0.5	0.5
Capital in excess of par value	950.8	951.4
Retained earnings	67.2	47.7
Accumulated other elements of comprehensive income	(57.9)	(53.0)
Less: Treasury stock at cost, 494,762 shares at March 31, 2002 (571,320 shares at December 31, 2001)	(20.0)	(23.3)

Total stockholders’ equity	940.6	923.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,867.3	$1,875.1

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended March 31,
	2002	2001
	(unaudited)
Cash flows from operating activities:
Net income	$19.5	$14.3
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	15.9	14.3
Amortization	2.4	4.2
Deferred income taxes and other	1.7	3.4
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	(0.4)	1.2
Inventories	(0.2)	(49.6)
Accounts payable and accrued liabilities	(21.8)	(1.4)
Other assets and liabilities, net	(1.5)	(15.6)

Net cash provided by (used for) operating activities	15.6	(29.2)

Cash flows from investing activities:
Capital expenditures	(18.8)	(14.6)
Acquisitions	(5.5)	(4.6)
Investments in marketable securities	(13.6)	—
Other	1.6	2.9

Net cash used for investing activities	(36.3)	(16.3)

Cash flows from financing activities:
Loan borrowings (repayments), net	(4.9)	41.4
Activity under stock option plans and other	—	1.3

Net cash provided by (used for) financing activities	(4.9)	42.7

Effect of translation on cash	0.3	(1.5)

Decrease in cash and cash equivalents	(25.3)	(4.3)

Cash and cash equivalents, beginning of period	111.6	16.6

Cash and cash equivalents, end of period	$86.3	$12.3

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

The accompanying Unaudited Consolidated Condensed Financial Statements of Cooper Cameron Corporation (the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial information for the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto filed by the Company on Form 10-K for the year ended December 31, 2001.

Note 2—New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The Company adopted this standard effective January 1, 2002. During the first quarter of 2002, the Company performed its initial impairment test of goodwill. This evaluation indicated that no impairment of goodwill was required.

In addition, Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), were issued in 2001. SFAS 143 addresses the accounting for legal obligations arising from the retirement of all tangible long-lived assets and is required to be adopted as of January 1, 2003. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, as well as certain provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 became effective January 1, 2002. There was no material effect on the results of operations or financial condition of the Company upon adoption of SFAS 144. The Company is still evaluating the impact, if any, of adopting SFAS 143.

Note 3—Nonrecurring/Unusual Charges

During the first quarter of 2001, the Cooper Energy Services division (CES) recorded $7.1 million in costs associated with the decision to discontinue the production of new Superior brand natural gas engines and close its Springfield, Ohio facility. These costs primarily consisted of employee severance as well as operating period costs for this business. These actions were substantially completed during the second quarter of 2001.

Note 4—Segments

	Three Months Ended March 31,
	2002	2001
	(dollars in millions)
Revenues:
Cameron	$213.9	$195.9
Cooper Cameron Valves (CCV)	63.1	62.5
Cooper Energy Services (CES)	66.4	46.9
Cooper Turbocompressor (CTC)	23.5	29.5

	$366.9	$334.8

Income (loss) before taxes:
Cameron	$19.0	$23.9
CCV	9.1	7.0
CES	3.5	(4.8)
CTC	1.1	2.6
Corporate & Other(1)	(5.2)	(8.0)

	$27.5	$20.7

(1)	Corporate & Other includes expenses associated with the Company’s Corporate office in Houston, Texas as well as all of the Company’s interest.

Note 5—Certain Balance Sheet Components

Raw materials, work-in-process, finished goods and inventory allowances were $34.6 million, $129.0 million, $334.7 million and $78.3 million, respectively, at March 31, 2002 and $35.4 million, $139.8 million, $323.8 million and $77.2 million, respectively, at December 31, 2001.

Accumulated depreciation was $430.7 million and $451.5 million at March 31, 2002 and December 31, 2001, respectively. Accumulated amortization related to goodwill was $192.7 million and $194.9 million at March 31, 2002 and December 31, 2001, respectively.

The gross amounts of other intangibles included in other non-current assets were $101.4 million and $92.4 million at March 31, 2002 and December 31, 2001, respectively. Accumulated amortization related to other intangibles was $60.5 million and $58.3 million at March 31, 2002 and December 31, 2001, respectively. Other intangibles consist primarily of capitalized software.

The Company incurred approximately $2.4 million of amortization on goodwill during the first quarter of 2001. Had SFAS 142 been effective as of January 1, 2001, the Company’s net income for the quarter ended March 31, 2001 would have been approximately $16.7 million, or $0.31 per basic share and $0.30 per share on a diluted basis.

Note 6—Short-term Debt

During March 2002, the Company entered into a new revolving credit agreement (the “New Revolving Credit Agreement”). This agreement, which replaced the expiring credit facility, provides the Company with up to $150 million of floating-rate credit advances maturing on March 5, 2003 (all of which was available for borrowing at March 31, 2002). The New Revolving Credit Agreement currently provides for unsecured borrowings at the London Interbank Offered Rate (LIBOR) plus 0.50%. In addition to certain up-front costs, the agreement carries a facility fee of 0.10% per annum on the committed amount of the facility plus a usage fee of 0.10% per annum on the total amount of outstanding borrowings, provided such borrowings exceed $50 million. The agreement also contains certain covenants, including maintaining specific interest coverage and debt-to-total capitalization ratios.

Note 7—Comprehensive Income

The amounts of comprehensive income for the three-month periods ended March 31, 2002 and March 31, 2001 were as follows:

	Three Months Ended March 31,
	2002	2001
	(dollars in millions)
Net income per Consolidated Results of Operations	$19.5	$14.3
Foreign currency translation loss(1)	(7.3)	(16.8)
Change in fair value of marketable securities/derivatives	2.4	(0.9)
Adjustment to minimum pension liability & other	—	(0.6)

Comprehensive income (loss)	$14.6	$(4.0)

(1)	The significant changes in the “Foreign currency translation loss” relate primarily to the Company’s operations in the United Kingdom, Ireland, Canada, France, Venezuela and Argentina.

The components of accumulated other elements of comprehensive income at March 31, 2002 and December 31, 2001 were as follows:

	March 31,	December 31,
	2002	2001
	(dollars in millions)
Amounts comprising accumulated other elements of comprehensive income:
Accumulated foreign currency translation loss	$(59.9)	$(52.6)
Accumulated adjustments to record minimum pension liabilities	(0.3)	(0.3)
Difference between cost and fair value of marketable securities/derivatives	2.3	(0.1)

Accumulated other elements of comprehensive income	$(57.9)	$(53.0)

Note 8—Forward Purchase Agreement

At March 31, 2002, the Company was party to a forward purchase agreement with a third party financial institution for the purchase of 656,000 shares of the Company’s common stock at an average price of $36.46 per share. The agreement may be settled at the Company’s option through physical or net share settlement on or before March 15, 2004. Based on the closing market price of $51.11 at March 31, 2002, the Company was in a position to acquire these shares at a savings of approximately $9.6 million over current open market purchases. The carrying cost inherent in this contract is 3-month LIBOR plus 0.70%. The Company could be required to settle this agreement prematurely if the Company’s stock price falls below $16.50. In the event the Company chooses not to physically settle this transaction, the maximum number of shares the Company can be required to deliver to net share settle this agreement is 3.6 million. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, this forward purchase agreement has not been included as a liability in the Company’s March 31, 2002 Consolidated Balance Sheet.

Note 9—Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Diluted earnings per common share for the three-month periods ended March 31, 2002 and March 31, 2001 includes 0.9 million and 1.4 million incremental shares, respectively, related to employee stock options and 4.7 million and zero incremental shares, respectively, related to the Company’s convertible debentures.

In order to compute the numerator for the diluted earnings per share calculation, the Company has added back to net income $1.3 million and zero in after-tax interest expense on the Company’s convertible debentures for the three-month periods ended March 31, 2002 and March 31, 2001, respectively.

Item 2. Management’s	Discussion and Analysis of Consolidated Results of Operations and Financial Condition

In addition to the historical data contained herein, this document includes “forward-looking statements” regarding future revenues and earnings of the Company, future savings from nonrecurring actions taken to date, as well as expectations regarding cash flows and future capital spending made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those described in forward-looking statements. These statements are based on current expectations of the Company’s performance and are subject to a variety of factors, not under the control of the Company, which can affect the Company’s results of operations, liquidity or financial condition. Such factors may include overall demand for, and pricing of, the Company’s products; the size and timing of orders; changes in the price of and demand for oil and gas in both domestic and international markets; political and social issues affecting the countries in which the Company does business; fluctuations in currency and financial markets worldwide; and variations in global economic activity. In particular, current and projected oil and gas prices directly affect customers’ spending levels and their related purchases of the Company’s products and services. Changes in oil and gas price expectations may also lead to changes in the Company’s cost structure, staffing or spending levels.

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

FIRST QUARTER 2002 COMPARED TO FIRST QUARTER 2001

Cooper Cameron Corporation had net income of $19.5 million, or $0.35 per share on a fully diluted basis, for the first quarter of 2002 compared to $14.3 million, or $0.26 per share on a fully diluted basis, for the first quarter 2001. Included in the first quarter results of 2001 were after-tax charges of $4.9 million ($7.1 million pre-tax), or $0.9 per share, related to the closure of a Cooper Energy Services (“CES”) manufacturing facility. Excluding these charges, the Company earned $0.35 per share in the first quarter of 2001.

REVENUES

Revenues for the first quarter of 2002 totaled $366.9 million, an increase of 9.6% from $334.8 million for the first quarter of 2001.

Revenues for the first quarter of 2002 for Cameron totaled $213.9 million, an increase of 9.2% from $195.9 million for the first quarter of 2001. The overall increase in revenues was primarily driven by increased subsea deliveries on several large projects. Geographically, revenues increased to customers in the Eastern Hemisphere and the Asia Pacific/Middle East

Region while declining in the Western Hemisphere due to the weakness in the North American rig count.

Revenues for the first quarter of 2002 for Cooper Cameron Valves (“CCV”) totaled $63.1 million, an increase of 1.0% from $62.5 million for the first quarter of 2001. The increase in revenues reflects increased shipments of pipeline-related valves partially offset by weak conditions in the markets served by distributor and Orbit valve products.

Revenues for the first quarter of 2002 for CES totaled $66.4 million, an increase of 41.6% from $46.9 million for the first quarter of 2001. The increase in revenue was primarily attributable to two acquisitions that were completed during 2001 as well as organic parts growth.

Revenues for the first quarter of 2002 for Cooper Turbocompressor (“CTC”) were $23.5 million, a decrease of 20.3% from $29.5 million for the first quarter of 2001. The decline in revenues reflects the weakness in the worldwide industrial manufacturing environment, which has continued into 2002.

ORDERS

Orders for the first quarter of 2002 were $356.3 million, a decrease of 20.3% from $447.0 million for the first quarter of 2001. Cameron’s orders for the first quarter of 2002 were $208.6 million, a decrease of 21.7% from $266.5 million for the first quarter of 2001. The decline in orders was driven by the lack of large subsea orders as compared to the first quarter of 2001 as well as a decline in surface orders primarily in the Western Hemisphere. CCV’s orders for the first quarter of 2002 were $68.5 million, a decrease of 17.5% from $83.0 million for the first quarter of 2001. The overall decline in orders was attributable to weak conditions in the markets served by distributor and Orbit Valve products. CES’s orders for the first quarter of 2002 were $55.1 million, a decrease of 20.8% from $69.6 million in the first quarter of 2001. The decrease in orders was driven by a significant decline in Superior and Ajax new unit orders partially offset by an increase in parts and service orders. CTC’s orders for the first quarter of 2002 were $24.1 million, a decrease of 13.6% from $27.9 million in the first quarter of 2001. The decline in overall orders was attributable to the weakness in the worldwide industrial manufacturing environment mentioned above.

COSTS AND EXPENSES

Gross margin (exclusive of depreciation and amortization) for the first quarter of 2002 was $107.0 million as compared to $103.9 million for the first quarter of 2001, an increase of 3.0%. Gross margin as a percentage of revenues for the first quarter of 2002 decreased to 29.2% from 31.0% for the first quarter of 2001.

Cameron’s gross margin percentage decreased to 28.4% in the first quarter of 2002 from 31.3% in the first quarter of 2001. This decrease is attributable to lower margins on certain shipments which included a significant amount of third-party content, which carries lower margins, and higher infrastructure costs.

CCV’s gross margin percentage increased to 31.9% for the first quarter of 2002 from 31.3% in the first quarter of 2001 due to an increase in shipments of pipeline ball valves which carried higher margins.

CES’s gross margin percentage declined to 30.9% in the first quarter of 2002 from 32.5% in the first quarter of 2001 due primarily to higher relatively fixed production overhead costs.

CTC’s gross margin percentage declined to 23.9% in the first quarter of 2002 from 27.0% in the first quarter of 2001 due primarily to pricing pressure attributable to the overall weakness in the industrial manufacturing environment.

Depreciation and amortization expense for the first quarter of 2002 was $18.3 million, a decrease of $0.2 million from $18.5 million for the first quarter of 2001. The decrease in depreciation and amortization is attributable to the discontinuance of amortization of goodwill beginning in 2002, partially offset by increased depreciation associated with capital expenditures and fixed assets purchased in acquisitions.

Selling and administrative expenses for the first quarter of 2002 were $61.0 million, an increase of $7.5 million from $53.5 million for the first quarter of 2001. The increase in selling and administrative expenses is due primarily to increased period costs associated with various acquisitions closed during 2001, increased expenses associated with the Company’s post-retirement benefit plans and increased headcount.

Interest for the first quarter of 2002 was $0.2 million as compared to $4.1 million for the first quarter of 2001. This decrease reflects the paydown of the majority of the amounts outstanding under the Company’s revolving credit agreement with the proceeds from the issuance of convertible debentures during the second quarter of 2001, as well as interest income generated from the investment of the Company’s excess cash balances.

As described further in Note 3 of the Notes to Consolidated Financial Statements, CES incurred $7.1 million of nonrecurring/unusual charges in the first quarter of 2001 associated with various restructuring activities.

The income tax provision for the first quarter of 2002 was $8.0 million as compared to $6.4 million for the first quarter of 2001. The estimated effective tax rate for the first quarter of 2002 was 29.0% as compared to 31.0% in the first quarter of 2001. The tax rate for the first quarter of 2002 reflects the discontinuance of amortizing goodwill, which has historically been a permanent tax difference.

OUTLOOK FOR THE SECOND QUARTER OF 2002 AND FISCAL 2002

Based on current forecasts, second quarter 2002 earnings per share are anticipated to be between $0.35 and $0.40 per share, leading to full year results of approximately $1.75 to $1.85 per share.

CASH FLOW, LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

The Company’s cash and cash equivalents and short-term investments decreased $9.0 million to $204.7 million at March 31, 2002. The decrease resulted primarily from capital expenditures and acquisitions partially offset by cash generated from operating activities.

During the first three months of 2002, the Company’s operating activities generated $15.6 million of cash compared to $29.2 million utilized in the comparable period of 2001. The change in cash flow generated from operations is primarily attributable to increased income as well as lower net working capital requirements.

Capital expenditures for the first three months of 2002 were $18.8 million as compared to $14.6 million for the comparable period of 2001. The higher level of spending this year compared to last year primarily represents spending associated with the Company-wide upgrade of Cooper Cameron’s business systems software. The Company currently expects capital spending for 2002 to be approximately $90.0 million, which includes approximately $23.0 million associated with the aforementioned business systems software. The Company also spent $5.5 million in March 2002 on the acquisition of a wellhead business located in West Texas.

During March 2002, the Company entered into a new revolving credit agreement (the “New Revolving Credit Agreement”). This agreement, which replaced the expiring credit facility, provides the Company up to $150.0 million of floating-rate credit advances maturing on March 5, 2003 (all of which was available for borrowing at March 31, 2002). The New Revolving Credit Agreement currently provides for unsecured borrowings at the London Interbank Offered Rate (LIBOR) plus 0.50%. In addition to certain up-front costs, the agreement carries a facility fee of 0.10% per annum on the committed amount of the facility plus a usage fee of 0.10% per annum on the total amount of outstanding borrowings, provided such borrowings exceed $50.0 million. The New Revolving Credit Agreement contains certain covenants, including maintaining specified interest coverage and debt-to-total capitalization ratios.

The Company currently expects to fund expenditures for capital requirements as well as liquidity needs from available cash and short-term investment balances, cash generated from operating activities and its New Revolving Credit Agreement.

FACTORS THAT MAY AFFECT FINANCIAL CONDITION AND FUTURE RESULTS

Continued weakness in North American exploration and development activity could adversely impact the Company’s revenues and growth rate. Beginning in 2001, the North American rig count and natural gas market weakened significantly. Since a large part of the

Company’s revenues are dependent on our customers’ willingness and ability to spend capital on the exploration, development and ongoing production of crude oil and natural gas reserves, these weaknesses could reduce the Company’s forecasted revenues and earnings.

The Company continues to expand into the deepwater subsea systems market. This market potentially subjects the Company to greater risk than has historically been present in its surface market.

Erosion of the financial condition of customers could adversely affect the Company’s business from both a receivable exposure perspective as well as future revenue realization. In both the CES and CCV divisions, a significant portion of revenues for 2001 were derived from a small number of customers. To the extent these customers encounter financial difficulty and/or curtail their expenditures with the Company, the Company’s revenues and earnings could be negatively affected.

The risks of doing business in developing countries and economically volatile areas could adversely affect the Company’s operations and earnings. The Company’s manufacturing operations in developing countries, such as Argentina and Brazil, and the expansion of sales into economically volatile areas such as Africa, Asia-Pacific, Latin America and other emerging markets, subject the Company to a number of economic and other risks. Additionally, the Company procures a large portion of its raw material and components from foreign sources. To the extent such sources are disrupted, the ability of the Company to meet the delivery requirements of its customers could be adversely impacted. Any disruption could also negatively impact the costs of raw materials and components procured from these sources.

As a result of the excess proceeds generated from the issuance of the convertible securities, the Company had approximately $118.4 million of short-term investments at March 31, 2002. These investments are comprised of debt and publicly traded equity securities. Changes in the financial markets, including interest rates, as well as the performance of the issuing companies can affect the market value of the Company’s short-term investments.

The Company is in the process of implementing a new enterprise-wide software system. Although the Company believes it has developed an implementation plan which will allow for a successful transition to the new system, any disruption in this plan could negatively affect the Company’s ability to develop, procure, manufacture and/or deliver its products as well as disrupt the Company’s financial reporting system.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company had no outstanding derivatives as of March 31, 2002.

As of March 31, 2002, the Company had $118.4 million of short-term investments consisting of debt and publicly traded equity securities. Changes in the financial markets, including interest rates, as well as the performance of the issuing companies can affect the market value of the Company’s short-term investments.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER CAMERON CORPORATION (Registrant)

By:	/s/ THOMAS R. HIX
Thomas R. Hix Senior Vice President & Chief Financial Officer and authorized to sign on behalf of the Registrant

May 14, 2002