Form 10-Q
period 2002-06-30
COOPER CAMERON CORP
filed 2002-08-14
CIK 941548

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Yes    X              No

Number of shares outstanding of issuer’s common stock as of July 30, 2002 was 54,203,346.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COOPER CAMERON CORPORATION
CONSOLIDATED RESULTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
REVENUES	$402.6	$404.6	$769.5	$739.5

COST AND EXPENSES
Cost of sales (exclusive of depreciation and amortization)	286.7	284.2	546.6	515.2
Depreciation and amortization	19.9	19.2	38.2	37.6
Selling and administrative expenses	63.9	57.4	124.8	110.9
Interest, net	0.2	2.1	0.5	6.2
Nonrecurring/unusual charges	—	13.0	—	20.2

Total costs and expenses	370.7	375.9	710.1	690.1

Income before income taxes	31.9	28.7	59.4	49.4
Income tax provision	(9.2)	(8.9)	(17.2)	(15.3)

Net income	$22.7	$19.8	$42.2	$34.1

Earnings per share:
Basic	$0.42	$0.36	$0.78	$0.63

Diluted	$0.40	$0.35	$0.75	$0.61

Shares used in computing earnings per common share:
Basic	54.2	54.3	54.1	54.2

Diluted	60.0	58.0	59.8	56.8

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION

CONSOLIDATED BALANCE SHEETS
(dollars in millions, except shares and per share data)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$224.6	$111.6
Short-term investments	50.2	102.1
Receivables, net	293.0	306.2
Inventories, net	403.5	423.8
Other	20.1	21.3

Total current assets	991.4	965.0

Plant and equipment, net	454.7	460.1
Goodwill, net	269.2	259.8
Other assets	210.1	190.2

TOTAL ASSETS	$1,925.4	$1,875.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$7.3	$10.5
Accounts payable and accrued liabilities	328.2	349.2
Accrued income taxes	18.9	18.1

Total current liabilities	354.4	377.8

Long-term debt	460.1	459.1
Postretirement benefits other than pensions	46.5	47.8
Deferred income taxes	42.2	41.7
Other long-term liabilities	25.7	25.4

Total liabilities	928.9	951.8

Stockholders’ Equity:

Common stock, par value $.01 per share, 150,000,000 shares authorized, 54,566,054 shares issued at June 30, 2002 and December 31, 2001	0.5	0.5
Capital in excess of par value	950.2	951.4
Retained earnings	89.9	47.7
Accumulated other elements of comprehensive income	(29.6)	(53.0)
Less: Treasury stock at cost, 369,668 shares at June 30, 2002 (571,320 shares at December 31, 2001)	(14.5)	(23.3)

Total stockholders’ equity	996.5	923.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,925.4	$1,875.1

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)		(Unaudited)
Cash flows from operating activities:
Net income	$22.7	$19.8	$42.2	$34.1
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	17.4	14.8	33.4	29.1
Amortization	2.5	4.4	4.8	8.5
Deferred income taxes and other	0.2	4.8	2.0	8.3
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	18.2	(56.4)	17.8	(55.2)
Inventories	28.2	(2.8)	28.0	(52.3)
Accounts payable and accrued liabilities	(6.0)	13.6	(27.8)	12.2
Other assets and liabilities, net	(5.9)	(6.6)	(7.4)	(22.3)

Net cash provided by (used for) operating activities	77.3	(8.4)	93.0	(37.6)

Cash flows from investing activities:
Capital expenditures	(21.9)	(20.9)	(40.7)	(35.5)
Acquisitions	—	(25.5)	(5.5)	(30.1)
Sales of short-term investments, net	69.2	—	55.6	1.2
Other	1.9	0.4	3.4	2.1

Net cash provided by (used for) investing activities	49.2	(46.0)	12.8	(62.3)

Cash flows from financing activities:
Loan borrowings (repayments), net	0.1	(220.2)	(4.8)	(178.7)
Issuance of debentures	—	450.0	—	450.0
Debenture issuance costs	—	(7.9)	—	(7.9)
Activity under stock option plans and other	2.6	6.3	2.6	7.5

Net cash provided by (used for) financing activities	2.7	228.2	(2.2)	270.9

Effect of translation on cash	9.1	(1.7)	9.4	(3.2)

Increase in cash and cash equivalents	138.3	172.1	113.0	167.8

Cash and cash equivalents, beginning of period	86.3	12.3	111.6	16.6

Cash and cash equivalents, end of period	$224.6	$184.4	$224.6	$184.4

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

The accompanying Unaudited Consolidated Condensed Financial Statements of Cooper Cameron Corporation (the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial information for the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto filed by the Company on Form 10-K for the year ended December 31, 2001.

Note 2—New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. The Company adopted this standard effective January 1, 2002. During the first quarter of 2002, the Company performed its initial impairment test of goodwill. This evaluation indicated that no impairment of goodwill was required.

The Company incurred approximately $2.6 million and $5.1 million, respectively, of amortization of goodwill during the second quarter of 2001 and the six-month period ended June 30, 2001. Had SFAS 142 been effective as of January 1, 2001, the Company’s net income, basic earnings per share and diluted earnings per share for the second quarter of 2001 would have been $22.4 million, $0.41 and $0.40, respectively. Additionally, the Company’s net income, basic earnings per share and diluted earnings per share for the six months ended June 30, 2001 would have been $39.2 million, $0.72 and $0.70, respectively.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which addresses the accounting for legal obligations arising from the retirement of all tangible long-lived assets, and is effective January 1, 2003. No material impact is expected upon adoption of this standard.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, as well as certain provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. There was no material effect on the results of operations or financial condition of the Company upon adoption of this standard effective January 1, 2002.

Certain provisions of Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical corrections (“SFAS 145”), issued in April 2002, are currently effective whereas other provisions are effective as of January 1, 2003. There was no material impact on the Company’s results of operations or financial condition upon adoption of the provisions of SFAS 145 that are currently effective and none is expected as the other provisions become effective.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the consensus reached in Emerging Issues Task Force Issue No. 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

Note 3—Nonrecurring/Unusual Charges

During the six months ended June 30, 2001, the Cooper Energy Services division (“CES”) recorded $20.2 million in costs, mainly associated with the decision to discontinue production of new Superior brand natural gas engines and close its Springfield, Ohio facility. The major components of these costs included $4.6 million for employee separations and relocations, $11.7 million of plant shut-down costs and $2.5 million of contract cancellation costs. Cash spent on restructuring activities during this period, including payments related to previously accrued liabilities, totaled approximately $18.5 million. These actions were substantially completed during the second quarter of 2001.

Note 4—Segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
		(dollars in millions)
Revenues:
Cameron	$238.6	$236.2	$452.5	$432.1
Cooper Cameron Valves (“CCV”)	76.1	76.2	139.2	138.7
Compression Services	87.9	92.2	177.8	168.7

	$402.6	$404.6	$769.5	$739.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
		(dollars in millions)
Income (loss) before taxes:
Cameron	$22.2	$32.7	$41.2	$56.7
CCV	10.8	11.2	19.9	18.2
Compression Services	4.1	(8.7)	8.6	(11.0)
Corporate & Other (1)	(5.2)	(6.5)	(10.3)	(14.5)

	$31.9	$28.7	$59.4	$49.4

(1)	Corporate & Other includes expenses associated with the Company’s Corporate office in Houston, Texas as well as all of the Company’s interest.

In connection with an internal restructuring completed during the second quarter of 2002, the Company has combined its Cooper Energy Services and Cooper Turbocompressor divisions into one segment, known as Compression Services. The restructuring reflects the common management team of both divisions and the decision to share manufacturing and aftermarket facilities as well as service personnel in order to improve utilization and customer responsiveness. Prior period financial information relating to these two divisions has been combined for consistency with the current period presentation.

Note 5—Certain Balance Sheet Components

Inventories consisted of the following:

	June 30 2002	December 31, 2001

	(dollars in millions)
Raw materials	$35.4	$35.4
Work-in-process	128.8	139.8
Finished goods, including parts and subassemblies	319.6	323.8
Other	2.0	2.0

	485.8	501.0
Allowances	(82.3)	(77.2)

	$403.5	$423.8

Plant and equipment consisted of the following:
	June 30, 2002	December 31, 2001
	(dollars in millions)
Plant and equipment, at cost	$911.4	$911.6
Accumulated depreciation	(456.7)	(451.5)

	$454.7	$460.1

Net goodwill consisted of the following:

	June 30, 2002	December 31, 2001
	(dollars in millions)
Goodwill, gross	$467.6	$454.7
Accumulated amortization	(198.4)	(194.9)

	$269.2	$259.8

Other intangibles subject to amortization (primarily capitalized internal-use software) are included in other noncurrent assets and consisted of the following:

	June 30, 2002	December 31, 2001
	(dollars in millions)
Other intangibles, gross	$108.6	$92.4
Accumulated amortization	(62.7)	(58.3)

	$45.9	$34.1

Note 6—Short-term Debt

During March 2002, the Company entered into a new revolving credit agreement (the “New Revolving Credit Agreement”). This agreement, which replaced the expiring credit facility, provides the Company with up to $150 million of floating-rate credit advances maturing on March 5, 2003 (all of which was available for borrowing at June 30, 2002). The New Revolving Credit Agreement currently provides for unsecured borrowings at the London Interbank Offered Rate (LIBOR) plus 0.50%. In addition to certain up-front costs, the agreement carries a facility fee of 0.10% per annum on the committed amount of the facility plus a usage fee of 0.10% per annum on the total amount of outstanding borrowings, provided such borrowings exceed $50 million. The agreement also contains certain covenants, including maintaining specific interest coverage and debt-to-total capitalization ratios.

Note 7—Comprehensive Income

The amounts of comprehensive income for the three and six months ended June 30, 2002 and 2001 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(dollars in millions)
Net income per Consolidated Results of Operations	$22.7	$19.8	$42.2	$34.1
Foreign currency translation gain (loss) (1)	28.4	(7.1)	21.1	(23.9)
Change in fair value of short-term investments/derivatives, net of tax	(0.1)	0.9	2.3	(0.3)
Adjustment to minimum pension liability, net of tax	—	—	—	(0.3)

Comprehensive income	$51.0	$13.6	$65.6	$9.6

(1)	The significant changes in the “Foreign currency translation gain (loss)” relate primarily to the Company’s operations in the United Kingdom, France, Germany, Ireland and Norway.

The components of accumulated other elements of comprehensive income at June 30, 2002 and December 31, 2001 were as follows:

	June 30, 2002	December 31, 2001
	(dollars in millions)
Amounts comprising accumulated other elements of comprehensive income:
Accumulated foreign currency translation loss	$(31.5)	$(52.6)
Accumulated adjustments to record minimum pension liabilities, net of tax	(0.3)	(0.3)
Difference between cost and fair value of short-term investments, net of tax	2.2	(0.1)

Accumulated other elements of comprehensive income	$(29.6)	$(53.0)

Note 8—Forward Purchase Agreement

At June 30, 2002, the Company was party to a forward purchase agreement with a third party financial institution for the purchase of 656,000 shares of the Company’s common stock at an average price of $36.46 per share. The agreement may be settled at the Company’s option through physical or net share settlement on or before March 15, 2004. Based on the closing market price of $48.42 at June 30, 2002, the Company was in a position to acquire these shares at a savings of approximately $7.8 million over current open market purchases. The carrying cost inherent in this contract is 3-month LIBOR plus 0.70%. The Company could be required to settle this agreement prematurely if the Company’s stock price falls below $16.50 and in certain other limited circumstances. In the event the Company chooses not to physically settle this transaction, the maximum number of shares the Company could be required to deliver to net share settle this agreement is 3.6 million. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, this forward purchase agreement has not been included as a liability in the Company’s June 30, 2002 Consolidated Balance Sheet.

Note 9—Earnings Per Share

The calculation of diluted shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Basic shares	54.2	54.3	54.1	54.2
Impact of employee stock options	1.1	1.4	1.0	1.4
Impact of convertible debentures	4.7	2.3	4.7	1.2

Diluted shares	60.0	58.0	59.8	56.8

The calculation of net income used in computing diluted earnings per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(dollars in millions)
Net income	$22.7	$19.8	$42.2	$34.1
After-tax interest on convertible debentures	1.3	0.6	2.5	0.6

	$24.0	$20.4	$44.7	$34.7

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical data contained herein, this document includes “forward-looking statements” regarding future revenues and earnings of the Company, including third quarter and full year earnings per share estimates, as well as expectations regarding cash flows and future capital spending made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those described in forward-looking statements. These statements are based on current expectations of the Company’s performance and are subject to a variety of factors, not under the control of the Company, which can affect the Company’s results of operations, liquidity or financial condition. Such factors may include overall demand for, and pricing of, the Company’s products; the size and timing of orders; changes in the price of and demand for oil and gas in both domestic and international markets; political and social issues affecting the countries in which the Company does business; fluctuations in currency markets worldwide; fluctuations in debt and equity markets; and variations in global economic activity. In particular, current and projected oil and gas prices directly affect customers’ spending levels and their related purchases of the Company’s products and services. Additionally, changes in oil and gas price expectations may also lead to changes in the Company’s cost structure, staffing or spending levels.

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

SECOND QUARTER 2002 COMPARED TO SECOND QUARTER 2001

Cooper Cameron Corporation had net income of $22.7 million, or $0.40 per share on a fully diluted basis, for the second quarter of 2002 compared to $19.8 million, or $0.35 per share on a fully diluted basis, for the same period in 2001. Included in the second quarter results of 2001 were after-tax charges of $9.0 million ($13.0 million pre-tax), or $0.16 per share, associated with cost rationalization efforts within Cooper Energy Services (“CES”). Excluding these charges, the Company earned $0.51 per share in the second quarter of 2001.

REVENUES

Revenues for the second quarter of 2002 totaled $402.6 million, a decrease of less than 1% from $404.6 million for the second quarter of 2001.

Revenues for the second quarter of 2002 for Cameron totaled $238.6 million, an increase of 1% from $236.2 million for the second quarter of 2001. Geographically, sales increased to customers in the Eastern Hemisphere and the Asia Pacific/Middle East region while decreasing in the Western Hemisphere. Increased subsea and aftermarket sales in the Eastern Hemisphere and the Asia Pacific/Middle East region were partially offset by sales declines in the Western Hemisphere which primarily relates to the overall weakness in the North American natural gas market.

Revenues for the second quarter of 2002 for Cooper Cameron Valves (“CCV”) totaled $76.1 million, down slightly from $76.2 million for the second quarter of 2001. Increased deliveries of ball valves, mainly for pipeline projects, offset weaknesses in the distributor and Orbit product lines.

Revenues for the second quarter of 2002 for the Compression Services division totaled $87.9 million, a decrease of 4.7% from $92.2 million for the second quarter of 2001. The decrease in revenues was primarily driven by weakness in reciprocating and centrifugal new unit sales, partially offset by an increase in the aftermarket business.

ORDERS

Orders for the second quarter of 2002 were $350.1 million, a decrease of 12.5% from $400.1 million for the second quarter of 2001. Cameron’s orders for the second quarter of 2002 were $199.7 million, a decrease of 16.4% from $238.8 million for the second quarter of 2001. The decline in orders results from weakness in both the Eastern and Western Hemispheres partially offset by increases in the Asia Pacific/Middle East region. The decline in orders in the Eastern Hemisphere was driven by a lack of new subsea orders while the decline in the Western Hemisphere was driven by the overall weakness in the North American natural gas market. The increase in orders in the Asia Pacific/Middle East region results primarily from its surface business. CCV’s orders for the second quarter of 2002 were $63.0 million, a decrease of 19.6% from $78.4 million for the second quarter of 2001. Orders declined in the ball valve, distributor and Orbit product lines and were relatively flat in the aftermarket area. The weakness in the ball valve and distributor product lines reflects the overall weakness in the North American natural gas market. The decline in the Orbit product line reflects weak market conditions in the gas processing, chemical and petrochemical processing and refining markets as well as a more competitive environment. Compression Services’ orders for the second quarter of 2002 were $87.4 million, an increase of 5.4% from $82.9 million for the second quarter of 2001. Although orders for the second quarter of 2002 increased from the comparable period in 2001, reciprocating new unit orders were significantly behind expectations. This weakness is attributable primarily to the financial difficulties faced by the Company’s gas compression customers, including equipment rental companies and interstate pipeline operators. The Company expects these conditions to also negatively impact service and parts spending related to ongoing maintenance by these customers over the near term.

COSTS AND EXPENSES

Gross margin (exclusive of depreciation and amortization) for the second quarter of 2002 was $115.9 million as compared to $120.4 million for the second quarter of 2001, a decrease of 3.7%. The gross margin percentage for the second quarter of 2002 decreased to 28.8% from 29.8% in the second quarter of 2001.

Cameron’s gross margin percentage decreased to 27.9% in the second quarter of 2002 from 30.2% in the second quarter of 2001. This decrease is attributable to, among other things, (i) a decline in gross margins across all product lines except the surface product line, (ii) a $2.1 million provision related to an intellectual property litigation matter (see Part II, Item 1. Legal Proceedings), (iii) increased costs related to the Company’s postretirement benefit plans and (iv) the continued effects of higher infrastructure costs as a result of the Company’s decision to maintain capacity in anticipation of increasing activity in future periods.

CCV’s gross margin percentage decreased to 30.2% for the second quarter of 2002 from 32.0% in the second quarter of 2001 primarily due to provisions associated with customer warranty disputes on a few large projects, partially offset by increased shipments of pipeline ball valves, which carried higher margins.

Compression Services’ gross margin percentage increased to 30.2% in the second quarter of 2002 from 26.9% in the second quarter of 2001 due primarily to the elimination of manufacturing inefficiencies incurred during the second quarter of 2001, which resulted from CES restructuring efforts, as well as improved new unit margins in the centrifugal product line.

Depreciation and amortization expense for the second quarter of 2002 was $19.9 million, an increase of $0.7 million from $19.2 million for the second quarter of 2001 due primarily to increased depreciation associated with capital expenditures and fixed assets purchased in acquisitions, partially offset by the lack of goodwill amortization.

Selling and administrative expenses for the second quarter of 2002 were $63.9 million, an increase of $6.5 million from $57.4 million for the second quarter of 2001. The increase in selling and administrative expenses is due primarily to (i) increased costs related to the Company’s postretirement benefit plans, (ii) the continued effects of higher infrastructure costs as a result of the Company’s decision to maintain capacity in anticipation of increasing activity in future periods, including incremental subsea infrastructure investments and (iii) additional costs resulting from acquisitions made during the third quarter of 2001 and the first quarter of 2002.

Interest expense for the second quarter of 2002 was $0.2 million as compared to $2.1 million for the second quarter of 2001. This decrease reflects the paydown of the majority of the amounts outstanding under the Company’s revolving credit agreement during 2001 with the proceeds from the issuance of convertible debentures that yield approximately 1.5%, as well as interest income generated from the investment of the Company’s excess cash balances.

As described further in Note 3 to the Consolidated Condensed Financial Statements, CES incurred $13.0 million of nonrecurring/unusual charges in the second quarter of 2001 associated with cost rationalization efforts within CES.

The income tax provision for the second quarter of 2002 was $9.2 million as compared to $8.9 million for the second quarter of 2001. The estimated effective tax rate for the second quarter of 2002 was 29.0% as compared to 31.0% in the second quarter of 2001. The tax rate for the second quarter of 2002 reflects the discontinuance of amortizing goodwill, which has historically been a permanent tax difference.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Cooper Cameron Corporation had net income of $42.2 million, or $0.75 per share on a fully diluted basis, for the first six months of 2002 compared to $34.1 million, or $0.61 per share on a fully diluted basis, for the comparable period of 2001. Included in the results for the first six months of 2001 were after-tax charges of $13.9 million ($20.2 million pre-tax), or $0.25 per share, associated with cost rationalization efforts in CES. Excluding these charges, the Company earned $0.86 per share in the first six months of 2001.

REVENUES

Revenues for the first six months of 2002 totaled $769.5 million, an increase of 4.1% from the $739.5 million for the comparable period of 2001.

Revenues for the first six months of 2002 for Cameron totaled $452.5 million, an increase of 4.7% from $432.1 million for the comparable period of 2001. Geographically, sales increased to customers in the Eastern Hemisphere and the Asia Pacific/Middle East region while decreasing in the Western Hemisphere. Increased subsea and aftermarket sales in the Eastern Hemisphere and the Asia Pacific/Middle East region were partially offset by sales declines in the Western Hemisphere, which primarily relates to the overall weakness in the North American natural gas market.

Revenues for the first six months of 2002 for CCV totaled $139.2 million, essentially flat with $138.7 million recorded for the comparable period of 2001. Increased deliveries of ball valves, mainly for pipeline projects, offset weaknesses in the distributor and Orbit product lines.

Revenues for the first six months of 2002 for Compression Services totaled $177.8 million, an increase of 5.4% from $168.7 million for the comparable period of 2001. The increase in revenues was primarily driven by increased reciprocating new unit and parts sales partially offset by a decrease in centrifugal new unit sales. The increase in reciprocating new unit sales was attributable to a drawdown of backlog for these units. The increase in reciprocating parts sales was primarily attributable to the acquisition of Nickles in 2001.

ORDERS AND BACKLOG

Orders for the first six months of 2002 were $706.4 million, a decrease of 16.6% from $847.1 million in the comparable period in 2001. Cameron’s orders for the first six months of 2002 were $408.3 million, a decrease of 19.2% from $505.3 million in the comparable period of 2001. This decline occurred in all product lines, due primarily to the lack of large subsea orders and the overall weakness in the North American natural gas market. CCV’s orders for the first six months of 2002 were $131.5 million, a decrease of 18.5% from $161.4 million in the comparable period of 2001. This decline occurred across all product lines, due primarily to the overall weakness in the North American natural gas market. Compression Services’ orders for the first six months of 2002 were $166.6 million, a decrease of 7.6% from $180.4 million in the comparable period of 2001. The decline in orders was due primarily to softness in the demand for reciprocating new units, partially offset by higher reciprocating parts orders.

Backlog at June 30, 2002 totaled $637.0 million, as compared to $695.4 million at December 31, 2001 and $622.0 million at June 30, 2001. The decline in backlog from December 31, 2001 was driven primarily by the lack of orders for reciprocating new units as well as the lack of any significant subsea orders at Cameron during 2002.

COSTS AND EXPENSES

Gross margin (exclusive of depreciation and amortization) for the first six months of 2002 was $222.9 million, as compared to $224.3 million for the comparable period of 2001. The gross margin percentage for the first six months of 2002 decreased to 29.0% from 30.3% for the comparable period of 2001.

Cameron’s gross margin percentage decreased to 28.1% for the first six months of 2002 from 30.7% for the comparable period of 2001. This decrease is attributable to, among other things, (i) a decline in margins across all product lines except the surface product line, (ii) a $2.1 million provision related to an intellectual property litigation matter (see Part II, Item 1. Legal Proceedings), (iii) increased costs related to the Company’s postretirement benefit plans and (iv) the continued effects of higher infrastructure costs as a result of the Company’s decision to maintain capacity in anticipation of increasing activity in future periods.

CCV’s gross margin percentage decreased to 30.9% for the first six months of 2002 from 31.7% for the comparable period of 2001 primarily due to provisions associated with customer warranty disputes on a few large projects, partially offset by increased shipments of pipeline ball valves which carried higher margins.

Compression Services’ gross margin percentage increased to 29.6% for the first six months of 2002 from 28.5% for the comparable period of 2001 due primarily to the elimination of manufacturing inefficiencies incurred during the second quarter of 2001, which resulted from CES restructuring efforts, as well as improved new unit margins in the centrifugal product line during the second quarter of 2002.

Depreciation and amortization expense for the first six months of 2002 was $38.2 million, an increase of $0.6 million from $37.6 million for the comparable period of 2001 due primarily to increased depreciation associated with capital expenditures and fixed assets purchased in acquisitions, partially offset by the lack of goodwill amortization.

Selling and administrative expenses for the first six months of 2002 were $124.8 million, an increase of $13.9 million from $110.9 million for the comparable period of 2002. The increase in selling and administrative expenses is due primarily to (i) increased costs related to the Company’s postretirement benefit plans, (ii) the continued effects of higher infrastructure costs as a result of the Company’s decision to maintain capacity in anticipation of increasing activity in future periods, including incremental subsea infrastructure investments and (iii) additional costs resulting from acquisitions made during 2001 and the first quarter of 2002.

Interest expense for the first six months of 2002 was $0.5 million, a decrease of $5.7 million from $6.2 million for the comparable period of 2001. This decrease reflects the paydown of the majority of the amounts outstanding under the Company’s revolving credit agreement during 2001 with the proceeds from the issuance of convertible debentures that yield approximately 1.5%, as well as interest income generated from the investment of the Company’s excess cash balances.

As described further in Note 3 to the Consolidated Condensed Financial Statements, the Company incurred $20.2 million of nonrecurring/unusual charges for the first six months of 2001 associated with cost rationalization efforts at CES.

The income tax provision for the first six months of 2002 was $17.2 million as compared to $15.3 million for the comparable period of 2001. The estimated effective tax rate for the first six months of 2002 was 29.0% as compared to 31.0% for 2001. The tax rate for the first six months of 2002 reflects the discontinuance of amortizing goodwill, which has historically been a permanent tax difference.

OUTLOOK FOR THE REMAINDER OF 2002

The Company currently expects third quarter fully diluted earnings per share to be approximately $0.40. Full-year fully diluted earnings per share for 2002 are expected to be approximately $1.65 to $1.75, based upon current forecasts.

CASH FLOW, LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

The Company’s cash and cash equivalents and short-term investments were $274.8 million at June 30, 2002, an increase of $61.1 million from December 31, 2001. This increase resulted primarily from cash generated from operating activities, partially offset by capital expenditures and acquisition costs.

During the first six months of 2002, the Company’s operating activities generated $93.0 million of cash compared to $37.6 million utilized in the comparable period of 2001. The change in cash flow generated from operations is primarily attributable to increased income and lower net working capital requirements.

The Company spent $40.7 million for capital additions during the first six months of 2002 compared to $35.5 million for the comparable period of 2001. The higher level of spending in 2002 as compared to 2001 primarily represents increased spending on the company-wide upgrade to the existing business systems software. The Company currently expects capital spending for 2002 to be approximately $90.0 million. The Company also spent $5.5 million in March 2002 on the acquisition of a wellhead business located in West Texas. During the six months ended June 30, 2002, the Company made net sales of $55.6 million of short-term investments and recognized a net gain of $1.2 million on these sales.

During March 2002, the Company entered into a new revolving credit agreement (the “New Revolving Credit Agreement”). This agreement, which replaced the expiring credit facility, provides the Company up to $150.0 million of floating-rate credit advances maturing on March 5, 2003 (all of which was available for borrowing at June 30, 2002). The New Revolving Credit Agreement currently provides for unsecured borrowings at the London Interbank Offered Rate (LIBOR) plus 0.50%. In addition to certain up-front costs, the agreement carries a facility fee of 0.10% per annum on the committed amount of the facility plus a usage fee of 0.10% per annum on the total amount of outstanding borrowings, provided such borrowings exceed $50.0 million. The New Revolving Credit Agreement contains certain covenants, including maintaining specific interest coverage and debt-to-total capitalization ratios.

The Company currently expects to fund expenditures for capital requirements as well as liquidity needs from available cash and short-term investment balances, cash generated from operating activities and from its New Revolving Credit Agreement.

FACTORS THAT MAY AFFECT FINANCIAL CONDITION AND FUTURE RESULTS

Downturns in the oil and gas industry have had, and may in the future have, a negative effect on the Company’s sales and profitability.

Demand for most of the Company’s products and services, and therefore our revenues, depend to a large extent upon the level of capital expenditures related to oil and gas exploration, production, development, processing and transmission. Declines in oil and gas prices negatively affect the level of these activities. Factors that contribute to the volatility of oil and gas prices include the following:

•	the demand for oil and gas, which is negatively impacted by economic downturns;

•	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;

•	the level of production in non-OPEC countries;

•	governmental policies regarding exploration and development of oil and gas reserves;

•	the political environments of oil and gas producing regions;

•	the depletion rates of gas wells in North America; and

•	advances in exploration and development technology.

The Company’s international operations expose us to instability and changes in economic and political conditions, foreign currency fluctuations, changes in foreign regulations and other risks inherent to international business.

The Company has manufacturing and service operations that are essential parts of our business in developing countries and economically and politically volatile areas in Africa, Latin America and the Asia-Pacific region. The risks of international business that the Company is exposed to include the following:

•	volatility in general economic, social and political conditions;

•	differing tax rates, tariffs, exchange controls or other similar restrictions;

•	changes in currency rates;

•	inability to repatriate income or capital;

•	changes in, and compliance with, domestic and foreign laws and regulations which impose a range of restrictions on operations, trade practices, trade partners and investment decisions;

•	reductions in the number or capacity of qualified personnel; and

•	seizure of equipment.

The Company also purchases a large portion of its raw materials and components from a relatively small number of foreign suppliers in countries such as India, China and Pakistan. The ability of these suppliers to meet the Company’s demand could be adversely affected by the factors described above.

The Company is subject to environmental, health and safety laws and regulations that expose the Company to potential liability.

The Company’s operations are subject to a variety of foreign, federal, state and local laws and regulations, including laws and regulations relating to the protection of the environment. We are required to invest financial and managerial resources to comply with these laws and anticipate that the Company will continue to do so in the future. To date, the cost of complying with governmental regulation has not been material, but the fact that such laws or regulations are frequently changed makes it impossible for the Company to predict the cost or impact of such laws and regulations on the Company’s future operations. The modification of existing laws or regulations or the adoption of new laws or regulations imposing more stringent environmental restrictions could adversely affect the Company.

Excess cash is invested in marketable securities which may subject the Company to potential losses.

The Company invests excess cash in publicly-traded debt and equity securities. Changes in the financial markets, including interest rates, as well as the performance of the issuing companies can affect the market value of our short-term investments. The Company had approximately $50.2 million of short-term investments at June 30, 2002.

Implementation of a new enterprise-wide software system could disrupt the Company’s business processes.

The Company is in the process of implementing a new enterprise-wide software system. Although the Company believes it has developed an implementation plan which will allow for a successful transition to the new system, any disruption in this plan could negatively affect the Company’s ability to develop, procure, manufacture and/or deliver products, and could disrupt the Company’s financial reporting system.

Changes in the financial condition of the Company’s customers could impact the Company’s business.

Erosion of the financial condition of customers could adversely affect the Company’s business with regard to both receivables exposure and future revenue realization. In both the Compression Services and Cooper Cameron Valves divisions, a significant portion of revenues for 2001 were derived from a relatively concentrated group of customers in the pipeline and gas compression business, some of which are reported to be experiencing financial and/or other difficulties related to their capitalization. To the extent these customers’ difficulties continue, or worsen, and/or result in curtailments of their expenditures with us, the Company’s revenues and earnings could be negatively affected.

The Company’s deepwater subsea projects expose the Company to risks.

The Company continues to expand into the deepwater subsea systems market. This market potentially subjects the Company to greater risk than has historically been present in the Company’s surface market as the size and relative concentration of exposure in individual subsea projects magnify the other risks discussed herein.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2002, the Company had $50.2 million of short-term investments consisting of publicly traded debt and equity securities. Changes in the financial markets, including interest rates, as well as the performance of the issuing companies can affect the market value of the Company’s short-term investments.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. The Company believes none of these matters, individually or in the aggregate, should have a material adverse impact on the Company’s financial condition.

The Company is involved in litigation over its use of certain intellectual property obtained in connection with a previous acquisition. The matter is being resolved through binding arbitration with a possible range of recoveries against the Company of $1.5 million to $8 million. The Company has an accrual of $2.3 million related to this matter.

The Company has been sued in putative class action purporting to represent certain residents of a community near a former Cameron Iron Works manufacturing site in Houston, Texas. The suit was filed on July 2, 2002 in the Harris County Texas State District Court. The suit alleges that groundwater beneath the residents’ property has been affected by chemical residue migrating from the site. The suit seeks additional testing, reclamation and remediation as well as unspecified property value diminution. It is too early to assess the likely outcome of this case, but the Company has insurance for this type of claim and its effect is not expected to be material to the financial position of the Company.

Item 2.     Changes in Securities and Use of Proceeds

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held in Houston, Texas on May 9, 2002 for the purpose of electing two members of the Board of Directors and ratifying the appointment of independent auditors for 2002. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation. Stockholders approved management’s nominees to the Board by the following votes:

	Board Nominees
	David Ross	Bruce Wilkinson

Shares “For”	48,893,540	48,903,241
Shares “Withheld”	253,632	243,931

Additionally, the appointment of Ernst & Young LLP as independent auditors for 2002 was approved by a vote of 46,648,746 “for”, 2,478,801 “against” with 19,625 shares abstaining.

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits
None

(b)	Reports on Form 8-K
The Company filed a Form 8-K on July 9, 2002 incorporating therein, as an exhibit, a press release dated July 9, 2002 responding to a lawsuit filed by a Houston resident regarding chemical residue in underground water.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER CAMERON CORPORATION
(Registrant)

By:	/s/ THOMAS R. HIX
Thomas R. Hix
Senior Vice President & Chief Financial Officer and authorized to sign on behalf of the Registrant

Date:    August 14, 2002