Form 10-Q
period 2002-09-30
COOPER CAMERON CORP
filed 2002-11-08
CIK 941548

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR

☐ TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number             1-13884

Cooper Cameron Corporation (Exact Name of Registrant in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	76-0451843 (I.R.S. Employer Identification No.)

1333 West Loop South, Suite 1700, Houston, Texas (Address of Principal Executive Offices)	77027 (Zip Code)

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

Yes   X   No

Number of shares outstanding of issuer’s common stock as of October 31, 2002 was 54,356,471.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COOPER CAMERON CORPORATION
CONSOLIDATED RESULTS OF OPERATIONS
(dollars and shares in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
REVENUES	$383.8	$417.2	$1,153.3	$1,156.7

COSTS AND EXPENSES:
Cost of sales (exclusive of depreciation and amortization)	271.8	288.4	818.4	803.6
Depreciation and amortization	19.3	21.1	57.5	58.7
Selling and administrative expenses	64.0	58.2	188.8	169.1
Interest, net	(0.4)	(0.4)	0.1	5.9
Nonrecurring/unusual charges	—	—	—	20.2

Total costs and expenses	354.7	367.3	1,064.8	1,057.5

Income before income taxes	29.1	49.9	88.5	99.2
Income tax provision	(8.4)	(15.5)	(25.7)	(30.7)

Net income	$20.7	$34.4	$62.8	$68.5

Earnings per common share:
Basic	$0.38	$0.63	$1.16	$1.26

Diluted	$0.37	$0.60	$1.11	$1.22

Shares used in computing earnings per common share:
Basic	54.3	54.4	54.2	54.2

Diluted	59.7	59.6	59.8	57.7

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION

CONSOLIDATED BALANCE SHEETS
(dollars in millions, except shares and per share data)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$265.6	$111.6
Short-term investments	46.8	102.1
Receivables, net	292.9	306.2
Inventories, net	391.4	423.8
Other	24.2	21.3

Total current assets	1,020.9	965.0

Plant and equipment, net	456.6	460.1
Goodwill, net	274.0	259.8
Other assets	214.7	190.2

TOTAL ASSETS	$1,966.2	$1,875.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$6.2	$10.5
Accounts payable and accrued liabilities	349.4	349.2
Accrued income taxes	18.5	18.1

Total current liabilities	374.1	377.8

Long-term debt	460.0	459.1
Postretirement benefits other than pensions	45.7	47.8
Deferred income taxes	42.7	41.7
Other long-term liabilities	22.4	25.4

Total liabilities	944.9	951.8

Stockholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized, 54,566,054 shares issued at September 30, 2002 and December 31, 2001	0.5	0.5
Capital in excess of par value	949.4	951.4
Retained earnings	110.5	47.7
Accumulated other elements of comprehensive income	(30.9)	(53.0)
Less: Treasury stock at cost, 223,298 shares at September 30, 2002 (571,320 shares at December 31, 2001)	(8.2)	(23.3)

Total stockholders’ equity	1,021.3	923.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,966.2	$1,875.1

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$20.7	$34.4	$62.8	$68.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16.6	15.6	50.0	44.7
Amortization	2.7	5.5	7.5	14.0
Deferred income taxes and other	0.5	9.6	2.4	17.9
Changes in assets and liabilities, net of translation, acquisitions, and non-cash items:
Receivables	0.2	(24.7)	18.1	(79.9)
Inventories	16.9	(0.3)	44.9	(52.7)
Accounts payable and accrued liabilities	26.2	8.9	(1.5)	21.1
Other assets and liabilities, net	(4.3)	(7.5)	(11.7)	(29.7)

Net cash provided by operating activities	79.5	41.5	172.5	3.9

Cash flows from investing activities:
Capital expenditures	(23.6)	(37.7)	(64.3)	(73.2)
Acquisitions	(14.7)	(6.8)	(20.2)	(36.9)
Sales (purchases) of short-term investments, net	(0.4)	(92.8)	55.2	(91.6)
Other	0.3	0.7	3.7	2.7

Net cash used for investing activities	(38.4)	(136.6)	(25.6)	(199.0)

Cash flows from financing activities:
Loan borrowings (repayments), net	(0.8)	1.1	(5.7)	(177.6)
Issuance of debentures	—	—	—	450.0
Debenture issuance costs	—	(0.5)	—	(8.4)
Purchase of treasury stock	—	(24.4)	—	(24.4)
Activity under stock option plans and other	(1.2)	(0.7)	1.4	6.8

Net cash provided by (used for) financing activities	(2.0)	(24.5)	(4.3)	246.4

Effect of translation on cash	1.9	3.3	11.4	0.2

Increase (decrease) in cash and cash equivalents	41.0	(116.3)	154.0	51.5

Cash and cash equivalents, beginning of period	224.6	184.4	111.6	16.6

Cash and cash equivalents, end of period	$265.6	$68.1	$265.6	$68.1

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

The Company incurred approximately $2.8 million and $7.9 million of amortization of goodwill during the third quarter of 2001 and the nine-month period ended September 30, 2001, respectively. Had SFAS 142 been effective as of January 1, 2001, the Company’s net income, basic earnings per share and diluted earnings per share for the third quarter of 2001 would have been $37.2 million, $0.68 and $0.64, respectively. Additionally, the Company’s net income, basic earnings per share and diluted earnings per share for the nine months ended September 30, 2001 would have been $76.4 million, $1.41 and $1.35, respectively.

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

Note 4—Acquisitions

In September 2002, the Company acquired certain drilling and riser related assets from another oilfield equipment supplier for approximately $14.7 million in cash. The Company also acquired a wellhead business located in West Texas during the first quarter of 2002 for $5.5 million in cash.

Note 5—Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(dollars in millions)
Revenues:
Cameron	$220.1	$232.6	$672.6	$664.7
Cooper Cameron Valves (“CCV”)	74.8	80.8	213.9	219.5
Cooper Compression	88.9	103.8	266.8	272.5

	$383.8	$417.2	$1,153.3	$1,156.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(dollars in millions)
Income (loss) before taxes:
Cameron	$17.8	$34.2	$59.0	$90.9
CCV	10.2	11.6	30.1	29.8
Cooper Compression	6.2	6.8	14.8	(4.2)
Corporate & Other (1)	(5.1)	(2.7)	(15.4)	(17.3)

	$29.1	$49.9	$88.5	$99.2

(1)	Corporate & Other includes expenses associated with the Company’s Corporate office in Houston, Texas as well as all of the Company’s interest.

In connection with an internal restructuring completed during the second quarter of 2002, the Company has combined its Cooper Energy Services and Cooper Turbocompressor divisions into one segment, known as Cooper Compression. The restructuring reflects the common management team of both divisions and the decision to share manufacturing and aftermarket facilities as well as service personnel in order to improve utilization and customer responsiveness. Prior period financial information relating to these two divisions has been combined for consistency with the current period presentation.

Note 6—Certain Balance Sheet Components

Inventories consisted of the following:

	September 30, 2002	December 31, 2001
	(dollars in millions)
Raw materials	$33.1	$35.4
Work-in-process	128.2	139.8
Finished goods, including parts and subassemblies	306.6	323.8
Other	1.9	2.0

	469.8	501.0
Allowances	(78.4)	(77.2)

	$391.4	$423.8

Plant and equipment consisted of the following:

	September 30, 2002	December 31, 2001
	(dollars in millions)
Plant and equipment, at cost	$921.1	$911.6
Accumulated depreciation	(464.5)	(451.5)

	$456.6	$460.1

Net goodwill consisted of the following:

	September 30, 2002	December 31, 2001
	(dollars in millions)
Goodwill, gross	$473.6	$454.7
Accumulated amortization	(199.6)	(194.9)

	$274.0	$259.8

Other intangibles subject to amortization (primarily capitalized internal-use software) are included in other noncurrent assets and consisted of the following:

	September 30, 2002	December 31, 2001
	(dollars in millions)
Other intangibles, gross	$117.6	$92.4
Accumulated amortization	(65.3)	(58.3)

	$52.3	$34.1

Note 7—Short-term Debt

During March 2002, the Company entered into a new revolving credit agreement (the “New Revolving Credit Agreement”). This agreement, which replaced the expiring credit facility, provides the Company with up to $150 million of floating-rate credit advances maturing on March 5, 2003 (all of which was available for borrowing at September 30, 2002). The New Revolving Credit Agreement currently provides for unsecured borrowings at the London Interbank Offered Rate (LIBOR) plus 0.50%. In addition to certain up-front costs, the agreement carries a facility fee of 0.10% per annum on the committed amount of the facility plus a usage fee of 0.10% per annum on the total amount of outstanding borrowings, provided such borrowings exceed $50 million. The agreement also contains certain covenants, including maintaining specific interest coverage and debt-to-total capitalization ratios.

Note 8—Comprehensive Income

The amounts of comprehensive income for the three and nine months ended September 30, 2002 and 2001 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(dollars in millions)
Net income per Consolidated Results of Operations	$20.7	$34.4	$62.8	$68.5
Foreign currency translation gain (loss) (1)	1.4	13.6	22.5	(10.3)
Change in fair value of short-term investments, net of tax	(2.7)	(1.5)	(0.4)	(1.5)
Adjustment to minimum pension liability, net of tax	—	—	—	(0.6)

Comprehensive income	$19.4	$46.5	$84.9	$56.1

(1)	The significant changes in the “Foreign currency translation gain (loss)” relate primarily to the Company’s operations in the United Kingdom, France, Norway and Brazil.

The components of accumulated other elements of comprehensive income at September 30, 2002 and December 31, 2001 were as follows:

	September 30, 2002	December 31, 2001
	(dollars in millions)
Amounts comprising accumulated other elements of comprehensive income:
Accumulated foreign currency translation loss	$(30.1)	$(52.6)
Accumulated adjustments to record minimum pension liabilities, net of tax	(0.3)	(0.3)
Difference between cost and fair value of short-term investments, net of tax	(0.5)	(0.1)

Accumulated other elements of comprehensive income	$(30.9)	$(53.0)

Note 9—Forward Purchase Agreements

At September 30, 2002, the Company was party to two forward purchase agreements with a third party financial institution for the purchase of a total of 1,006,500 shares of the Company’s common stock. The key terms of these agreements are as follows:

	Forward Agreement Dated
	August 2002	March 2002
Underlying shares	350,500	656,000
Average price per share	$39.24	$36.46
Settlement required by	August 12, 2004	March 15, 2004
Maximum issuable shares	2,103,000	3,600,000

Based on the closing market price of $41.76 per share at September 30, 2002, the Company was in a position to acquire these shares at a savings of approximately $4.4 million over current open market purchases.

The carrying cost inherent in these contracts is 3-month LIBOR plus 0.70%. The Company could be required to settle these agreements prematurely if the Company’s stock price falls below $16.50 per share and in certain other limited circumstances. In the event the Company chooses not to settle these transactions in cash, the maximum number of shares the Company could be required to deliver to settle each agreement is reflected above. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, these forward purchase agreements have not been included as a liability in the Company’s September 30, 2002 Consolidated Balance Sheet.

Note 10—Earnings Per Share

The calculation of diluted shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Basic shares	54.3	54.4	54.2	54.2
Impact of employee stock options	0.7	0.5	0.9	1.1
Impact of convertible debentures	4.7	4.7	4.7	2.4

Diluted shares	59.7	59.6	59.8	57.7

The calculation of net income used in computing diluted earnings per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(dollars in millions)
Net income	$20.7	$34.4	$62.8	$68.5
After-tax interest on convertible debentures	1.3	1.2	3.8	1.8

	$22.0	$35.6	$66.6	$70.3

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical data contained herein, this document includes “forward-looking statements” regarding future revenues and earnings of the Company, including fourth quarter and full year earnings per share estimates, as well as expectations regarding cash flows, future nonrecurring/unusual charges and future capital spending made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those described in forward-looking statements. These statements are based on current expectations of the Company’s performance and are subject to a variety of factors, not under the control of the Company, which can affect the Company’s results of operations, liquidity or financial condition. Such factors may include overall demand for, and pricing of, the Company’s products; the size and timing of orders; changes in the price of and demand for oil and gas in both domestic and international markets; political and social issues affecting the countries in which the Company does business; fluctuations in currency markets worldwide; fluctuations in debt and equity markets; and variations in global economic activity. In particular, current and projected oil and gas prices could affect customers’ spending levels and their related purchases of the Company’s products and services. Additionally, changes in oil and gas price expectations may also lead to changes in the Company’s cost structure, staffing or spending levels.

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

THIRD QUARTER 2002 COMPARED TO THIRD QUARTER 2001

Cooper Cameron Corporation had net income of $20.7 million, or $0.37 per share on a fully diluted basis, for the third quarter of 2002 compared to $34.4 million, or $0.60 per share on a fully diluted basis, for the comparable period in 2001.

REVENUES

Revenues for the third quarter of 2002 totaled $383.8 million, a decrease of 8.0% from $417.2 million for the third quarter of 2001.

Revenues for the third quarter of 2002 for Cameron totaled $220.1 million, a decrease of 5.4% from $232.6 million for the third quarter of 2001. Geographically, sales increased to customers in the Eastern Hemisphere and the Asia Pacific/Middle East region while decreasing in the Western Hemisphere. Increased subsea and aftermarket sales in the Eastern Hemisphere and increased surface and aftermarket sales in the Asia Pacific/Middle East region were more than offset by sales declines across all product lines in the Western Hemisphere, which primarily relate to the overall weakness in the North American natural gas market.

Revenues for the third quarter of 2002 for Cooper Cameron Valves (“CCV”) totaled $74.8 million, down 7.4% from $80.8 million for the third quarter of 2001. The decline in revenues reflects market softness in the distributor, Orbit and aftermarket product lines, partially offset by increased deliveries of ball valves, mainly for pipeline projects contained in backlog at the beginning of the period.

Revenues for the third quarter of 2002 for Cooper Compression totaled $88.9 million, a decrease of 14.3% from $103.8 million for the third quarter of 2001. The decrease in revenues was primarily driven by weakness in reciprocating new unit sales, partially offset by an increase in centrifugal new unit sales.

ORDERS

Orders were as follows:

	Three months ended September 30,		Increase (Decrease)
	2002	2001
	(dollars in millions)
Cameron	$457.5	$304.7	$152.8
CCV	58.8	77.1	(18.3)
Cooper Compression	84.5	96.0	(11.5)

	$600.8	$477.8	$123.0

The increase in Cameron’s orders results from the award of several large subsea projects during the third quarter of 2002 along with a modest increase in drilling orders, partially offset by a decline in surface orders in the Western Hemisphere driven by the overall weakness in the North American natural gas market.

The decline in CCV’s orders reflects weakness across all of CCV’s product lines due to (i) weaknesses in the pipeline construction market, (ii) softness in the North American natural gas market, and (iii) weak conditions in the gas processing, chemical and petrochemical processing and refining markets, as well as a more competitive environment.

The decline in Cooper Compression’s orders was driven primarily by a significant decline in demand for new reciprocating units. This weakness is attributable primarily to the financial difficulties faced by the division’s gas compression customers, including equipment rental companies and interstate pipeline operators. Cooper Compression also expects these conditions to negatively impact service and parts spending related to ongoing maintenance by these customers over the near term.

COSTS AND EXPENSES

Gross margin (exclusive of depreciation and amortization) for the third quarter of 2002 was $112.0 million as compared to $128.8 million for the third quarter of 2001, a decrease of

13.0%. The gross margin percentage for the third quarter of 2002 decreased to 29.2% from 30.9% in the third quarter of 2001.

Cameron’s gross margin percentage decreased to 27.9% for the third quarter of 2002 from 32.6% for the third quarter of 2001. This decrease is attributable to, among other things, (i) a decline in margins across all product lines, (ii) increased costs related to the Company’s postretirement benefit plans, (iii) the continued effects of higher infrastructure costs as a result of the Company’s decision to maintain capacity in anticipation of increasing activity in future periods, and (iv) pricing pressures in the North American surface and aftermarket areas.

CCV’s gross margin percentage decreased to 29.1% for the third quarter of 2002 from 30.6% for the third quarter of 2001 primarily due to higher valve shipments for international projects, which typically carry lower margins, and the effect of spreading relatively fixed costs over a lower activity level.

Cooper Compression’s gross margin percentage increased to 32.6% for the third quarter of 2002 from 27.3% for the third quarter of 2001 due primarily to higher margins in the reciprocating product line (both new units and aftermarket parts and services) partially offset by a decline in margins in the centrifugal product line resulting from continued price pressure in this market.

Depreciation and amortization expense for the third quarter of 2002 was $19.3 million, a decrease of $1.8 million from $21.1 million for the third quarter of 2001, due primarily to the lack of goodwill amortization in 2002 partially offset by increased depreciation associated with capital expenditures.

Selling and administrative expenses for the third quarter of 2002 were $64.0 million, an increase of $5.8 million from $58.2 million for the third quarter of 2001. The increase in selling and administrative expenses is due primarily to (i) increased costs related to the Company’s postretirement benefit plans, (ii) the continued effects of higher infrastructure costs as a result of the Company’s decision to maintain capacity in anticipation of increasing activity in future periods, including incremental subsea infrastructure investments, and (iii) additional costs resulting from acquisitions made during the latter part of the third quarter of 2001 and the first quarter of 2002.

Interest for the third quarter of 2002 was income of $0.4 million, unchanged from the third quarter of 2001.

The income tax provision for the third quarter of 2002 was $8.4 million as compared to $15.5 million for the third quarter of 2001. The estimated effective tax rate for the third quarter of 2002 was 29.0% as compared to 31.0% in the third quarter of 2001. The lower tax rate for the third quarter of 2002 primarily reflects the discontinuance of amortizing goodwill, which has historically been a permanent tax difference.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Cooper Cameron Corporation had net income of $62.8 million, or $1.11 per share on a fully diluted basis, for the first nine months of 2002 compared to $68.5 million, or $1.22 per share on a fully diluted basis, for the comparable period of 2001. Included in the results for the first nine months of 2001 were after-tax charges of $13.9 million ($20.2 million pre-tax), or $0.24 per share, associated with cost rationalization efforts in CES. Excluding these charges, the Company earned $1.46 per share in the first nine months of 2001.

REVENUES

Revenues for the first nine months of 2002 totaled $1,153.3 million, essentially flat with $1,156.7 million for the comparable period of 2001.

Revenues for the first nine months of 2002 for Cameron totaled $672.6 million, an increase of 1.2% from $664.7 million for the comparable period of 2001. Geographically, sales increased to customers in the Eastern Hemisphere and the Asia Pacific/Middle East region while decreasing in the Western Hemisphere. Increased subsea and aftermarket sales in the Eastern Hemisphere and increased sales in all product lines in the Asia Pacific/Middle East region were partially offset by sales declines in the Western Hemisphere in all product lines.

Revenues for the first nine months of 2002 for CCV totaled $213.9 million, a decrease of 2.5% from $219.5 million for the comparable period of 2001. Weaknesses in the distributor, Orbit and aftermarket product lines were partially offset by increased deliveries of ball valves, mainly for pipeline projects.

Revenues for the first nine months of 2002 for Cooper Compression totaled $266.8 million, a decrease of 2.1% from $272.5 million for the comparable period of 2001. The decrease in revenues was primarily driven by decreased reciprocating and centrifugal new unit sales, partially offset by an increase in reciprocating parts sales, which was primarily attributable to the acquisition of Nickles in 2001.

ORDERS AND BACKLOG

Orders were as follows:

	Nine months ended September 30,		Increase (Decrease)
	2002	2001
	(dollars in millions)
Cameron	$865.8	$810.0	$55.8
CCV	190.3	238.5	(48.2)
Cooper Compression	251.1	276.4	(25.3)

	$1,307.2	$1,324.9	$(17.7)

The increase in Cameron’s orders reflects a significant increase in subsea orders, primarily resulting from several large subsea contracts in the third quarter of 2002, along with an increase in drilling orders offset by a decline in surface and aftermarket orders, primarily reflecting the weakness in the North American natural gas market.

The decrease in CCV’s orders reflects weakness across all of CCV’s product lines due to (i) weaknesses in the pipeline construction market, (ii) softness in the North American natural gas market, and (iii) weak market conditions in the gas processing, chemical and petrochemical processing and refining markets, as well as a more competitive environment.

The decline in Cooper Compression’s orders was driven primarily by a significant drop in the demand for new reciprocating units partially offset by higher reciprocating parts orders, primarily due to the acquisition of Nickles in 2001, and higher centrifugal new unit orders.

Backlog comprised the following:

	September 30, 2002	December 31, 2001	Increase (Decrease)
	(dollars in millions)
Cameron	$718.5	$521.6	$196.9
CCV	48.0	71.2	(23.2)
Cooper Compression	83.2	102.6	(19.4)

	$849.7	$695.4	$154.3

The increase in Cameron’s backlog reflects the significant subsea orders received during the third quarter of 2002, partially offset by a decline in orders in the Western Hemisphere’s surface and aftermarket areas. The decrease in CCV’s backlog reflects weaknesses across all product lines, particularly ball valves for domestic pipeline projects. The decline in Cooper Compression’s backlog primarily reflects the significant drop in demand for new reciprocating units.

COSTS AND EXPENSES

Gross margin (exclusive of depreciation and amortization) for the first nine months of 2002 was $334.9 million, as compared to $353.1 million for the comparable period of 2001. The gross margin percentage for the first nine months of 2002 decreased to 29.0% from 30.5% for the comparable period of 2001.

Cameron’s gross margin percentage decreased to 28.1% for the first nine months of 2002 from 31.4% for the comparable period of 2001. This decrease is attributable to, among other things, (i) a decline in margins across all product lines, except the surface product line which was relatively flat, (ii) a $2.1 million provision related to an intellectual property litigation matter (see Part II, Item 1. Legal Proceedings), (iii) increased costs related to the Company’s postretirement benefit plans, (iv) the continued effects of higher infrastructure costs as a result of the Company’s decision to maintain capacity in anticipation of increasing activity in future periods, (v) pricing pressures in the North American surface and aftermarket areas, and (vi) increased obsolete inventory provisions.

CCV’s gross margin percentage decreased to 30.3% for the first nine months of 2002 from 31.3% for the comparable period of 2001 primarily due to higher infrastructure costs.

Cooper Compression’s gross margin percentage increased to 30.6% for the first nine months of 2002 from 28.0% for the comparable period of 2001 due to improved margins in the reciprocating and centrifugal product lines.

Depreciation and amortization expense for the first nine months of 2002 was $57.5 million, a decrease of $1.2 million from $58.7 million for the comparable period of 2001 due primarily to the lack of goodwill amortization, partially offset by increased depreciation associated with capital expenditures and fixed assets purchased in acquisitions.

Selling and administrative expenses for the first nine months of 2002 were $188.8 million, an increase of $19.7 million from $169.1 million for the comparable period of 2001. The increase in selling and administrative expenses is due primarily to (i) increased costs related to the Company’s postretirement benefit plans, (ii) the continued effects of higher infrastructure costs as a result of the Company’s decision to maintain capacity in anticipation of increasing activity in future periods, including incremental subsea infrastructure investments, and (iii) additional costs resulting from acquisitions made during 2001 and the first quarter of 2002.

Interest expense for the first nine months of 2002 was $0.1 million, a decrease of $5.8 million from $5.9 million for the comparable period of 2001. This decrease reflects the paydown of the majority of the amounts outstanding under the Company’s revolving credit agreement during 2001 with the proceeds from the issuance of convertible debentures that yield approximately 1.5%, as well as interest income generated by the Company’s cash and short-term investments.

As described further in Note 3 to the Consolidated Condensed Financial Statements, the Company incurred $20.2 million of nonrecurring/unusual charges during the first six months of 2001 associated with cost rationalization efforts at CES.

The income tax provision for the first nine months of 2002 was $25.7 million as compared to $30.7 million for the comparable period of 2001. The estimated effective tax rate for the first nine months of 2002 was 29.0% as compared to 31.0% for 2001. The tax rate for the first nine months of 2002 primarily reflects the discontinuance of amortizing goodwill, which has historically been a permanent tax difference.

OUTLOOK FOR THE FOURTH QUARTER OF 2002

Primarily as a result of the continued weakness in the North American natural gas markets and its negative impact on the Company’s North American surface, valve and compression businesses, the Company remains cautious in its outlook for the fourth quarter of 2002. The Company currently expects fourth quarter fully diluted earnings per share, prior to nonrecurring/unusual charges, to be approximately $0.38 to $0.42. Full-year fully diluted earnings per share for 2002, prior to nonrecurring/unusual charges, are expected to be approximately $1.50 to $1.54, based upon current forecasts. The Company is considering certain cost rationalization steps, primarily within Cooper Compression. As a result of these steps, the Company currently anticipates that it will incur nonrecurring/unusual charges of approximately $15-$20 million, approximately one-half of which is expected to be cash costs. The majority of the costs will be recognized in the fourth quarter of 2002.

CASH FLOW, LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

The Company’s cash and cash equivalents and short-term investments totaled $312.4 million at September 30, 2002, an increase of $98.7 million from December 31, 2001. This increase resulted primarily from cash generated from operating activities, partially offset by capital expenditures and acquisition costs.

During the first nine months of 2002, the Company’s operating activities generated $172.5 million of cash compared to $3.9 million in the comparable period of 2001. The change in cash flow generated from operations is primarily attributable to lower net working capital requirements.

The Company spent $64.3 million for capital additions during the first nine months of 2002 compared to $73.2 million for the comparable period of 2001. The lower level of spending in 2002 as compared to 2001 primarily represents decreased spending at Cameron. The Company currently expects capital spending for 2002 to be approximately $90.0 million. The Company also spent $5.5 million in March 2002 on the acquisition of a wellhead business located in West Texas and $14.7 million in September 2002 on the acquisition of certain drilling and riser related assets from another oilfield equipment supplier. During the nine months ended September 30, 2002, the Company made net sales of $55.2 million of short-term investments and recognized a pre-tax gain of $1.7 million on these sales.

During the third quarter of 2002, the Company reached an agreement with a joint-venture partner whereby the partner has the option to purchase certain specialized fixed assets with a net book value of $3.9 million as of September 30, 2002 and certain other assets by January 1, 2003 for a cash payment of $4.3 million and certain other consideration. Should the joint venture partner not purchase these assets, the Company will find alternative uses or otherwise dispose of these assets.

During March 2002, the Company entered into a new revolving credit agreement (the “New Revolving Credit Agreement”). This agreement, which replaced the expiring credit facility, provides the Company with up to $150.0 million of floating-rate credit advances maturing on March 5, 2003 (all of which was available for borrowing at September 30, 2002). The New Revolving Credit Agreement currently provides for unsecured borrowings at the London Interbank Offered Rate (LIBOR) plus 0.50%. In addition to certain up-front costs, the agreement carries a facility fee of 0.10% per annum on the committed amount of the facility plus a usage fee of 0.10% per annum on the total amount of outstanding borrowings, provided such borrowings exceed $50.0 million. The New Revolving Credit Agreement contains certain covenants, including maintaining specific interest coverage and debt-to-total capitalization ratios.

As discussed in FACTORS THAT MAY AFFECT FINANCIAL CONDITION AND FUTURE RESULTS below, the Company expects to make contributions to its pension plans of approximately $40-$50 million during the fourth quarter of 2002. Additionally, the Company is currently negotiating a sale-leaseback transaction for the Cameron headquarters building located in Houston, Texas. Proceeds from this sale are estimated to be approximately $32.0 million and the transaction is expected to be concluded by year-end. The term of the lease is anticipated to be 22 years.

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

Demand for most of the Company’s products and services, and therefore our revenues, depend to a large extent upon the level of capital expenditures related to oil and gas exploration, production, development, processing and transmission. Declines, as well as anticipated declines, in oil and gas prices negatively affect the level of these activities. Factors that contribute to the volatility of oil and gas prices include the following:

•	the demand for oil and gas, which is impacted by economic conditions and weather;

•	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;

•	the level of production in non-OPEC countries;

•	governmental policies regarding exploration and development of oil and gas reserves;

•	the political environments of oil and gas producing regions;

•	the depletion rates of gas wells in North America; and

•	advances in exploration and development technology.

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

America, the Middle East and the Asia-Pacific region. The risks of international business that the Company is exposed to include the following:

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

The Company also purchases a large portion of its raw materials and components from a relatively small number of foreign suppliers in countries such as India, South Korea, Taiwan and China. The ability of these suppliers to meet the Company’s demand could be adversely affected by the factors described above.

The Company is subject to environmental, health and safety laws and regulations that expose the Company to potential liability.

The Company’s operations are subject to a variety of national and state, provisional and local laws and regulations, including laws and regulations relating to the protection of the environment. We are required to invest financial and managerial resources to comply with these laws and anticipate that the Company will continue to do so in the future. To date, the cost of complying with governmental regulation has not been material, but the fact that such laws or regulations are frequently changed makes it impossible for the Company to predict the cost or impact of such laws and regulations on the Company’s future operations. The modification of existing laws or regulations or the adoption of new laws or regulations imposing more stringent environmental restrictions could adversely affect the Company.

Excess cash is invested in marketable securities which may subject the Company to potential losses.

The Company invests excess cash in publicly-traded debt and equity securities. Changes in the financial markets, including interest rates, as well as the performance of the issuing companies can affect the market value of our short-term investments. The Company had approximately $46.8 million of short-term investments at September 30, 2002.

Implementation of a new enterprise-wide software system could disrupt the Company’s business processes.

The Company is in the process of implementing a new enterprise-wide software system. During October 2002, the Company converted the U.S. and Canadian operations of Cameron and CCV onto the new system. The majority of the Company’s remaining operations are expected to be converted to the new system during 2003. Although the Company believes it has developed an overall implementation plan which will allow for a successful transition to the new system, any disruption in this plan could negatively affect the Company’s ability to develop, procure, manufacture and/or deliver products, and could disrupt the Company’s financial reporting system. Senior management is not aware of any material problems with the conversion.

Changes in the financial condition of the Company’s customers could impact the Company’s business.

Erosion of the financial condition of customers could adversely affect the Company’s business with regard to both receivables exposure and future revenue realization. In both the Cooper Compression and Cooper Cameron Valves divisions, a significant portion of revenues for 2001 and 2002 were derived from a relatively concentrated group of customers in the pipeline and gas compression business, some of which are reported to be experiencing financial and/or other difficulties related to their capitalization. The Company believes that these difficulties have negatively impacted the Company’s business with these customers, particularly in the Cooper Compression division. To the extent these customers’ difficulties continue, or worsen, and/or result in curtailments of their expenditures with us, the Company’s revenues and earnings could continue to be negatively affected.

The Company’s deepwater subsea projects expose the Company to new risks.

The Company continues to expand into the deepwater subsea systems market. These projects are significantly larger in scope and complexity (both in terms of technical and logistical requirements) than is present in the Company’s surface and shallow-water subsea markets. To the extent the Company experiences difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted. As of September 30, 2002, the Company had a deepwater subsea backlog of approximately $275 million.

Changes in the equity and debt markets impacts pension expense and funding requirements for the Company’s defined benefit plans.

The Company accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (“SFAS 87”) which requires that amounts recognized in the financial statements be determined on an actuarial basis. A significant element in determining the Company’s pension income or expense in accordance with SFAS 87 is the expected return on plan assets. The Company has assumed that the expected long-term rate of return on plan assets will be 6.0%-9.25% depending on the plan. The assumed long-term rate of return on assets is applied to a calculated value of plan assets which results in an estimated return on plan assets that is included in current year pension income or expense. The difference between this expected return and the actual return on plan assets is deferred and amortized against future pension income or expense. Due to the weakness in the overall equity markets since 2000, the plan assets have earned a rate of return substantially less than the assumed long-term rate of return. As a result, current and future expense associated with the Company’s pension plans has and will continue to increase significantly from the level recognized historically.

Additionally, SFAS 87 requires the recognition of a minimum pension liability to the extent the assets of the plans are below the accumulated benefit obligation of the plans. Given the decline in the assets of the plans during the last two years, the Company anticipates making contributions to the plans during the fourth quarter of 2002 of approximately $40-$50 million in order to avoid recognizing a minimum pension liability.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2002, the Company had $46.8 million of short-term investments consisting of publicly-traded debt and equity securities. Changes in the financial markets, including interest rates, as well as the performance of the issuing companies can affect the market value of the Company’s short-term investments.

Item 4.    Controls and Procedures

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s Disclosure Committee of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Disclosure Committee has presented its conclusion on the aforementioned controls to the Company’s chief executive officer and chief financial officer. Based on the evaluation performed by the Disclosure Committee, the Company’s senior management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective. Subsequent to the effective date of the evaluation, the Company converted the U.S. and Canadian operations of Cameron and CCV to a new enterprise-wide software system. Although the Company developed an overall implementation plan which it believes will allow for a successful transition to the new system, the Disclosure Committee has not reviewed the effectiveness of the disclosure controls and procedures with respect to this conversion. This will occur in conjunction with the Company’s fourth quarter certification process.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. The Company believes none of these matters, individually or in the aggregate, should have a material adverse impact on the Company’s financial condition.

The Company is involved in litigation over its use of certain intellectual property obtained in connection with a previous acquisition. The matter is being resolved through binding arbitration with an agreed range of recoveries against the Company of between $1.5 million and $8 million. The Company has an accrual of $2.1 million related to this matter.

The Company has been sued in putative class action purporting to represent certain residents of a community near a former Cameron Iron Works manufacturing site in Houston, Texas. The suit was filed on July 2, 2002 in the Harris County, Texas State District Court. The suit alleges that groundwater beneath the residents’ property has been affected by chemical residue migrating from the site. The suit seeks additional testing, reclamation and remediation as well as unspecified property value diminution. It is too early to assess the likely outcome of this case, but the Company has insurance for this type of claim and the effects of this suit are not expected to be material to the financial position of the Company.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits
None

(b)    Reports on Form 8-K
 The Company filed a Form 8-K dated July 9, 2002 incorporating therein, as an exhibit, a press release dated July 9, 2002 responding to a lawsuit filed by a Houston resident regarding chemical residue in underground water.

 The Company filed two Forms 8-K dated August 14, 2002 incorporating therein, as exhibits, (i) statements from the principal executive officer and principal financial officer regarding facts and circumstances relating to the Company’s filings under the Securities Exchange Act of 1934 pursuant to Securities and Exchange Commission Order No. 4-460 and (ii) certifications of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 relating to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER CAMERON CORPORATION (Registrant) /S/ THOMAS R. HIX Thomas R. Hix Senior Vice President and Chief Financial Officer and authorized to sign on behalf of the Registrant
Date: November 7, 2002

CERTIFICATIONS

I, Sheldon R. Erikson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cooper Cameron Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ SHELDON R. ERIKSON Sheldon R. Erikson Chairman, President and Chief Executive Officer

Date: November 7, 2002

CERTIFICATIONS

I, Thomas R. Hix, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cooper Cameron Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ THOMAS R. HIX Thomas R. Hix Senior Vice President Chief Financial Officer

Date: November 7, 2002