Form 10-K
period 2002-12-31
COOPER CAMERON CORP
filed 2003-03-26
CIK 941548

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13884

COOPER CAMERON CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	76-0451843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1333 West Loop South Suite 1700
Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (713) 513-3300

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 Per Share	New York Stock Exchange

Junior Participating Preferred Stock	New York Stock Exchange
Purchase Rights
Par Value $0.01 Per Share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☒    No ☐

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of Registrant as of June 30, 2002, our most recently completed second fiscal quarter, was approximately $1,727,207,881. For the purposes of the determination of the above statement amount only, all directors and executive officers of the Registrant are presumed to be affiliates. The number of shares of Common Stock, par value $.01 per share, outstanding as of March 14, 2003 was 54,645,343.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Annual Report to Stockholders for 2002 are incorporated by reference into Part II.

Portions of Registrant’s 2003 Proxy Statement for the Annual Meeting of Stockholders to be held

May 8, 2003 are incorporated by reference into Part III.

		Page
Item		2002 Form 10-K	2002 Annual Report	March 21, 2003 Proxy Statement
	Part I
1.	Business	1	—	—
	Markets and Products	1	—	—
	Market Issues	5	—	—
	Geographic Breakdown of Revenues	6	—	—
	New Product Development	6	—	—
	Competition	7	—	—
	Manufacturing	7	—	—
	Backlog	8	—	—
	Patents, Trademarks and Other Intellectual Property	8	—	—
	Employees	8	—	—
	Available Information	8	—	—

2.	Properties	9	—	—

3.	Legal Proceedings	9	—	—

4.	Submission of Matters to a Vote of Security Holders	10	—	—

	Part II

5.	Market for Registrant’s Common Equity and Related Stockholder Matters	10	—	—

6.	Selected Financial Data	11	57	—

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11	25-33	—

7A.	Quantitative and Qualitative Disclosures about Market Risk	11	33	—

8.	Financial Statements and Supplementary Data	12	34-56	—

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	12	—	—

	Part III

10.	Directors and Executive Officers of the Registrant	12	—	10-12, 23

11.	Executive Compensation	13	—	10, 13-21

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14	—	12-13,22

13.	Certain Relationships and Related Transactions	14	—	—

	Part IV
14.	Controls and Procedures	15	—	—
15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	15	—	—

16.	Principal Accountant Fees and Services	18	—	9

	Signatures	19	—	—

	Certifications	20	—	—

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

Cooper Cameron’s business of manufacturing petroleum production equipment and compression and power equipment began in the mid-1800s with the manufacture of steam engines that provided power for plants and textile or rolling mills. By 1900, with the discovery of oil and gas, Cooper Cameron’s predecessors moved into the production of natural gas internal combustion engines and gas compressors. Product offerings were added by the Company’s predecessors through various acquisitions, in particular the acquisitions of The Bessemer Gas Engine Company (gas engines and compressors); Pennsylvania Pump and Compressor (reciprocating air and gas compressors); Ajax Iron Works (compressors); Superior (engines and compressors); Joy Petroleum Equipment Group (valves, couplings and wellheads); Joy Industrial Compressor Group (compressors); and Cameron Iron Works (blowout preventers, ball valves, control equipment and McEvoy-Willis wellhead equipment and choke valves).

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

In September 2002, the Company acquired certain assets of Stewart and Stevenson’s Petroleum Equipment Segment, providing a combination of product line additions and cost savings opportunities within the Cameron division. In December 2002, the Company acquired Nutron Industries, a valve manufacturer based in Edmonton, Canada. This acquisition expands the product offerings of the Cooper Cameron Valves division, and provides opportunities to grow sales outside the United States, particularly in Canada.

Business Segments

Markets and Products

The Company’s operations are organized into three separate business segments, which are Cameron, Cooper Cameron Valves and Cooper Compression, each of which conducts business as a division of the Company. For additional business segment information for each of the three years in the period ended December 31, 2002, see Note 13 of the Notes to Consolidated Financial Statements, which Notes are incorporated herein by reference in Part II, Item 8 hereof (“Notes to Consolidated Financial Statements”).

Cameron Division

Cameron is a leading provider of systems and equipment used to control pressures and direct flows of oil and gas wells. Its products are employed in a wide variety of operating environments including basic onshore fields, highly complex onshore and offshore environments, deepwater subsea applications and ultra-high temperature geothermal operations.

Cameron is a global supplier of integrated drilling systems for land, offshore platform and subsea applications. Cameron’s products include surface and subsea production systems, blowout preventers, drilling and production control systems, gate valves, actuators, chokes, wellheads, drilling riser and aftermarket parts and services. Cameron’s products are marketed under the brand names Cameron®, W-K-M®, McEvoy® and Willis®. Additionally, Cameron manufacturers elastomers, which are used in pressure and flow control equipment, other petroleum industry applications as well as in the petroleum, petrochemical, rubber molding and plastics industries.

Cameron’s aftermarket program, CAMSERV™, combines traditional aftermarket services and products, such as equipment maintenance and reconditioning, with Cameron’s information technology toolset. CAMSERV’s services are designed to provide flexible, cost-effective solutions to customer aftermarket needs throughout the world. Cameron also provides an inventory of repair parts, service personnel, planning services and inventory and storage of customers’ idle equipment. During the last couple of years, Cameron has continued to enhance its aftermarket presence worldwide with new facilities in Saudi Arabia, Macae, Brazil and Malabo, Equatorial Guinea along with a world-class CAMSERV facility scheduled for completion in early 2003 in Luanda, Angola.

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

The Cameron Willis Chokes business unit was formed to focus resources on the choke product line with the goal of enhancing Cameron’s performance in this product line. Cameron Willis manufactures Cameron and Willis brand chokes and Cameron brand actuators for the surface and subsea production markets. The Company’s primary choke manufacturing operations have now been consolidated into its Longford, Ireland facility with surface gate valve actuator manufacturing primarily performed at the Cameron Willis plant in Houston, Texas, which commenced operations in an expanded facility in March 2002.

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

During 2001, Cameron reorganized to address the growing market for system-level subsea projects, in which clients entrust their suppliers with more responsibility to deliver complete systems. The Offshore Systems organization was created expressly for such projects and provides concept design, systems engineering, and project management for offshore projects.

During 2002, Cameron introduced a new Environmental Safe Guard (ESG™) system which combines a traditional surface blowout preventer with a subsea device (the ESG unit) at the bottom of the drilling string. This allows operators to use the less expensive second- or third-generation semisubmersible rigs, instead of fourth- or fifth-generation units, to drill in deepwater locales.

Also in 2002, Cameron Controls was reorganized, with drilling controls merging with Cameron’s Drilling organization, and production and workover controls merging with the Offshore Systems organization. Cameron’s two primary controls manufacturing assembly and testing facilities are located in Celle, Germany and Houston, Texas.

Cameron primarily markets its products directly to end-users through a worldwide network of sales and marketing employees, supported by agents in some international locations. Due to the technical nature of many of the products, the marketing effort is further supported by a staff of engineering employees. The balance of Cameron’s products are sold through established independent distributors.

Cameron’s primary customers include oil and gas majors, independent producers, engineering and construction companies, drilling contractors, rental companies and geothermal energy producers.

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

CCV’s products include gate valves, ball valves, butterfly valves, Orbit valves, rotary process valves, block & bleed valves, plug valves, globe valves, check valves, actuators, chokes and aftermarket parts and services. These products are marketed under the brand names Cameron®, W-K-M®, Orbit®, Demco®, Foster®, Thornhill Craver™, TriAx® and TruSeal®. During the first quarter of 2000, CCV expanded its field service capabilities with the acquisition of Valve Sales Inc., a Houston-based valve repair and manufacturing company. CCV’s aftermarket business is known as VALVSERV. As described previously, Nutron, a Canadian valve manufacturer was acquired in December 2002 in order to further expand CCV’s product offerings, particularly in Canada.

CCV markets its equipment and services through a worldwide network of combined sales and marketing employees, distributors and agents in selected international locations. Due to the technical nature of many of the products, the marketing effort is further supported by a staff of engineering employees.

CCV’s primary customers include oil and gas majors, independent producers, engineering and construction companies, pipeline operators, drilling contractors and major chemical, petrochemical and refining companies.

Cooper Compression Division

Cooper Compression was created in 2002 through the combination of Cooper Energy Services (CES) and Cooper Turbocompressor (CTC). The business is divided into Reciprocating Technology, which encompasses the products and services historically provided by CES, and Centrifugal Technology, which encompasses the air compression markets traditionally served by CTC.

Cooper Compression is a leading provider of reciprocating and centrifugal technology, including reciprocating compression equipment and related aftermarket parts and services for the energy industry. Cooper

Compression’s products include aftermarket parts and services, integral reciprocating engine-compressors, reciprocating compressors, turbochargers, control systems, integrally geared centrifugal compressors, compressor systems and controls. Its aftermarket services include spare parts, technical services, repairs, overhauls and upgrades. Its Compression Solutions™ services include rental compressors, air-over-the-fence (long-term contracts to purchase compressed air) and air system audits.

Cooper Compression’s products and services are marketed under the Ajax®, Superior®, Cooper-Bessemer® (Reciprocating Products), Penn™, PPC®, Enterprise™, Texcentric®, Nickles Industrial™, Turbine Specialties™, Turbo Air®, Genuine Joy® (aftermarket parts only), Dry Pak™, Turboblend®, TA™ and MSG® (centrifugal products) brand names. Cooper Compression provides global support for its products and maintains sales and/or service offices in key international locations.

Reciprocating Technology

Cooper Compression provides Ajax integral engine-compressors (140 to 880 horsepower), which combine the engine and compressor on a single drive shaft and are used for gas re-injection and storage, as well as smaller gathering and transmission lines. In addition, a line of rotary screw compressors powered by natural gas engines and electric motor drives was added in 1997. A proprietary 1,150 psi high-pressure rotary screw system was introduced in 1999.

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

There is an installed base of Cooper-Bessemer, Penn, Enterprise, Superior, Ajax and Joy engines and compressors (up to 30,000 horsepower) for which Cooper Compression provides replacement parts and service on a worldwide basis.

In 1999, sales of new compression equipment domestically was begun through a network of independent distributors rather than on a direct basis to the end user. These distributors have to date been offered varying levels of pricing and support depending on their volume of purchases and whether the products purchased are for their own rental fleets or for resale. The network of distributors for domestic compression equipment was completed in mid-2000. Cooper Compression continues to sell its compression equipment internationally directly to end users through a network of sales and marketing employees supported by agents in some locations.

In addition to the previously described sale of the rotating business, Cooper Compression has undergone a significant level of restructuring to enhance the productivity of its manufacturing processes. The closing of the Grove City, Pennsylvania plant and foundry was completed in 2000. Most of the activity previously conducted at that location was outsourced to third parties or relocated to other facilities. In 2001, the relocation of the central warehouse from Mt. Vernon, Ohio to Houston, Texas was completed. The 2001 acquisitions of Nickles Industrial and Turbine Specialties Inc. allowed Cooper Compression to expand its aftermarket business into servicing compression and power equipment from other manufacturers.

As part of its restructuring, Cooper Compression has constructed the new Superior separable compressor plant and research and development center in Waller, Texas. Each manufacturing station in the new plant is designed for short cycle, just-in-time machining and assembly to reduce inventory requirements and product lead times. The plant is designed to manufacture the division’s complete line of Superior compressor units to serve the natural gas market. The relocation of the existing compressor plant in Mt. Vernon, Ohio to the new Waller facility was completed in the first half of 2001.

In January 2001, the decision to exit the market for new Superior brand natural gas engines, including its 2400 engine line, and to close the Springfield, Ohio engine plant was announced. This shutdown was substantially completed by the end of the second quarter of 2001.

Cooper Compression continued its restructuring efforts in 2002 with the fourth quarter decision to close an additional 13 facilities worldwide in order to properly size the business with respect to current market conditions.

Cooper Compression’s primary customers in reciprocating technology include gas transmission companies, compression leasing companies, oil and gas producers and processors and independent power producers.

Centrifugal Technology

Cooper Compression also manufactures and supplies integrally geared centrifugal compressors, compressor systems and controls to customers around the world. Additionally, it offers complete aftermarket services and Compression Solutions, including rental compressors, air-over-the-fence and air system audits. Centrifugal air compressors, used primarily in manufacturing processes, are sold under the trade name of Turbo Air, with specific models including the TA-2000, TAC-2000, TA-3000, TA-6000, TA-11000 and TA-20000. Engineered Compressors are used in the process air and gas markets and are identified by the trade names of TA and MSG.

The process and plant air centrifugal compressors deliver oil-free compressed gas to the customer, thus preventing oil contamination of the finished products. Worldwide customers increasingly prefer oil-free air for quality, safety, operational and environmental reasons.

Cooper Compression provides installation and maintenance service, labor, parts, repairs, overhauls and upgrades to its worldwide customers for plant air and process gas compressors. It also provides aftermarket service and repairs on all equipment it produces through a worldwide network of distributors, service centers and field service technicians utilizing an extensive inventory of parts, including Genuine Joy parts.

Cooper Compression’s customers in centrifugal technology are petrochemical and refining companies, natural gas processing companies, durable goods manufacturers, utilities, air separation and chemical companies and industrial manufacturing companies with a specific focus on automotive, glass, textile, electronics, food, container, beverage, pharmaceutical and other companies that require reliable air compressors.

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

G eographic Breakdown of Revenues

Revenues for the year ended December 31, 2002 were generated from shipments to the following regions of the world (dollars in thousands):

Region	Revenues	% to Total
North America	$750,059	48.8%
South America	75,992	4.9
Asia, including Middle East	264,063	17.2
Africa	205,641	13.4
Europe	226,676	14.7
Australia, New Zealand And Other	15,669	1.0

	$1,538,100	100.0%

New Product Development

Several new drilling products have been introduced by Cameron since 1998. These new products include the 3.5 million-pound load capacity LoadKing™ riser system, used for drilling in up to 10,000-foot water depths; a new lightweight and lower-cost locking mechanism for subsea BOPs; and a new generation of variable-bore ram packers. Additionally, Cameron’s Freestanding Drilling Riser, introduced in 1999, was a winner of the Petroleum Engineer International Special Meritorious Award for Engineering Innovation. During 2002, Cameron’s new Environmental Safe Guard system received World Oil® magazine’s prestigious “Next Generation” award as “Best Drilling/Completion Solution.”

During 2002, Cameron marked the tenth anniversary of its introduction of the patented SpoolTree™ subsea production system, a tree design referred to generically as a horizontal subsea tree. The SpoolTree has received numerous awards for its advanced technology and innovation, was recognized for its contributions to the industry at the Offshore Technology Conference in Houston during May 2002, and resulted in Cameron receiving the prestigious Queen’s Award for Enterprise in the U.K. A Cameron SpoolTree was installed in 2002 at a new world record depth of 7,209 feet in Marathon’s Camden Hill field in the Gulf of Mexico.

Several new controls products have been added since 1997. Cameron launched a new electro-hydraulic drilling control system in 1997 and a new subsea production control system in 1998. In 2001, the Company expanded the CAMTROL system to include all of Cameron’s controls capabilities, including production, drilling and workover. In May 2002, Cameron enhanced its production controls offering by upgrading the controllers and software. These improvements follow the CAMTROL design philosophies of modularity and redundancy.

In 2000, CCV completed the development of a range of 2” to 16” ball valves capable of performing at pressures of 10,000 psi and in water depths of 10,000 feet.

Cooper Compression has focused product development resources to further expand its high efficiency plant air compressor line and to provide engineered compressors matched to the requirements of its customers. The latter is being achieved by advances in aerodynamic and rotor dynamic analytical design capability. The year 2001 saw the addition of centrifugal gas applications.

Through the introduction of its new compressor frames, Cooper Compression’s standard product range was extended up to 2,500 horsepower, positioning itself as a viable supplier of turbo plant air compressors in a wide range of horsepowers. One of the new products, the TAC-2000, for which patents have been applied, is the only air-cooled, packaged centrifugal compressor on the market today. This compressor won 2001’s Silver Award for Product of the Year from Plant Engineering magazine. In 2001, remote monitoring was added to the control system capabilities. The new Vantage Controller is available as an upgrade kit for both proprietary and competitor compressors.

Since 2000, Cooper Compression’s product range has been expanded through the addition of new compressor frames (TA-6000, TAC-2000, TA-11000 and TA-20000) and the addition of trademarked accessories such as Dry Pak heat of compression dryers and Turboblend, a hydro-cracked turbomachinery lubricating oil. In 2001, an active aftermarket effort was begun, leveraging off of the significant base of installed equipment, the Engineered Compressor product line was redefined and the MSG Renaissance program was introduced to update the MSG product line. Also in 2001, a rental fleet, consisting of air-cooled, trailer-mounted TAC-2000 compressors was introduced and European packaging capability was established to better serve customers in the region. During 2002, Cooper Compression continued to penetrate the large markets in Western and Eastern Europe via a newly established regional office in Milan, Italy.

Competition

Cooper Cameron competes in all areas of its operations with a number of other companies, some of which have financial and other resources comparable to or greater than those of Cooper Cameron.

Cooper Cameron has a leading position in the petroleum production equipment markets, particularly with respect to its high-pressure products. In these markets, Cooper Cameron competes principally with Balon Corporation, Circor, Dril-Quip, Inc., Dresser Valve, FMC Technologies, Inc., Hydril Company, Aker Kvaerner, Masterflo, Neles-Jamesbury, Varco International, Inc., Wood Group, ABB (Offshore Systems division) and Vetco Gray Inc. (a subsidiary of ABB). The principal competitive factors in the petroleum production equipment markets are technology, quality, service and price. Cooper Cameron believes several factors give it a strong competitive position in these markets. Most significant are Cooper Cameron’s broad product offering, its worldwide presence and reputation, its service and repair capabilities, its expertise in high pressure technology and its experience in alliance and partnership arrangements with customers and other suppliers.

Cooper Cameron also has a leading position in the compression equipment markets. In these markets, Cooper Cameron competes principally with the Dresser Rand Division of Ingersoll-Rand Company, Ingersoll-Rand Air Solutions Group, Demag, GHH/Borsig, Elliott Company, a division of Ebara, Ariel Corporation and Atlas-Copco AB. The principal competitive factors in the compression equipment markets are engineering and design capabilities, product performance, reliability and quality, service and price. Cooper Cameron has a very competent engineering staff and skilled technical and service representatives, with service centers located throughout the world.

Man ufacturing

Cooper Cameron has manufacturing facilities worldwide that conduct a broad variety of processes, including machining, fabrication, assembly and testing using a variety of forged and cast alloyed steels and stainless steel as the primary raw materials. In recent years, Cooper Cameron has rationalized plants and products, closed various manufacturing facilities, moved product lines to achieve economies of scale, and upgraded the remaining facilities. Such rationalization steps are continuing to take place in 2003. Cooper Cameron maintains advanced manufacturing, quality assurance and testing equipment geared to the specific products that it manufactures and uses extensive process automation in its manufacturing operations. The manufacturing facilities utilize computer-aided, numeric-controlled tools and manufacturing techniques that concentrate the equipment necessary to produce similar products in one area of the plant in a configuration commonly known as a manufacturing cell. One operator in a manufacturing cell can monitor and operate several machines, as well as assemble and test products made by such machines, thereby improving operating efficiency and product quality.

Cooper Cameron’s test capabilities are critical to its overall processes. The Company has the capability to test most equipment at rated operating conditions, measuring all operating parameters, efficiency and emissions. All process compressors for air separation and all plant air compressors are given a mechanical and aerodynamic test in a dedicated test center prior to shipment.

All of Cooper Cameron’s Asian, European and Latin American manufacturing plants are ISO certified and API licensed. Most of the U.S. plants are ISO certified and certification is planned for the remainder. ISO is an internationally recognized verification system for quality management.

Ba cklog

Cooper Cameron’s backlog was approximately $827.8 million at December 31, 2002, (approximately 76% of which is expected to be shipped during 2003) as compared to $695.4 million at December 31, 2001 and $528.2 million at December 31, 2000. Backlog consists of customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled.

Patents, Trademarks and Other Intellectual Property

As part of its ongoing research, development and manufacturing activities, Cooper Cameron has a policy of seeking patents when appropriate on inventions involving new products and product improvements. Cooper Cameron owns 241 unexpired United States patents and 664 unexpired foreign patents. During 2002, 21 new U.S. and 120 new foreign patent applications were filed.

Although in the aggregate these patents are of considerable importance to the manufacturing of many of its products, Cooper Cameron does not consider any single patent or group of patents to be material to its business as a whole.

Trademarks are also of considerable importance to the marketing of Cooper Cameron’s products. Cooper Cameron considers the following trade names to be material to its business as a whole: Cameron, Cooper-Bessemer (Reciprocating Products), Ajax, Willis and W-K-M. Other important trademarks used by Cooper Cameron include C-B Turbocharger™, Demco, DryPak, Dynacentric™, Dynaseal™, Enterprise, Foster, Genuine Joy, H & H™, McEvoy, MSG, Nickles Industrial, Orbit, PPC, Penn, POW-R-SEAL™, Quad 2000™, SAF-T-SEAL™, Superior, TA, Texcentric, Thornhill Craver, TriAx, TruSeal, Turbine Specialties, Turbo Air, Turboblend and VANTAGE™. Additionally, Cooper Cameron has the right to use the trademark Joy on aftermarket parts until November 2027. Cooper Cameron has registered its trademarks in the countries where such registration is deemed material.

Cooper Cameron also relies on trade secret protection for its confidential and proprietary information. Cooper Cameron routinely enters into confidentiality agreements with its employees and suppliers. There can be no assurance, however, that others will not independently obtain similar information or otherwise gain access to Cooper Cameron’s trade secrets.

Employ ees

As of December 31, 2002, Cooper Cameron had approximately 7,800 employees, of which approximately 1,446 were represented by labor unions. Cooper Cameron believes its current relations with employees are good. There were no labor contracts negotiated in 2002. On January 1, 2003, Cameron signed a new three-year agreement with the Amalgamated Engineering and Electrical Union (AEEU), representing 280 hourly employees in the Leeds, England facility. The Company’s relations with the AEEU are excellent and the signing of this three-year agreement provides a stable environment for this important facility.

Available Information

Our website is www.coopercameron.com. Available free of charge on our website is information such as previously filed reports with the Securities and Exchange Commission (SEC), charters of the Committees of the Board, press releases and other documents that may be required to be made available by the SEC or the New York Stock Exchange. The information on our website is updated as soon as reasonably practicable. The information on our website is not, and shall not be deemed to be, a part of this Form 10-K or any other filing we make with the SEC. Additionally, our previously filed reports and statements are also available at the SEC’s website, www.sec.gov.

ITEM 2.    PROPERTIES

The Company currently operates manufacturing plants ranging in size from approximately 21,000 square feet to approximately 447,000 square feet of manufacturing space. The Company also owns and leases warehouses, distribution centers, aftermarket and storage facilities, and sales offices. The Company leases its corporate headquarters office space and space for the Cameron division headquarters in Houston, Texas.

The Company manufactures, markets and sells its products and provides services throughout the world, operating facilities in numerous countries. At December 31, 2002, the significant facilities used by Cooper Cameron throughout the world for manufacturing, distribution, aftermarket services, machining, storage and warehousing contained an aggregate of approximately 8,027,488 square feet of space, of which approximately 6,580,048 square feet (82%) was owned and 1,447,440 (18%) was leased. Of this total, approximately 5,807,822 square feet of space (72%) is located in the United States and Canada, 342,695 square feet of space (4%) is located in Mexico and South America, and 1,876,971 square feet of space (24%) is located in Europe, Africa and Asia. The table below shows the number of significant manufacturing, warehouse and distribution and aftermarket facilities by business segment and geographic area. Cameron and CCV share space in certain facilities and, thus, are being reported together.

	Western Hemisphere	Eastern Hemisphere	Asia/Pacific and Middle East	West Africa	Total
Cameron and CCV	47	12	5	6	70
Cooper Compression	34	3	1	0	38

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

The cost of environmental remediation and compliance has not been a material expense for the Company during any of the periods presented in this Form 10-K. Cooper Cameron has been identified as a potentially responsible party (“PRP”) with respect to five sites designated for cleanup under CERCLA or similar state laws. The Company’s involvement at two of the sites has been settled by de minimis payments and involvement at two of the other sites is believed to be at a de minimis level. The fifth site is Osborne, Pennsylvania (a landfill into which the Cooper Compression operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. The Company believes, based on its review and other factors, that the estimated costs related to these sites will not have a material adverse effect on the Company’s results of operations, financial condition or liquidity. However, no assurance can be given that the actual cost will not exceed the estimates of the cleanup costs, once determined. Additionally, the Company has discontinued operations at a number of other sites which had previously been in existence for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. As of December 31, 2002, the Company’s consolidated financial statements included $11.1 million of environmental reserves.

Cooper Cameron is a named defendant in two lawsuits regarding contaminated underground water in a residential area adjacent to a former manufacturing site of one of its predecessors. One of the suits requested class action status, which, to date, has not been granted. The Company has been and is currently working with the Texas Commission of Environmental Quality and continues to monitor the underground water in the area. The Company is of the opinion that there is no risk to area residents and that the suits essentially reflect concerns over possible declines in property value. The Company believes, based on its review of the facts and law, that any potential exposure from these suits will not have a material adverse effect on its results of operations, financial condition or liquidity.

Other Matters

Cooper Cameron is a named defendant in a number of multi-defendant, multi-plaintiff tort lawsuits. To date, the Company has been dismissed from a number of these suits and has settled a number of others for small sums. The Company believes, based on its review of the facts and law, that the potential exposure from the remaining suits will not have a material adverse effect on its results of operations, financial condition or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The common stock of Cooper Cameron, par value $.01 per share (together with the associated Rights to Purchase Series A Junior Participating Preferred Stock), is traded on The New York Stock Exchange (“NYSE”). No dividends were paid during 2002.

The following table indicates the range of trading prices on the NYSE for January 2, 2001 through December 31, 2001 and for January 2, 2002 through December 31, 2002.

	Price Range ($)
	High	Low	Last
2002
First Quarter	$52.98	$36.40	$51.11
Second Quarter	59.60	47.99	48.42
Third Quarter	50.86	35.94	41.76
Fourth Quarter	53.31	38.56	49.82

	Price Range ($)
	High	Low	Last
2001
First Quarter	$69.28	$52.56	$54.00
Second Quarter	73.00	46.55	55.80
Third Quarter	57.74	28.85	32.80
Fourth Quarter	44.75	31.20	40.36

As of March 14, 2003, the approximate number of stockholders of record of Cooper Cameron common stock was 1,520.

Information concerning securities authorized for issuance under equity compensation plans is set forth in the section entitled “Equity Compensation Plan Information” in Item 12 of Part III of this report.

ITEM 6.    SELECTED FINANCIAL DATA

The information set forth under the caption “Selected Consolidated Historical Financial Data of Cooper Cameron Corporation” on page 57 in the 2002 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition of Cooper Cameron Corporation” on pages 25-33 in the 2002 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information for this item is set forth in the section entitled “Market Risk Information” on page 33 in the 2002 Annual Report to Stockholders and is incorporated herein by reference.

I TEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company and the independent auditors’ report set forth on pages 34-56 in the 2002 Annual Report to Stockholders are incorporated herein by reference:

Report of Independent Auditors.

Consolidated Results of Operations for each of the three years in the period ended December 31, 2002.

Consolidated Balance Sheets as of December 31, 2002 and 2001.

Consolidated Cash Flows for each of the three years in the period ended December 31, 2002.

Consolidated Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2002.

Notes to Consolidated Financial Statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information on Directors of the Company is set forth in the section entitled “The Nominees and Continuing Directors” on pages 10-12 in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on May 8, 2003, which section is incorporated herein by reference. Information regarding executive officers of the Company is set forth below.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The information concerning compliance with Section 16(a) is set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” on page 23 in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on May 8, 2003, which section is incorporated herein by reference.

CURRENT EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age	Present Principal Position and Other Material Positions Held During Last Five Years

Sheldon R. Erikson (61)

President and Chief Executive Officer since January 1995. Chairman of the Board from 1988 to January 1995 and President and Chief Executive Officer from 1987 to January 1995 of The Western Company of North America.

Franklin Myers (50)

Senior Vice President of Finance and Chief Financial Officer since January 2003. Senior Vice President from July 2001 to January 2003, Senior Vice President and President of the Cooper Energy Services division from August 1998 to July 2001 and Senior Vice President, General Counsel and Secretary from April 1995 to July 1999.

Jane L. Crowder (52)

Vice President, Human Resources since May 1999. Vice President, Compensation and Benefits from 1996 to 1999, and Director, Compensation and Benefits from 1995 to 1996. Vice President, Human Resources of the CES division from September 1998 to October 1999.

William C. Lemmer (58)	Vice President, General Counsel and Secretary since July 1999. Vice President, General Counsel and Secretary of Oryx Energy Company from 1994 to 1999.

Robert J. Rajeski (57)

Vice President since July 2000. President, Cooper Compression since October 2002. President, Cooper Turbocompressor division from July 1999 to October 2002 and President, Cooper Energy Services division from July 2001 to October 2002. Vice President and General Manager of Ingersoll-Dresser Pump Co., Engineered Pump division from 1994 to 1999.

Charles M. Sledge (37)

Vice President and Corporate Controller since July 2001. Senior Vice President, Finance and Treasurer from 1999 to June 2001, and Vice President, Controller from 1996 to 1999, of Stage Stores, Inc. Stage Stores, Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in June 2000 and successfully emerged from bankruptcy protection in August 2001.

ITEM 11.    EXECUTIVE COMPENSATION.

The information for this item is set forth in the following sections in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on May 8, 2003, which sections are incorporated herein by reference:

•	“Directors’ Compensation” on page 10

•	“Compensation and Governance Committee Report On Executive Compensation” on pages 13-15

•	“Stockholder Return Performance Graphs” on pages 16-17

•	“Executive Compensation Tables” on pages 18-20

•	“Employment, Termination and Change of Control Arrangements” on pages 20-21.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning security ownership of certain beneficial owners and management is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners” on page 22 and “Security Ownership of Management” on pages 12-13 in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on May 8, 2003, which sections are incorporated herein by reference.

Following is information relating to the Company’s equity compensation plans as of December 31, 2002:

Equity Compensation Plan Information

Plan category	(a) Number of shares to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:

Long-Term Incentive Plan, as Amended and Restated as of November 2002	5,102,865	$46.33	1,241,748

Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors	313,470	$57.83	306,496

Equity compensation plans not approved by security holders:

Broad Based 2000 Incentive Plan	2,801,219	$43.85	153,794

Further information relating to the Company’s equity compensation plans is included in Note 9 of the Notes to Consolidated Financial Statements, which Notes are incorporated herein by reference in Part II, Item 8 hereof (“Notes to Consolidated Financial Statements”).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

PART IV

ITEM 14.    CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined by Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Subsequent to the date of that evaluation, the Company converted its Cooper Compression operations to Cooper Cameron’s new enterprise-wide software system. Although the Company developed an overall implementation plan which it believes will allow for a successful transition to the new system, the Disclosure Committee has not reviewed the effectiveness of the disclosure controls and procedures with respect to this conversion. This is expected to occur in conjunction with the Company’s first quarter certification process.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

3.3	Second Amended and Restated Bylaws of Cooper Cameron Corporation.

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

10.1

Cooper Cameron Corporation Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2003.

10.2

Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.6 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-46638), and incorporated herein by reference.

10.3

First Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.7 to the Registration Statement on Form S-8 filed with the SEC on May 29, 2001 (File No. 333-61820) and incorporated herein by reference.

10.4

Second Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.8 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082) and incorporated herein by reference.

10.5

Third Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.9 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082) and incorporated herein by reference.

10.6	Fourth Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan.

10.7	Cooper Cameron Corporation Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

10.8

Cooper Cameron Corporation Retirement Savings Plan, as Amended and Restated, effective April 1, 1996, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

10.9	Cooper Cameron Corporation Employee Stock Purchase Plan (Registration Statement No. 33-94948), incorporated herein by reference.

10.10

Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.11

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

10.23	Form of Change in Control Agreement, effective October 10, 2002, by and between Cooper Cameron Corporation and Charles M. Sledge.

10.24

Amended and Restated Management Incentive Compensation Plan of Cooper Cameron Corporation, incorporated herein by reference to the Cooper Cameron Corporation 2000 Proxy Statement for the Annual Meeting of Stockholders held on May 11, 2000.

10.25

Change in Control Policy of Cooper Cameron Corporation, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.26

Executive Severance Program of Cooper Cameron Corporation, approved July 20, 2000, filed as Exhibit 10.25 to the Annual Report on Form 10-K for 2000 of Cooper Cameron Corporation and incorporated herein by reference.

10.27

Credit Agreement, dated as of March 6, 2002, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and Bank One, as agent, filed as Exhibit 10.30 to the Annual Report on Form 10-K for 2001 of Cooper Cameron Corporation and incorporated herein by reference.

10.28

First Amendment to the Credit Agreement dated March 6, 2002, effective as of March 5, 2003, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and Bank One, as agent.

10.29

Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Buffalo, New York Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57991), incorporated herein by reference.

10.30	Cooper Cameron Corporation Savings-Investment Plan for Hourly Employees, filed as Exhibit 4.7 to the Registration Statement on Form S-8 (Registration No. 333-77641), incorporated herein by reference.

10.31

Cooper Cameron Corporation Directors’ 2001 Deferred Compensation Plan dated February 7, 2001, filed as Exhibit 10.33 to the Annual Report on Form 10-K for 2001 of Cooper Cameron Corporation and incorporated herein by reference.

10.32

Form of Indemnification Agreement, effective February 20, 2002, by and between Cooper Cameron Corporation and Nathan M. Avery, C. Baker Cunningham, Sheldon R. Erikson, Lamar Norsworthy, Michael E. Patrick, David Ross and Bruce W. Wilkinson.

13.1	Portions of the 2002 Annual Report to Stockholders are included as an exhibit to this report and have been specifically incorporated by reference elsewhere herein.

21.1	Subsidiaries of registrant.

23.1	Consent of Independent Auditors.

(b)	Reports on Form 8-K

The Company has filed no reports on Form 8-K during the fourth quarter of 2002 or through March 21, 2003.

ITEM 16.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information for this item is set forth in the section entitled “Principal Accounting Firm Fees” on page 9 in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on May 8, 2003, which section is incorporated herein by reference.

The Audit Committee approved over 90% of the fees reflected in the “Principal Accounting Firm Fees” table for 2002. In addition, effective October 2002, the Audit Committee’s policies and procedures with respect to these fees provide for approval in advance on an annual basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of March, 2003.

COOPER CAMERON CORPORATION Registrant

By:	/S/ CHARLES M. SLEDGE
(Charles M. Sledge) Vice President and Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 21st day of March, 2003, below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ NATHAN M. AVERY (Nathan M. Avery)	Director

/s/ C. BAKER CUNNINGHAM (C. Baker Cunningham)	Director

/s/ SHELDON R. ERIKSON (Sheldon R. Erikson)	Director

/s/ LAMAR NORSWORTHY Lamar Norsworthy	Chairman, President and Chief Executive Officer (principal executive officer)

/s/ MICHAEL E. PATRICK (Michael E. Patrick)	Director

/s/ DAVID ROSS III (David Ross III)	Director

/s/ BRUCE W. WILKINSON (Bruce W. Wilkinson)	Director

/S/ FRANKLIN MYERS (Franklin Myers)	Senior Vice President of Finance and Chief Financial Officer (principal financial officer)

Cooper Cameron Corporation and Subsidiaries

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Sheldon R. Erikson, Chairman and Chief Executive Officer of Cooper Cameron Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Cooper Cameron Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ SHELDON R. ERIKSON
Sheldon R. Erikson Chairman & Chief Executive Officer

Cooper Cameron Corporation and Subsidiaries

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Franklin Myers, Senior Vice President of Finance and Chief Financial Officer of Cooper Cameron Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Cooper Cameron Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ FRANKLIN MYERS
Franklin Myers Senior Vice President of Finance and Chief Financial Officer

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

3.3	Second Amended and Restated Bylaws of Cooper Cameron Corporation.

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

10.1

Cooper Cameron Corporation Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2003.

10.2

Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.6 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-46638), and incorporated herein by reference.

10.3

First Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.7 to the Registration Statement on Form S-8 filed with the SEC on May 29, 2001 (File No. 333-61820) and incorporated herein by reference.

10.4

Second Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.8 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082) and incorporated herein by reference.

10.5

Third Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.9 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082) and incorporated herein by reference.

10.6	Fourth Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan.

10.7	Cooper Cameron Corporation Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

10.8

Cooper Cameron Corporation Retirement Savings Plan, as Amended and Restated, effective April 1, 1996, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

Exhibit Number	Description	Sequential Page No.

10.9	Cooper Cameron Corporation Employee Stock Purchase Plan (Registration Statement No. 33-94948), incorporated herein by reference.

10.10

Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.11

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

Exhibit Number	Description	Sequential Page No.

10.22

Form of Change in Control Agreement, effective July 12, 2000, by and between Cooper Cameron Corporation and Michael C. Jennings, filed as Exhibit 10.22 to the Annual Report on Form 10-K for 2000 of Cooper Cameron Corporation and incorporated herein by reference.

10.23	Form of Change in Control Agreement, effective October 10, 2002, by and between Cooper Cameron Corporation and Charles M. Sledge.

10.24

Amended and Restated Management Incentive Compensation Plan of Cooper Cameron Corporation, incorporated herein by reference to the Cooper Cameron Corporation 2000 Proxy Statement for the Annual Meeting of Stockholders held on May 11, 2000.

10.25

Change in Control Policy of Cooper Cameron Corporation, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.26

Executive Severance Program of Cooper Cameron Corporation, approved July 20, 2000, filed as Exhibit 10.25 to the Annual Report on Form 10-K for 2000 of Cooper Cameron Corporation and incorporated herein by reference.

10.27

Credit Agreement, dated as of March 6, 2002, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and Bank One, as agent, filed as Exhibit 10.30 to the Annual Report on Form 10-K for 2001 of Cooper Cameron Corporation and incorporated herein by reference.

10.28

First Amendment to the Credit Agreement dated March 6, 2002, effective as of March 5, 2003, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and Bank One, as agent.

10.29

Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Buffalo, New York Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57991), incorporated herein by reference.

10.30	Cooper Cameron Corporation Savings-Investment Plan for Hourly Employees, filed as Exhibit 4.7 to the Registration Statement on Form S-8 (Registration No. 333-77641), incorporated herein by reference.

10.31

Cooper Cameron Corporation Directors’ 2001 Deferred Compensation Plan dated February 7, 2001, filed as Exhibit 10.33 to the Annual Report on Form 10-K for 2001 of Cooper Cameron Corporation and incorporated herein by reference.

10.32

Form of Indemnification Agreement, effective February 20, 2002, by and between Cooper Cameron Corporation and Nathan M. Avery, C. Baker Cunningham, Sheldon R. Erikson, Lamar Norsworthy, Michael E. Patrick, David Ross and Bruce W. Wilkinson.

13.1	Portions of the 2002 Annual Report to Stockholders are included as an exhibit to this report and have been specifically incorporated by reference elsewhere herein.

21.1	Subsidiaries of registrant.

23.1	Consent of Independent Auditors.