Form 10-Q
period 2003-03-31
COOPER CAMERON CORP
filed 2003-05-15
CIK 941548

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Yes ☒        No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒        No ☐

Number of shares outstanding of issuer’s common stock as of April 30, 2003 was 54,686,969.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COOPER CAMERON CORPORATION

CONSOLIDATED RESULTS OF OPERATIONS

(dollars and shares in millions, except per share data)

	Three Months Ended March 31,
	2003	2002
	(unaudited)
REVENUES	$361.1	$366.9

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization)	257.1	259.9
Depreciation and amortization	20.4	18.3
Selling and administrative expenses	66.1	61.0
Interest income	(1.4)	(2.0)
Interest expense	2.0	2.2
Special items	5.5	—

Total costs and expenses	349.7	339.4

Income before income taxes	11.4	27.5

Income tax provision	(3.0)	(8.0)

Net income	$8.4	$19.5

Earnings per share:
Basic	$0.15	$0.36

Diluted	$0.15	$0.35

Shares used in computing earnings per common share:
Basic	54.6	54.0

Diluted	55.4	59.6

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except shares and per share data)

	March 31, 2003	Dec. 31, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$293.9	$273.8
Short-term investments	27.8	25.3
Receivables, net	329.9	304.8
Inventories, net	402.3	387.2
Other	36.5	26.8

Total current assets	1,090.4	1,017.9

Plant and equipment, net	466.3	475.9
Goodwill, net	305.2	301.9
Other assets	205.3	202.0

TOTAL ASSETS	$2,067.2	$1,997.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$4.9	$4.9
Accounts payable and accrued liabilities	410.4	354.4
Accrued income taxes	17.4	15.5

Total current liabilities	432.7	374.8

Long-term debt	463.2	463.0
Postretirement benefits other than pensions	44.2	45.2
Deferred income taxes	45.6	45.6
Other long-term liabilities	27.9	27.8

Total liabilities	1,013.6	956.4

Stockholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized, 54,673,041 shares issued (54,566,054 at December 31, 2002)	0.5	0.5
Capital in excess of par value	950.6	949.2
Retained earnings	116.6	108.2
Accumulated other elements of comprehensive income	(14.1)	(14.8)
Less: Treasury stock at cost, 54,954 shares at December 31, 2002	—	(1.8)

Total stockholders’ equity	1,053.6	1,041.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,067.2	$1,997.7

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Three Months Ended March 31,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net income	$8.4	$19.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16.9	15.9
Amortization	3.5	2.4
Deferred income taxes and other	(2.9)	1.7
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	(25.0)	(0.4)
Inventories	(12.3)	(0.2)
Accounts payable and accrued liabilities	55.7	(21.8)
Other assets and liabilities, net	(4.6)	(1.5)

Net cash provided by operating activities	39.7	15.6

Cash flows from investing activities:
Capital expenditures	(15.9)	(18.8)
Acquisitions	—	(5.5)
Sales of short-term investments	25.2	—
Purchases of short-term investments	(27.8)	(13.6)
Other	0.9	1.6

Net cash used for investing activities	(17.6)	(36.3)

Cash flows from financing activities:
Loan borrowings (repayments), net	0.3	(4.9)
Activity under stock option plans and other	(0.1)	—

Net cash provided by (used for) financing activities	0.2	(4.9)

Effect of translation on cash	(2.2)	0.3

Increase (decrease) in cash and cash equivalents	20.1	(25.3)

Cash and cash equivalents, beginning of period	273.8	111.6

Cash and cash equivalents, end of period	$293.9	$86.3

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying Unaudited Consolidated Condensed Financial Statements of Cooper Cameron Corporation (the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial information for the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto filed by the Company on Form 10-K for the year ended December 31, 2002.

As described more fully in the Company’s Annual Report on Form 10-K referred to above, the Company measures compensation expense for its stock-based compensation plans using the intrinsic value method. The following table illustrates the pro forma effect on net income and earnings per share if the Company had used the alternative fair value method to recognize stock-based employee compensation expense.

(dollars in millions, except per share data)	Three Months Ended March 31,
	2003	2002
Net income, as reported	$8.4	$19.5
Less total stock-based employee compensation expense determined under the fair value method of all awards, net of tax	(5.0)	(5.8)

Pro forma net income	$3.4	$13.7

Earnings per share:
Basic—as reported	$0.15	$0.36

Basic—pro forma	$0.06	$0.25

Diluted—as reported	$0.15	$0.35

Diluted—pro forma	$0.06	$0.25

Note 2 – Special Items

Special items for the three months ended March 31, 2003 totaled $5.5 million and reflect: (i) $3.0 million of costs for employee severance, relocation and plant closure activities incurred by

Cooper Compression in connection with the decision announced in the fourth quarter of 2002 to close 13 facilities in the gas compression business, (ii) $1.0 million related to the Company’s international tax restructuring activities which were begun in 2002 and, (iii) $1.5 million related to a litigation award associated with the use of certain intellectual property obtained in connection with a previous acquisition.

Note 3 – Segments

	Three Months Ended March 31,
	2003	2002
	(dollars in millions)
Revenues:
Cameron	$227.3	$213.9
Cooper Cameron Valves (CCV)	71.9	63.1
Cooper Compression	61.9	89.9

	$361.1	$366.9

Income (loss) before taxes:
Cameron	$15.9	$19.0
CCV	8.7	9.1
Cooper Compression	(5.3)	4.5
Corporate & Other (1)	(7.9)	(5.1)

	$11.4	$27.5

(1)	Corporate & Other includes expenses associated with the Company’s Corporate office in Houston, Texas as well as all of the Company’s interest.

In connection with an internal restructuring completed during the second quarter of 2002, the Company combined its Cooper Energy Services and Cooper Turbocompressor divisions into one segment, known as Cooper Compression. The restructuring reflects the common management team of both divisions and the decision to share manufacturing and aftermarket facilities as well as service personnel in order to improve utilization and customer responsiveness. Prior period financial information relating to these two divisions has been combined for consistency with the current period presentation.

Note 4 – Certain Balance Sheet Components

Inventories consisted of the following:

	March 31, 2003	Dec. 31, 2002
	(dollars in millions)
Raw materials	$33.7	$37.1
Work-in-process	102.4	99.4
Finished goods, including parts and subassemblies	345.2	329.2
Other	1.8	1.8

	483.1	467.5
Allowances	(80.8)	(80.3)

	$402.3	$387.2

Plant and equipment consisted of the following:

	March 31, 2003	Dec. 31, 2002
	(dollars in millions)
Plant and equipment, at cost	$1,025.7	$1,031.0
Accumulated depreciation	(559.4)	(555.1)

	$466.3	$475.9

Goodwill consisted of the following:

	March 31, 2003	Dec. 31, 2002
	(dollars in millions)
Goodwill, gross	$507.0	$503.3
Accumulated amortization	(201.8)	(201.4)

	$305.2	$301.9

Note 5 – Short-term Debt

During March 2003, the Company amended its existing 364-Day Credit Agreement to extend the termination date of the facility to July 7, 2003 and lower the aggregate borrowing capacity under the facility from $150 million to $100 million. No amounts were outstanding under this credit facility at March 31, 2003.

Note 6 – Comprehensive Income

The amounts of comprehensive income for the three months ended March 31, 2003 and 2002 were as follows:

	Three Months Ended March 31,
	2003	2002
	(dollars in millions)
Net income per Consolidated Results of Operations	$8.4	$19.5
Foreign currency translation gain (loss) (1)	0.8	(7.3)
Change in fair value of short-term investments, net of tax	(0.1)	2.4

Comprehensive income	$9.1	$14.6

(1)	The significant changes in the “Foreign currency translation gain (loss)” relate primarily to the Company’s operations in the United Kingdom, France, Canada, Argentina and Venezuela.

The components of accumulated other elements of comprehensive income at March 31, 2003 and December 31, 2002 were as follows:

	March 31, 2003	Dec. 31, 2002
	(dollars in millions)
Amounts comprising accumulated other elements of comprehensive income:
Accumulated foreign currency translation loss	$(13.8)	(14.6)
Accumulated adjustments to record minimum pension liabilities, net of tax	(0.3)	(0.3)
Difference between cost and fair value of short-term investments, net of tax	—	0.1

Accumulated other elements of comprehensive income	$(14.1)	$(14.8)

Note 7 – Earnings Per Share

The calculation of diluted shares outstanding is as follows:

	Three Months Ended March 31,
	2003	2002
	(in millions)
Basic shares	54.6	54.0
Impact of employee stock options	0.8	0.9
Impact of convertible debentures	—	4.7

Diluted shares	55.4	59.6

The calculation of net income used in computing diluted earnings per common share is as follows:

	Three Months Ended March 31,
	2003	2002
	(dollars in millions)
Net income	$8.4	$19.5
After-tax interest on convertible debentures	—	1.3

	$8.4	$20.8

Note 8 – Subsequent Event

On April 4, 2003, the Company filed a Registration Statement on Form S-3 to provide for the sale of 1,006,500 shares of Cooper Cameron Corporation common stock held by a third-party financial institution under two forward purchase agreements. These agreements are summarized below:

	Forward Agreement Dated
	August 2002	March 2002
Underlying shares	350,500	656,000
Average price per share	$39.24	$36.46
Settlement required by	August 12, 2004	March 15, 2004
Maximum issuable shares	2,103,000	3,600,000

The Company has elected to close out these forward purchase agreements by having the financial institution sell shares in the open market sufficient to return to the financial institution its total acquisition costs plus agreed carrying costs. The financial institution intends to sell these shares through open market transactions for its own account and will deliver the remaining shares to the Company. The Company will not receive any of the proceeds from the sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical data contained herein, this document includes “forward-looking statements” regarding future revenues and earnings of the Company, as well as expectations regarding cash flows and future capital spending, made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those described in forward-looking statements. These statements are based on current expectations of the Company’s performance and are subject to a variety of factors, some of which are not under the control of the Company, which can affect the Company’s results of operations, liquidity or financial condition. Such factors may include overall demand for, and pricing of, the Company’s products; the size and timing of orders; the Company’s ability to successfully execute large subsea projects it has been awarded; changes in the price of and demand for oil and gas in both domestic and international markets; political and social issues affecting the countries in which the Company does business; fluctuations in currency and financial markets worldwide; and variations in global economic activity. In particular, current and projected oil and gas prices have historically affected customers’ spending levels and their related purchases of the Company’s products and services; recently, however, there has been less linkage between commodity prices and spending. Additionally, the Company may change its cost structure, staffing or spending levels due to changes in oil and gas price expectations and the Company’s judgment of how such changes might impact customers’ spending. See additional factors discussed in “Factors That May Affect Financial Condition and Future Results” contained herein.

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

FIRST QUARTER 2003 COMPARED TO FIRST QUARTER 2002

Cooper Cameron Corporation had net income of $8.4 million, or $0.15 per share on a diluted basis, for the first quarter of 2003 compared to $19.5 million, or $0.35 per share on a diluted basis, for the first quarter 2002. The results for the first quarter of 2003 included pre-tax charges of $5.5 million ($4.1 million after-tax) for special items which consisted primarily of costs related to (i) facility closing activities in the Cooper Compression division, (ii) the Company’s international tax restructuring activities and (iii) a litigation award associated with the use of certain intellectual property obtained in connection with a previous acquisition.

REVENUES

Revenues for the first quarter of 2003 totaled $361.1 million, a decrease of 1.6% from $366.9 million for the first quarter of 2002.

Revenues for the first quarter of 2003 for Cameron totaled $227.3 million, an increase of 6.3% from $213.9 million for the first quarter of 2002. Geographically, revenues increased 9.4%

from customers in the Western and Eastern Hemispheres while revenues from customers in the Asia Pacific/Middle East Region declined 3.2% due primarily to the disruption caused by the war in Iraq. Revenues increased across all product lines except aftermarket, which declined 1.3%. Aftermarket revenues continued to be negatively impacted by the mix of rigs working in the domestic gas market.

Revenues for the first quarter of 2003 for Cooper Cameron Valves (“CCV”) totaled $71.9 million, an increase of 13.9% from $63.1 million for the first quarter of 2002. Sales in the distributor product line increased 49.2% which primarily reflects the acquisition of a Canadian valve manufacturer in December 2002. Sales in the engineered product line decreased 5.4% which primarily reflects weakness in the pipeline ball valve market.

Revenues for the first quarter of 2003 for Cooper Compression totaled $61.9 million, a decrease of 31.1% from $89.9 million for the first quarter of 2002. The decrease in revenue was primarily attributable to a 42.6% decrease in new unit and aftermarket sales in the gas compression market. These decreases were attributable to, among other things, the financial difficulties that Cooper Compression’s major customers have been experiencing since late 2001, additional competition from various distributors and a lack of significant domestic development projects that would require Cooper Compression’s equipment.

ORDERS

Orders from customers were as follows:

	Three months ended March 31,		Increase
	2003	2002
	(dollars in millions)
Cameron	$354.3	$208.6	$145.7
CCV	78.4	68.5	9.9
Cooper Compression	80.6	79.2	1.4

	$513.3	$356.3	$157.0

Orders for the first quarter of 2003 were $513.3 million, an increase of 44.1% from $356.3 million for the first quarter of 2002. Cameron’s orders for the first quarter of 2003 were $354.3 million, an increase of 69.9% from $208.6 million for the first quarter of 2002. The increase in orders was driven by the award of a large subsea order for a project offshore West Africa. CCV’s orders for the first quarter of 2003 were $78.4 million, an increase of 14.4% from $68.5 million for the first quarter of 2002. The increase in orders was due primarily to the acquisition of a Canadian valve manufacturer in December 2002. Cooper Compression’s orders for the first quarter of 2003 were $80.6 million, an increase of 1.8% from $79.2 million in the first quarter of 2002. Increases in new unit orders for the gas and air compression markets were partially offset by a decline in aftermarket orders for the gas compression market.

COSTS AND EXPENSES

Gross margin (revenues less cost of sales, exclusive of depreciation and amortization) for the first quarter of 2003 was $104.0 million as compared to $107.0 million for the first quarter of 2002, a decrease of 2.8%. Gross margin as a percentage of revenues for the first quarter of 2003 decreased to 28.8% from 29.2% for the first quarter of 2002.

Cameron’s gross margin percentage decreased to 27.9% in the first quarter of 2003 from 28.4% in the first quarter of 2002. This decrease is primarily attributable to pricing pressures in the domestic surface business and to increased subsea project shipments, which decreased the gross margin percentage by approximately 1.8%, partially offset by foreign currency gains which increased the gross margin percentage by approximately 1.3%.

CCV’s gross margin percentage decreased to 31.3% for the first quarter of 2003 from 31.9% in the first quarter of 2002, due primarily to pricing pressures in CCV’s engineered products resulting from the slowdown in domestic pipeline projects, partially offset by improved distributor product margins attributable to the acquisition of a Canadian valve manufacturer in December 2002.

Cooper Compression’s gross margin percentage increased to 29.2% in the first quarter of 2003 from 29.0% in the first quarter of 2002, due primarily to the liquidation of certain low-cost LIFO inventory layers, which increased the gross margin percentage by approximately 5.8%, partially offset by lower aftermarket revenues, which typically carry higher margins than new unit revenues (resulting in an approximate 1.5% decline in the gross margin percentage), lower margins on new units (resulting in an approximate 0.5% decline in the gross margin percentage) and relatively fixed overhead costs which did not decline proportionally with the decline in revenues (resulting in an approximate 2.9% decline in the gross margin percentage).

Depreciation and amortization expense for the first quarter of 2003 was $20.4 million, an increase of $2.1 million from $18.3 million for the first quarter of 2002. The increase in depreciation and amortization is primarily attributable to $1.8 million of amortization associated with the Company’s new enterprise-wide business system and increased depreciation associated with capital expenditures and assets purchased in acquisitions.

Selling and administrative expenses for the first quarter of 2003 were $66.1 million, an increase of $5.1 million from $61.0 million for the first quarter of 2002. The increase in selling and administrative expenses is due primarily to approximately $1.0 million of increased period costs associated with various acquisitions closed during 2002, approximately $0.9 million of increased expenses associated with the Company’s post-retirement benefit plans and approximately $1.6 million of increased investment associated with the Company’s expansion into subsea markets.

Interest income for the first quarter of 2003 was $1.4 million as compared to $2.0 million for the first quarter of 2002. The reduction in interest income resulted from lower earnings on the Company’s excess cash balances as the interest rates associated with these investments have declined.

Interest expense for the first quarter of 2003 was $2.0 million as compared to $2.2 million for the first quarter of 2002. The decline in interest expense primarily results from lower borrowings outstanding under various short-term borrowing facilities.

Special items for the first quarter of 2003 were $5.5 million and comprised: (i) $3.0 million of costs related to the closing of facilities in the Cooper Compression division, (ii) $1.0 million related to the Company’s international tax restructuring activities and (iii) $1.5 million related to a litigation award associated with the use of certain intellectual property obtained in connection with a previous acquisition.

The income tax provision for the first quarter of 2003 was $3.0 million as compared to $8.0 million for the first quarter of 2002. The estimated effective tax rate for the first quarter of 2003 was 26.0% as compared to 29.0% in the first quarter of 2002. The decline in the estimated effective tax rate for the first quarter of 2003 primarily reflects the impact of the Company’s international tax restructuring activities.

CASH FLOW, LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

The Company’s cash and cash equivalents and short-term investments totaled $321.7 million at March 31, 2003, an increase of $22.6 million from December 31, 2002. This increase resulted primarily from cash generated from operating activities, partially offset by capital expenditures.

During the first quarter of 2003, the Company’s operating activities generated $39.7 million of cash as compared to $15.6 million in the first quarter of 2002. Cash flow from operations during the first quarter of 2003 was comprised primarily of net income of $8.4 million, adjusted for depreciation and amortization of $20.4 million, and $13.8 million of working capital decreases. The most significant changes in working capital were increases in inventory, receivables and accounts payables and accrued liabilities. Inventories increased during the first quarter of 2003 primarily as a result of anticipated subsea shipments during the latter part of 2003. The increase in receivables primarily reflects the timing of billings to customers. The increase in accounts payable and accrued liabilities primarily reflects the timing of payments to suppliers as well as increased progress payments from customers on large subsea projects.

During the first quarter of 2003, the Company’s investing activities consumed $17.6 million of cash as compared to $36.3 million in the first quarter of 2002. Capital expenditures in the first quarter of 2003, totaling $15.9 million, decreased from expenditures of $18.8 million in the first quarter of 2002 due to lower levels of spending on a new enterprise-wide software system, which the Company began implementing in late 2002. The Company expects capital expenditures of approximately $65.0 to $70.0 million during 2003.

During the first quarter of 2003, the Company’s financing activities provided $0.2 million of cash, as compared to a $4.9 million use of cash in the first quarter of 2002. The consumption of cash in the first quarter of 2002 primarily reflects the paydown of amounts outstanding under the Company’s revolving credit agreement. There were no such repayments in the first quarter of 2003 as no amounts were outstanding under the revolving credit agreement.

During the third quarter of 2002, the Company reached an agreement with a joint-venture partner whereby the partner had the option to purchase certain specialized fixed assets with a net book value of $3.7 million as of March 31, 2003 and certain other assets by March 31, 2003 for a cash payment of $4.3 million and certain other consideration. The joint venture partner did not exercise this option as of March 31, 2003. The Company is currently exploring other uses or other disposal means, which could result in a write-down of all or a portion of the net book value of these assets if the Company is not successful in identifying such other options.

None of the Company’s $100.0 million revolving credit agreement was outstanding at March 31, 2003. This facility expires on July 7, 2003. The Company is evaluating whether to renew all or part of this facility prior to its expiration.

At March 31, 2003, the Company was party to two forward purchase agreements with a third-party financial institution for the purchase of a total of 1,006,500 shares of the Company’s common stock. These agreements are summarized below:

	Forward Agreement Dated
	August 2002	March 2002
Underlying shares	350,500	656,000
Average price per share	$39.24	$36.46
Settlement required by	August 12, 2004	March 15, 2004
Maximum issuable shares	2,103,000	3,600,000

On April 4, 2003, the Company filed a Registration Statement on Form S-3 to provide for the sale of these shares by the third-party financial institution. The Company has elected to close out the forward purchase agreements by having the financial institution sell shares in the open market sufficient to return to the financial institution its total acquisition costs plus agreed carrying costs. The financial institution intends to sell the shares through open market transactions for its own account and will deliver the remaining shares to the Company. The Company will not receive any of the cash proceeds from the sales.

The Company currently expects to fund expenditures for capital requirements as well as liquidity needs from available cash and short-term investment balances, cash generated from operating activities and from its revolving credit agreement, if necessary.

FACTORS THAT MAY AFFECT FINANCIAL CONDITION AND FUTURE RESULTS

Downturns in the oil and gas industry have had, and may in the future have, a negative effect on the Company’s sales and profitability.

Demand for most of the Company’s products and services, and therefore its revenues, depend to a large extent upon the level of capital expenditures related to oil and gas exploration,

production, development, processing and transmission. Declines, as well as anticipated declines, in oil and gas prices negatively affect the level of these activities. Factors that contribute to the volatility of oil and gas prices include the following:

•	the demand for oil and gas, which is impacted by economic conditions and weather;

•	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;

•	the level of production in non-OPEC countries;

•	governmental policies regarding exploration and development of oil and gas reserves;

•	the political environments of oil and gas producing regions, including the Middle East;

•	the depletion rates of gas wells in North America; and

•	advances in exploration and development technology.

The Company’s international operations expose it to instability and changes in economic and political conditions, foreign currency fluctuations, changes in foreign regulations and other risks inherent to international business.

The Company has manufacturing and service operations that are essential parts of its business in developing countries and economically and politically volatile areas in Africa, Latin America, the Middle East and the Asia-Pacific region. The risks of international business that the Company is exposed to include the following:

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

The Company’s operations are subject to a variety of national and state, provisional and local laws and regulations, including laws and regulations relating to the protection of the environment. The Company is required to invest financial and managerial resources to comply with these laws and expects to continue to do so in the future. To date, the cost of complying with governmental regulation has not been material, but the fact that such laws or regulations are frequently changed makes it impossible for the Company to predict the cost or impact of such laws and regulations on the Company’s future operations. The modification of existing laws or regulations or the adoption of new laws or regulations imposing more stringent environmental restrictions could adversely affect the Company.

Excess cash can be invested in marketable securities which may subject the Company to potential losses.

The Company has invested in publicly-traded debt and equity securities from time to time and may do so in the future. Changes in the financial markets, including interest rates, as well as the performance of the issuing companies, can affect the market value of our short-term investments.

Implementation of a new enterprise-wide software system could disrupt the Company’s business processes.

The Company is in the process of implementing a new enterprise-wide software system. During October 2002, the Company converted the U.S. and Canadian operations of Cameron and CCV to the new system. The Cooper Compression division was converted to the new system in March 2003. The majority of the Company’s remaining operations are expected to be converted to the new system during 2003. Although the Company believes it has developed an overall implementation plan which will allow for a successful transition to the new system, any disruption in this plan could negatively affect the Company’s ability to develop, procure, manufacture and/or deliver products, and could disrupt the Company’s financial reporting system. The Company is not aware of any material problems with the conversion.

Changes in the financial condition of the Company’s customers could impact the Company’s business.

Erosion of the financial condition of customers could adversely affect the Company’s business with regard to both receivables exposure and future revenue realization. In both the Cooper Compression and Cooper Cameron Valves divisions, a significant portion of revenues for 2001 and 2002 were derived from a relatively concentrated group of customers in the pipeline and gas compression business, some of which are reported to be experiencing financial and/or other difficulties related to their capitalization. The Company believes that these difficulties have negatively impacted the Company’s business with these customers in the first quarter of 2003, particularly in the Cooper Compression division. To the extent these customers’ difficulties continue, or worsen, and/or result in curtailments of their expenditures, the Company’s revenues and earnings could continue to be negatively affected.

The Company’s deepwater subsea projects expose the Company to new risks.

The Company continues to expand into the deepwater subsea systems market. These projects are significantly larger in scope and complexity (both in terms of technical and logistical requirements) than those in the Company’s surface and shallow-water subsea markets. To the extent the Company experiences difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted. As of March 31, 2003, the Company had a deepwater subsea backlog of approximately $385 million.

Changes in the equity and debt markets impact pension expense and funding requirements for the Company’s defined benefit plans.

The Company accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (FAS 87), which requires that amounts recognized in the financial statements be determined on an actuarial basis. A significant element in determining the Company’s pension income or expense in accordance with FAS 87 is the expected return on plan assets. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which results in an estimated return on plan assets that is included in current year pension income or expense. The difference between this expected return and the actual return on plan assets is deferred and amortized against future pension income or expense. A substantial portion of the Company’s pension amounts relate to its defined benefit plans in the United States and the United Kingdom. During 2000, 2001 and 2002, the Company assumed that the expected long-term rate of return on plan assets for these plans would be between 8.5% and 9.25%. Prior to 2001, the Company’s actual cumulative long-term rate of return on the pension assets of these plans was in excess of these amounts; however, these plans’ assets have recently earned substantially less than the assumed rates of return. As a result, pension expense for 2002 increased approximately $15.5 million from 2001’s level. For 2003, the Company has lowered the assumed rates of return to between 8.0% and 8.9%, depending on the plan. As a result of this and other factors, the Company believes there will be an additional increase in pension expense of approximately $5.0-$6.0 million for 2003.

Additionally, SFAS 87 requires the recognition of a minimum pension liability to the extent the assets of the plans are less than the accumulated benefit obligation of the plans. In order to avoid recognizing a minimum pension liability, the Company contributed approximately $26.4 million to its pension plans during 2002. If the Company’s pension assets continue to perform poorly, the Company may be required to recognize a minimum pension liability in the future or fund additional amounts into the pension plans.

SARS could negatively affect the Company’s business.

The respiratory illness known as SARS could have a negative impact on the Company’s financial results. The Company has a significant presence in the Asia Pacific region in terms of sourcing and manufacturing capacity, as well as sales to customers. The SARS outbreak, which has negatively impacted economic and travel conditions in the Asia Pacific region, has not yet materially impacted our business activities in this region. However, if this outbreak worsens, or if significant restrictions are placed on travel or business activities in the affected regions, our business could be negatively impacted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2003, the Company had $27.8 million of short-term investments consisting of auction-rate preferred stock securities issued by U.S. public companies. Changes in the financial markets, including interest rates, as well as the performance of the issuing companies can affect the market value of the Company’s short-term investments.

Item 4. Controls and Procedures

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s Disclosure Committee of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Disclosure Committee has presented its conclusion on the aforementioned controls to the Company’s chief executive officer and chief financial officer. Based on the evaluation performed by the Disclosure Committee, the Company’s senior management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Cooper Cameron is a party to various legal proceedings and administrative actions, including certain environmental matters discussed below, all of which, with the possible exception of the two groundwater contamination sites discussed below, are of an ordinary or routine nature incidental to the operations of the Company. In the opinion of Cooper Cameron’s management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations or financial condition.

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

The cost of environmental remediation and compliance has not been a material expense for the Company during any of the periods presented in this Form 10-Q. Cooper Cameron has been identified as a potentially responsible party (“PRP”) with respect to five sites designated for cleanup under CERCLA or similar state laws. The Company’s involvement at two of the sites has been settled by de minimis payments and involvement at two of the other sites is believed to be at a de minimis level. The fifth site is Osborne, Pennsylvania (a landfill into which the Cooper Compression operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. The Company believes, based on its review and other factors, that the estimated costs related to these sites will not have a material adverse effect on the Company’s results of operations, financial condition or liquidity. However, no assurance can be given that the actual cost will not exceed the estimates of the cleanup costs, once determined. Additionally, the Company has discontinued operations at a number of other sites, which had previously been in existence for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. As of March 31, 2003, the Company’s consolidated financial statements included $11.0 million of environmental reserves.

Cooper Cameron is a named defendant in two lawsuits regarding contaminated underground water in a residential area adjacent to a former manufacturing site of one of its predecessors. One of the suits requested class action status, which, to date, has not been granted. The Company has been and is currently working with the Texas Commission on Environmental Quality and continues to monitor the underground water in the area. The Company is of the opinion that there is no risk to area residents and that the suits essentially reflect concerns over possible declines in property value. The Company believes, based on its review of the facts and law, that any potential exposure from these suits will not have a material adverse effect on its results of operations, financial condition or liquidity.

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit 99.1—Certification, dated May 14, 2003, of the principal executive officer of the Company pursuant to 18 U.S.C. Section 1350.

Exhibit 99.2—Certification, dated May 14, 2003, of the principal financial officer of the Company pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

The Company filed a Form 8-K dated April 29, 2003 incorporating therein, as an exhibit, a press release dated April 29, 2003 announcing the Company’s earnings for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003	Cooper Cameron Corporation (Registrant)

/s/ Franklin Myers Franklin Myers Senior Vice President and Chief Financial Officer and authorized to sign on behalf of the Registrant

CERTIFICATIONS

I, Sheldon R. Erikson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cooper Cameron Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Sheldon R. Erikson
Sheldon R. Erikson
Chairman, President and Chief Executive Officer

CERTIFICATIONS

I, Franklin Myers, certify that:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Franklin Myers
Franklin Myers
Senior Vice President and Chief Financial Officer