Form 10-Q/A
period 2003-03-31
COOPER CAMERON CORP
filed 2003-07-30
CIK 941548

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COOPER CAMERON CORPORATION

CONSOLIDATED RESULTS OF OPERATIONS

(dollars and shares in millions, except per share data)

	Three Months Ended March 31,
	2003	2002
	(unaudited)
REVENUES	$361.1	$366.9

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization)	257.1	259.9
Selling and administrative expenses	71.6 [1]	61.0
Depreciation and amortization	20.4	18.3
Interest income	(1.4)	(2.0)
Interest expense	2.0	2.2

Total costs and expenses	349.7	339.4

Income before income taxes	11.4	27.5
Income tax provision	(3.0)	(8.0)

Net income	$8.4	$19.5

Earnings per share:
Basic	$0.15	$0.36

Diluted	$0.15	$0.35

Shares used in computing earnings per common share:
Basic	54.6	54.0

Diluted	55.4	59.6

[1]	Includes plant closing, business realignment and other related costs. See Note 2 to the Notes to Consolidated Condensed Financial Statements.

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

(dollars in millions, except per share data)	Three Months Ended March 31,
	2003	2002
Net income, as reported	$8.4	$19.5
Less total stock-based employee compensation expense determined under the fair value method of all awards, net of tax	(5.0)	(5.8)

Pro forma net income	$3.4	$13.7

Earnings per share:
Basic – as reported	$0.15	$0.36

Basic – pro forma	$0.06	$0.25

Diluted – as reported	$0.15	$0.35

Diluted – pro forma	$0.06	$0.25

Note 2 – Plant Closing, Business Realignment and Other Related Costs

Plant closing, business realignment and other related costs for the three months ended March 31, 2003 totaled $5.5 million and reflect: (i) $3.0 million of costs for employee severance,

relocation and plant closure activities incurred by Cooper Compression in connection with the decision announced in the fourth quarter of 2002 to close 13 facilities in the gas compression business, (ii) $1.0 million related to the Company’s international tax restructuring activities which were begun in 2002 and, (iii) $1.5 million related to a litigation award associated with the use of certain intellectual property obtained in connection with a previous acquisition.

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

Net goodwill consisted of the following:

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

The components of accumulated other elements of comprehensive income at March 31, 3002 and December 31, 2002 were as follows:

	March 31, 2003	Dec. 31, 2002
	(dollars in millions)
Amounts comprising accumulated other elements of comprehensive income:
Accumulated foreign currency translation loss	$(13.8)	$(14.6)
Accumulated adjustments to record minimum pension liabilities, net of tax	(0.3)	(0.3)
Difference between cost and fair value of short-term investments, net of tax	—	0.1

Accumulated other elements of comprehensive income	$(14.1)	$(14.8)

Note 7 – Earnings Per Share The calculation of diluted shares outstanding is as follows:
	Three Months Ended March 31,
	2003	2002
	(in millions)
Basic shares	54.6	54.0
Impact of employee stock options	0.8	0.9
Impact of convertible debentures	—	4.7

Diluted shares	55.4	59.6

The calculation of net income used in computing diluted earnings per common share is as follows:

	Three Months Ended March 31,
	2003	2002
	(dollars in millions)
Net income	$8.4	$19.5
After-tax interest on convertible debentures	—	1.3

	$8.4	$20.8

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

ORDERS

Orders were as follows:

	Three months ended March 31,		Increase (Decrease)
	2003	2002
	(dollars in millions)
Cameron	$354.3	$208.6	$145.7
CCV	78.4	68.5	9.9
Cooper Compression	80.6	79.2	1.4

	$513.3	$356.3	$157.0

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

COSTS AND EXPENSES

Gross margin (exclusive of depreciation and amortization) for the first quarter of 2003 was $104.0 million as compared to $107.0 million for the first quarter of 2002, a decrease of 2.8%. Gross margin as a percentage of revenues for the first quarter of 2003 decreased to 28.8% from 29.2% for the first quarter of 2002.

Cameron’s gross margin percentage decreased to 27.9% in the first quarter of 2003 from 28.4% in the first quarter of 2002. This decrease is primarily attributable to: (i) pricing pressures in the domestic surface business and (ii) increased subsea project shipments, which decreased the gross margin percentage by approximately 1.8%, partially offset by foreign currency gains which increased the gross margin percentage by approximately 1.3%.

CCV’s gross margin percentage decreased to 31.3% for the first quarter of 2003 from 31.9% in the first quarter of 2002, due primarily to pricing pressures in CCV’s engineered products resulting from the slowdown in domestic pipeline projects, partially offset by improved distributor product margins attributable to the acquisition of a Canadian valve manufacturer in December 2002.

Cooper Compression’s gross margin percentage increased to 29.2% in the first quarter of 2003 from 29.0% in the first quarter of 2002, due primarily to the liquidation of certain low-cost LIFO inventory layers, which increased the gross margin by approximately 5.8%, partially offset by lower aftermarket revenues, which typically carry higher margins than new unit revenues (resulting in an approximate 1.5% decline in the gross margin percentage), lower margins on new units (resulting in an approximate 0.5% decline in the gross margin percentage) and relatively fixed overhead costs which did not decline proportionally with the decline in revenues (resulting in an approximate 2.9% decline in the gross margin percentage).

Selling and administrative expenses for the first quarter of 2003 were $71.6 million, an increase of $10.6 million from $61.0 million for the first quarter of 2002. The increase in selling and administrative expenses is due primarily to (i) $5.5 million of plant closing, business realignment and other related costs, (ii) approximately $1.0 million of increased period costs associated with various acquisitions closed during 2002, (iii) approximately $0.9 million of increased expenses associated with the Company’s post-retirement benefit plans and (iv) approximately $1.6 million of increased investment associated with the Company’s expansion into subsea markets.

Plant closing, business realignment and other related costs for the first quarter of 2003 were $5.5 million and comprised: (i) $3.0 million of costs related to the closing of facilities in the Cooper Compression division, (ii) $1.0 million related to the Company’s international tax restructuring activities and (iii) $1.5 million related to a litigation award associated with the use of certain intellectual property obtained in connection with a previous acquisition.

Depreciation and amortization expense for the first quarter of 2003 was $20.4 million, an increase of $2.1 million from $18.3 million for the first quarter of 2002. The increase in depreciation and amortization is primarily attributable to the amortization of the Company’s new enterprise-wide business system and increased depreciation associated with capital expenditures and with assets purchased in acquisitions.

Interest income for the first quarter of 2003 was $1.4 million as compared to $2.0 million for the first quarter of 2002. The reduction in interest income resulted from lower earnings on the Company’s excess cash balances as the interest rates associated with these investments have declined.

Interest expense for the first quarter of 2002 was $2.0 million as compared to $2.2 million for the first quarter of 2001. The decline in interest expense primarily results from lower borrowings outstanding under various short-term borrowing facilities.

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

During the first quarter of 2003, the Company’s investing activities consumed $17.6 million of cash as compared to $36.3 million in the first quarter of 2002. Capital expenditures in the first quarter of 2003 totaling $15.9 million decreased from expenditures of $18.8 million in the first quarter of 2002 to lower levels of spending on a new enterprise-wide software system, which the Company began implementing in late 2002. The Company expects capital expenditures of approximately $65.0 to $70.0 million during 2003.

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

None of the Company’s $100.0 million revolving credit agreement was outstanding at March 31, 2003. This facility expired on July 7, 2003 and was not renewed by the Company due to its strong liquidity position.

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

On April 4, 2003, the Company filed an initial Registration Statement on Form S-3 to provide for the sale of these shares by the third-party financial institution. The Company has elected to close out the forward purchase agreements by having the financial institution sell shares in the open market sufficient to return to the financial institution its total acquisition costs plus agreed carrying costs. The financial institution intends to sell the shares through open market transactions for its own account and will deliver the remaining shares to the Company. The Company will not receive any of the cash proceeds from the sales.

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

Demand for most of the Company’s products and services, and therefore its revenues, depend to a large extent upon the level of capital expenditures related to oil and gas exploration, production, development, processing and transmission. Declines, as well as anticipated declines, in oil and gas prices could negatively affect the level of these activities. Factors that contribute to the volatility of oil and gas prices include the following:

•	the demand for oil and gas, which is impacted by economic and political conditions and weather;

•	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;

•	the level of production from non-OPEC countries;

•	governmental policies regarding exploration and development of oil and gas reserves;

•	the political environments of oil and gas producing regions, including the Middle East and, in particular, Iraq;

•	the depletion rates of gas wells in North America; and

•	advances in exploration and development technology.

The Company’s international operations expose it to instability and changes in economic and political conditions, foreign currency fluctuations, changes in foreign regulations and other risks inherent to international business.

The Company has manufacturing and service operations that are essential parts of its business in developing countries and economically and politically volatile areas in Africa, Latin America, the Middle East and the Asia-Pacific region. Additionally, the Company purchases a large portion of its raw materials and components from a relatively small number of foreign suppliers in countries such as India, South Korea, Taiwan and China. The risks of international business that the Company is exposed to include the following:

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

Excess cash can be invested in marketable securities, which may subject the Company to potential losses.

The Company has invested in publicly-traded debt and equity securities from time to time. Changes in the financial markets, including interest rates, as well as the performance of the issuing companies can affect the market value of the Company’s short-term investments.

Implementation of a new enterprise-wide software system could disrupt the Company’s business processes.

The Company is in the process of implementing a new enterprise-wide software system. During October 2002, the Company converted the U.S. and Canadian operations of Cameron and CCV onto the new system. During March 2003, the Company converted Cooper Compression onto the new system. The majority of the Company’s remaining operations are expected to be converted to the new system during 2003. Any disruption in this implementation could negatively affect the Company’s ability to develop, procure, manufacture and/or deliver products, and could disrupt the Company’s financial reporting system.

Changes in the financial condition of the Company’s customers could impact the Company’s business.

Erosion of the financial condition of customers could adversely affect the Company’s business with regard to both receivables exposure and future revenue realization. In both the Cooper Compression and CCV divisions, a significant portion of revenues for 2001 and 2002 were derived from a group of customers in the pipeline and gas compression business which are reported to be experiencing financial and/or other difficulties related to their capitalization. The Company believes that these difficulties have negatively impacted the Company’s business with these customers, particularly in the Cooper Compression division. To the extent these customers’ difficulties continue, worsen, and/or result in curtailments of their expenditures, the Company’s revenues and earnings could continue to be negatively affected.

The Company’s deepwater subsea projects expose the Company to new risks.

The Company continues to expand into the deepwater subsea systems market. These projects are significantly larger in scope and complexity (both in terms of technical and logistical requirements) than projects in the Company’s surface and shallow-water subsea markets since the deepwater subsea projects typically (i) involve long lead times, (ii) must function in greater water depths and pressures and (iii) typically require substantial engineering resources to meet the technical requirements of the project. To the extent the Company experiences difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted. As of March 31, 2003, the Company had a deepwater subsea backlog of approximately $385 million.

Changes in the equity and debt markets impact pension expense and funding requirements for the Company’s defined benefit plans.

The Company accounts for its defined benefit pension plans in accordance with FAS 87, which requires that amounts recognized in the financial statements be determined on an actuarial basis. A significant element in determining the Company’s pension income or expense in accordance with FAS 87 is the expected return on plan assets. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which results in an estimated return on plan assets that is included in current year pension income or expense. The difference between this expected return and the actual return on plan assets is deferred and amortized against future pension income or expense. Due to the weakness in the overall equity markets since 2000, the plan assets have earned a rate of return substantially less than the assumed long-term rate of return. As a result, expense associated with the Company’s pension plans has increased, and will continue to increase, significantly from the level recognized historically.

Additionally, FAS 87 requires the recognition of a minimum pension liability to the extent the assets of the plans are below the accumulated benefit obligation of the plans. In order to avoid recognizing this minimum pension liability, the Company contributed approximately $26.4 million to its pension plans during 2002. If the Company’s pension assets continue to perform poorly, the Company may be required to recognize a minimum pension liability in the future or fund additional amounts in the pension plans.

SARS could negatively affect the Company’s business.

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

PART II – OTHER INFORMATION

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

Environmental Matters

Cooper Cameron is subject to numerous U.S. federal, state, local and foreign laws and regulations relating to the storage, handling and discharge of materials into the environment. These include in the United State, the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), the Clean Water Act, the Clean Air Act (including the 1990 Amendments) and the Resource Conservation and Recovery Act (“RECRA”). Foreign laws include: in Canada, the Environmental Protection Act; in Europe, the EU Environmental Directives; and in Singapore, the Environmental Pollution Control Act. Cooper Cameron believes that its existing environmental control procedures are adequate and it has no current plans for substantial capital expenditures in this area. Cooper Cameron has an active environmental management program aimed at compliance with existing environmental regulations and elimination or significant reduction in the generation of pollutants in its manufacturing processes. Cooper Cameron management intends to continue these policies and programs.

The cost of environmental remediation and compliance has not been a material expense for the Company during any of the periods presented in this Form 10-Q/A. Cooper Cameron has been identified as a potentially responsible party (“PRP”) with respect to five sites designated for cleanup under CERCLA or similar state laws. The Company’s involvement at two of the sites has been settled by de minimis payments and involvement at two of the other sites is believed to be at a de minimis level. The fifth site is Osborne, Pennsylvania (a landfill into which the Cooper Compression operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. The Company believes, based on its review and other factors, that the estimated costs related to these sites will not have a material adverse effect on the Company’s results of operations, financial condition or liquidity. Additionally, the Company has discontinued operations at a number of other sites which had previously been in existence for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. As of March 31, 2003, the Company’s consolidated financial statements included a liability balance of $11.0 million for environmental matters.

Cooper Cameron is a named defendant in two lawsuits regarding contaminated underground water in a residential area adjacent to a former manufacturing site of one of its predecessors. In Valice v. Cooper Cameron Corporation (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), the plaintiffs claim that the contaminated underground water has reduced property values and threatens the health of the area residents and request class action status which, to date, has not been granted. The plaintiffs seek an analysis of the contamination, reclamation, and recovery of actual damages for the loss of property value. In Oxman vs. Meador, Marks, Heritage Texas Properties, and Cooper Cameron Corporation (80th Jud. Dist. Ct., Harris County, filed February 7, 2003), the plaintiffs purchased property in the area and allege a failure by the defendants to disclose the presence of contamination and seek to recover unspecified monetary damages. The Company has been and is currently working with the Texas Commission of Environmental Quality and continues to monitor the underground water in the area. The Company is of the opinion that there is no risk to area residents and that the lawsuits essentially reflect concerns over possible declines in property value. The Company believes, based on its review of the facts and law, that any potential exposure from these, or similar, suits will not have a material adverse effect on its results of operations, financial condition or liquidity.

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

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a	)	Exhibits Exhibit 99.1

Certification, dated July 29, 2003, of the principal executive officer of the Company pursuant to 18 U.S.C. Section 1350.

Exhibit 99.2
Certification, dated July 29, 2003, of the principal financial officer of the Company pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K
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

Date: July 29, 2003	COOPER CAMERON CORPORATION (Registrant)

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 29, 2003	/s/ SHELDON R. ERIKSON
Sheldon R. Erikson Chairman, President and Chief Executive Officer

CERTIFICATIONS

I, Franklin Myers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cooper Cameron Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 29, 2003	/s/ FRANKLIN MYERS
Franklin Myers Senior Vice President and Chief Financial Officer