Form 10-K/A
period 2002-12-31
COOPER CAMERON CORP
filed 2003-07-31
CIK 941548

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Portions of Registrant’s 2003 Proxy Statement for the Annual Meeting of Stockholders to be held

May 8, 2003 are incorporated by reference into Part III.

TABLE OF CONTENTS

		Page
Item		2002 Form 10-K	2002 Annual Report	March 21, 2003 Proxy Statement
	Part I
1.	Business	1	—	—
	Markets and Products	1	—	—
	Market Issues	5	—	—
	Geographic Breakdown of Revenues	6	—	—
	New Product Development	6	—	—
	Competition	7	—	—
	Manufacturing	7	—	—
	Backlog	8	—	—
	Patents, Trademarks and Other Intellectual Property	8	—	—
	Employees	8	—	—
	Available Information	8	—	—

2.	Properties	10	—	—

3.	Legal Proceedings	10	—	—

4.	Submission of Matters to a Vote of Security Holders	11	—	—

	Part II

5.	Market for Registrant’s Common Equity and Related Stockholder Matters	11	—	—

6.	Selected Financial Data	12	57	—

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12	25-33	—

7A.	Quantitative and Qualitative Disclosures about Market Risk	12	33	—

8.	Financial Statements and Supplementary Data	13	34-56	—

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	13	—	—

	Part III

10.	Directors and Executive Officers of the Registrant	13	—	10-12, 23

11.	Executive Compensation	16	—	10, 13-21

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	16	—	12-13,22

13.	Certain Relationships and Related Transactions	16	—	—

	Part IV
14.	Controls and Procedures	17	—	—
15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	17	—	—

16.	Principal Accountant Fees and Services	20	—	9

	Signatures	21	—	—

	Certifications	22	—	—

PART I

ITEM 1.    BUSINESS.

Cooper Cameron Corporation (“Cooper Cameron” or the “Company”) is a leading international manufacturer of oil and gas pressure control equipment, including valves, wellheads, controls, chokes, blowout preventers and assembled systems for oil and gas drilling, production and transmission used in onshore, offshore and subsea applications. Cooper Cameron is also a leading manufacturer of centrifugal air compressors, integral and separable gas compressors and turbochargers. See “Glossary of Terms” at the end of Item 1 for definitions of certain terms used in this section. Any reference to Cooper Cameron Corporation, its divisions or business units within this paragraph or elsewhere within this 10-K/A as being a leader, leading provider, leading manufacturer, or having a leading position is based on the amount of equipment installed worldwide and available industry data.

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

Glossary of Terms

Actuator.    A hydraulic or electric motor used to open or close valves.

Blowout Preventer.    A hydraulically-operated system of safety valves installed at the wellhead during drilling and completion operations for the purpose of preventing an increase of high pressure formation fluids – oil, gas or water – in the wellbore from turning into a “blowout” of the well.

Choke.    A type of valve used to control the rate and pressure of the flow of production from a well or through flowlines.

Christmas tree.    An assembly of valves, pipes and fittings used to control the flow of oil and gas from the well.

Compressor.    A device used to create a pressure differential in order to move or compress a vapor or a gas.

Centrifugal compressor.    A compressor with an impeller or rotor, a rotor shaft and a casing which discharges gases under pressure by centrifugal force.

Integral reciprocating engine-compressor.    A compressor in which the crankshaft is shared by the engine and compressor, each having its own piston rods driven by the shared crank shaft

Integrally geared centrifugal compressor.    A compressor whose motor is geared so that the compressor runs at higher rpm’s than the motor itself to gain efficiency.

Reciprocating compressor.    A compressor whose compression effect is produced by the reciprocating motion of pistons and plungers operating in cylinders.

Controls.    A device which allows the remote triggering of an actuator to open or close a valve.

Elastomer.    A rubberized pressure control sealing element used in drilling and wellhead applications.

Riser.    Pipe with special fittings in the wellbore of offshore wells thru which drilling fluids and production are circulated upwards.

Valve.    A device used to control the rate of flow in a line, to open or shut off a line completely, or to serve as an automatic or semi-automatic softy device.

Wellhead.    The equipment installed at the surface of a wellbore to maintain control of a well and includes equipment such as casing head, tubing head and Christmas tree.

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

Environmental Matters

Cooper Cameron is subject to numerous U.S. federal, state, local and foreign laws and regulations relating to the storage, handling and discharge of materials into the environment. These include in the United States, the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), the Clean Water Act, the Clean Air Act (including the 1990 Amendments) and the Resource Conservation and Recovery Act (“RECRA”). Foreign laws include: in Canada, the Environmental Protection Act; in Europe, the EU Environmental Directives; and in Singapore, the Environmental Pollution Control Act. Cooper Cameron believes that its existing environmental control procedures are adequate and it has no current plans for substantial capital expenditures in this area. Cooper Cameron has an active environmental management program aimed at compliance with existing environmental regulations and elimination or significant reduction in the generation of pollutants in its manufacturing processes. Cooper Cameron management intends to continue these policies and programs.

The cost of environmental remediation and compliance has not been a material expense for the Company during any of the periods presented in this Form 10-K. Cooper Cameron has been identified as a potentially responsible party (“PRP”) with respect to five sites designated for cleanup under CERCLA or similar state laws. The Company’s involvement at two of the sites has been settled by de minimis payments and involvement at two of the other sites is believed to be at a de minimis level. The fifth site is Osborne, Pennsylvania (a landfill into which the Cooper Compression operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. The Company believes, based on its review and other factors, that the estimated costs related to these sites will not have a material adverse effect on the Company’s results of operations, financial condition or liquidity. Additionally, the Company has discontinued operations at a number of other sites which had previously been in existence for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. As of December 31, 2002, the Company’s consolidated financial statements included a liability balance of $11.1 million for environmental matters. See “Environmental Remediation” in Management’s Discussion and Analysis of Results of Operations and Financial Condition of Cooper Cameron for additional information.

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

Schedule II

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Name and Age	Present Principal Position and Other Material Positions Held During Last Five Years

Nathan Avery (68)

Director since 1995

He was Chairman of the Board and Chief Executive Officer of Galveston-Houston Company, a company specializing in the manufacturing of products to serve the energy and mining industries, from 1972 to December 2000, when it was sold to Komatsu, Ltd. He was also Chairman of the Board and Chief Executive Officer of TransCoastal Marine Services, Inc., a marine construction company, from 1998 to 2000. Prior to that he was Chairman of the Board of Directors of Bettis Corporation, an actuator company until 1996, when Bettis Corporation merged with Daniel Industries Inc., and was a director and member of the Executive Committee of Daniel Industries until June 1999 when Daniel Industries merged with Emerson Electric Co.

C. Baker Cunningham (61)

Director since 1996

Chairman of the Board, President and Chief Executive Officer of Belden Inc., a wire, cable and fiber optic products manufacturing company since 1993. He served in positions of increasing responsibility with Cooper Industries Inc., a diversified manufacturer, marketer and seller of electrical products, tools and hardware from 1970 to 1993 including Executive Vice President, Operations since 1982 to 1993.

Name and Age	Present Principal Position and Other Material Positions Held During Last Five Years

Sheldon R. Erikson (61)

Director since 1995

Chairman of the Board of the Company since 1996. President and Chief Executive Officer and director since 1995. He was Chairman of the Board from 1988 to 1995, and President and Chief Executive Officer from 1987 to 1995 of the Western Company of North America, an international petroleum service company engaged in pressure pumping, well stimulating and cementing. Previously, he was President of the Joy Petroleum Equipment Group of Joy Manufacturing Company. He is a director of Spinnaker Exploration Company. He also serves on the board of directors of the National Petroleum Council, the American Petroleum Institute, and the National Association of Manufacturers and is Chairman of the Board of the Petroleum Equipment Suppliers Association.

Lamer Norsworthy (56)

Director since 2001

Chairman of the Board and Chief Executive Officer of Holly Corporation, an independent petroleum refiner since 1988. He is a director of Zale Lipshy University Hospital and a member of the Board of Visitors of M.D. Anderson Cancer Center.

Michael E. Patrick (59)

Director since 1996	Vice President and Chief Investment Officer of Meadows Foundation Inc., a philanthropic association since 1995. He is a director of BJ Services Company and the RGK Foundation.

David Ross III (62)

Director since 1995

Adjunct professor and member of the Board of Overseers of the Jesse H. Jones Graduate School of Administration at Rice University since 1979. From 1987 until 1993, he was Chairman and Chief Executive Officer of the Sterling Consulting Group, a firm providing analytical research planning and evaluation services to companies in the oil and gas industry. Between 1984 and 1987 he was a principal in the Sterling Group, a firm engaged in leveraged buyouts, primarily in the chemical industry and Camp Ross, Santoski & Hanzlik Inc., which provided planning and consulting services to the oil and gas industry.

Bruce W. Wilkinson (58)

Director since 2002

Chairman of the Board and Chief Executive Officer since August 2000 and President and Chief Operating Officer from May 2000 to July 2000 of McDermott International, Inc., and energy services company. He was a Principal of Pinnacle Equity Partners, L.C.C. (a private equity group) from May 1999 to April 2000: Chairman and Chief Executive Officer of Chemical Logistics Corporation (a company formed to consolidate chemical distribution companies) from April 1998 to April 1999: President and Chief Executive Officer of Tyler Corporation (a diversified manufacturing and service company) from April 1997 to October 1997: Interim President and Chief Executive Officer of Proler International Inc. (a ferrous metals recycling company) from July 1996 to December 1996; and Chairman and Chief Executive Officer of CRSS Inc. (a global engineering and construction services company) from October 1989 to March 1996.

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

William C. Lemmer (58)	Vice President, General Counsel and Secretary since July 1999. Vice President, General Counsel and Secretary of Oryx Energy Company from 1994 to March 1999.

Robert J. Rajeski (57)

Vice President since July 2000. President, Cooper Compression since October 2002. President, Cooper Turbocompressor division from July 1999 to October 2002 and President, Cooper Energy Services division from July 2001 to October 2002. Vice President and General Manager of Ingersoll-Dresser Pump Co., Engineered Pump division from 1994 to July 1999.

Charles M. Sledge (37)

Vice President and Corporate Controller since July 2001. Senior Vice President, Finance and Treasurer from 1999 to June 2001, and Vice President, Controller from 1996 to 1999, of Stage Stores, Inc., a chain of family apparel stores. Stage Stores, Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in June 2000 and successfully emerged from bankruptcy protection in August 2001.

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

(3) Exhibits:

3.1		Amended and Restated Certificate of Incorporation of Cooper Cameron Corporation, dated June 30, 1995, filed as Exhibit 4.2 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

3.2		Certificate of Amendment to the Restated Certificate of Incorporation of Cooper Cameron Corporation, filed as Exhibit 4.3 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-57995), and incorporated herein by reference.

3.3	*	Second Amended and Restated Bylaws of Cooper Cameron Corporation.

4.1		Form of Rights Agreement, dated as of May 1, 1995, between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, filed as Exhibit 4.1 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

4.2	First Amendment to Rights Agreement between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, dated November 1, 1997, filed as Exhibit 4.2 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

4.3	Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 4, 1998 (Registration Statement No. 333-51705) incorporated herein by reference.

10.1	Cooper Cameron Corporation Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2003.

10.2	Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.6 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-46638), and incorporated herein by reference.

10.3	First Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.7 to the Registration Statement on Form S-8 filed with the SEC on May 29, 2001 (File No. 333-61820) and incorporated herein by reference.

10.4	Second Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.8 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082) and incorporated herein by reference.

10.5	Third Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.9 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082) and incorporated herein by reference.

10.6*	Fourth Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan.

10.7	Cooper Cameron Corporation Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

10.8	Cooper Cameron Corporation Retirement Savings Plan, as Amended and Restated, effective April 1, 1996, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

10.9	Cooper Cameron Corporation Employee Stock Purchase Plan (Registration Statement No. 33-94948), incorporated herein by reference.

10.10	Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.11	First Amendment to Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, effective as of January 1, 1996, filed as Exhibit 10.7 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.12	Cooper Cameron Corporation Supplemental Excess Defined Contribution Plan, filed as Exhibit 10.5 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.13	First Amendment to Cooper Cameron Corporation Supplemental Excess Defined Contribution Plan, effective April 1, 1996, filed as Exhibit 10.9 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.14	Cooper Cameron Corporation Compensation Deferral Plan (formerly the Cooper Cameron Corporation Management Incentive Compensation Deferral Plan), effective January 1, 1996, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.15		First Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective July 1, 1998, filed as Exhibit 10.12 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.16		Second Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective January 1, 1999, filed as Exhibit 10.13 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.17		Third Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective January 1, 2000, filed as Exhibit 10.14 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.18		Cooper Cameron Corporation Directors Deferred Compensation Plan, filed as Exhibit 10.7 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.19		Employment Agreement by and between Sheldon R. Erikson and Cooper Cameron Corporation, effective as of August 13, 1999, filed as Exhibit 10.16 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.20		Employment Agreement by and between Franklin Myers and Cooper Cameron Corporation, effective as of September 1, 1999, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.21		Form of Change in Control Agreement, effective November 11, 1999, by and between Cooper Cameron Corporation and Scott Amann, John Chapman, Jane Crowder, William Lemmer and Robert Rajeski, filed as Exhibit 10.19 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.22		Form of Change in Control Agreement, effective July 12, 2000, by and between Cooper Cameron Corporation and Michael C. Jennings, filed as Exhibit 10.22 to the Annual Report on Form 10-K for 2000 of Cooper Cameron Corporation and incorporated herein by reference.

10.23	*	Form of Change in Control Agreement, effective October 10, 2002, by and between Cooper Cameron Corporation and Charles M. Sledge.

10.24		Amended and Restated Management Incentive Compensation Plan of Cooper Cameron Corporation, incorporated herein by reference to the Cooper Cameron Corporation 2000 Proxy Statement for the Annual Meeting of Stockholders held on May 11, 2000.

10.25		Change in Control Policy of Cooper Cameron Corporation, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.26		Executive Severance Program of Cooper Cameron Corporation, approved July 20, 2000, filed as Exhibit 10.25 to the Annual Report on Form 10-K for 2000 of Cooper Cameron Corporation and incorporated herein by reference.

10.27		Credit Agreement, dated as of March 6, 2002, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and Bank One, as agent, filed as Exhibit 10.30 to the Annual Report on Form 10-K for 2001 of Cooper Cameron Corporation and incorporated herein by reference.

10.28	*	First Amendment to the Credit Agreement dated March 6, 2002, effective as of March 5, 2003, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and Bank One, as agent.

10.29		Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Buffalo, New York Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57991), incorporated herein by reference.

10.30		Cooper Cameron Corporation Savings-Investment Plan for Hourly Employees, filed as Exhibit 4.7 to the Registration Statement on Form S-8 (Registration No. 333-77641), incorporated herein by reference.

10.31		Cooper Cameron Corporation Directors’ 2001 Deferred Compensation Plan dated February 7, 2001, filed as Exhibit 10.33 to the Annual Report on Form 10-K for 2001 of Cooper Cameron Corporation and incorporated herein by reference.

10.32	*	Form of Indemnification Agreement, effective February 20, 2002, by and between Cooper Cameron Corporation and Nathan M. Avery, C. Baker Cunningham, Sheldon R. Erikson, Lamar Norsworthy, Michael E. Patrick, David Ross and Bruce W. Wilkinson.

13.1		Portions of the 2002 Annual Report to Stockholders are included as an exhibit to this report and have been specifically incorporated by reference elsewhere herein.

21.1*		Subsidiaries of registrant.

23.1		Consent of Independent Auditors.

*	Filed Previously

(b)	Reports on Form 8-K

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

The Audit Committee approved over 90% of the fees reflected in the “Principal Accounting Firm Fees” table for 2002. In addition, effective October 2002, the Audit Committee’s policies and procedures with respect to these fees provide for approval of specified audit and tax services in advance on an annual basis. Any projects not specifically included in this approval will be reviewed and approved in advance by the Chairman of the Audit Committee and will be reviewed by the full Audit Committee at the next regularly scheduled Audit Committee meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of July, 2003.

COOPER CAMERON CORPORATION Registrant

By:	/S/ CHARLES M. SLEDGE
(Charles M. Sledge) Vice President and Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 30th day of July, 2003, below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

* (Nathan M. Avery)	Director

* (C. Baker Cunningham)	Director

/s/ SHELDON R. ERIKSON (Sheldon R. Erikson)	Chairman, President and Chief Executive Officer (principal executive officer)

* Lamar Norsworthy	Director

* (Michael E. Patrick)	Director

* (David Ross III)	Director

* (Bruce W. Wilkinson)	Director

/s/ FRANKLIN MYERS (Franklin Myers)	Senior Vice President, Finance and Chief Financial Officer (principal financial officer)

*By:	/s/ WILLIAM C. LEMMER
William C. Lemmer Attorney-in-Fact

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

Date: July 29, 2003

/s/ FRANKLIN MYERS
Franklin Myers Senior Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description	Sequential Page No.

3.1		Amended and Restated Certificate of Incorporation of Cooper Cameron Corporation, dated June 30, 1995, filed as Exhibit 4.2 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

3.2		Certificate of Amendment to the Restated Certificate of Incorporation of Cooper Cameron Corporation, filed as Exhibit 4.3 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-57995), and incorporated herein by reference.

3.3	*	Second Amended and Restated Bylaws of Cooper Cameron Corporation.

4.1		Form of Rights Agreement, dated as of May 1, 1995, between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, filed as Exhibit 4.1 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

4.2		First Amendment to Rights Agreement between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, dated November 1, 1997, filed as Exhibit 4.2 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

4.3		Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 4, 1998 (Registration Statement No. 333-51705) incorporated herein by reference.

10.1		Cooper Cameron Corporation Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2003.

10.2		Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.6 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-46638), and incorporated herein by reference.

10.3		First Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.7 to the Registration Statement on Form S-8 filed with the SEC on May 29, 2001 (File No. 333-61820) and incorporated herein by reference.

10.4		Second Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.8 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082) and incorporated herein by reference.

10.5		Third Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.9 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082) and incorporated herein by reference.

10.6	*	Fourth Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan.

10.7		Cooper Cameron Corporation Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

10.8		Cooper Cameron Corporation Retirement Savings Plan, as Amended and Restated, effective April 1, 1996, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

Exhibit Number	Description	Sequential Page No.

10.9	Cooper Cameron Corporation Employee Stock Purchase Plan (Registration Statement No. 33-94948), incorporated herein by reference.

10.10	Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.11	First Amendment to Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, effective as of January 1, 1996, filed as Exhibit 10.7 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.12	Cooper Cameron Corporation Supplemental Excess Defined Contribution Plan, filed as Exhibit 10.5 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.13	First Amendment to Cooper Cameron Corporation Supplemental Excess Defined Contribution Plan, effective April 1, 1996, filed as Exhibit 10.9 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.14	Cooper Cameron Corporation Compensation Deferral Plan (formerly the Cooper Cameron Corporation Management Incentive Compensation Deferral Plan), effective January 1, 1996, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.15	First Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective July 1, 1998, filed as Exhibit 10.12 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.16	Second Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective January 1, 1999, filed as Exhibit 10.13 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.17	Third Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective January 1, 2000, filed as Exhibit 10.14 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.18	Cooper Cameron Corporation Directors Deferred Compensation Plan, filed as Exhibit 10.7 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.19	Employment Agreement by and between Sheldon R. Erikson and Cooper Cameron Corporation, effective as of August 13, 1999, filed as Exhibit 10.16 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.20	Employment Agreement by and between Franklin Myers and Cooper Cameron Corporation, effective as of September 1, 1999, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.21	Form of Change in Control Agreement, effective November 11, 1999, by and between Cooper Cameron Corporation and Scott Amann, John Chapman, Jane Crowder, William Lemmer and Robert Rajeski, filed as Exhibit 10.19 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

Exhibit Number		Description	Sequential Page No.

10.22		Form of Change in Control Agreement, effective July 12, 2000, by and between Cooper Cameron Corporation and Michael C. Jennings, filed as Exhibit 10.22 to the Annual Report on Form 10-K for 2000 of Cooper Cameron Corporation and incorporated herein by reference.

10.23	*	Form of Change in Control Agreement, effective October 10, 2002, by and between Cooper Cameron Corporation and Charles M. Sledge.

10.24		Amended and Restated Management Incentive Compensation Plan of Cooper Cameron Corporation, incorporated herein by reference to the Cooper Cameron Corporation 2000 Proxy Statement for the Annual Meeting of Stockholders held on May 11, 2000.

10.25		Change in Control Policy of Cooper Cameron Corporation, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.26		Executive Severance Program of Cooper Cameron Corporation, approved July 20, 2000, filed as Exhibit 10.25 to the Annual Report on Form 10-K for 2000 of Cooper Cameron Corporation and incorporated herein by reference.

10.27		Credit Agreement, dated as of March 6, 2002, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and Bank One, as agent, filed as Exhibit 10.30 to the Annual Report on Form 10-K for 2001 of Cooper Cameron Corporation and incorporated herein by reference.

10.28	*	First Amendment to the Credit Agreement dated March 6, 2002, effective as of March 5, 2003, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and Bank One, as agent.

10.29		Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Buffalo, New York Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57991), incorporated herein by reference.

10.30		Cooper Cameron Corporation Savings-Investment Plan for Hourly Employees, filed as Exhibit 4.7 to the Registration Statement on Form S-8 (Registration No. 333-77641), incorporated herein by reference.

10.31		Cooper Cameron Corporation Directors’ 2001 Deferred Compensation Plan dated February 7, 2001, filed as Exhibit 10.33 to the Annual Report on Form 10-K for 2001 of Cooper Cameron Corporation and incorporated herein by reference.

10.32	*	Form of Indemnification Agreement, effective February 20, 2002, by and between Cooper Cameron Corporation and Nathan M. Avery, C. Baker Cunningham, Sheldon R. Erikson, Lamar Norsworthy, Michael E. Patrick, David Ross and Bruce W. Wilkinson.

13.1		Portions of the 2002 Annual Report to Stockholders are included as an exhibit to this report and have been specifically incorporated by reference elsewhere herein.

21.1*		Subsidiaries of registrant.

23.1		Consent of Independent Auditors.

*	Filed Previously