Form 10-Q
period 2003-06-30
COOPER CAMERON CORP
filed 2003-07-31
CIK 941548

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Yes    ☒                         No    ☐

Number of shares outstanding of issuer’s common stock as of July 25, 2003 was 54,770,068.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COOPER CAMERON CORPORATION

CONSOLIDATED RESULTS OF OPERATIONS

(dollars and shares in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
REVENUES	$400.9	$402.6	$762.0	$769.5

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization)	283.4	286.7	540.5	546.6
Depreciation and amortization	20.4	19.9	40.8	38.2
Selling and administrative expenses	68.0	63.9	139.6 [1]	124.8
Interest income	(1.0)	(2.0)	(2.4)	(3.9)
Interest expense	2.0	2.2	4.1	4.4

Total costs and expenses	372.8	370.7	722.6	710.1

Income before income taxes	28.1	31.9	39.4	59.4
Income tax provision	(7.3)	(9.2)	(10.2)	(17.2)

Net income	$20.8	$22.7	$29.2	$42.2

Earnings per share:
Basic	$0.38	$0.42	$0.53	$0.78

Diluted	$0.37	$0.40	$0.53	$0.75

Shares used in computing earnings per common share:
Basic	54.7	54.2	54.7	54.1

Diluted	60.2	60.0	55.5	59.8

[1]	Includes plant closing, business realignment and other costs. See Note 3 of the Notes to Consolidated Condensed Financial Statements.

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in millions, except shares and per share data)

	June 30, 2003	Dec. 31, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$328.7	$273.8
Short-term investments	24.4	25.3
Receivables, net	276.3	304.8
Inventories, net	431.2	387.2
Other	39.5	26.8

Total current assets	1,100.1	1,017.9

Plant and equipment, net	469.8	475.9
Goodwill, net	308.4	301.9
Other assets	203.0	202.0

TOTAL ASSETS	$2,081.3	$1,997.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$261.2	$4.9
Accounts payable and accrued liabilities	375.3	354.4
Accrued income taxes	17.3	15.5

Total current liabilities	653.8	374.8

Long-term debt	206.2	463.0
Postretirement benefits other than pensions	43.1	45.2
Deferred income taxes	45.6	45.6
Other long-term liabilities	28.3	27.8

Total liabilities	977.0	956.4

Stockholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized, 54,768,668 shares issued (54,566,054 at December 31, 2002)	0.5	0.5
Capital in excess of par value	953.8	949.2
Retained earnings	137.4	108.2
Accumulated other elements of comprehensive income	12.6	(14.8)
Less: Treasury stock at cost, 54,954 shares at December 31, 2002	—	(1.8)

Total stockholders’ equity	1,104.3	1,041.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,081.3	$1,997.7

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$20.8	$22.7	$29.2	$42.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16.6	17.4	33.6	33.4
Amortization (primarily capitalized software)	3.8	2.5	7.2	4.8
Deferred income taxes and other	0.9	0.2	(2.0)	2.0
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	58.7	18.2	33.7	17.8
Inventories	(20.5)	28.2	(32.8)	28.0
Accounts payable and accrued liabilities	(45.3)	(6.0)	10.4	(27.8)
Other assets and liabilities, net	3.5	(5.9)	(1.1)	(7.4)

Net cash provided by operating activities	38.5	77.3	78.2	93.0

Cash flows from investing activities:
Capital expenditures	(13.2)	(21.9)	(29.1)	(40.7)
Acquisitions	—	—	—	(5.5)
Sales of short-term investments	37.5	75.0	62.8	75.0
Purchases of short-term investments	(34.1)	(5.8)	(61.9)	(19.4)
Other	0.6	1.9	1.4	3.4

Net cash provided by (used for) investing activities	(9.2)	49.2	(26.8)	12.8

Cash flows from financing activities:
Loan borrowings (repayments), net	(1.0)	0.1	(0.8)	(4.8)
Activity under stock option plans and other	0.5	2.6	0.5	2.6

Net cash provided by (used for) financing activities	(0.5)	2.7	(0.3)	(2.2)

Effect of translation on cash	6.0	9.1	3.8	9.4

Increase in cash and cash equivalents	34.8	138.3	54.9	113.0

Cash and cash equivalents, beginning of period	293.9	86.3	273.8	111.6

Cash and cash equivalents, end of period	$328.7	$224.6	$328.7	$224.6

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying Unaudited Consolidated Condensed Financial Statements of Cooper Cameron Corporation (the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial information for the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto filed by the Company on Form 10-K for the year ended December 31, 2002. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

(dollars in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income, as reported	$20.8	$22.7	$29.2	$42.2
Less total stock-based employee compensation expense determined under the fair value method of all awards, net of tax	(5.0)	(5.6)	(9.9)	(11.3)

Pro forma net income	$15.8	$17.1	$19.3	$30.9

Earnings per share:
Basic—as reported	$0.38	$0.42	$0.53	$0.78

Basic—pro forma	$0.29	$0.32	$0.35	$0.57

Diluted—as reported	$0.37	$0.40	$0.53	$0.75

Diluted—pro forma	$0.28	$0.31	$0.35	$0.56

Note 2 – New Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“FAS 150”), which becomes effective for the Company during the third quarter of 2003. FAS 150 will affect the Company’s accounting for its two forward purchase agreements (see Note 9 of the Notes to Consolidated Condensed Financial Statements). Historically, these contracts were treated as permanent equity and changes in the fair value of these contracts were not recognized. Under FAS 150, the Company estimates that it will recognize income of $12.5 million which will be reflected as a cumulative effect of an accounting change in the third quarter of 2003. Subsequent changes in the fair value of these instruments (calculated as the change in the Company’s stock price from July 1, 2003 multiplied by the number of underlying shares under the agreements) will be reflected in the Company’s results of operations.

Note 3 – Plant Closing, Business Realignment and Other Costs

Plant closing, business realignment and other costs included within selling and administrative expenses for the three and six months ended June 30, 2003 totaled zero and $5.5 million, respectively, and reflect (i) $3.0 million of costs for employee severance, relocation and plant closure activities incurred by Cooper Compression in connection with the decision announced in the fourth quarter of 2002 to close 13 facilities in the gas compression business, (ii) $1.0 million related to the Company’s international tax restructuring activities which were begun in 2002 and (iii) $1.5 million related to a litigation award associated with the use of certain intellectual property obtained in connection with a previous acquisition.

Note 4 – Segments

(dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
Cameron	$243.3	$238.6	$470.6	$452.5
Cooper Cameron Valves (CCV)	75.9	76.1	147.8	139.2
Cooper Compression	81.7	87.9	143.6	177.8

	$400.9	$402.6	$762.0	$769.5

Income (loss) before taxes:
Cameron	$21.6	$22.2	$37.4	$41.2
CCV	8.3	10.8	17.0	19.9
Cooper Compression	5.3	4.1	0.1	8.6
Corporate & Other [1]	(7.1)	(5.2)	(15.1)	(10.3)

	$28.1	$31.9	$39.4	$59.4

[1]	Corporate & Other includes expenses associated with the Company’s Corporate office in Houston, Texas as well as all of the Company’s interest.

Note 5 – Certain Balance Sheet Components

Inventories consisted of the following:

(dollars in millions)	June 30, 2003	Dec. 31, 2002
Raw materials	$34.7	$37.1
Work-in-process	113.9	99.4
Finished goods, including parts and subassemblies	359.9	329.2
Other	2.0	1.8

	510.5	467.5
Allowances	(79.3)	(80.3)

	$431.2	$387.2

Plant and equipment consisted of the following:

(dollars in millions)	June 30, 2003	Dec. 31, 2002
Plant and equipment, at cost	$1,062.2	$1,031.0
Accumulated depreciation	(592.4)	(555.1)

	$469.8	$475.9

Goodwill consisted of the following:

(dollars in millions)	June 30, 2003	Dec. 31, 2002
Goodwill, gross	$513.9	$503.3
Accumulated amortization	(205.5)	(201.4)

	$308.4	$301.9

Note 6 – Current Portion of Long-term Debt

Given the Company’s cash and short-term investments balance of $353.1 million at June 30, 2003, as well as expected cash flow over the next twelve months, the Company elected not to renew its existing $100.0 million revolving credit agreement upon its expiration on July 7, 2003. No amounts were outstanding under this credit facility at June 30, 2003.

The Company has a series of twenty-year zero-coupon convertible debentures with an aggregate principal amount at maturity of approximately $320.8 million. The holders of these debentures have the right to require the Company to repurchase the debentures on May 17, 2004 at an aggregate price of approximately $259.5 million. Accordingly, this obligation has been classified as a current liability as of June 30, 2003 in the Company’s consolidated balance sheet.

Note 7 – Comprehensive Income

The amounts of comprehensive income were as follows:

(dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income per Consolidated Results of Operations	$20.8	$22.7	$29.2	$42.2
Foreign currency translation gain [1]	26.7	28.4	27.5	21.1
Change in fair value of short-term investments, net of tax	—	(0.1)	(0.1)	2.3

Comprehensive income	$47.5	$51.0	$56.6	$65.6

[1]	The significant changes in the “Foreign currency translation gain” relate primarily to the Company’s operations in the United Kingdom, France, Canada, Germany, Ireland, Luxembourg and Norway.

The components of accumulated other elements of comprehensive income were as follows:

(dollars in millions)	June 30, 2003	Dec. 31, 2002
Accumulated foreign currency translation gain (loss)	$12.9	$(14.6)
Accumulated adjustments to record minimum pension liabilities, net of tax	(0.3)	(0.3)
Difference between cost and fair value of short-term investments, net of tax	—	0.1

Accumulated other elements of comprehensive income	$12.6	$(14.8)

Note 8 – Earnings Per Share

The calculation of diluted shares outstanding is as follows:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Basic shares	54.7	54.2	54.7	54.1
Impact of employee stock options	0.8	1.1	0.8	1.0
Impact of convertible debentures	4.7	4.7	—	4.7

Diluted shares	60.2	60.0	55.5	59.8

The calculation of net income used in computing diluted earnings per common share is as follows:

(dollars in millions)	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income	$20.8	$22.7	$29.2	$42.2
After-tax interest on convertible debentures	1.3	1.3	—	2.5

	$22.1	$24.0	$29.2	$44.7

Note 9 – Forward Purchase Agreements

At June 30, 2003, the Company was party to two forward purchase agreements with a third-party financial institution for the purchase of a total of 1,006,500 shares of the Company’s Common stock. These agreements are summarized below:

	Forward Agreement Dated
	August 2002	March 2002
Underlying shares	350,500	656,000
Average price per share	$39.24	$36.46
Settlement required by	August 12, 2004	March 15, 2004
Maximum issuable shares	2,103,000	3,600,000

The Company is considering closing out these forward purchase agreements through either cash or net share settlement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical data contained herein, this document includes “forward-looking statements” regarding future revenues and earnings of the Company, as well as expectations regarding cash flows and future capital spending, made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those described in forward-looking statements. These statements are based on current expectations of the Company’s performance and are subject to a variety of factors, which can affect the Company’s results of operations, liquidity or financial condition. Such factors may include overall demand for, and pricing of, the Company’s products; the size and timing of orders; the Company’s ability to successfully execute large subsea projects it has been awarded; changes in the price of and demand for oil and gas in both domestic and international markets; political and social issues affecting the countries in which the Company does business; fluctuations in currency markets worldwide; fluctuations in debt and equity markets and variations in global economic activity. In particular, current and projected oil and gas prices historically have directly affected customers’ spending levels and their related purchases of the Company’s products and services, though they have not done so recently. Additionally, changes in oil and gas price expectations may impact the Company’s financial results due to changes in cost structure, staffing or spending levels. See additional factors discussed in “Factors That May Affect Financial Condition and Future Results” contained herein.

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

SECOND QUARTER 2003 COMPARED TO SECOND QUARTER 2002

Cooper Cameron Corporation had net income of $20.8 million, or $0.37 per share on a diluted basis, for the second quarter of 2003 compared to $22.7 million, or $0.40 per share on a diluted basis, for the second quarter of 2002.

REVENUES

Revenues for the second quarter of 2003 totaled $400.9 million, a decrease of 0.4% from $402.6 million for the second quarter of 2002.

Revenues for the second quarter of 2003 for Cameron totaled $243.3 million, an increase of 2.0% from $238.6 million for the second quarter of 2002. Movement in foreign currencies caused an increase in revenues of approximately $11.7 million. Geographically, sales increased 10.2% to customers in the Eastern Hemisphere while sales decreased 5.1% to customers in the Western Hemisphere and 14.1% to customers in the Asia Pacific/Middle East Region. The increase in sales to customers in the Eastern Hemisphere resulted from movements in foreign currencies. Sales declined 2.9% in the subsea and drilling product lines due to the timing of large project shipments. Sales in the surface product line increased 2.0%. Revenues also reflect a $4.9 million increase in license fees received by the Company.

Revenues for the second quarter of 2003 for Cooper Cameron Valves (“CCV”) totaled $75.9 million, a decrease of 0.2% from $76.1 million for the second quarter of 2002. Sales in the distributor product line increased 49.5%, which primarily reflects the acquisition of a Canadian valve manufacturer in December 2002. Sales in the engineered product line decreased 21.0%, which primarily reflects weakness in the domestic pipeline ball valve market.

Revenues for the second quarter of 2003 for Cooper Compression totaled $81.7 million, a decrease of 7.1% from $87.9 million for the second quarter of 2002. The decrease in revenue was primarily attributable to a 25.5% decrease in the gas compression market. These decreases were attributable to, among other things, the financial difficulties that Cooper Compression’s major customers have been experiencing since late 2001, additional competition from various distributors and a lack of significant domestic development projects that would require Cooper Compression’s equipment. Sales in the air compression business increased 52.0% due to improved demand in the international manufacturing market for new equipment.

ORDERS

Orders were as follows:

	Three months ended June 30,
(dollars in millions)	2003	2002	Increase
Cameron	$239.0	$199.7	$39.3
CCV	80.5	63.0	17.5
Cooper Compression	89.9	87.4	2.5

	$409.4	$350.1	$59.3

Orders for the second quarter of 2003 were $409.4 million, an increase of 16.9% from $350.1 million for the second quarter of 2002. Cameron’s orders for the second quarter of 2003 were $239.0 million, an increase of 19.7% from $199.7 million for the second quarter of 2002. Movement in foreign currencies caused a 3.9% increase in orders. Surface orders increased 7.4%, drilling orders increased 50.4% and subsea orders increased 26.9%. CCV’s orders for the second quarter of 2003 were $80.5 million, an increase of 27.8% from $63.0 million for the second quarter of 2002. The growth in orders was primarily attributable to a 79.8% increase in the distributor line, which was driven by the acquisition of a Canadian valve manufacturer in December 2002, which contributed $12.3 million of the overall increase. Cooper Compression’s orders for the second quarter of 2003 were $89.9 million, an increase of 2.9% from $87.4 million in the second quarter of 2002. The growth in orders was primarily attributable to a 8.1% increase in the air compression market.

COSTS AND EXPENSES

Gross margin (exclusive of depreciation and amortization) for the second quarter of 2003 was $117.5 million as compared to $115.9 million for the second quarter of 2002, an increase of 1.4%. Gross margin as a percentage of revenues for the second quarter of 2003 increased to 29.3% from 28.8% for the second quarter of 2002.

Cameron’s gross margin percentage increased to 28.3% in the second quarter of 2003 from 27.9% in the second quarter of 2002. This increase is primarily attributable to (i) a reduction in warranty and LIFO expense, which increased the gross margin percentage by 1.6% in the aggregate and (ii) an increase in license fee revenues, which increased the gross margin percentage by 1.6%. These increases were primarily offset by (i) subsea project shipments and pricing pressures in the aftermarket and drilling product lines, which decreased the gross margin percentage by approximately 2.3% and (ii) higher overhead costs without a proportionate increase in revenues, which decreased the gross margin percentage by 0.2%.

CCV’s gross margin percentage increased to 31.7% for the second quarter of 2003 from 30.2% in the second quarter of 2002, due primarily to a reduction in warranty and workers compensation expense, which increased the gross margin percentage by 2.5% in the aggregate. These increases were offset by (i) relatively fixed overhead costs associated with the engineered product line, which did not decline proportionally with the decline in revenues in this product line, resulting in an approximate 0.6% decline in the gross margin percentage, and (ii) pricing pressures in CCV’s engineered products resulting from the slowdown in domestic pipeline projects.

Cooper Compression’s gross margin percentage decreased to 30.0% in the second quarter of 2003 from 30.2% in the second quarter of 2002, due primarily to lower margins in the air compression business partially offset by the liquidation of certain low-cost LIFO inventory layers, which increased the gross margin by approximately 2.1%.

Selling and administrative expenses for the second quarter of 2003 were $68.0 million, an increase of $4.1 million from $63.9 million for the second quarter of 2002. The increase in selling and administrative expenses was primarily attributable to (i) $1.7 million associated with movements in foreign currencies, (ii) $1.2 million associated with the acquisition of a Canadian valve manufacturer in December 2002 and (iii) $0.6 million associated with the lease related to the Cameron headquarters.

Depreciation and amortization expense for the second quarter of 2003 was $20.4 million, an increase of $0.5 million from $19.9 million for the second quarter of 2002. The increase in depreciation and amortization is primarily attributable to (i) $1.6 million of amortization associated with the Company’s new enterprise-wide business system, (ii) $0.5 million associated with the acquisition of a Canadian valve manufacturer in December 2002 and (iii) $0.5 million attributable to movements in foreign currencies. These increases were partially offset by (i) a decrease resulting from $1.1 million of accelerated amortization recorded in the second quarter of 2002 related to legacy software systems which were replaced by the Company’s new enterprise-wide business system and (ii) a $0.6 million decline associated with assets which became fully depreciated.

Interest income for the second quarter of 2003 was $1.0 million as compared to $2.0 million for the second quarter of 2002. The reduction in interest income resulted from lower earnings on the Company’s excess cash balances as the interest rates associated with these investments have declined.

Interest expense for the second quarter of 2003 was $2.0 million as compared to $2.2 million for the second quarter of 2002. Interest expense for both periods primarily represented interest on the Company’s convertible debentures.

The income tax provision for the second quarter of 2003 was $7.3 million as compared to $9.2 million for the second quarter of 2002. The estimated effective tax rate for the second quarter of 2003 was 26.0% as compared to 29.0% in the second quarter of 2002. The decline in the estimated effective tax rate for the second quarter of 2003 primarily reflects the impact of the Company’s international tax restructuring activities.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Cooper Cameron Corporation had net income of $29.2 million, or $0.53 per share on a diluted basis, for the first six months of 2003 compared to $42.2 million, or $0.75 per share on a diluted basis, for the comparable period of 2002. The results for the first six months of 2003 included pre-tax charges of $5.5 million ($4.1 million after-tax) related to plant closing, business realignment and other costs which consisted primarily of (i) facility closing activities in the Cooper Compression division, (ii) the Company’s international tax restructuring activities and (iii) a litigation award associated with the use of certain intellectual property obtained in connection with a previous acquisition.

REVENUES

Revenues for the first six months of 2003 totaled $762.0 million, a decrease of 1.0% from $769.5 million for the comparable period of 2002.

Revenues for the first six months of 2003 for Cameron totaled $470.6 million, an increase of 4.0% from $452.5 million for the comparable period of 2002. Movement in foreign currencies caused an increase in revenues of approximately $22.3 million. Geographically, sales increased 12.1% to customers in the Eastern Hemisphere, primarily due to movements in foreign currency, while sales to customers in the Western Hemisphere and the Asia Pacific/Middle East Region declined 3.2% due primarily to a decline in subsea shipments. Revenues increased 3.9% in the drilling and surface product lines and 0.8% in the subsea product line. Revenues also reflect a $5.0 million increase in license fees received by the Company.

Revenues for the first six months of 2003 for Cooper Cameron Valves (“CCV”) totaled $147.8 million, an increase of 6.2% from $139.2 million for the comparable period of 2002.

Sales in the distributor product line increased 49.4%, which primarily reflects the acquisition of a Canadian valve manufacturer in December 2002. Sales in the engineered product line decreased 14.4%, which primarily reflects weakness in the domestic pipeline ball valve market.

Revenues for the first six months of 2003 for Cooper Compression totaled $143.6 million, a decrease of 19.2% from $177.8 million for the comparable period of 2002. The decrease in revenue was primarily attributable to a 34.1% decrease in sales in the gas compression market. These decreases were attributable to, among other things, the financial difficulties that Cooper Compression’s major customers have been experiencing since late 2001, additional competition from various distributors and a lack of significant domestic development projects that would require Cooper Compression’s equipment. Sales in the air compression market increased 23.8% due to improved demand in the international manufacturing market for new equipment.

ORDERS AND BACKLOG

Orders were as follows:

	June 30,
(dollars in millions)	2003	2002	Increase
Cameron	$593.3	$408.3	$185.0
CCV	158.9	131.5	27.4
Cooper Compression	170.5	166.6	3.9

	$922.7	$706.4	$216.3

Orders for the first six months of 2003 were $922.7 million, an increase of 30.6% from $706.4 million for the comparable period of 2002. Cameron’s orders for the first six months of 2003 were $593.3 million, an increase of 45.3% from $408.3 million for the comparable period of 2002. Movement in foreign currencies caused a 6.7% increase in orders. Surface orders increased 4.5%, drilling orders increased 41.3% and subsea orders increased 155.2%. The increase in drilling orders was due primarily to several large orders in the Asia Pacific/Middle East Region. The increase in subsea orders was due primarily to the award of a $138.0 million subsea order for a project offshore West Africa. CCV’s orders for the first six months of 2003 were $158.9 million, an increase of 20.8% from $131.5 million for the comparable period of 2002. The increase in orders was due primarily to (i) $22.7 million of orders generated from the Canadian valve manufacturer that was acquired in December 2002 and (ii) a $6.4 million increase in CCV’s remaining distribution business. Cooper Compression’s orders for the first six months of 2003 were $170.5 million, an increase of 2.3% from $166.6 million in the comparable period of 2002. A 20.5% increase in orders from the air compression market was partially offset by a 6.0% decline in orders from the gas compression market.

Backlog was as follows:

(dollars in millions)	June 30, 2003	Dec. 31, 2002	Increase
Cameron	$820.6	$695.8	$124.8
CCV	68.1	56.1	12.0
Cooper Compression	100.6	75.9	24.7

	$989.3	$827.8	$161.5

COSTS AND EXPENSES

Gross margin (exclusive of depreciation and amortization) for the first six months of 2003 was $221.5 million as compared to $222.9 million for the comparable period of 2002, a decrease of 0.6%. Gross margin as a percentage of revenues for the first six months of 2003 increased to 29.1% from 29.0% for the comparable period of 2002.

Cameron’s gross margin percentage remained flat at 28.1% for the first six months of 2003 as compared to the first six months of 2002. A reduction in the gross margin percentage across all product lines, which reduced the gross margin percentage 2.1% in the aggregate, was offset by lower LIFO expense and higher license fee revenue and foreign currency gains.

CCV’s gross margin percentage increased to 31.5% for the first six months of 2003 from 30.9% in the comparable period of 2002, due primarily to a reduction in warranty expense and lower workers compensation expense, which increased the gross margin percentage by 1.1% in the aggregate. These increases were primarily offset by pricing pressures in CCV’s engineered products resulting from the slowdown in domestic pipeline projects.

Cooper Compression’s gross margin percentage increased to 29.7% in the first six months of 2003 from 29.6% in the comparable period of 2002, due primarily to the liquidation of certain low-cost LIFO inventory layers, which increased the gross margin by approximately 3.7%, partially offset by lower aftermarket revenues, which typically carry higher margins than new unit revenues (resulting in an approximate 1.0% decline in the gross margin percentage) and relatively fixed overhead costs which did not decline proportionally with the decline in revenues (resulting in an approximate 2.6% decline in the gross margin percentage).

Selling and administrative expenses for the first six months of 2003 were $139.6 million, an increase of $14.8 million from $124.8 million for the comparable period of 2002. The increase in selling and administrative expenses is due primarily to (i) $5.5 million of plant closing, business realignment and other costs, (ii) $2.0 million associated with the acquisition of a Canadian valve manufacturer in December 2002, (iii) $3.5 million associated with movements in foreign currencies and (iv) $1.2 million associated with the lease related to the Cameron headquarters.

Plant closing, business realignment and other costs referred to above for the first six months of 2003 were $5.5 million and comprised (i) $3.0 million of costs related to the closing of facilities in the Cooper Compression division, (ii) $1.0 million related to the Company’s international tax restructuring activities and (iii) $1.5 million related to a litigation award associated with the use of certain intellectual property obtained in connection with a previous acquisition.

Depreciation and amortization expense for the first six months of 2003 was $40.8 million, an increase of $2.6 million from $38.2 million for the comparable period of 2002. The increase in depreciation and amortization is primarily attributable to (i) $3.5 million of amortization associated with the Company’s new enterprise-wide business system, (ii) $0.7 million associated with the acquisition of a Canadian valve manufacturer in December 2002, (iii) $1.6 million associated with capital additions in 2002 and 2003 and (iv) $1.1 million associated with movements in foreign currencies. These increases were partially offset by (i) a decrease resulting from $1.2 million of accelerated amortization recorded in the first six months of 2002 related to the legacy software systems that were replaced by the Company’s new enterprise-wide business system and (ii) a $2.3 million decline associated with assets which became fully depreciated.

Interest income for the first six months of 2003 was $2.4 million as compared to $3.9 million for the comparable period of 2002. The reduction in interest income resulted from lower earnings on the Company’s excess cash balances as the interest rates associated with these investments have declined.

Interest expense for the first six months of 2003 was $4.1 million as compared to $4.4 million for the comparable period of 2002. Interest expense for both periods primarily represented interest on the Company’s convertible debentures.

The income tax provision for the first six months of 2003 was $10.2 million as compared to $17.2 million for the comparable period of 2002. The estimated effective tax rate for the first six months of 2003 was 26.0% as compared to 29.0% in the comparable period of 2002. The decline in the estimated effective tax rate for the first six months of 2003 primarily reflects the impact of the Company’s international tax restructuring activities.

CASH FLOW, LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

The Company’s cash, cash equivalents and short-term investments totaled $353.1 million at June 30, 2003, an increase of $54.0 million from December 31, 2002. This increase resulted primarily from cash generated from operating activities, partially offset by capital expenditures.

For the six months ended June 30, 2003, the Company’s operating activities generated $78.2 million of cash as compared to $93.0 million during the same period of 2002. Cash flow from operations for the six months ended June 30, 2003 was comprised primarily of net income of $29.2 million, adjusted for depreciation and amortization of $40.8 million, and $10.2 million of working capital decreases. The most significant changes in working capital were increases in inventory, accounts payables and accrued liabilities and a decrease in receivables. Inventories increased for the six months ended June 30, 2003 primarily as a result of anticipated subsea shipments during the latter part of 2003. The decrease in receivables primarily reflects the timing of billings to customers. The increase in accounts payable and accrued liabilities primarily reflects the timing of payments to suppliers as well as increased progress payments from customers on large subsea projects.

For the six months ended June 30, 2003, the Company’s investing activities consumed $26.8 million of cash as compared to generating $12.8 million during the same period of 2002. Capital expenditures for the six months ended June 30, 2003 totaling $29.1 million decreased from expenditures of $40.7 million during the same period of 2002 due to lower levels of spending on a new enterprise-wide software system, which the Company began implementing in late 2002. The Company expects capital expenditures of approximately $65.0 to $70.0 million during 2003.

For the six months ended June 30, 2003, the Company’s financing activities consumed $0.3 million of cash, as compared to $2.2 million during the same period of 2002. The primary components of the Company’s financing activities were activity under short-term lines of credit and stock option exercises for both periods.

During the third quarter of 2002, the Company reached an agreement with a joint-venture partner whereby the partner had the option to purchase certain specialized fixed assets with a net book value of $3.7 million as of June 30, 2003 and certain other assets by March 31, 2003 for a cash payment of $4.3 million and certain other consideration. The joint venture partner did not exercise this option as of March 31, 2003. The Company is currently exploring other uses or other disposal means, which could result in a write-down of all or a portion of the net book value of these assets if the Company is not successful in identifying such other options which would support the carrying value of these assets.

The Company’s $100.0 million revolving credit agreement expired on July 7, 2003. Given the Company’s cash and short-term investments balance of $353.1 million at June 30, 2003, as well as expected cash flow over the next twelve months, the Company elected not to renew this facility.

At June 30, 2003, the Company was party to two forward purchase agreements with a third-party financial institution for the purchase of a total of 1,006,500 shares of the Company’s common stock. These agreements are summarized below:

	Forward Agreement Dated
	August 2002	March 2002
Underlying shares	350,500	656,000
Average price per share	$39.24	$36.46
Settlement required by	August 12, 2004	March 15, 2004
Maximum issuable shares	2,103,000	3,600,000

The Company is currently considering closing out these forward purchase agreements through either cash or net share settlement.

The Company has two series of convertible debentures outstanding. The first series consists of twenty-year zero-coupon convertible debentures with an aggregate principal amount at maturity of approximately $320.8 million. The holders of these debentures have the right to require the Company to repurchase the debentures on May 17, 2004 at an aggregate price of approximately $259.5 million. Accordingly, this obligation has been classified as a current liability as of June 30, 2003 in the Company’s consolidated balance sheet. The holders of the second series of debentures aggregating $200.0 million, cannot require the Company to repurchase the debentures until May 2006.

The Company currently expects to fund expenditures for capital requirements as well as liquidity needs from available cash and short-term investment balances and cash generated from operating activities. Should the holders of the first series of convertible debentures exercise their right to have the Company repurchase the debentures, the Company may require funding from alternative sources, which might include additional debt, equity issuances or a new revolving credit agreement.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued FAS 150, which becomes effective for the Company during the third quarter of 2003. FAS 150 will affect the Company’s accounting for its two forward purchase agreements (see Note 9 of the Notes to Consolidated Condensed Financial Statements). Historically, these contracts were treated as permanent equity and changes in the fair value of these contracts were not recognized. Under FAS 150, the Company estimates that it will recognize income of $12.5 million which will be reflected as a cumulative effect of an accounting change in the third quarter of 2003. Subsequent changes in the fair value of these instruments (calculated as the change in the Company’s stock price from July 1, 2003 multiplied by the number of underlying shares under the agreements) will be reflected in the Company’s results of operations.

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

The Company has manufacturing and service operations that are essential parts of its business in developing countries and economically and politically volatile areas in Africa, Latin America, the Middle East and the Asia-Pacific region. Additionally, the Company also purchases a large portion of its raw materials and components from a relatively small number of foreign suppliers in countries such as India, South Korea, Taiwan and China. The risks of international business that the Company is exposed to include the following:

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

The Company is in the process of implementing a new enterprise-wide software system. During 2002, the Company converted the U.S. and Canadian operations of Cameron and CCV to the new system. The Cooper Compression division was converted to the new system in March 2003. The majority of the Company’s remaining operations are expected to be converted to the new system during 2003. Any disruption in this plan could negatively affect the Company’s ability to develop, procure, manufacture and/or deliver products, and could disrupt the Company’s financial reporting system.

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

The Company’s subsea projects expose the Company to new risks.

The Company continues to expand into the subsea systems market. These projects are typically significantly larger in scope and complexity (both in terms of technical and logistical requirements) than those in the Company’s surface markets since subsea projects can (i) involve long lead times, (ii) function in greater water depths and pressure and (iii) require substantial engineering resources to meet the technical requirements of the project. To the extent the Company experiences difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted. As of June 30, 2003, the Company had a subsea backlog of approximately $541.4 million.

Changes in the equity and debt markets impact pension expense and funding requirements for the Company’s defined benefit plans.

The Company accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (FAS 87), which requires that amounts recognized in the financial statements be determined on an actuarial basis. A significant element in determining the Company’s pension income or expense in accordance with FAS 87 is the expected return on plan assets. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which results in an estimated return on plan assets that is included in current year pension income or expense. The difference between this expected return and the actual return on plan assets is deferred and amortized against future pension income or expense. Due to the weakness in the overall equity markets from 2000 through 2002, the plan assets have earned a rate of return substantially less than the assumed long-term rate of return. As a result, expense associated with the Company’s pension plans has increased, and will continue to increase, significantly from the level recognized historically.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2003, the Company had $24.4 million of short-term investments consisting of auction-rate preferred stock securities issued by U.S. public companies and securitized student loans issued by Academic Management Services. Changes in the financial markets, including interest rates, as well as the performance of the issuing companies can affect the market value of the Company’s short-term investments.

Item 4. Controls and Procedures

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s Disclosure Committee of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Disclosure Committee has presented its conclusion on the aforementioned controls to the Company’s chief executive officer and chief financial officer. Based on the evaluation performed by the Disclosure Committee, the Company’s senior management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective.

Subsequent to the date of that evaluation, the Company converted certain of its international locations to Cooper Cameron’s new enterprise-wide software system. Although the Company developed an overall implementation plan which it believes will allow for a successful transition to the new system, the Disclosure Committee has not reviewed the effectiveness of the disclosure controls and procedures with respect to the conversion at these locations. This is expected to occur in conjunction with the Company’s third quarter certification process.

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

Environmental Matters

Cooper Cameron is subject to numerous federal, state, local and foreign laws and regulations relating to the storage, handling and discharge of materials into the environment. These include, in the United States, the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), the Clean Water Act, the Clean Air Act (including the 1990 Amendments) and the Resource Conservation and Recovery Act. Foreign laws include, in Canada, the Environmental Protection Act; in Europe, the EU Environmental Directives; and in Singapore, the Environmental Pollution Control Act. Cooper Cameron believes that its existing environmental control procedures are adequate and it has no current plans for substantial capital expenditures in this area. Cooper Cameron has an active environmental management program aimed at compliance with existing environmental regulations and elimination or significant reduction in the generation of pollutants in its manufacturing processes. Cooper Cameron management intends to continue these policies and programs.

The cost of environmental remediation and compliance has not been a material expense for the Company during any of the periods presented in this Form 10-Q. Cooper Cameron has been identified as a potentially responsible party (“PRP”) with respect to five sites designated for cleanup under CERCLA or similar state laws. The Company’s involvement at two of the sites has been settled by de minimis payments and involvement at two of the other sites is believed to be at a de minimis level. The fifth site is Osborne, Pennsylvania (a landfill into which the Cooper Compression operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. The Company believes, based on its review and other factors, that the estimated costs related to these sites will not have a material adverse effect on the Company’s results of operations, financial condition or liquidity. However, no assurance can be given that the actual cost will not exceed the estimates of the cleanup costs, once determined. Additionally, the Company has discontinued operations at a number of other sites which had previously been in existence for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. As of June 30, 2003, the Company’s consolidated financial statements included liabilities totaling $10.8 million for environmental matters.

Cooper Cameron is a named defendant in two lawsuits regarding contaminated underground water in a residential area adjacent to a former manufacturing site of one of its predecessors. In Valice v. Cooper Cameron Corporation (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), the plaintiffs claim that the contaminated underground water has reduced property values and threatens the health of the area residents and request class action status which, to date, has not been granted. The plaintiffs seek an analysis of the contamination, reclamation, and recovery of actual damages for the loss of property value. In Oxman vs. Meador, Marks, Heritage Texas Properties, and Cooper Cameron Corporation (80th Jud. Dist. Ct., Harris County, filed February 4, 2003), the plaintiffs purchased property in the area and allege a failure by the defendants to disclose the presence of contamination and seek to recover unspecified monetary damages. The Company has been and is currently working with the Texas Commission of Environmental Quality and continues to monitor the underground water in the area. The Company is of the opinion that there is no risk to area residents and that the lawsuits essentially reflect concerns over possible declines in property value. The Company believes, based on its review of the facts and law, that any potential exposure from these, or similar, suits will not have a material adverse effect on its results of operations, financial condition or liquidity.

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

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held in Houston, Texas on May 8, 2003 for the purpose of electing three members of the Board of Directors, approving an amendment to the Company’s Long-Term Incentive Plan and ratifying the appointment of independent auditors for 2003. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation. Results of stockholder voting were as follows:

	Number of Shares
	For	Against	Abstaining/ Withheld
Election of Board Members:
—Nathan M. Avery	49,049,842	—	1,312,947
—C. Baker Cunningham	49,042,016	—	1,320,773
—Sheldon R. Erikson	49,604,508	—	758,281
Approval of an amendment to the Company’s Long-Term Incentive Plan	28,161,029	22,100,675	101,085
Ratify the appointment of Ernst & Young LLP as independent auditors for 2003	48,678,478	1,624,546	59,765

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit 31.1	Certification, dated July 29, 2003, of the principal executive officer.

Exhibit 31.2	Certification, dated July 29, 2003, of the principal financial officer.

Exhibit 32.1	Certification, dated July 29, 2003, of the principal executive officer and the principal financial officer of the Company pursuant to 18 U.S.C. Section 1350.

(b)    Reports on Form 8-K

The Company filed a Form 8-K dated April 29, 2003 incorporating therein, as an exhibit, a press release dated April 29, 2003 announcing the Company’s earnings for the three months ended March 31, 2003.

The Company filed a Form 8-K dated July 30, 2003 incorporating therein, as an exhibit, a press release dated July 30, 2003 announcing the Company’s earnings for the three- and six-month periods ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2003	Cooper Cameron Corporation (Registrant)

/s/ Franklin Myers Franklin Myers Senior Vice President and Chief Financial Officer and authorized to sign on behalf of the Registrant