Form 10-Q
period 2003-09-30
COOPER CAMERON CORP
filed 2003-10-29
CIK 941548

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]	No [ ]

Number of shares outstanding of issuer’s common stock as of October 24, 2003 was 53,995,085.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COOPER CAMERON CORPORATION
CONSOLIDATED RESULTS OF OPERATIONS
(dollars and shares in millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

REVENUES	$429.1	$383.8	$1,191.1	$1,153.3

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization)	305.4	271.8	845.9	818.4
Depreciation and amortization	21.2	19.3	62.0	57.5
Selling and administrative expenses	69.5	64.0	209.0	188.8
Interest income	(1.5)	(2.3)	(4.0)	(6.2)
Interest expense	2.1	1.9	6.3	6.3

Total costs and expenses	396.7	354.7	1,119.2	1,064.8

Income before income taxes and cumulative effect of accounting change	32.4	29.1	71.9	88.5
Income tax provision	(8.4)	(8.4)	(18.7)	(25.7)

Income before cumulative effect of accounting change	24.0	20.7	53.2	62.8
Cumulative effect of accounting change	12.2	—	12.2	—

Net income	$36.2	$20.7	$65.4	$62.8

Basic earnings per common share:
Before cumulative effect of accounting change	$0.44	$0.38	$0.97	$1.16
Cumulative effect of accounting change	0.23	—	0.23	—

Net income	$0.67	$0.38	$1.20	$1.16

Diluted earnings per common share:
Before cumulative effect of accounting change	$0.42	$0.37	$0.95	$1.11
Cumulative effect of accounting change	0.21	—	0.20	—

Net income	$0.63	$0.37	$1.15	$1.11

Shares used in computing earnings per common share:
Basic	54.4	54.3	54.6	54.2

Diluted	59.7	59.7	60.0	59.8

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except shares and per share data)

	Sept. 30,	Dec. 31,
	2003	2002

	(unaudited)
ASSETS
Cash and cash equivalents	$237.5	$273.8
Short-term investments	79.2	25.3
Receivables, net	311.3	304.8
Inventories, net	465.6	387.2
Other	38.0	26.8

Total current assets	1,131.6	1,017.9

Plant and equipment, net	463.1	475.9
Goodwill, net	308.2	301.9
Other assets	199.4	202.0

TOTAL ASSETS	$2,102.3	$1,997.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$261.9	$4.9
Accounts payable and accrued liabilities	397.7	354.4
Accrued income taxes	17.5	15.5

Total current liabilities	677.1	374.8

Long-term debt	206.5	463.0
Postretirement benefits other than pensions	42.3	45.2
Deferred income taxes	45.6	45.6
Other long-term liabilities	26.9	27.8

Total liabilities	998.4	956.4

Stockholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized, 54,933,658 shares issued at September 30, 2003 (54,566,054 at December 31, 2002)	0.5	0.5
Capital in excess of par value	958.9	949.2
Retained earnings	173.6	108.2
Accumulated other elements of comprehensive income	17.9	(14.8)
Less: Treasury stock at cost, 945,440 shares at September 30, 2003 (54,954 shares at December 31, 2002)	(47.0)	(1.8)

Total stockholders’ equity	1,103.9	1,041.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,102.3	$1,997.7

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$36.2	$20.7	$65.4	$62.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16.6	16.6	50.2	50.0
Amortization (primarily capitalized software)	4.6	2.7	11.8	7.5
Non-cash cumulative effect of accounting change	(12.2)	—	(12.2)	—
Deferred income taxes and other	5.3	0.5	3.3	2.4
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	(32.0)	0.2	1.7	18.1
Inventories	(31.6)	16.9	(64.4)	44.9
Accounts payable and accrued liabilities	26.4	26.2	36.8	(1.5)
Other assets and liabilities, net	(5.2)	(4.3)	(6.3)	(11.7)

Net cash provided by operating activities	8.1	79.5	86.3	172.5

Cash flows from investing activities:
Capital expenditures	(13.6)	(23.6)	(42.8)	(64.3)
Acquisitions	—	(14.7)	—	(20.2)
Sales of short-term investments	26.2	1.1	89.0	76.0
Purchases of short-term investments	(80.8)	(1.5)	(142.7)	(20.8)
Other	4.9	0.3	6.4	3.7

Net cash used for investing activities	(63.3)	(38.4)	(90.1)	(25.6)

Cash flows from financing activities:
Loan borrowings (repayments), net	—	(0.8)	(0.8)	(5.7)
Purchase of treasury stock	(38.0)	—	(38.0)	—
Activity under stock option plans and other	0.6	(1.2)	1.1	1.4

Net cash used for financing activities	(37.4)	(2.0)	(37.7)	(4.3)

Effect of translation on cash	1.4	1.9	5.2	11.4

Increase (decrease) in cash and cash equivalents	(91.2)	41.0	(36.3)	154.0

Cash and cash equivalents, beginning of period	328.7	224.6	273.8	111.6

Cash and cash equivalents, end of period	$237.5	$265.6	$237.5	$265.6

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

     The accompanying Unaudited Consolidated Condensed Financial Statements of Cooper Cameron Corporation (the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial information for the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto filed by the Company on Form 10-K/A for the year ended December 31, 2002.

     As described more fully in the Company’s Annual Report on Form 10-K/A referred to above, the Company measures compensation expense for its stock-based compensation plans using the intrinsic value method. The following table illustrates the pro forma effect on net income and earnings per share if the Company had used the alternative fair value method to recognize stock-based employee compensation expense.

	Three months ended		Nine months ended
	September 30,		September 30,

(dollars in millions, except per share data)	2003	2002	2003	2002

Net income, as reported	$36.2	$20.7	$65.4	$62.8
Less total stock-based employee compensation expense determined under the fair value method of all awards, net of tax	(4.6)	(5.6)	(14.5)	(16.9)

Pro forma net income	$31.6	$15.1	$50.9	$45.9

Earnings per share:
Basic - as reported	$0.67	$0.38	$1.20	$1.16

Basic - pro forma	$0.58	$0.28	$0.93	$0.85

Diluted - as reported	$0.63	$0.37	$1.15	$1.11

Diluted - pro forma	$0.55	$0.27	$0.91	$0.83

Note 2 – Adoption of New Accounting Standard

     In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (FAS 150), which became effective for the Company as of the beginning of the third quarter of 2003. FAS 150 affected the Company’s accounting for its two forward purchase agreements covering 1,006,500 shares of the Company’s common stock. Prior to the adoption of FAS 150, these agreements were treated as permanent equity and changes in the fair value of these agreements were not recognized. Upon the adoption of FAS 150, the Company recorded these agreements as an asset at their estimated fair value of $12.2 million. This amount has been reflected as the cumulative effect of an accounting change in the Company’s consolidated results of operations for the third quarter of 2003. There was no tax expense associated with this item as the gain is not taxable. The Company terminated these forward contracts effective August 14, 2003 by paying the counterparty approximately $38.0 million to purchase the shares covered by these agreements. These shares have been reflected as treasury stock in the Company’s consolidated balance sheet at September 30, 2003 at an amount equal to the cash paid to purchase the shares plus the estimated fair value of the agreements. This amount aggregated $50.0 million. The change in the fair value of the forward purchase agreements from July 1, 2003 to August 14, 2003, which was a loss of $0.1 million, was recognized in the Company’s third quarter results of operations.

Note 3 – Selling and Administrative Expenses

     Selling and administrative expenses for the three and nine months ended September 30, 2003 included certain charges totaling $5.9 million and $11.4 million, respectively. The $5.9 million of charges for the three months ended September 30, 2003 comprised (i) $4.7 million of costs incurred in connection with the Company’s efforts to acquire a certain oil service business and (ii) $1.2 million of employee severance costs associated with a voluntary reduction in force program at Cameron. The $11.4 million of charges for the nine months ended September 30, 2003 comprised (i) $4.7 million related to the Company’s efforts to acquire a certain oil service business, (ii) $1.2 million for employee severance associated with a voluntary reduction in force program at Cameron, (iii) $3.0 million for employee severance, relocation and plant closure costs incurred by Cooper Compression in connection with the decision announced in the fourth quarter of 2002 to close 13 facilities in the gas compression business, (iv) $1.0 million related to the Company’s international tax restructuring activities, which were begun in 2002, and (v) $1.5 million related to a litigation award associated with the use of certain intellectual property obtained in connection with a previous acquisition.

Note 4 – Segments

	Three months ended		Nine months ended
	September 30,		September 30,

(dollars in millions)	2003	2002	2003	2002

Revenues:
Cameron	$267.7	$220.1	$738.3	$672.6
Cooper Cameron Valves (CCV)	79.9	74.8	227.7	213.9
Cooper Compression	81.5	88.9	225.1	266.8

	$429.1	$383.8	$1,191.1	$1,153.3

Income (loss) before income taxes and cumulative effect of accounting change:
Cameron	$26.6	$17.8	$64.0	$59.0
CCV	9.5	10.3	26.5	30.1
Cooper Compression	5.5	6.1	5.6	14.8
Corporate & Other [1]	(9.2)	(5.1)	(24.2)	(15.4)

	$32.4	$29.1	$71.9	$88.5

[1]	Corporate & Other includes expenses associated with the Company’s Corporate office in Houston, Texas as well as all of the Company’s interest.

Note 5 – Certain Balance Sheet Components
Inventories consisted of the following:

	Sept. 30,	Dec. 31,
(dollars in millions)	2003	2002

Raw materials	$41.0	$37.1
Work-in-process	137.4	99.4
Finished goods, including parts and subassemblies	364.5	329.2
Other	2.2	1.8

	545.1	467.5
LIFO reserves	(39.9)	(44.9)
Allowances	(39.6)	(35.4)

	$465.6	$387.2

Plant and equipment consisted of the following:

	Sept. 30,	Dec. 31,
(dollars in millions)	2003	2002

Plant and equipment, at cost	$1,070.8	$1,031.0
Accumulated depreciation	(607.7)	(555.1)

	$463.1	$475.9

Goodwill consisted of the following:

	Sept. 30,	Dec. 31,
(dollars in millions)	2003	2002

Goodwill, gross	$514.6	$503.3
Accumulated amortization	(206.4)	(201.4)

	$308.2	$301.9

Accounts payable and accrued liabilities consisted of the following:

	Sept. 30,	Dec. 31,
(dollars in millions)	2003	2002

Accounts payable, including progress payments and cash advances	$225.2	$184.0
Accrued liabilities	172.5	170.4

	$397.7	$354.4

Note 6 – Current Portion of Long-term Debt

     The Company’s $100.0 million revolving credit agreement expired on July 7, 2003. Given the Company’s cash and short-term investments balance, as well as expected cash flow over the next twelve months, the Company elected not to renew this facility.

     The Company has a series of twenty-year zero-coupon convertible debentures with an aggregate principal amount at maturity of approximately $320.8 million. The holders of these debentures have the right to require the Company to repurchase the debentures on May 17, 2004 at an aggregate price of approximately $259.5 million. Accordingly, this obligation has been classified as a current liability as of September 30, 2003 in the Company’s consolidated balance sheet.

Note 7 – Comprehensive Income
The amounts of comprehensive income were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

(dollars in millions)	2003	2002	2003	2002

Net income per Consolidated Results of Operations	$36.2	$20.7	$65.4	$62.8
Foreign currency translation gain [1]	5.3	1.4	32.8	22.5
Change in fair value of short-term investments, net of tax	—	(2.7)	(0.1)	(0.4)

Comprehensive income	$41.5	$19.4	$98.1	$84.9

[1] The significant changes in the “Foreign currency translation gain” relate primarily to the Company’s operations in the United Kingdom, France, Canada, Brazil, Ireland, Luxembourg and Norway.
The components of accumulated other elements of comprehensive income were as follows:

	Sept. 30,	Dec. 31,
(dollars in millions)	2003	2002

Accumulated foreign currency translation gain (loss)	$18.2	$(14.6)
Accumulated adjustments to record minimum pension liabilities, net of tax	(0.3)	(0.3)
Difference between cost and fair value of short-term investments, net of tax	—	0.1

Accumulated other elements of comprehensive income	$17.9	$(14.8)

Note 8 – Earnings Per Share
The calculation of diluted shares outstanding is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

(in millions)	2003	2002	2003	2002

Basic shares	54.4	54.3	54.6	54.2
Impact of employee stock options	0.6	0.7	0.7	0.9
Impact of convertible debentures	4.7	4.7	4.7	4.7

Diluted shares	59.7	59.7	60.0	59.8

The calculation of net income used in computing diluted earnings per common share is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

(dollars in millions)	2003	2002	2003	2002

Net income	$36.2	$20.7	$65.4	$62.8
After-tax interest on convertible debentures	1.3	1.3	3.9	3.8

	$37.5	$22.0	$69.3	$66.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In addition to the historical data contained herein, this document includes “forward-looking statements” regarding future revenues and earnings of the Company, as well as expectations regarding cash flows and future capital spending, made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those described in forward-looking statements. Such statements are based on current expectations of the Company’s performance and are subject to a variety of factors that can affect the Company’s results of operations, liquidity or financial condition. Such factors may include overall demand for, and pricing of, the Company’s products; the size and timing of orders; the Company’s ability to successfully execute large subsea projects it has been awarded; changes in the price of (and demand for) oil and gas in both domestic and international markets; political and social issues affecting the countries in which the Company does business; fluctuations in currency markets worldwide; fluctuations in debt and equity markets and variations in global economic activity. In particular, current and projected oil and gas prices historically have affected customers’ spending levels and their related purchases of the Company’s products and services. Additionally, changes in oil and gas price expectations may impact the Company’s financial results due to changes it may make in its cost structure, staffing or spending levels in reliance therein. See additional factors discussed in “Factors That May Affect Financial Condition and Future Results” contained herein.

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

THIRD QUARTER 2003 COMPARED TO THIRD QUARTER 2002

     Cooper Cameron Corporation had net income of $36.2 million, or $0.63 per share on a diluted basis, for the third quarter of 2003 compared to $20.7 million, or $0.37 per share on a diluted basis, for the third quarter of 2002. Net income for the third quarter of 2003 included (i) $12.2 million, or $0.21 per share on a diluted basis, for the cumulative effect of an accounting change related to the adoption of FAS 150 and (ii) pre-tax charges of $5.9 million ($4.3 million after-tax, or $0.08 per share on a diluted basis) related to severance costs associated with a voluntary reduction in force program at Cameron and costs incurred in connection with the Company’s efforts to acquire a certain oil service business.

REVENUES

     Revenues for the third quarter of 2003 totaled $429.1 million, an increase of 11.8% from $383.8 million for the third quarter of 2002.

     Revenues for the third quarter of 2003 for Cameron totaled $267.7 million, an increase of 21.6% from $220.1 million for the third quarter of 2002. Movement in foreign currencies caused an increase in revenues of approximately $5.0 million. Geographically, sales increased 29.7% to customers in the Western and Eastern Hemispheres while sales decreased 5.8% to customers in the Asia Pacific/Middle East Region. The increase in sales to customers in the Western Hemisphere occurred in the surface, subsea and aftermarket product lines while sales in the drilling product line were flat. The increase in sales to customers in the Eastern Hemisphere occurred in all product lines except the surface product line. The decline in sales to customers in the Asia Pacific/Middle East Region was due primarily to weakness in the surface product line.

     Revenues for the third quarter of 2003 for CCV totaled $79.9 million, an increase of 6.8% from $74.8 million for the third quarter of 2002. Sales in the distributor product line increased 66.4%, which primarily reflects the acquisition of a Canadian valve manufacturer in December 2002. Sales in the engineered product line decreased 25.4%, which primarily reflects the weakness in the pipeline ball valve market due to, among other things, fewer domestic pipeline projects and pricing deterioration.

     Revenues for the third quarter of 2003 for Cooper Compression totaled $81.5 million, a decrease of 8.3% from $88.9 million for the third quarter of 2002. Sales declined 11.5% in the gas compression market due primarily to a 17.6% decrease in aftermarket sales attributable to, among other things, the financial difficulties that Cooper Compression’s major customers have been experiencing since late 2001, additional competition from various distributors and initial productivity issues resulting from the implementation of the Company’s enterprise-wide business system, which have now been resolved.

ORDERS

     Orders were as follows:

	Three months ended
	September 30,
			Increase
(dollars in millions)	2003	2002	(Decrease)

Cameron	$255.5	$457.5	$(202.0)
CCV	73.9	58.8	15.1
Cooper Compression	91.8	84.5	7.3

	$421.2	$600.8	$(179.6)

     Orders for the third quarter of 2003 were $421.2 million, a decrease of 29.9% from $600.8 million for the third quarter of 2002. Cameron’s orders for the third quarter of 2003 were $255.5 million, a decrease of 44.2% from $457.5 million for the third quarter of 2002. Surface orders were relatively flat, drilling orders decreased 13.0% and subsea orders decreased 67.7%. The decline in drilling and subsea orders reflect the absence of large project awards as compared to the third quarter of 2002. CCV’s orders for the third quarter of 2003 were $73.9 million, an increase of 25.7% from $58.8 million for the third quarter of 2002. The growth in orders was primarily attributable to a 67.9% increase in the distributor line, which was driven by the acquisition of a Canadian valve manufacturer in December 2002, which contributed $12.5 million of the overall increase. Cooper Compression’s orders for the third quarter of 2003 were $91.8 million, an increase of 8.6% from $84.5 million in the third quarter of 2002. Orders in the gas compression market increased 6.8% due primarily to an increase in new unit orders partially offset by a 12% decline in aftermarket orders. Orders in the air compression market increased 12.5% due primarily to an increase in new unit orders associated with the engineered air business.

COSTS AND EXPENSES

     Gross margin (exclusive of depreciation and amortization) for the third quarter of 2003 was $123.7 million as compared to $112.0 million for the third quarter of 2002, an increase of 10.4%. Gross margin as a percentage of revenues for the third quarter of 2003 decreased to 28.8% from 29.2% for the third quarter of 2002.

     Cameron’s gross margin percentage decreased to 27.3% in the third quarter of 2003 from 27.9% in the third quarter of 2002. This decrease is primarily attributable to subsea project shipments and a change in mix within the drilling product line, which decreased the gross margin percentage by approximately 2.9% in the aggregate. This decrease was partially offset by (i) the application of relatively fixed overhead costs to a higher revenue base, which increased the gross margin percentage by 1.4% and (ii) improvements in the surface and aftermarket product lines which increased the gross margin percentage by 0.9%.

     CCV’s gross margin percentage increased to 31.0% for the third quarter of 2003 from 29.1% in the third quarter of 2002, due primarily to manufacturing cost reductions in the distributor product line.

     Cooper Compression’s gross margin percentage decreased to 31.8% in the third quarter of 2003 from 32.6% in the third quarter of 2002, due primarily to lower margins in the air and gas compression business partially offset by the liquidation of certain low-cost LIFO inventory layers, which increased the gross margin by approximately 3.5%.

     Selling and administrative expenses for the third quarter of 2003 were $69.5 million, an increase of $5.5 million from $64.0 million for the third quarter of 2002. The increase in selling and administrative expenses was primarily attributable to (i) $4.7 million of costs incurred in connection with the Company’s efforts to acquire a certain oil service business and (ii) $1.2 million of employee severance costs associated with a voluntary reduction in force program at Cameron.

     Depreciation and amortization expense for the third quarter of 2003 was $21.2 million, an increase of $1.9 million from $19.3 million for the third quarter of 2002. The increase in depreciation and amortization is primarily attributable to (i) $2.6 million associated with the Company’s new enterprise-wide business system, (ii) $0.4 million associated with the acquisition of a Canadian valve manufacturer in December 2002, (iii) $1.7 million associated with capital additions, and (iv) $0.3 million attributable to movements in foreign currencies. These increases were partially offset by a $3.1 million decline associated with assets which became fully depreciated.

     Interest income for the third quarter of 2003 was $1.5 million as compared to $2.3 million for the third quarter of 2002. The reduction in interest income resulted from lower earnings on the Company’s excess cash balances as the interest rates associated with these investments have declined.

     Interest expense for the third quarter of 2003 was $2.1 million as compared to $1.9 million for the third quarter of 2002. Interest expense for both periods primarily represented interest on the Company’s convertible debentures.

     The $12.2 million cumulative effect of an accounting change recognized during the third quarter of 2003 reflects the impact of adopting FAS 150 (see Note 2 of the Notes to Consolidated Condensed Financial Statements). There was no tax expense associated with this item as the gain is not taxable.

     The income tax provision was $8.4 million in both the third quarters of 2003 and 2002. The estimated effective tax rate for the third quarter of 2003 was 26.0% as compared to 29.0% in the third quarter of 2002. The decline in the estimated effective tax rate for the third quarter of 2003 primarily reflects the impact of the Company’s international tax restructuring activities.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

     Cooper Cameron Corporation had net income of $65.4 million, or $1.15 per share on a diluted basis, for the first nine months of 2003 compared to $62.8 million, or $1.11 per share on a diluted basis, for the comparable period of 2002. The results for the first nine months of 2003 included (i) $12.2 million, or $0.20 per share on a diluted basis, for the cumulative effect of an accounting change related to the adoption of FAS 150, and (ii) pre-tax charges of $11.4 million ($8.4 million after-tax or $0.14 per share on a diluted basis) consisting of (a) employee severance, relocation and plant closure costs incurred by Cooper Compression, (b) employee severance costs associated with a voluntary reduction in force program at Cameron, (c) costs incurred in connection with the Company’s efforts to acquire a certain oil service business, (d) costs incurred related to the Company’s international tax restructuring activities and (e) a litigation award associated with the use of certain intellectual property obtained in connection with a previous acquisition.

REVENUES

     Revenues for the first nine months of 2003 totaled $1,191.1 million, an increase of 3.3% from $1,153.3 million for the comparable period of 2002.

     Revenues for the first nine months of 2003 for Cameron totaled $738.3 million, an increase of 9.8% from $672.6 million for the comparable period of 2002. Movement in foreign currencies caused an increase in revenues of approximately $24.6 million. Geographically, sales increased 18.4% to customers in the Eastern Hemisphere, primarily due to movements in foreign currency and increased activities across all product lines. Sales to customers in the Western Hemisphere increased 8.9% due primarily to an increase in subsea shipments. Sales to customers in the Asia Pacific/Middle East Region declined 7.9% due primarily to a decline in subsea shipments. Revenues for the first nine months of 2003 also reflect a $5.1 million increase in license fees received by the Company.

     Revenues for the first nine months of 2003 for CCV totaled $227.7 million, an increase of 6.4% from $213.9 million for the comparable period of 2002. Sales in the distributor product line increased 54.8%, which primarily reflects the acquisition of a Canadian valve manufacturer in December 2002. Sales in the engineered product line decreased 18.5%, which primarily reflects weakness in the domestic pipeline ball valve market.

     Revenues for the first nine months of 2003 for Cooper Compression totaled $225.1 million, a decrease of 15.6% from $266.8 million for the comparable period of 2002. Sales declined 26.8% in the gas compression market due primarily to a 25.5% decrease in aftermarket sales attributable to, among other things, the financial difficulties that Cooper Compression’s major customers have been experiencing since late 2001, additional competition from various distributors and initial productivity issues resulting from the implementation of the Company’s enterprise-wide business system, which have now been resolved. Sales in the air compression market increased 15.0% due to improved demand in the international manufacturing market for new equipment.

ORDERS AND BACKLOG

     Orders were as follows:

	Nine months ended
	September 30,
			Increase
(dollars in millions)	2003	2002	(Decrease)

Cameron	$848.8	$865.8	$(17.0)
CCV	232.8	190.3	42.5
Cooper Compression	262.3	251.1	11.2

	$1,343.9	$1,307.2	$36.7

     Orders for the first nine months of 2003 were $1,343.9 million, an increase of 2.8% from $1,307.2 million for the comparable period of 2002. Cameron’s orders for the first nine months of 2003 were $848.8 million, a decrease of 2.0% from $865.8 million for the comparable period of 2002. Movement in foreign currencies caused a $30.5 million increase in orders. Surface orders increased 3.0%, drilling orders increased 20.3% and subsea orders decreased 14.8%. The increase in drilling orders was due primarily to a large drilling system order in the Asia Pacific/Middle East Region. The decrease in subsea orders reflects the absence of large project awards in the Eastern Hemisphere during the third quarter of 2003. CCV’s orders for the first nine months of 2003 were $232.8 million, an increase of 22.3% from $190.3 million for the comparable period of 2002. The growth in orders was primarily attributable to a 70.6% increase in the distributor line which was driven by the acquisition of a Canadian valve manufacturer in December 2002, which contributed $35.2 million of the overall increase. Cooper Compression’s orders for the first nine months of 2003 were $262.3 million, an increase of 4.5% from $251.1 million in the comparable period of 2002. Orders in the gas compression market declined 1.8% due primarily to a decrease in aftermarket orders partially offset by a 102.9% increase in new unit orders. Orders in the air compression market increased 17.7% due primarily to an increase in new unit orders associated with the engineered air business.

     Backlog was as follows:

	Sept. 30,	Dec. 31,
(dollars in millions)	2003	2002	Increase

Cameron	$807.1	$695.8	$111.3
CCV	64.0	56.1	7.9
Cooper Compression	109.4	75.9	33.5

	$980.5	$827.8	$152.7

COSTS AND EXPENSES

     Gross margin (exclusive of depreciation and amortization) for the first nine months of 2003 was $345.2 million as compared to $334.9 million for the comparable period of 2002, an increase of 3.1%. Gross margin as a percentage of revenues remained flat at 29.0% for the first nine months of 2003 and 2002.

     Cameron’s gross margin percentage decreased to 27.8% for the first nine months of 2003 from 28.1% in the comparable period of 2002. A reduction in the gross margin percentage across all product lines, except surface, which reduced the gross margin percentage 1.9% in the aggregate, was partially offset by the application of relatively fixed overhead costs to a higher revenue base and higher license fee revenue.

     CCV’s gross margin percentage increased to 31.3% for the first nine months of 2003 from 30.3% in the comparable period of 2002, due primarily to manufacturing cost reductions in the distributor product line, partially offset by weakness in CCV’s engineered products resulting from, among other things, fewer domestic pipeline projects and pricing deterioration.

     Cooper Compression’s gross margin percentage decreased to 30.4% in the first nine months of 2003 from 30.6% in the comparable period of 2002, due primarily to (i) lower aftermarket revenues in the air compression market, which typically carry higher margins than new unit revenues, (ii) lower aftermarket margins in the gas compression market due to pricing pressures and lower international sales and (iii) relatively fixed overhead costs which did not decline proportionally with the decline in revenues partially offset by the liquidation of certain low-cost LIFO inventory layers, which increased the gross margin by approximately 3.3% in the aggregate.

     Selling and administrative expenses for the first nine months of 2003 were $209.0 million, an increase of $20.2 million from $188.8 million for the comparable period of 2002. The increase in selling and administrative expenses is due primarily to (i) $11.4 million of certain charges described below, (ii) $2.9 million associated with the acquisition of a Canadian valve manufacturer in December 2002, (iii) $4.2 million associated with movements in foreign currencies, and (iv) $1.8 million associated with the lease related to the Cameron headquarters.

     Included within selling and administrative expenses for the first nine months of 2003 were charges of (i) $4.7 million incurred in connection with the Company’s efforts to acquire a certain oil service business, (ii) $1.2 million for employee severance associated with a voluntary reduction in force program at Cameron, (iii) $3.0 million incurred by Cooper Compression in connection with the decision announced in the fourth quarter of 2002 to close 13 facilities in the gas compression business, (iv) $1.0 million related to the Company’s international tax restructuring activities, which were begun in 2002, and (v) $1.5 million related to a litigation award associated with the use of certain intellectual property obtained in connection with a previous acquisition.

     Depreciation and amortization expense for the first nine months of 2003 was $62.0 million, an increase of $4.5 million from $57.5 million for the comparable period of 2002. The increase in depreciation and amortization is primarily attributable to (i) $6.0 million of amortization associated with the Company’s new enterprise-wide business system, (ii) $1.1 million associated with the acquisition of a Canadian valve manufacturer in December 2002, (iii) $2.8 million associated with capital additions in 2002 and 2003 and (iv) $1.1 million associated with movements in foreign currencies. These increases were partially offset by a $6.5 million decline associated with assets which became fully depreciated or retired.

     Interest income for the first nine months of 2003 was $4.0 million as compared to $6.2 million for the comparable period of 2002. The reduction in interest income resulted from lower earnings on the Company’s excess cash balances as the interest rates associated with these investments have declined.

     Interest expense for the first nine months of 2003 and 2002 was flat at $6.3 million. Interest expense for both periods primarily represented interest on the Company’s convertible debentures.

     The $12.2 million cumulative effect of an accounting change recognized during the nine months ended September 30, 2003 reflects the impact of adopting FAS 150 (see Note 2 of the Notes to Consolidated Condensed Financial Statements). There was no tax expense associated with this item as the gain is not taxable.

     The income tax provision for the first nine months of 2003 was $18.7 million as compared to $25.7 million for the comparable period of 2002. The estimated effective tax rate for the first nine months of 2003 was 26.0% as compared to 29.0% in the comparable period of 2002. The decline in the estimated effective tax rate for the first nine months of 2003 primarily reflects the impact of the Company’s international tax restructuring activities.

CASH FLOW, LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

     The Company’s cash, cash equivalents and short-term investments totaled $316.7 million at September 30, 2003, an increase of $17.6 million from December 31, 2002. This increase resulted primarily from cash generated from operating activities, partially offset by capital expenditures and the purchase of treasury stock.

     For the nine months ended September 30, 2003, the Company’s operating activities generated $86.3 million of cash as compared to $172.5 million during the same period of 2002. Cash flow from operations for the nine months ended September 30, 2003 was comprised primarily of net income of $65.4 million, adjusted for depreciation and amortization of $62.0 million and $12.2 million for the non-cash cumulative effect of an accounting change related to the adoption of FAS 150, as well as $32.2 million of working capital increases. The most significant changes in working capital were increases in inventory and accounts payable and accrued liabilities. Inventories increased for the nine months ended September 30, 2003 primarily as a result of anticipated subsea shipments during the fourth quarter of 2003. The increase in accounts payable and accrued liabilities primarily reflects the timing of payments to suppliers as well as increased progress payments from customers on large subsea projects.

     For the nine months ended September 30, 2003, the Company’s investing activities consumed $90.1 million of cash as compared to $25.6 million during the same period of 2002. Investing activities for the nine months ended September 30, 2003 primarily reflected a $53.7 million net increase in short-term investments and $42.8 million of capital expenditures. Capital expenditures for the first nine months of 2003 decreased from $64.3 million during the same period of 2002 due to lower levels of spending on a new enterprise-wide software system, which the Company began implementing in late 2002. The Company expects capital expenditures of approximately $65.0 million during 2003.

     For the nine months ended September 30, 2003, the Company’s financing activities consumed $37.7 million of cash, as compared to $4.3 million during the same period of 2002. Financing activities for the nine months ended September 30, 2003 primarily reflected the purchase of treasury stock resulting from the termination of the Company’s two forward purchase agreements.

     During the third quarter of 2002, the Company reached an agreement with a joint-venture partner whereby the partner had the option to purchase certain specialized fixed assets with a net book value of $3.5 million as of September 30, 2003 and certain other assets by March 31, 2003 for a cash payment of $4.3 million and certain other consideration. The joint venture partner did not exercise this option as of March 31, 2003. The Company is currently exploring other uses or other disposal means, which could result in a write-down of all or a portion of the net book value of these assets if the Company is not successful in identifying such other options which would support the carrying value of these assets.

     The Company’s $100.0 million revolving credit agreement expired on July 7, 2003. Given the Company’s cash and short-term investments balance, as well as expected cash flow over the next twelve months, the Company elected not to renew this facility.

     During the third quarter of 2003, the Company terminated the two forward purchase agreements with a third-party financial institution covering a total of 1,006,500 shares of the Company’s common stock by paying the third-party financial institution approximately $38.0 million. As a result of the termination, the Company acquired the 1,006,500 shares from the third-party financial institution and recorded the acquired shares as treasury stock.

     The Company has two series of convertible debentures outstanding. The first series consists of twenty-year zero-coupon convertible debentures with an aggregate principal amount at maturity of approximately $320.8 million. The holders of these debentures have the right to require the Company to repurchase the debentures on May 17, 2004 at an aggregate price of approximately $259.5 million. Accordingly, this obligation has been classified as a current liability as of September 30, 2003 in the Company’s consolidated balance sheet. The holders of the second series of debentures aggregating $200.0 million, cannot require the Company to repurchase the debentures until May 2006.

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

ADOPTION OF NEW ACCOUNTING STANDARD

     In May 2003, the FASB issued FAS 150, which became effective for the Company as of the beginning of the third quarter of 2003. FAS 150 affected the Company’s accounting for its two forward purchase agreements covering 1,006,500 shares of the Company’s common stock. Prior to the adoption of FAS 150, these agreements were treated as permanent equity and changes in the fair value of these agreements were not recognized. Upon the adoption of FAS 150, the Company recorded these agreements as an asset at their estimated fair value of $12.2 million. This amount has been reflected as the cumulative effect of an accounting change in the Company’s consolidated results of operations for the third quarter of 2003. There was no tax expense associated with this item as the gain is not taxable. The Company terminated these forward contracts effective August 14, 2003 by paying the counterparty approximately $38.0 million to purchase the shares covered by these agreements. The shares have been reflected as treasury stock in the Company’s consolidated balance sheet at September 30, 2003 at an amount equal to the cash paid to purchase the shares plus the estimated fair value of the agreements. This amount aggregated $50.0 million. The change in the fair value of the forward purchase agreements from July 1, 2003 to August 14, 2003, which was a loss of $0.1 million, was recognized in the Company’s third quarter results of operations.

FACTORS THAT MAY AFFECT FINANCIAL CONDITION AND FUTURE RESULTS

Downturns in the activity levels in the oil and gas industry have had, and may in the future have, a negative effect on the Company’s sales and profitability.

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

     The Company is in the process of implementing a new enterprise-wide software system. As of October 20, 2003, approximately 85% of the Company’s locations have been converted to the new system. The remaining locations should be converted to the new system over the next six months. Any disruption in this plan could negatively affect the Company’s ability to develop, procure, manufacture and/or deliver products, and could disrupt the Company’s financial reporting system.

Changes in the financial condition of the Company’s customers could impact the Company’s business.

     Erosion of the financial condition of customers could adversely affect the Company’s business with regard to both receivables exposure and future revenue realization. In both the Cooper Compression and Cooper Cameron Valves divisions, a significant portion of revenues for 2001 and 2002 were derived from a relatively concentrated group of customers in the pipeline and gas compression business, some of which are reported to be experiencing financial and/or other difficulties related to their capitalization. The Company believes that these difficulties have negatively impacted the Company’s business with these customers, particularly in the Cooper Compression division in 2002 and 2003. To the extent these customers’ difficulties continue, or worsen, and/or result in curtailments of their expenditures, the Company’s revenues and earnings could continue to be negatively affected.

The Company’s subsea projects expose the Company to new risks.

     The Company has a number of orders related to the subsea systems market. These projects are typically significantly larger in scope and complexity (both in terms of technical and logistical requirements) than those in the Company’s surface markets since subsea projects can (i) involve long lead times, (ii) function in greater water depths and pressure and (iii) require substantial engineering resources to meet the technical requirements of the project. To the extent the Company experiences difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted. As of September 30, 2003, the Company had a subsea backlog of approximately $540.0 million.

Changes in the equity and debt markets impact pension expense and funding requirements for the Company’s defined benefit plans.

     The Company accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (FAS 87), which requires that amounts recognized in the financial statements be determined on an actuarial basis. A significant element in determining the Company’s pension income or expense in accordance with FAS 87 is the expected return on plan assets. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which results in an estimated return on plan assets that is included in current year pension income or expense. The difference between this expected return and the actual return on plan assets is deferred and amortized against future pension income or expense. Due to the weakness in the overall equity markets from 2000 through 2002, the plan assets have earned a rate of return substantially less than the assumed long-term rate of return. As a result, expense associated with the Company’s pension plans has increased significantly from the level recognized historically.

     Additionally, FAS 87 requires the recognition of a minimum pension liability to the extent the assets of the plans are less than the accumulated benefit obligation of the plans. In order to avoid recognizing a minimum pension liability, the Company contributed approximately $26.4 million to its pension plans during 2002. If the Company’s pension assets do not meet the assumed long-term rate of return, the Company may be required to recognize a minimum pension liability in the future or fund additional amounts into the pension plans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of September 30, 2003, the Company had $79.2 million of short-term investments consisting mainly of auction-rate preferred stock securities issued by U.S. public companies. Changes in the financial markets, including interest rates, as well as the performance of the issuing companies can affect the market value of the Company’s short-term investments.

Item 4. Controls and Procedures

     As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s Disclosure Committee of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Disclosure Committee has presented its conclusion on the aforementioned controls to the Company’s chief executive officer and chief financial officer. Based on the evaluation performed by the Disclosure Committee, the Company’s senior management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective.

     Subsequent to the date of that evaluation, the Company converted certain of its international locations to Cooper Cameron’s new enterprise-wide software system. Although the Company developed an overall implementation plan which it believes will allow for a successful transition to the new system, the Disclosure Committee has not reviewed the effectiveness of the disclosure controls and procedures with respect to the conversion at these locations. This is expected to occur in conjunction with the Company’s fourth quarter certification process.

PART II - OTHER INFORMATION

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

     The cost of environmental remediation and compliance has not been a material expense for the Company during any of the periods presented in this Form 10-Q. Cooper Cameron has been identified as a potentially responsible party (“PRP”) with respect to five sites designated for cleanup under CERCLA or similar state laws. The Company’s involvement at two of the sites has been settled by de minimis payments and involvement at two of the other sites is believed to be at a de minimis level. The fifth site is Osborne, Pennsylvania (a landfill into which the Cooper Compression operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. The Company believes, based on its review and other factors, that the estimated costs related to these sites will not have a material adverse effect on the Company’s results of operations, financial condition or liquidity. However, no assurance can be given that the actual cost will not exceed the estimates of the cleanup costs, once determined. Additionally, the Company has discontinued operations at a number of other sites which had previously been in existence for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. As of September 30, 2003, the Company’s consolidated financial statements included liabilities totaling $10.1 million for environmental matters.

     Cooper Cameron is a named defendant in three lawsuits regarding contaminated underground water in a residential area adjacent to a former manufacturing site of one of its predecessors. In Valice v. Cooper Cameron Corporation (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), the plaintiffs claim that the contaminated underground water has reduced property values and threatens the health of the area residents and request class action status which, to date, has not been granted. The plaintiffs seek an analysis of the contamination, reclamation, and recovery of actual damages for the loss of property value. In Oxman vs. Meador, Marks, Heritage Texas Properties, and Cooper Cameron Corporation (80th Jud. Dist. Ct., Harris County, filed February 4, 2003) and in Kramer vs. Cameron Iron Works, Inc., Cooper Industries, Inc., Cooper Cameron Corporation, Tsunming Hsu and Shan Shan Hsu (190th Jud. Dist. Ct., Harris County, filed May 29, 2003), the plaintiffs, purchasers of property in the area, allege harm as a result of the underground water contamination and a failure by the defendants to disclose the presence of contamination, and seek to recover unspecified monetary damages. The Company has been and is currently working with the Texas Commission of Environmental Quality and continues to monitor the underground water in the area. The Company is of the opinion that there is no risk to area residents and that the lawsuits essentially reflect concerns over possible declines in property value. The Company believes, based on its review of the facts and law, that any potential exposure from these, or similar, suits will not have a material adverse effect on its results of operations, financial condition or liquidity.

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

Exhibit 31.1

Certification, dated October 29, 2003, of the principal executive officer.

Exhibit 31.2

Certification, dated October 29, 2003, of the principal financial officer.

Exhibit 32.1

Certification, dated October 29, 2003, of the principal executive officer and the principal financial officer of the Company pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

The Company filed a Form 8-K dated July 30, 2003 incorporating therein, as an exhibit, a press release dated July 30, 2003 announcing the Company’s earnings for the three- and six-month periods ended June 30, 2003.

The Company filed a Form 8-K dated October 28, 2003 incorporating therein, as an exhibit, a press release dated October 28, 2003 announcing the Company’s earnings for the three- and nine-month periods ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 29, 2003	Cooper Cameron Corporation

(Registrant)

/s/ Franklin Myers
Franklin Myers Senior Vice President, Finance and Chief Financial Officer and authorized to sign on behalf of the Registrant

EXHIBIT INDEX

Exhibits	Description of Exhibit

Exhibit 31.1	Certification, dated October 29, 2003, of the principal executive officer.
Exhibit 31.2	Certification, dated October 29, 2003, of the principal financial officer.
Exhibit 32.1	Certification, dated October 29, 2003, of the principal executive officer and the principal financial officer of the Company pursuant to 18 U.S.C. Section 1350.