Form 10-K
period 2003-12-31
COOPER CAMERON CORP
filed 2004-03-08
CIK 941548

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2003

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
Purchase Rights
Par Value $0.01 Per Share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

     The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of Registrant as of June 30, 2003, our most recently completed second fiscal quarter, was approximately $1,967,302,022. For the purposes of the determination of the above statement amount only, all directors and executive officers of the Registrant are presumed to be affiliates. The number of shares of Common Stock, par value $.01 per share, outstanding as of February 23, 2004 was 53,927,516.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s Annual Report to Stockholders for 2003 — Part II.

		Page
			2003
		2003	Annual
Item		Form 10-K	Report
Part I
1.	Business	1	—
	Markets and Products	1	—
	Market Issues	5	—
	Geographic Breakdown of Revenues	5	—
	New Product Development	5	—
	Competition	6	—
	Manufacturing	6	—
	Backlog	7	—
	Patents, Trademarks and Other Intellectual Property	7	—
	Employees	7	—
	Executive Officers of Registrant	8	—
	Available Information	8	—
	Glossary of Terms	8	—
2.	Properties	9	—
3.	Legal Proceedings	9	—
4.	Submission of Matters to a Vote of Security Holders	10	—
Part II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11	—
6.	Selected Financial Data	11	61
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11	25-35
7A.	Quantitative and Qualitative Disclosures about Market Risk	11	35
8.	Financial Statements and Supplementary Data	11	36-60
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	12	—
9A.	Controls and Procedures	12	—
Part III
10.	Directors and Executive Officers of the Registrant	12	—
11.	Executive Compensation	15	—
	Directors’ Compensation	15	—
	Compensation and Governance Committee Report on Executive Compensation	15	—
	Executive Compensation Tables	19	—
	Employment, Termination and Change of Control Arrangements	21	—
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	23	—
	Security Ownership of Certain Beneficial Owners	23	—
	Security Ownership of Management	24	—
13.	Certain Relationships and Related Transactions	24	—
14.	Principal Accountant Fees and Services	24	—
	Principal Accounting Firm Fees	24	—
	Pre-approval Policies and Procedures	25	—
Part IV
15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	25	—
	Signatures	30	—
Form of Change in Control Agreement
Credit Agreement
Form of Indemnification Agreement
Portions of the 2003 Annual Report
Subsidiaries of Registrant
Consent of Independent Auditors
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO & CFO Pursuant to Section 906

PART I

ITEM 1. BUSINESS

     Cooper Cameron Corporation (“Cooper Cameron” or the “Company”) is a leading international manufacturer of oil and gas pressure control equipment, including valves, wellheads, controls, chokes, blowout preventers and assembled systems for oil and gas drilling, production and transmission used in onshore, offshore and subsea applications. Cooper Cameron is also a leading manufacturer of centrifugal air compressors, integral and separable gas compressors and turbochargers. See “Glossary of Terms” at the end of Item 1 for definitions of certain terms used in this section. Any reference to Cooper Cameron Corporation, its divisions or business units within this paragraph or elsewhere within this 10-K as being a leader, leading provider, leading manufacturer, or having a leading position is based on the amount of equipment installed worldwide and available industry data.

     Cooper Cameron’s origin dates back to the mid-1800s with the manufacture of steam engines that provided power for plants and textile or rolling mills. By 1900, with the discovery of oil and gas, Cooper Cameron’s predecessors moved into the production of internal combustion engines and gas compressors. Product offerings were added by the Company’s predecessors through various acquisitions, in particular the acquisitions of The Bessemer Gas Engine Company (gas engines and compressors); Pennsylvania Pump and Compressor (reciprocating air and gas compressors); Ajax Iron Works (compressors); Superior (engines and compressors); Joy Petroleum Equipment Group (valves, couplings and wellheads); Joy Industrial Compressor Group (compressors); and Cameron Iron Works (blowout preventers, ball valves, control equipment and McEvoy-Willis wellhead equipment and choke valves).

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

     In 1998, the Company acquired Orbit Valve International, Inc. (“Orbit®”). Orbit became part of the Cooper Cameron Valves organization. Orbit manufactures and sells high-performance valves and actuators for the oil and gas and petrochemical industries. Orbit’s primary manufacturing facility is located in Little Rock, Arkansas.

     During 1999, the Company sold its rotating natural gas compressor business to Rolls-Royce plc for approximately $200 million. The operations that were sold had primary facilities in Liverpool, United Kingdom, Hengelo in the Netherlands and Mt. Vernon, Ohio.

     In January 2001, the Company decided to exit the market for new Superior brand natural gas engines and close its Springfield, Ohio manufacturing facility. Manufacturing operations at this facility were discontinued in the first half of 2001.

     In September 2002, the Company acquired certain assets of Stewart and Stevenson’s Petroleum Equipment Segment, providing a combination of product line additions and cost savings opportunities within the Cameron division. In December 2002, the Company acquired Nutron Industries, a valve manufacturer based in Edmonton, Canada. This acquisition expanded the product offerings of the Cooper Cameron Valves division, and provided opportunities to grow sales outside the United States, particularly in Canada.

     In January 2004, the Company reached an agreement to acquire Petreco International Inc., a Houston, Texas-headquartered supplier of oil and gas separation products, for approximately $90 million, net of cash acquired and debt assumed. Petreco’s 2003 revenues were approximately $117 million, and income before taxes was approximately $12 million. Petreco is a market leader in highly engineered custom processing products for the worldwide oil and gas industry. This acquisition will increase the Company’s presence in the oil and gas separation market and is expected to be complementary to existing businesses.

Business Segments

Markets and Products

     During 2003, the Company’s operations were organized into three separate business segments — Cameron, Cooper Cameron Valves and Cooper Compression, each of which conducts business as a division of the Company. In 2004, Petreco International will be added as a fourth division. For additional business segment information for each of the three years in the period ended December 31, 2003, see Note 13 of the Notes to Consolidated Financial Statements, which Notes are incorporated herein by reference in Part II, Item 8 hereof (“Notes to Consolidated Financial Statements”).

Cameron Division

     Cameron is one of the world’s leading providers of systems and equipment used to control pressures and direct flows of oil and gas wells. Its products are employed in a wide variety of operating environments including basic onshore fields, highly complex onshore and offshore environments, deepwater subsea applications and ultra-high temperature geothermal operations.

     Cameron’s products include surface and subsea production systems, blowout preventers, drilling and production control systems, gate valves, actuators, chokes, wellheads, drilling riser and aftermarket parts and services. Cameron’s products are marketed under the brand names Cameron®, W-K-M®, McEvoy® and Willis®. Additionally, Cameron manufactures elastomers, which are used in pressure and flow control equipment and other petroleum industry applications, as well as in the petroleum, petrochemical, rubber molding and plastics industries.

     Cameron’s aftermarket program, CAMSERV™, combines traditional aftermarket services and products, such as equipment maintenance and reconditioning, with Cameron’s information technology toolset. CAMSERV is designed to provide flexible, cost-effective solutions to customer aftermarket needs throughout the world. Cameron also provides an inventory of repair parts, service personnel, planning services and inventory and storage of customers’ idle equipment. During the last couple of years, Cameron has continued to enhance its aftermarket presence worldwide with new facilities in Saudi Arabia, Macae, Brazil and Malabo, Equatorial Guinea. In April 2003, a world-class aftermarket facility was opened in Luanda, Angola to service the growing business in West Africa. Additionally, a major expansion was completed in 2003 at Veracruz, Mexico, and construction has begun on a new offshore service center in Nigeria.

     As petroleum exploration activities have increasingly focused on subsea locations, Cameron directed much of its new product development efforts toward this market. Cameron’s patented SpoolTree™ horizontal subsea production system, which was introduced in 1993, is used in oil and gas fields with subsea completions that require frequent retrieval of downhole equipment. With the SpoolTree system, well completion and workover activities can be performed without a workover riser or removal of the Christmas tree and under conventional blowout preventer control, thereby reducing the time, equipment and expense needed to perform such activities. As a result of license agreements reached during 2003, the Company now receives royalties from two subsea tree manufacturers on their global production of horizontal subsea trees using Cooper Cameron’s patented technology. Cameron plans to add to its tradition of innovation with the introduction of an all-electric subsea production system that is expected to simplify installations, offer greater reliability and provide cost savings to customers. There will be a major offshore trial of the system in the U.K. North Sea during 2004. This electric system will be featured in Cooper Cameron’s display at the 2004 Offshore Technology Conference in Houston, Texas.

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

     During 2001, Cameron reorganized to address the growing market for system-level subsea projects, in which clients entrust their suppliers with more responsibility to deliver complete systems. The Offshore Systems organization was created expressly for such projects and provides concept design, systems engineering, and project management for offshore projects. The Offshore Systems organization has established multiple “Centers of Excellence” facilities, identifying the Company’s most efficient manufacturing and service locations. Using advanced communications technology, Offshore Systems has developed project management processes that allow global management across multiple sites. These processes include the coordination of Cameron’s own Centers of Excellence with the products and services that subcontractors provide to the systems. Centers of Excellence for specific areas include: project management, systems engineering and manifold and flowline connection engineering in Houston, Texas; subsea wellheads in Singapore; subsea trees in Leeds, England; subsea chokes in Longford, Ireland; and subsea production controls in Celle, Germany.

     During 2002, Cameron introduced the new Environmental Safe Guard (ESG™) system, which combines a traditional surface blowout preventer with a subsea device (the ESG unit) at the bottom of the drilling string. This allows operators to use the less expensive second- or third-generation semi submersible rigs, instead of fourth- or fifth-generation units, to drill in deepwater locales. During 2003, these systems were deployed offshore Brazil and Indonesia, as well as in the Mediterranean Sea.

     Also in 2002, Cameron Controls was reorganized, with drilling controls merging with Cameron’s Drilling organization, and production and workover controls merging with the Offshore Systems organization. Cameron’s two primary controls manufacturing, assembly and testing facilities are located in Celle, Germany and Houston, Texas.

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

     CCV’s products include gate valves, ball valves, butterfly valves, Orbit valves, rotary process valves, block & bleed valves, plug valves, globe valves, check valves, actuators, chokes and aftermarket parts and services. These products are marketed under the brand names Cameron®, W-K-M®, Orbit®, Demco®, Foster®, NAVCO®, Nutron®, Thornhill Craver™, and TruSeal®. During the first quarter of 2000, CCV expanded its field service capabilities with the acquisition of Valve Sales Inc., a Houston-based valve repair and manufacturing company. As described previously, Nutron, a Canadian valve manufacturer, was acquired in December 2002 in order to further expand CCV’s product offerings, particularly in Canada.

     A major focus during 2003 was rationalization of facilities and the related costs. These efforts include the restructuring of the Oklahoma City plant and the consolidation of CCV’s four Edmonton, Canada facilities into one location. Another area of focus in 2003 was the expansion of the aftermarket business. Six new facilities were added during 2003, including four outside the U.S., and three existing facilities were expanded. CCV now has a total of 15 aftermarket locations worldwide.

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

Cooper Compression Division

     Cooper Compression was created in 2002 through the combination of Cooper Energy Services (CES) and Cooper Turbocompressor (CTC). The business is divided into Reciprocating Technology, which encompasses the products and services historically provided by CES, and Centrifugal Technology, which encompasses the air and gas compression markets traditionally served by CTC.

     Cooper Compression is a leading provider of reciprocating and centrifugal technology. Cooper Compression’s products include aftermarket parts and services, integral reciprocating engine-compressors, reciprocating compressors, turbochargers, control systems, integrally geared centrifugal compressors, compressor systems and controls. Its aftermarket services include spare parts, technical services, repairs, overhauls and upgrades.

     Cooper Compression’s products and services are marketed under the Ajax®, Superior®, Cooper-Bessemer®, Penn™, Enterprise™, Texcentric®, Nickles Industrial™, Turbine Specialties™ (Reciprocating Products) and Turbo Air®, Genuine Joy® (aftermarket parts only), Dry Pak™, TA™ and MSG® (centrifugal products) brand names. Cooper Compression provides global support for its products and maintains sales and/or service offices in key international locations.

Reciprocating Technology

     Cooper Compression provides Ajax integral engine-compressors (140 to 880 horsepower), which combine the engine and compressor on a single drive shaft, and are used for gas re-injection and storage, as well as on smaller gathering and transmission lines. In addition, a line of 1,800 RPM separable compressors, featuring low vibration, couple free design features, was added in 2001. These compressors (100 to 280 horsepower) are sold in gas gathering, drilling and compression natural gas markets.

     Superior reciprocating compressors (100 to 9,000 horsepower) are used primarily for natural gas applications, including production, storage, withdrawal, processing and transmission, as well as petrochemical processing. The Superior WG compressor series was introduced in 2000 for large project applications up to 9,000 horsepower. These high-speed separable compressor units can be matched with either natural gas engine drivers or electric motors and provide a cost advantage over competitive equipment in the same power range.

     There is an installed base of Cooper-Bessemer, Penn, Enterprise, Superior, Ajax and Joy engines and compressors (up to 30,000 horsepower) for which Cooper Compression provides replacement parts and service on a worldwide basis.

     Cooper Compression’s channel to market utilizes a distributor network in North America for new reciprocating and plant air centrifugal compressors, and direct selling for most international customers. These channels are continually rationalized to provide maximum exposure for our products.

     In addition to the previously described sale of the rotating business, Cooper Compression has undergone a significant level of restructuring to enhance productivity and reduce costs. The closing of the Grove City, Pennsylvania plant and foundry was completed in 2000. Most of the activity previously conducted at that location was outsourced to third parties or relocated to other facilities. In 2001, the relocation of the central warehouse from Mt. Vernon, Ohio to Houston, Texas was completed. The 2001 acquisitions of Nickles Industrial and Turbine Specialties Inc. allowed Cooper Compression to expand its aftermarket business into servicing compression and power equipment from other manufacturers.

     As part of its restructuring, Cooper Compression constructed a Superior separable compressor plant and research and development center in Waller, Texas in 2000. Each manufacturing station in the plant is designed for short cycle, just-in-time machining and assembly to reduce inventory requirements and product lead times. The plant is designed to manufacture the division’s complete line of Superior compressor units to serve the natural gas market. The relocation of the former compressor plant in Mt. Vernon, Ohio to the new Waller facility was completed in the first half of 2001.

     In January 2001, the decision to exit the market for new Superior brand natural gas engines, including its 2400 engine line, and to close the Springfield, Ohio engine plant was announced. The project was substantially completed by the end of the second quarter of 2001.

     Cooper Compression continued its restructuring efforts in 2002 with the fourth quarter decision to close an additional 13 facilities worldwide in order to properly size the business to current market conditions. These actions were largely completed during 2003.

     Cooper Compression’s primary customers in reciprocating technology include gas transmission companies, compression leasing companies, oil and gas producers and processors and independent power producers.

Centrifugal Technology

     Cooper Compression also manufactures and supplies integrally geared centrifugal compressors, compressor systems and controls, as well as aftermarket services, to customers around the world. Centrifugal air compressors, used primarily in manufacturing processes, are sold under the trade name of Turbo Air, with specific models including the TA-2000, TAC-2000, TA-3000, TA-6000, TA-11000 and TA-20000. Engineered Compressors are used in the process air and gas markets and are identified by the trade names of Turbo Air and MSG.

     The process and plant air centrifugal compressors deliver oil-free compressed air and other gases to the customer, thus preventing oil contamination of the finished products. We believe our worldwide customers increasingly prefer oil-free air for quality, safety, operational and environmental reasons.

     Cooper Compression provides installation and maintenance service, parts, repairs, overhauls and upgrades to its worldwide customers for plant air and process gas compressors. It also provides aftermarket service and repairs on all equipment it produces through a worldwide network of distributors, service centers and field service technicians utilizing an extensive inventory of parts.

     Cooper Compression’s customers in centrifugal technology are petrochemical and refining companies, natural gas processing companies, durable goods manufacturers, utilities, air separation and chemical companies.

Market Issues

     Cooper Cameron, through its segments, is a leader in the global market for the supply of petroleum production equipment. Cooper Cameron believes that it is well positioned to serve these markets. Plant and service center facilities around the world in major oil- and gas-producing regions provide a broad, global breadth of market coverage.

     The international market continues to be a source of growth for Cooper Cameron. The desire to expand oil and gas resources and transmission capacity in developed and developing countries, for both economic and political reasons, continues to be a major factor affecting market demand. Additionally, establishment of industrial infrastructure in the developing countries will necessitate the growth of basic industries that require plant air and process compression equipment. Production and service facilities in North and South America, Europe, the Far and Middle East and West Africa provide the Company with the ability to serve the global marketplace.

     In each of Cooper Cameron’s business segments, a large population of installed engines, compression equipment, and oil and gas production equipment exists in both the U.S. and international market segments. The rugged, long-lived nature of the equipment provides a relatively stable repair parts and service business. However, with respect to Cooper Compression, approximately 39% of that segment’s revenues come from the sale of replacement parts for equipment that the Company no longer manufacturers. Many of these units have been in service for long periods of time, and are gradually being replaced. As this installed base of legacy equipment declines, the Company’s potential market for parts orders is also reduced. In recent years, the Company’s revenues from replacement parts associated with legacy equipment have declined nominally.

     In recent years, the Company’s Cameron Division has been expanding into the deepwater subsea systems market. This market is significantly different from the Company’s other markets since deepwater subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Deepwater subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and in some cases, new technology. These projects accounted for 10.8%, 4.3% and 0.6% of total revenues in 2003, 2002 and 2001, respectively.

Geographic Breakdown of Revenues

     Revenues for the years ended December 31, 2003 and 2002 were generated from shipments to the following regions of the world (dollars in thousands):

			Increase
Region	2003	2002	(Decrease)
North America	$783,427	$750,059	$33,368
South America	79,114	75,992	3,122
Asia, including Middle East	261,481	264,063	(2,582)
Africa	195,739	205,641	(9,902)
Europe	299,011	226,676	72,335
Australia, New Zealand And Other	15,574	15,669	(95)

	$1,634,346	$1,538,100	$96,246

New Product Development

     Cameron has introduced several new drilling products during the last several years. These new products include the 3.5 million-pound load capacity LoadKing™ riser system, used for drilling in up to 10,000-foot water depths; a new lightweight and lower-cost locking mechanism for subsea BOPs; and a new generation of variable-bore ram packers. Additionally, Cameron’s Freestanding Drilling Riser, introduced in 1999, was a winner of the Petroleum Engineer International Special Meritorious Award for Engineering Innovation. During 2002, Cameron’s new Environmental Safe Guard system received World Oil® magazine’s prestigious “Next Generation” award as “Best Drilling/Completion Solution.”

     During 2002, Cameron marked the tenth anniversary of its introduction of the patented SpoolTree™ subsea production system, a tree design referred to generically as a horizontal subsea tree. The SpoolTree has received numerous awards for its advanced technology and innovation, was recognized for its contributions to the industry at the Offshore Technology Conference in Houston during May 2002, and resulted in Cameron receiving the prestigious Queen’s Award for Enterprise in the U.K. A Cameron SpoolTree was installed in 2002 at a depth of 7,209 feet in Marathon’s Camden Hill field in the Gulf of Mexico, a record depth at the time. As a result of license agreements reached during 2003, the Company now receives royalties from two subsea tree manufacturers on their global production of horizontal subsea trees using Cooper Cameron’s patented technology.

     Several new controls products have also been added. Cameron launched a new electro-hydraulic drilling control system in 1997 and a new subsea production control system in 1998. In 2001, the Company expanded the CAMTROL system to include all of Cameron’s controls capabilities, including production, drilling and workover. In May 2002, Cameron enhanced its production controls offering by upgrading the controllers and software. These improvements follow the CAMTROL design philosophies of modularity and redundancy. During 2004, the Company plans to introduce an all-electric subsea control system that is expected to simplify installation and offer greater reliability and cost savings to the customer.

     During 2003, Cameron began production of a new lower-cost compact wellhead system. Several of these systems were installed in fields in upstate New York. Additionally, a new valve was designed for extreme applications where manually operated valves would not be a preferred option. This product has been successful in large-bore, high-pressure gas applications or during well stimulation activity, particularly in the Gulf Coast region.

     In 2000, CCV completed the development of a range of 2” to 16” ball valves capable of performing at pressures of 10,000 psi and in water depths of 10,000 feet.

     Cooper Compression has focused product development resources to further expand its high-efficiency plant air compressor line and to provide engineered compressors matched to the requirements of its customers. The latter is being achieved by advances in aerodynamic and rotor dynamic analytical design capability. The year 2001 saw the addition of centrifugal gas applications.

     Through the introduction of its new compressor frames, Cooper Compression’s standard product range was extended up to 2,500 horsepower, positioning itself as a viable supplier of turbo plant air compressors in a wide range of horsepowers. One of the new products, the TAC-2000, won 2001’s Silver Award for Product of the Year from Plant Engineering magazine. In 2001, remote monitoring was added to the control system capabilities. The new Vantage controller is available as an upgrade kit for both proprietary and competitor compressors.

     Cooper Compression’s product range has been expanded through the addition of new compressor frames (TA-6000, TAC-2000, TA-11000 and TA-20000) and the addition of trademarked accessories such as Dry Pak heat of compression dryers and Turboblend, a hydro-cracked turbomachinery lubricating oil. In 2001, an active aftermarket effort was begun, leveraging off of the significant base of installed equipment, the Engineered Compressor product line was redefined and the MSG Renaissance program was introduced to update the MSG product line. Also in 2001, European packaging capability was established to better serve customers in the region. During 2003 and 2002, Cooper Compression continued to penetrate the large markets in Western and Eastern Europe via a newly established regional office in Milan, Italy.

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

     The principal competitive factors in the petroleum production equipment markets are technology, quality, service and price. Cooper Cameron believes several factors give it a strong competitive position in these markets. Most significant are Cooper Cameron’s broad product offering, its worldwide presence and reputation, its service and repair capabilities, its expertise in high-pressure technology and its experience in alliance and partnership arrangements with customers and other suppliers.

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

Manufacturing

     Cooper Cameron has manufacturing facilities worldwide that conduct a broad variety of processes, including machining, fabrication, assembly and testing using a variety of forged and cast alloyed steels and stainless steel as the primary raw materials. In recent years, Cooper Cameron has rationalized plants and products, closed various manufacturing facilities, moved product lines to achieve economies of scale, and upgraded the remaining facilities. This is an ongoing process as the Company seeks ways to improve delivery performance and reduce costs.

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

Backlog

     Cooper Cameron’s backlog was approximately $946.6 million at December 31, 2003, (approximately 79% of which is expected to be shipped during 2004) as compared to $827.8 million at December 31, 2002 and $695.4 million at December 31, 2001. Backlog consists of customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled.

Patents, Trademarks and Other Intellectual Property

     As part of its ongoing research, development and manufacturing activities, Cooper Cameron has a policy of seeking patents when appropriate on inventions involving new products and product improvements. Cooper Cameron owns 242 unexpired United States patents and 487 unexpired foreign patents. During 2003, 12 new U.S. and 30 new foreign patent applications were filed.

     Although in the aggregate these patents are of considerable importance to the manufacturing of many of its products, Cooper Cameron does not consider any single patent or group of patents to be material to its business as a whole.

     Trademarks are also of considerable importance to the marketing of Cooper Cameron’s products. Cooper Cameron considers the following trade names to be material to its business as a whole: Cameron, Cooper-Bessemer, Ajax, Willis and W-K-M. Other important trademarks used by Cooper Cameron include C-B Turbocharger™, Demco, DryPak, Dynacentric™, Dynaseal™, Enterprise, Foster, Genuine Joy, H & H™, McEvoy, MSG, NAVCO®, Nickles Industrial, Nutron®, Orbit, Penn, POW-R-SEAL™, Quad 2000™, SAF-T-SEAL™, Superior, TA, Texcentric, Thornhill Craver, TruSeal, Turbine Specialties (Reciprocating Products), Turbo Air and VANTAGE™. Cooper Cameron has the right to use the trademark Joy on aftermarket parts until November 2027. Cooper Cameron has registered its trademarks in the countries where such registration is deemed material.

     Cooper Cameron also relies on trade secret protection for its confidential and proprietary information. Cooper Cameron routinely enters into confidentiality agreements with its employees, partners and suppliers. There can be no assurance, however, that others will not independently obtain similar information or otherwise gain access to Cooper Cameron’s trade secrets.

Employees

     As of December 31, 2003, Cooper Cameron had approximately 7,700 employees, of which approximately 1,374 were represented by labor unions. Cooper Cameron believes its current relations with employees are good. On January 1, 2003, Cameron signed a new three-year agreement with the Amalgamated Engineering and Electrical Union (AEEU), representing 280 hourly employees in the Leeds, England facility. On July 28, 2003, CTC reached a three-year agreement with the International Association of Machinists (IAM), representing 160 hourly employees at the Buffalo, New York facility. The Company’s relations with the AEEU and IAM are excellent and the signing of these three-year agreements provides a stable environment for these important facilities. During 2004, the Company will have contracts expiring with the International Machinist Union in Brookshire, Texas, representing 46 employees, and the Marine and Ship Builders Union in Singapore, representing 240 employees. Relations with both organizations are excellent and the negotiations are expected to proceed in a timely and satisfactory manner.

Executive Officers of the Registrant

Name and Age	Present Principal Position and Other Material Positions Held During Last Five Years
Sheldon R. Erikson (62)	President and Chief Executive Officer since January 1995. Chairman of the Board from 1988 to January 1995 and President and Chief Executive Officer from 1987 to January 1995 of The Western Company of North America.

Franklin Myers (51)	Senior Vice President of Finance and Chief Financial Officer since January 2003. Senior Vice President from July 2001 to January 2003, Senior Vice President and President of the Cooper Energy Services division from August 1998 to July 2001 and Senior Vice President, General Counsel and Secretary from April 1995 to July 1999.

John D. Carne (55)	Vice President since May 2003. President, Cooper Cameron Valves since April 2002. Director of Operations, Eastern Hemisphere, Cameron Division from 1999 to March 2002. Plant Manager, Leeds, England, Cameron Division from 1996 to 1999. Director of Operations, U.K. & Norway, Cooper Energy Services (U.K.) Ltd. from 1988 to 1996.

William C. Lemmer (59)	Vice President, General Counsel and Secretary since July 1999. Vice President, General Counsel and Secretary of Oryx Energy Company from 1994 to March 1999.

Jack B. Moore (50)	Vice President since May 2003. President, Cameron Division since July 2002. Vice President and General Manager, Cameron Western Hemisphere from July 1999 to July 2002. Vice President Western Hemisphere Operations, Vice President Eastern Hemisphere, Vice President Latin American Operations, Director Human Resources, Director Market Research and Director Materials of Baker Hughes Incorporated from 1976 to July 1999.

Robert J. Rajeski (58)	Vice President since July 2000. President, Cooper Compression since October 2002. President, Cooper Turbocompressor division from July 1999 to October 2002 and President, Cooper Energy Services division from July 2001 to October 2002. Vice President and General Manager of Ingersoll-Dresser Pump Co., Engineered Pump division from 1994 to July 1999.

Jane C. Schmitt (53)	Vice President, Human Resources since May 1999. Vice President, Compensation and Benefits from 1996 to 1999, and Director, Compensation and Benefits from 1995 to 1996. Vice President, Human Resources of the CES division from September 1998 to October 1999.

Charles M. Sledge (38)	Vice President and Corporate Controller since July 2001. Senior Vice President, Finance and Treasurer from 1999 to June 2001, and Vice President, Controller from 1996 to 1999, of Stage Stores, Inc., a chain of family apparel stores. Stage Stores, Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in June 2000 and successfully emerged from bankruptcy protection in August 2001.

Available Information

     Our website is www.coopercameron.com. Information available free of charge on our website includes previously filed reports with the Securities and Exchange Commission (SEC), charters of the Company’s Audit and Compensation and Governance Committees of the Board, the Company’s Code of Ethics for Management Personnel and Code of Business Conduct and Ethics for Directors, The Company’s Corporate Governance Guidelines, press releases and other documents that may be required to be made available by the SEC or the New York Stock Exchange. The information on our website is updated as soon as reasonably practicable.

The information on our website is not, and shall not be deemed to be, a part of this Form 10-K or any other filing we make with the SEC. Additionally, our previously filed reports and statements are also available at the SEC’s website, www.sec.gov.

Glossary of Terms

Actuator. A hydraulic or electric motor used to open or close valves.

Blowout Preventer. A hydraulically operated system of safety valves installed at the wellhead during drilling and completion operations for the purpose of preventing an increase of high-pressure formation fluids — oil, gas or water — in the wellbore from turning into a “blowout” of the well.

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

Integral reciprocating engine-compressor. A compressor in which the crankshaft is shared by the engine and compressor, each having its own piston rods driven by the shared crankshaft.

Integrally geared centrifugal compressor. A compressor in which the motor is geared so that the compressor runs at higher rpms than the motor itself to gain efficiency.

Reciprocating compressor. A compressor in which the compression effect is produced by the reciprocating motion of pistons and plungers operating in cylinders.

Controls. A device which allows the remote triggering of an actuator to open or close a valve.

Elastomer. A rubberized pressure control sealing element used in drilling and wellhead applications.

Riser. Pipe used to connect the wellbore of offshore wells to drilling or production equipment on the surface, and through which drilling fluids or hydrocarbons travel.

Valve. A device used to control the rate of flow in a line, to open or shut off a line completely, or to serve as an automatic or semi-automatic safety device.

Wellhead. The equipment installed at the surface of a wellbore to maintain control of a well and including equipment such as casing head, tubing head and Christmas tree.

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

     The Company manufactures, markets and sells its products and provides services throughout the world, operating facilities in numerous countries. At December 31, 2003, the significant facilities used by Cooper Cameron throughout the world for manufacturing, distribution, aftermarket services, machining, storage and warehousing contained an aggregate of approximately 7,445,815 square feet of space, of which approximately 5,896,361 square feet (79%) was owned and 1,549,454 (21%) was leased. Of this total, approximately 5,171,919 square feet of space (69%) is located in the United States and Canada, 345,825 square feet of space (5%) is located in Mexico and South America, and 1,928,071 square feet of space (26%) is located in Europe, Africa and Asia. The table below shows the number of significant manufacturing, warehouse and distribution and aftermarket facilities by business segment and geographic area. Cameron and CCV share space in certain facilities and, thus, are being reported together.

			Asia/Pacific
	Western	Eastern	and	West
	Hemisphere	Hemisphere	Middle East	Africa	Total
Cameron and CCV	52	15	5	6	78
Cooper Compression	28	2	1	0	31

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

     The cost of environmental remediation and compliance has not been a material expense for the Company during any of the periods presented in this Form 10-K. Cooper Cameron has been identified as a potentially responsible party (“PRP”) with respect to three sites designated for cleanup under CERCLA or similar state laws. The Company’s involvement at two of the sites is believed to be at a de minimis level. The third site is Osborne, Pennsylvania (a landfill into which the Cooper Compression operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. The Company believes, based on its review and other factors, that the estimated costs related to these sites will not have a material adverse effect on the Company’s results of operations, financial condition or liquidity. Additionally, the Company has discontinued operations at a number of other sites which had previously been in existence for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. As of December 31, 2003, the Company’s consolidated financial statements included a liability balance of $9.9 million for environmental matters. See “Environmental Remediation” in Management’s Discussion and Analysis of Results of Operations and Financial Condition of Cooper Cameron for additional information.

     Cooper Cameron is a named defendant in three lawsuits regarding contaminated underground water in a residential area adjacent to a former manufacturing site of one of its predecessors. In Valice v. Cooper Cameron Corporation (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), the plaintiffs claim that the contaminated underground water has reduced property values and threatens the health of the area residents and request class action status which, to date, has not been granted. The plaintiffs seek an analysis of the contamination, reclamation, and recovery of actual damages for the loss of property value. In Oxman vs. Meador, Marks, Heritage Texas Properties, and Cooper Cameron Corporation (80th Jud. Dist. Ct., Harris County, filed February 7, 2003), and Kramer v. Cooper Cameron, (190th Judicial District, Harris County, filed May 29, 2003), the plaintiffs purchased property in the area and allege a failure by the defendants to disclose the presence of contamination and seek to recover unspecified monetary damages. The Company has been and is currently working with the Texas Commission of Environmental Quality and continues to monitor the underground water in the area. The Company is of the opinion that there is no risk to area residents and that the lawsuits essentially reflect concerns over possible declines in property value. In an effort to mitigate homeowners' concerns and reduce potential exposure from any such decline in property values, the Company has entered into 20 agreements with residents that obligate the Company to either reimburse sellers in the area for the estimated decline in value due to a potential buyer's concerns related to the contamination or to purchase the property after an agreed marketing period. To date, the Company has 2 properties of the 20 which it has purchased that remain unsold, with an appraised value of $6,390,000, and has expended $201,000 on reimbursements and losses on the resale of 5 of the 20. Twelve of these agreements remain outstanding. The Company believes any potential exposure from these agreements, or, based on its review of the facts and law, any potential exposure from these, or similar, suits will not have a material adverse effect on its results of operations, financial condition or liquidity.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The common stock of Cooper Cameron, par value $.01 per share (together with the associated Rights to Purchase Series A Junior Participating Preferred Stock), is traded on The New York Stock Exchange (“NYSE”). No dividends were paid during 2003.

     The following table indicates the range of trading prices on the NYSE for January 2, 2003 through December 31, 2003 and for January 2, 2002 through December 31, 2002.

	Price Range ($)
	High	Low	Last
2003
First Quarter	$54.55	$44.00	$49.51
Second Quarter	55.60	44.80	50.38
Third Quarter	51.50	45.00	46.21
Fourth Quarter	48.66	40.98	46.60

	Price Range ($)
	High	Low	Last
2002
First Quarter	$52.98	$36.40	$51.11
Second Quarter	59.60	47.99	48.42
Third Quarter	50.86	35.94	41.76
Fourth Quarter	53.31	38.56	49.82

     As of February 12, 2004, the approximate number of stockholders of record of Cooper Cameron common stock was 1,531.

     Information concerning securities authorized for issuance under equity compensation plans is included in Note 9 of the Notes to Consolidated Financial Statements, which notes are incorporated herein by reference in Part II, Item 8 hereof (“Notes to Consolidated Financial Statements”).

ITEM 6. SELECTED FINANCIAL DATA

     The information set forth under the caption “Selected Consolidated Historical Financial Data of Cooper Cameron Corporation” on page 61 in the 2003 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition of Cooper Cameron Corporation” on pages 25-35 in the 2003 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information for this item is set forth in the section entitled “Market Risk Information” on page 35 in the 2003 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company and the independent auditors’ report set forth on pages 36-60 in the 2003 Annual Report to Stockholders are incorporated herein by reference:

     Report of Independent Auditors.

     Consolidated Results of Operations for each of the three years in the period ended December 31, 2003.

     Consolidated Balance Sheets as of December 31, 2003 and 2002.

     Consolidated Cash Flows for each of the three years in the period ended December 31, 2003.

     Consolidated Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2003.

     Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age	Present Principal Position and Other Material Positions Held During Last Five Years
Nathan Avery (69)
Director since 1995	Chairman of the Board and Chief Executive Officer of Galveston-Houston Company, a company specializing in the manufacturing of products to serve the energy and mining industries, from 1972 to December 2000, when it was sold to Komatsu, Ltd. Prior to that he was Chairman of the Board of Directors of Bettis Corporation, an actuator company, until 1996, when Bettis Corporation merged with Daniel Industries Inc., and was a director and member of the Executive Committee of Daniel Industries until June 1999, when Daniel Industries merged with Emerson Electric Co.

C. Baker Cunningham (62)
Director since 1996	Chairman of the Board, President and Chief Executive Officer of Belden Inc., a wire, cable and fiber optic products manufacturing company, since 1993. He served in positions of increasing responsibility with Cooper Industries Inc., a diversified manufacturer, marketer and seller of electrical products, tools and hardware from 1970 to 1993, including Executive Vice President, Operations from 1982 to 1993.

Sheldon R. Erikson (62)
Director since 1995	Chairman of the Board of the Company since 1996. President and Chief Executive Officer and director since 1995. He was Chairman of the Board from 1988 to 1995, and President and Chief Executive Officer from 1987 to 1995, of the Western Company of North America, an international petroleum service company engaged in pressure pumping, well stimulating and cementing. Previously, he was President of the Joy Petroleum Equipment Group of Joy Manufacturing Company. He is a director of Spinnaker Exploration Company. He also serves on the board of directors of the National Petroleum Council, the American Petroleum Institute, and the Petroleum Equipment Suppliers Association.

Name and Age	Present Principal Position and Other Material Positions Held During Last Five Years
Lamar Norsworthy (57)
Director since 2001	Chairman of the Board and Chief Executive Officer of Holly Corporation, an independent petroleum refiner, since 1988. He is a director of Zale Lipshy University Hospital and a member of the Board of Visitors of M.D. Anderson Cancer Center.

Michael E. Patrick (60)
Director since 1996	Vice President and Chief Investment Officer of Meadows Foundation Inc., a philanthropic association since 1995. He is a director of BJ Services Company and the RGK Foundation.

David Ross III (63)
Director since 1995	Adjunct professor and member of the Board of Overseers of the Jesse H. Jones Graduate School of Administration at Rice University since 1979. From 1987 until 1993, he was Chairman and Chief Executive Officer of the Sterling Consulting Group, a firm providing analytical research planning and evaluation services to companies in the oil and gas industry. Between 1984 and 1987, he was a principal in the Sterling Group, a firm engaged in leveraged buyouts, primarily in the chemical industry, and Camp, Ross, Santoski & Hanzlik Inc., which provided planning and consulting services to the oil and gas industry.

Bruce W. Wilkinson (59)
Director since 2002	Chairman of the Board and Chief Executive Officer since August 2000 and President and Chief Operating Officer from May 2000 to July 2000 of McDermott International, Inc., an energy services company. He was a Principal of Pinnacle Equity Partners, L.L.C. (a private equity group) from May 1999 to April 2000; Chairman and Chief Executive Officer of Chemical Logistics Corporation (a company formed to consolidate chemical distribution companies) from April 1998 to April 1999; President and Chief Executive Officer of Tyler Corporation (a diversified manufacturing and service company) from April 1997 to October 1997; Interim President and Chief Executive Officer of Proler International Inc. (a ferrous metals recycling company) from July 1996 to December 1996, and Chairman and Chief Executive Officer of CRSS Inc. (a global engineering and construction services company) from October 1989 to March 1996.

     The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is incorporated by reference in this section.

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

     Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act of 1934 requires directors and executive officers of the Company, and persons who own more than ten percent of the Company’s Common Stock, to file with the SEC and the New York Stock Exchange initial reports of beneficial ownership on Form 3 and changes in such ownership on Forms 4 and 5. Based on its review of the copies of such reports, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during 2003, its directors, executive officers and stockholders with holdings greater than ten percent complied with all applicable filing requirements.

     Audit Committee Financial Experts

     The Board of Directors has determined that Mr. Michael E. Patrick, Chairman of the Audit Committee, and Messrs. Lamar Norsworthy and Bruce W. Wilkinson, members of the Audit Committee are “audit committee financial experts” and “independent” as defined under applicable SEC and NYSE rules.

     Code of Ethics

     The Company has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer, controller and any person performing similar functions) and employees. The Company has made the Code of Ethics for Management Personnel, the Code of Business Conduct and Ethics for Directors and the Standards of Conduct available on its Internet website at www.coopercameron.com. In the event that the Company makes any amendment to, or grants any waivers of, a provision of the Code of Ethics for Management Personnel that applies to the chief executive officer, chief financial officer or chief accounting officer that requires disclosure under applicable rules of the SEC and New York Stock Exchange, the Company intends to disclose such amendment or waiver and the reasons therefor on its Internet website.

     Shareholder Nominating Procedures

     The Compensation and Governance Committee is the Board Committee responsible for developing the Company’s slate of director nominees for election by stockholders, which the Committee recommends to the Board for its consideration.

     The Committee has the authority to engage the services of a third party search firm to assist in the identification and evaluation of Board member candidates. The Committee has not, to date, utilized any such services.

     The Committee determines the required selection criteria and qualifications of Company director nominees based upon the needs of the Company at the time nominees are considered. A candidate, at a minimum, must possess the ability to apply good business judgment and must be in a position to properly exercise his or her duties of loyalty and care. Candidates should also exhibit proven leadership capabilities, high integrity and experience with a high level of responsibilities within their chosen fields, and have the ability to quickly grasp complex principles of business, finance, international transactions and the oilfield services industry. In general, candidates who hold an established executive level position in business, finance or education will be preferred. The Committee will consider these criteria for nominees identified by the Committee, by stockholders or through some other source. When current Board members are considered for nomination for reelection, the Committee also takes into consideration their prior Cooper Cameron Board contribution, performance and meeting attendance records.

     The Committee will consider qualified candidates for possible nomination that are submitted by our stockholders. Stockholders wishing to make such a submission may do so by sending the following information to the Compensation and Governance Committee c/o Corporate Secretary at 1333 West Loop South, Suite 1700, Houston, TX 77027: (1) name of the candidate and a brief biographical sketch and resume; (2) contact information for the candidate and a document evidencing the candidate’s willingness to serve as a director if elected; and (3) a signed statement as to the submitting stockholder’s current status as a stockholder and the number of shares currently held.

     The Committee conducts a process of making a preliminary assessment of each proposed nominee based upon the resume and biographical information, an indication of the individual’s willingness to serve and other background information. This information is evaluated against the criteria set forth above and the specific needs of the Company at that time. Based upon a preliminary assessment of the candidate(s), those who appear best suited to meet the needs of the Company may be invited to participate in a series of interviews, which are used as a further means of evaluating potential candidates. On the basis of information learned during this process, the Committee determines which nominee(s) to recommend to the Board to submit for election at the next annual meeting. The Committee uses the same process for evaluating all nominees, regardless of the original source of the nomination.

     No candidates for director nominations were submitted to the Committee by any stockholder in connection with the 2004 annual meeting.

     If a stockholder wishes to nominate a director candidate, the shareholder should follow the requirements set out below. In order for a stockholder to be eligible to submit a nomination to the 2005 Meeting, the stockholder must be a stockholder of record both when submitting the nomination as well as on the record date.

     If a stockholder wishes to submit a director nomination to the Compensation and Governance Committee for consideration as a Company director nominee, the stockholder should do so prior to September 1, 2004, in order to provide adequate time to duly consider the nominee and comply with our bylaws. If a stockholder wishes to submit a director nomination to the stockholders in opposition to the Company director nominees for inclusion in the Company’s 2005 proxy material, the notice must be in proper form and received at the Company’s corporate headquarters on or before November 15, 2004. If a stockholder wishes to submit such a nomination at the 2005 annual meeting, and does not want the Committee to consider such nominee as one of the Company’s nominees, and does not seek inclusion of the proposal in the Company’s proxy material, the notice must be in proper form and be received between February 13 and March 14, 2005.

     To be in proper written form, a stockholder’s notice of a director nomination must set forth (a) as to each person whom the stockholder proposes to nominate for election as a director (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class or series and number of shares of capital stock of the Corporation which are owned beneficially and of record by the person and (iv) any other information relating to the person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder; and (b) as to the stockholder giving the notice (i) the name and record address of such stockholder, (ii) the class or series and number of shares of capital stock of the Corporation which are owned beneficially or of record by such stockholder, (iii) a description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder, (iv) a representation that such stockholder intends to appear in person or by proxy at the annual meeting to nominate the persons named in its notice and (v) any other information relating to such stockholder that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder. Such notice must be accompanied by a written consent of each proposed nominee to being named as a nominee and to serve as a director if elected.

ITEM 11. EXECUTIVE COMPENSATION

Directors’ Compensation

     The following table displays the components of outside director compensation. Employee directors receive no compensation for serving on the Board or its Committees.

COMPENSATION	AMOUNT/NUMBER
Annual Board Retainer	$30,000
Annual Option Grant	6,000 shares
Annual Committee Chair Retainer	$5,000
Board/Committee Meeting Fee	$1,000

     Options granted to non-employee directors pursuant to the Annual Option Grant have an exercise price equal to the fair market value of the Company’s common stock on the date of grant, become fully exercisable on the first anniversary of the effective date of the grant, and expire five years after the effective date of the grant, subject to prior termination, all pursuant to the terms of the Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”), approved at the 1999 Annual Meeting of Stockholders. The effective date for the Annual Option Grant for 2003 and 2004 was and will be the date of the Annual Meeting of Stockholders for each of these years, respectively. The exercise price for the 2003 Annual Option Grant is $49.465. The maximum number of shares to be issued under the Directors’ Plan and the number of shares subject to option are subject to adjustment in the event of stock splits or other changes in the Company’s capital structure.

     Under the Directors’ Deferred Compensation Plan, each non-employee director serving on the board for five or more years and who (i) does not stand for reelection in accordance with the Company policy of not doing so after reaching age 70 or because he or she was not recommended by the Board, (ii) is not reelected by the stockholders, or (iii) dies while a director, will earn a benefit equal to five times the annual retainer in effect for directors at the time of termination of his or her board service. The benefit will be paid in a lump sum when he or she ceases to be a director.

     Outside directors are reimbursed by the Company for the cost, and the tax liability associated with the cost, of their spouse's or companion's travel to the Company's annual offsite Board meeting and are, from time to time, permitted to make use of Company-leased aircraft. The income attributed to outside directors in 2003 for these expenses together with the resulting income tax liability was $6,682 for Mr. Cunningham, $12,500 for Mr. Patrick, $19,541 for Mr. Avery, $24,380 for Mr. Ross, $9,696 for Mr. Norsworthy, and $6,094 for Mr. Wilkinson.

Compensation and Governance Committee Report On Executive Compensation

     General

     The Compensation and Governance Committee of the Board of Directors (the “Committee”) supervises and administers the compensation and benefits policies, practices and plans of the Company pursuant to a written charter which is available on the Company’s website. The Committee has been created by the Board to, among other things, assist the Board in the discharge of its responsibilities with respect to compensation of executive officers. The principal functions of the Committee with respect to executive compensation include:

•	establishing the Company’s overall compensation policy, including compensation philosophy and strategy, short- and long-term incentive plans and programs, stock ownership plans and employee benefit plans, and making recommendations to the Board regarding those plans and programs;

•	reviewing and recommending to the Board the compensation and benefits to be paid or provided to the Board of Directors;

•	reviewing and approving corporate goals and objectives relevant to the Chief Executive Officer’s compensation, and evaluating the performance of, and setting the compensation to be paid to, the Chief Executive Officer as well as that to be paid to the other executive officers; and

•	reviewing and recommending to the Board employment agreements, termination agreements and severance policies and agreements.

     The Company’s primary objective is to increase stockholder value over time by developing executive compensation policies which are consistent with and linked to the Company’s strategic business objectives. It is the policy of the Committee to compensate executive officers based on their responsibilities and experience, the achievement of specific business objectives and established goals and the Company’s long-term performance. The Committee has received advice from a compensation consulting firm as to comparable compensation for executives similarly situated as part of the Committee’s analysis. The compensation of the Chief Executive Officer and the other executive officers consists of a base salary, an annual cash bonus opportunity and stock option awards.

     Base Salary and Annual Incentive Awards

     Each of the Company’s executive officers receives a base salary, and has an opportunity to earn an annual cash bonus under the Company’s Management Incentive Compensation Plan ( “MICP”). Decisions regarding base salaries are made based upon individual performance, job responsibilities, experience and competitive practice determined by compensation surveys. The Committee’s policy is to provide competitive base salaries, taking into account peer industry practices, and place a significant portion of targeted total annual compensation at risk tied to performance-based MICP objectives. The MICP is designed to motivate and reward key management employees whose efforts impact the performance of the Company and its divisions and subsidiaries through the achievement of financial performance targets and, in some instances, individual performance objectives. The Committee is responsible for approving the financial performance targets that are used to determine awards made under the MICP. Performance targets are based upon proposals submitted to the Committee by the Chief Executive Officer which, in turn, reflect the Company’s annual operating plan. The targets which may be used under the MICP by the Committee include: earnings before interest, taxes, depreciation and amortization (“EBITDA”); return on equity (“ROE”); return on sales; return on capital; cash flow; earnings; bookings; revenues; return on net capital employed (“RONCE”); stock price performance; and, economic value added (“EVA”). A target award percentage of base or peer industry median salary is established for each position eligible to participate in the MICP. Annual incentives were awarded to 195 of 237 eligible employees for 2003 performance. The Committee is mindful of the unusual variances that occur in today’s financial arena in running corporations such as the Company. The Committee may take into account unusual items when applying the MICP targets to the actual results. Such items would include acquisitions, divestitures, recapitalizations, restructurings and other similar unforeseeable events. The Committee also considers industry-wide market conditions and peer performance.

     Long-Term Incentives

     It is the policy of the Board to provide executives with incentives that are tied to the long-term performance of the Company. For this purpose, the Committee has granted stock options to the named executive officers and other executive officers pursuant to the Company’s Long-Term Incentive Plan. The Committee determined the number of options granted to each individual based on actual compensation and other factors, including individual performance. The stock options were granted with an exercise price equal to fair market value on the date of grant. The options have a ten-year term and generally vest, or become exercisable, in increments of one-third per year and are fully vested at the end of the first three years after the grant date. From time to time, stock options with a longer vesting period are awarded when retention is a key consideration. In addition, in 2002 and prior years, executive officers were permitted to elect to receive stock options in lieu of all or a portion of their annual salary. The options granted in lieu of salary vested and became fully exercisable at the end of the year for which they were awarded and had a four-year exercise period thereafter.

     The Committee determined that the Options in Lieu of Salary Program had fulfilled its intended purpose of encouraging the executive officers to substantially invest in the stock’s performance, thereby linking the executives’ personal interests to the interests of the Company and its stockholders, and recommended to the Board, which concurred, that the Options in Lieu of Salary Program be discontinued at the end of 2002.

Compensation of the CEO

     Mr. Erikson currently has a base salary of $800,000 which the Committee, based on a review of the compensation levels of chief executive officers of companies of comparable size in similar businesses, believes to be at or below the median salary level of such executives. He received no bonus for 2003 because the Company did not meet the performance targets established by the Committee. For 2004, Mr. Erikson is eligible to receive a bonus based on a formula which targets 100 percent of his peer industry median salary and adjusts it to reflect Company performance, primarily against earnings per share, cash flow and ROE targets established by the Committee. Mr. Erikson elected to convert the equivalent of one year’s base salary to stock options under the Options in Lieu of Salary Program for each of the years from 1995 through 1999 and for the years 2001 and 2002. The number of options granted to Mr. Erikson under this program for 2002 was 95,455. These options became fully exercisable at the end of 2002.

     The Committee believes that the total options awarded to Mr. Erikson under the Long-Term Incentive Plan are competitive with options granted to CEOs of comparable companies. Through the stock option award, a large percentage of Mr. Erikson’s compensation is tied directly to corporate performance and return to stockholders.

Tax Deductibility of Executive Compensation

     Section 162(m) of the Internal Revenue Code of 1986, as amended, places a limit of $1 million on the amount of annual compensation that may be deducted by the Company in any year with respect to the Company’s Chief Executive Officer and each of its other four most highly compensated executive officers. Certain performance-based compensation approved by stockholders is not subject to this deduction limitation, and is, therefore, deductible.

     Options granted under the Company’s Long-Term Incentive Plan and bonuses paid pursuant to the Management Incentive Compensation Plan generally will qualify as performance-based compensation and should be deductible. The Company intends to maximize the deductibility of executive compensation while retaining the discretion necessary to compensate executive officers in a manner commensurate with performance and the competitive market for executive talent, and, therefore, the Committee and/or the Board may from time to time, in circumstances it deems appropriate, award compensation in addition to these option grants and bonus payments that may not be deductible.

Summary

     The Committee believes that the total executive compensation program should link compensation to corporate and individual performance. The Committee will continue to review the compensation of the CEO and other executive officers on an annual basis.

COMPENSATION AND GOVERNANCE COMMITTEE,
David Ross III, Chairman
Nathan M. Avery
C. Baker Cunningham

Five-Year Graph

     The line graph below shows the cumulative total stockholder return on the Company’s Common Stock from December 31, 1998 to December 31, 2003, and compares it, over the same period of time, with the cumulative total returns of the Standard & Poor’s Composite-500 Stock Index and of a Peer Group selected by the Company. The Peer Group includes Baker Hughes Incorporated, BJ Services Company, Halliburton Company, Schlumberger Limited, Smith International, Inc. and Weatherford International, Inc. In each case, cumulative total return is calculated assuming a fixed investment of $100 on December 31, 1998, and the returns on the graph represent the value that each of these investments would have had at the end of each year shown.

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	1998	1999	2000	2001	2002	2003
Cooper Cameron	100.00	199.74	269.64	164.73	203.35	190.20
S&P 500	100.00	121.00	110.00	97.00	75.50	97.20
Peer Group	100.00	140.50	192.10	130.40	119.00	143.50

Life of Company Graph

     The line graph below shows the cumulative total stockholder return on the Company’s Common Stock from July 5, 1995, when trading in the Company’s Common Stock commenced following the Company becoming an independent, publicly traded entity, to December 31, 2003, and compares it, over the same period of time, with the cumulative total returns of the same two indices used for the Five-Year Graph, calculated in the same manner and representing the value that each of these investments would have had at the end of each year shown.

	July 5,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	1995	1995	1996	1997	1998	1999	2000	2001	2002	2003
Cooper Cameron	100.00	176.40	380.12	606.21	243.48	486.34	656.52	401.09	495.11	463.11
S&P 500	100.00	114.40	140.70	187.60	241.20	292.00	265.40	233.90	182.20	234.50
Peer Group	100.00	118.70	173.50	272.50	145.10	207.20	298.40	211.40	183.70	222.40

Executive Compensation Tables

     The following table presents information for the last three years concerning compensation paid to, or accrued for, the Chief Executive Officer and the other four most highly compensated executive officers of the Company during the last year (such officers other than the Chief Executive Officer, collectively referred to as the “other named executive officers”).

SUMMARY COMPENSATION TABLE

							Long-Term Compensation
			Annual Compensation				Awards (1)
							Securities
							Underlying
			Salary $		Other Annual		Options/	All Other
Name and Principal Position	Year		(2)	Bonus $	Compensation $		SARs #	Compensation $ (3)
Sheldon R. Erikson	2003		720,000	0	157,011	(4)	343,865	68,935
Chairman, President and	2002		0	573,930	136,135	(4)	196,000	39,789
Chief Executive Officer	2001		0	672,146	*	(5)	353,594	33,941

Franklin Myers	2003		313,000	0	90,872	(4)	118,714	22,676
Senior Vice President	2002		0	118,107	75,246	(4)	96,551	2,853
of Finance and Chief	2001		0	132,390	*	(5)	106,293	1,032
Financial Officer

William Lemmer	2003		275,000	0	*	(5)	54,371	17,956
Vice President, General Counsel	2002		257,000	84,286	*	(5)	52,000	18,995
and Secretary	2001		145,000	114,430	*	(5)	35,000	12,860

Jack B. Moore	2003		260,000	0	*	(5)	60,000	16,862
Vice President	2002		229,000	88,649	*	(5)	75,000	17,194
	2001	(6)

Robert J. Rajeski	2003		255,000	53,289	*	(5)	40,000	15,301
Vice President	2002		243,000	48,600	*	(5)	52,000	15,765
	2001		221,539	60,000	*	(5)	35,000	48,166

(1)	Columns dealing with “Restricted Stock Awards” and “LTIP Payouts” have been omitted since no restricted stock awards or LTIP payouts were awarded to the named executives.

(2)	Under the Cooper Cameron Stock Options in Lieu of Salary Program, which was discontinued as of the end of 2002, certain named officers elected to receive a percentage of base pay in non-qualified stock options under the Company’s Long-Term Incentive Plan (“LTIP”) for 2001 and 2002. The 2002 salaries for the named executive officers who so elected were: Mr. Erikson, $630,000; and Mr. Myers, $288,000. The 2001 salaries for the named executive officers who so elected were Mr. Erikson, $600,000; Mr. Myers, $275,000; and Mr. Lemmer, $245,000.

(3)	The figures in this column for 2003, 2002 and 2001 include the Company’s contributions to the Cooper Cameron Corporation Retirement Savings Plan and the Cooper Cameron Corporation Supplemental Excess Defined Contribution Plan, as well as amounts paid by the Company for excess life insurance and basic life premiums. For Mr. Rajeski, this figure includes $33,192 in relocation expenses in 2001.

(4)	These figures include cash or deferred payments for loss of benefits due to participation in the Options in Lieu of Salary Program and income attributable to personal use of aircraft leased by the Company. For Mr. Erikson, this figure includes $83,563 and $78,059 in payments for lost benefits in 2003 and 2002, respectively, and $52,515 and $42,631 attributable to aircraft usage in 2003 and 2002, respectively.

(5)	Perquisites and other personal benefits paid or distributed did not exceed the lesser of $50,000 or 10 percent of this individual’s total salary and bonus.

(6)	Mr. Moore became an executive officer in May 2002.

     The following table presents information concerning the grant of options during 2003 to the Chief Executive Officer and the other named executive officers.

OPTION/SAR GRANTS IN 2003

	Individual Grants
	Number of
	Securities
	Underlying		Percent of	Exercise
	Options/		Total	or Base
	SARs		Options	Price
	Granted		Granted to	Per		Grant Date
	(number of		Employees	Share	Expiration	Present
Name	shares)(1)		in 2003	($) (2)	Date	Value ($)(3)
Sheldon R. Erikson	28,280	(4)	1.69	47.24	10/9/08	441,253
	125,585	(4)	7.51	47.24	11/15/11	1,959,503
	190,000		11.37	42.93	11/12/13	2,694,086

Franklin Myers	75,000		4.49	42.93	11/12/13	1,063,455
	9,318	(4)	0.56	46.34	11/15/11	142,619
	34,396	(4)	2.06	46.34	1/1/07	500,582

William C. Lemmer	4,371	(4)	0.26	48.83	11/15/11	70,496
	50,000		2.99	42.93	11/12/13	708,970

Jack B. Moore	60,000		3.59	42.93	11/12/13	850,764

Robert J. Rajeski	40,000		2.39	42.93	11/12/13	567,176

(1)	These shares were granted under the Company’s Long-Term Incentive Plan.

(2)	The exercise price of each option is equal to the fair market value of the Company’s shares on the date of grant of the option. The exercise price may be paid in cash, or, in certain instances, by tendering already owned Cooper Cameron Common Stock having a fair market value on the date of exercise equal to the exercise price, except as noted in footnote (4).

(3)	The grant date present value is determined using the Black-Scholes option pricing model assuming an expected stock price volatility of 41.8%, a risk-free interest rate of 2.6 percent, a weighted average expected option life of 3.4 years (or remaining time to expiration, if shorter) and no dividend yield. The actual value, if any, that may be realized will depend on the market price of the Company’s Common Stock on the date of exercise. The dollar amounts shown are not intended to forecast possible future appreciation in the Company’s stock price.

(4)	These shares were granted under the reload feature of the Long-Term Incentive Plan and vested in full on the date of grant. The exercise price of each option is equal to the closing price on the New York Stock Exchange of the Company’s shares on the day preceding the date of grant.

     The following table presents information concerning exercises of stock options during 2003 and the unexercised options held at the end of 2003 by the Chief Executive Officer and the other named executive officers.

AGGREGATED OPTION/SAR EXERCISES IN 2003
AND 12/31/2003 OPTION/SAR VALUES

			Number of Securities
			Underlying Unexercised		Value of Unexercised
	Shares	Value	Options/SARs at		In-the-Money Options/SARs
	Acquired on	Realized	12/31/03 (#)		at 12/31/03 ($) (1)
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Sheldon R. Erikson	203,455	3,279,071	993,676	385,332	1,433,090	1,576,758
Franklin Myers	55,458	739,810	139,505	141,666	256,027	501,908
William C. Lemmer	5,602	88,680	137,139	96,332	610,905	342,158
Jack B. Moore	3,000	48,270	123,467	123,333	627,170	401,529
Robert J. Rajeski	—	—	114,268	86,332	718,155	305,458

(1)	Values are based on the difference between the exercise price and the closing price of $46.60 per share of Common Stock on the New York Stock Exchange on the last trading day of 2003.

     The following table presents information concerning the estimated annual retirement benefits payable to the Chief Executive Officer and the other named executive officers under the Cooper Cameron Corporation Retirement Plan upon retirement at age 65.

PENSION PLAN TABLE

	Year	Annual
	Individual	Estimated
	Reaches	Benefit at
Name	Age 65	Age 65 ($)
Sheldon R. Erikson	2006	81,891
Franklin Myers	2017	78,289
William C. Lemmer	2009	24,482
Jack B. Moore	2018	60,138
Robert J. Rajeski	2010	23,785

     For each of the individuals shown in the Summary Compensation Table, the table above shows the year each attains age 65 and the projected annual pension benefit at age 65. The retirement benefit is based on a cash balance formula whereby the balance is increased each year by interest and salary credit. The salary credit is 3% of the executive’s annual compensation up to the Social Security Wage Base and 6% for compensation over the Wage Base. The annual pension benefit is the annuity which can be provided by the cash balance account at retirement. The calculation is based on the following assumptions: benefits paid on a straight-life annuity basis; the current mortality table and an interest rate of 5.51% used in the conversion from the account balance to an annuity; year 2003 compensation projected each year based on the age-weighted salary scale used in the actuarial valuations (ranging from 3.0% to 7.0% in these calculations); an assumed 2.5% per annum increase in the Social Security Wage Base; and the year 2003 interest crediting rate of 4.53%. Amounts under the Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan are included in the Annual Estimated Benefit. Projected annual benefits change each year to reflect actual compensation and, in some years, changes in assumptions.

Employment, Termination and Change of Control Arrangements

     The Company has employment agreements containing certain termination and/or severance provisions with Messrs. Erikson and Myers. The Company also has an Executive Severance Policy for and Change of Control Agreements with other executive officers including Messrs. Lemmer, Moore and Rajeski.

     The agreements with Messrs. Erikson and Myers provide for specific terms of employment, including base salary, bonus and benefits over specified periods of time and for severance benefits and certain benefits should a Change of Control, as defined below, occur. The agreements were unanimously approved by the independent members of the Board of Directors.

     The agreement between the Company and Mr. Erikson has a term of three years, which is automatically extended on a monthly basis. The agreement provides that Mr. Erikson will: continue to receive an annual salary of not less than his current salary, which is $800,000, and a bonus as provided under the Company’s Management Incentive Compensation Plan or any other bonus plan adopted by the Board of Directors for executive officers; participate in Cooper Cameron Corporation’s Retirement Plan (a defined benefit plan) and the Long-Term Incentive Plan; and be eligible to participate in the Cooper Cameron Corporation Retirement Savings Plan (a defined contribution plan), the Employee Stock Purchase Plan and any other plans generally available to employees of the Company during his employment. The agreement between the Company and Mr. Myers has substantially the same terms as those described above for Mr. Erikson, except that this agreement has a term of one year, which is automatically extended on a yearly basis. The agreement provides that Mr. Myers will continue to receive an annual salary of not less than his current salary, which is $340,000.

     If either of these executives terminates due to death, retirement, disability or without Good Reason, as defined below, or is terminated by the Company for cause, no salary or other benefits are payable under the agreements. However, if termination occurs by discharge without cause or by the executive with Good Reason, Mr. Erikson is entitled to an amount equal to three times the sum of: the highest base pay during any of the last three years (or its equivalent if paid in compensation other than cash); the higher of the maximum bonus award that he could earn during the current year or the highest bonus he received during any of the three preceding years; and, the value at the time of grant of the highest stock option award he received during any of the five preceding years. Mr. Myers is entitled to two times base salary and bonus calculated in the same manner as in Mr. Erikson’s agreement. They are also entitled to certain other payments relating to benefit plans applicable to all employees. “Good Reason” for termination includes any of the following events which occur without employee consent: a change in status, title(s) or position(s) as an officer of the Company which is not a promotion; a reduction in base salary; termination of participation in an ongoing compensation plan; relocation; failure of a successor of the Company to assume the agreement; termination by the Company other than as provided in the agreement; prohibition from engaging in outside activities permitted by the agreement; or any continuing material default by the Company in the performance of its obligations under the agreement.

     The agreements with Messrs. Erikson and Myers also provide for certain benefits in the event of a Change of Control. Each of these officers is entitled under the agreements to accelerated vesting of options granted under the Company’s Long-Term Incentive Plan and to tender shares of Common Stock to the Company, including those acquired by the exercise of stock options following an accelerated vesting, in proportion to the total number of shares actually tendered and at the tender offer price or fair market value of any exchange security. Each of these officers is also entitled under the agreements to tender to the Company options, including those accelerated, in exchange for an amount equal to the Black-Scholes value of such options using the highest such valuation during the one-year period prior to the Change of Control. If Mr. Myers is discharged without cause or resigns for Good Reason in conjunction with, and within two years of, a Change of Control, he is, in lieu of his termination benefits summarized above, entitled to a severance package which includes a payout equal to three times his base salary, bonus, and option grant, each calculated in accordance with the same provisions as found in Mr. Erikson’s agreement described above. These agreements also provide that if any payments made to the executive officer would cause the executive officer to be subject to an excise tax because the payment is a “parachute payment” (as defined in the Internal Revenue Code), then the Company will pay the executive officer an excise tax premium in a sufficient amount to make the executive officer whole with respect to any additional tax that would not have been payable but for the excise tax provision. A “Change of Control” of the Company will occur for purposes of these agreements if (i) any person is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company’s outstanding voting securities, other than through the purchase of voting securities directly from the Company through a private placement; (ii) the current members of the Board, or subsequent members approved by two-thirds of the current members, no longer comprise a majority of the Board; (iii) the Company is merged or consolidated with another corporation or entity and the Company’s stockholders own less than 80% of the outstanding voting securities of the surviving or resulting corporation or entity; (iv) a tender offer or exchange offer is made and consummated by a person other than the Company for the ownership of 20% or more of the Company’s voting securities; or (v) there has been a disposition of all or substantially all of the Company’s assets.

     The Executive Severance Policy for other senior level executives, including Messrs. Lemmer, Moore and Rajeski, sets forth certain salary and benefit rights in the event of the termination of employment. The Executive Severance Policy provides for salary and benefit continuation of 12 months for a covered executive if his or her employment with the Company is terminated by the Company for any reason other than cause.

     The Change of Control agreements with eight other officers, including Messrs. Lemmer and Rajeski, entitle the executive to substantially the same benefits provided to Mr. Myers under his employment agreement in the event of a Change of Control, except that under these agreements a Change of Control resulting from a merger or consolidation does not occur unless the Company’s stockholders own less than 60% of the outstanding voting securities of the surviving or resulting corporation or entity. The Change of Control Agreement with Mr. Moore and one other executive officer entitle the executive to substantially the same benefits provided to Messrs. Lemmer and Rajeski under their agreements in the event of a Change of Control, except that they are not entitled to tender to the Company options in exchange for an amount equal to the Black-Scholes value of such options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

     The following table lists the stockholders known by the Company to have been the beneficial owners of more than five percent of the Common Stock outstanding and entitled to be voted at the Meeting as of December 31, 2003:

	Shares of	Percent of
	Common	Common
Name and Address of Beneficial Owner	Stock	Stock
FMR Corp.(1)	6,764,563	12.528
82 Devonshire Street
Boston, MA 02109-3614

J.P. Morgan Chase & Co.(2)	3,294,695	6.1
270 Park Ave.
New York, NY 10017

Massachusetts Financial Services Company(3)	2,718,020	5.0
500 Boylston Street
Boston, MA 02116

Neuberger Berman, Inc.(4)	2,806,946	5.2
605 Third Ave.
New York, NY 10158

T. Rowe Price Associates, Inc.(5)	3,453,100	6.3
100 E. Pratt Street
Baltimore, Maryland 21202

(1)	According to a Schedule 13G/A filed with the Securities and Exchange Commission (the “SEC”) by FMR Corp., as of December 31, 2003, Fidelity Management & Research Company (Fidelity), a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 6,545,837 shares or 12.123% of Common Stock. Edward C. Johnson 3d, FMR Corp., through its control of Fidelity, and the funds each has sole power to dispose of the 6,545,837 shares owned by the Funds, but neither FMR Corp nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Board of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees. Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp., and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, is the beneficial owner of 116,100 shares or 0.215% of Common Stock as a result of its serving as investment manager of the institutional account(s). Edward C. Johnson 3d and FMR Corp., through its control of Fidelity Management Trust Company, each has sole dispositive power over 116,100 shares and sole power to vote or to direct the voting of 116,100 shares of common stock owned by the institutional account(s). Strategic Advisers, Inc, a wholly-owned subsidiary of FMR Corp., is the beneficial owner of 26 shares or 0.000% of the outstanding common stock of the Company. Strategic Advisers, Inc. is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940.

(2)	According to a Schedule 13G/A filed with the SEC by J.P. Morgan Chase & Co., dated February 12, 2004, J.P. Morgan Chase had sole voting power over 2,316,719 shares of Common Stock, shared voting power over 7,608 shares, sole dispositive power over 3,275,040 shares and shared dispositive power over 17,176 shares.

(3)	According to a Schedule 13G filed with the SEC by Massachusetts Financial Services Company (“MFS”), dated February 11, 2004, MFS had sole voting power over 2,562,340 shares of Common Stock and sole dispositive power over 2,718,020 shares of Common Stock.

(4)	According to a Schedule 13G/A filed with the SEC by Neuberger Berman, Inc., dated February 13, 2004, Neuberger Berman had sole voting power over 1,543,841 shares of Common Stock, shared voting power over 702,400 shares, sole dispositive power over zero shares and shared dispositive power over 2,806,946 shares. In addition, employee(s) of Neuberger Berman, LLC and Neuberger Berman Management, Inc. own 32,200 shares.

(5)	According to a Schedule 13G/ filed with the SEC by T. Rowe Price Associates, Inc., as of December 31, 2003, T. Rowe Price had sole voting power over 574,900 shares and sole dispositive power over 3,453,100 shares. T. Rowe Price is an Investment Advisor registered under Section 203 of the Investment Advisers Act of 1940. These securities are owned by various individual and institutional investors, which T. Rowe Price Associates, Inc. (Price Associates) serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is

deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

Security Ownership of Management

     The following table sets forth, as of February 12, 2004, unless otherwise noted, the number of shares of Common Stock beneficially owned (as defined by the Securities and Exchange Commission (“SEC”)) by each current director, by each executive officer named in the Summary Compensation Table included herein who is not also a director, and by all directors and executive officers as a group. For information regarding the Company’s stock ownership guidelines for directors and executive officers, see “Information Concerning the Board of Directors-Stock Ownership Guidelines.”

			Number of Shares
	Number of		That May Be
	Shares of		Acquired By Options	Percent
	Common		Exercisable Within	of
Directors	Stock Owned		60 Days (1)(2)	Class
Nathan M. Avery	2,296	(3)	30,870	*
C. Baker Cunningham	12,846		36,870	*
Sheldon R. Erikson	608,154	(4)	993,676	3.0
Lamar Norsworthy	3,500		22,290	*
Michael E. Patrick	2,000		33,570	*
David Ross III	15,796		30,870	*
Bruce W. Wilkinson	0		12,000	*
Executive Officers Named in the Summary Compensation Table Other Than Those Listed Above:
Franklin Myers	51,419	(4)	240,756	*
Robert J. Rajeski	13,265	(4)	114,268	*
William C. Lemmer	9,109	(4)	135,778	*
Jack B. Moore	2,881	(4)	123,467	*
All directors and executive officers as a group (14 persons including those named above)	746,945	(4)	1,970,911	5.0

*	Indicates ownership of less than one percent of Common Stock outstanding.

(1)	As defined by the SEC, securities beneficially owned include securities that the above persons have the right to acquire at any time within 60 days after February 12, 2004.

(2)	Includes shares under options in lieu of fees or salaries that have been earned pursuant to either (i) waiver of directors’ fees by the directors or (ii) waiver of salary by executive officers. Such options are not forfeitable or cancelable, expire five years from the effective date and become exercisable one year from effective date.

(3)	Includes 2,170 shares owned by family members as to which beneficial ownership is disclaimed.

(4)	Includes shares held in the Cooper Cameron Corporation Retirement Savings Plan as of December 31, 2003.

     Information relating to the Company’s equity compensation plans is included in Note 9 of the Notes to Consolidated Financial Statements, which Notes are incorporated herein by reference in Part II, Item 8 hereof (“Notes to Consolidated Financial Statements”).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

     The following table sets forth the U.S. dollar equivalent fees billed or to be billed by the Company’s principal accounting firm, Ernst & Young LLP, for services rendered for the years ended December 31, 2003 and 2002.

	Year ended December 31,
	2003	2002
Audit Fees	$1,108,400	$865,600

Audit-Related Fees:
Internal audit services	—	74,200
Non-audit accounting consultations and other	53,100	52,900

	53,100	127,100

Tax Fees:
Tax compliance, consulting and advisory services	409,200	425,700

All Other Fees:
Other permitted advisory services	52,700	3,900

Total	$1,623,400	$1,422,300

     The Audit Committee performs an annual review and approves the scope of services and proposed fees of the Company’s principal accounting firm. Any projects not specifically included in this approval will be reviewed and approved in advance by the Chairman of the Audit Committee and will be reviewed by the full Audit Committee at the next regularly scheduled meeting.

     The Committee also considered whether the provision of services, other than audit services, is compatible with maintaining the accounting firm’s independence. Effective June 2002, the Company discontinued the use of Ernst & Young LLP for internal audit services and engaged PricewaterhouseCoopers LLP for these services.

Pre-approval Policies and Procedures

     The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the independent auditor. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it. The Audit Committee has delegated to the Chairman of the Audit Committee authority to approve permitted services provided that the Chairman reports any decisions to the Committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Report:

(1) Financial Statements:

   All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cooper Cameron Corporation

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Cooper Cameron Corporation (the “Company”) as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated January 27, 2004 (incorporated by reference elsewhere in this Form 10-K). Our audits also included the financial statement schedule included in Item 15(a)(2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Ernst & Young LLP

ERNST & YOUNG LLP

Houston, Texas
January 27, 2004

Schedule II — Valuation and Qualifying Accounts
(dollars in thousands)

		Additions
	Balance at	Charged to	Charged			Balance at
	beginning	costs and	to other			end of
Description	of period	expenses	accounts	Deductions (a)	Translation	period
YEAR ENDED DECEMBER 31, 2003:
Allowance for doubtful accounts	$2,170	$15	$—	$(388)	$26	$1,823
Allowance for obsolete and excess inventory	$35,355	$8,506	$—	$(6,784)	$240	$37,317

YEAR ENDED DECEMBER 31, 2002:
Allowance for doubtful accounts	$3,993	$396	$—	$(2,268)	$49	$2,170
Allowance for obsolete and excess inventory	$24,732	$17,950	$—	$(7,454)	$127	$35,355

YEAR ENDED DECEMBER 31, 2001:
Allowance for doubtful accounts	$3,080	$1,747	$—	$(810)	$(24)	$3,993
Allowance for obsolete and excess inventory	$24,364	$6,041	$—	$(5,651)	$(22)	$24,732

(a) Write-offs of uncollectible receivables or obsolete inventory

(3) Exhibits:

3.1	Amended and Restated Certificate of Incorporation of Cooper Cameron Corporation, dated June 30, 1995, filed as Exhibit 4.2 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Cooper Cameron Corporation, filed as Exhibit 4.3 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-57995), and incorporated herein by reference.

3.3	Second Amended and Restated Bylaws of Cooper Cameron Corporation, filed as Exhibit 3.3 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

4.1	Form of Rights Agreement, dated as of May 1, 1995, between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, filed as Exhibit 4.1 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

4.2	First Amendment to Rights Agreement between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, dated November 1, 1997, filed as Exhibit 4.2 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

4.3	Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 4, 1998 (Registration Statement No. 333-51705) incorporated herein by reference.

10.1	Cooper Cameron Corporation Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2003.

10.2	Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.6 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-46638), and incorporated herein by reference.

10.3	First Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.7 to the Registration Statement on Form S-8 filed with the SEC on May 29, 2001 (File No. 333-61820) and incorporated herein by reference.

10.4	Second Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.8 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082) and incorporated herein by reference.

10.5	Third Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.9 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082) and incorporated herein by reference.

10.6	Fourth Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 10.6 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

10.7	Cooper Cameron Corporation Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

10.8	Cooper Cameron Corporation Retirement Savings Plan, as Amended and Restated, effective April 1, 1996, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

10.9	Cooper Cameron Corporation Employee Stock Purchase Plan (Registration Statement No. 33-94948), incorporated herein by reference.

10.10	Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.11	First Amendment to Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, effective as of January 1, 1996, filed as Exhibit 10.7 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.12	Cooper Cameron Corporation 2003 Supplemental Excess Defined Contribution Plan, filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed with the SEC on June 18, 2003 of Cooper Cameron Corporation (Commission File No. 333-106225), and incorporated herein by reference.

10.13	First Amendment to Cooper Cameron Corporation 2003 Supplemental Excess Defined Contribution Plan filed as Exhibit 4.14 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003, of Cooper Cameron Corporation (Commission File No. 333-106225), and incorporated herein by reference.

10.14	Cooper Cameron Corporation Compensation Deferral Plan (formerly the Cooper Cameron Corporation Management Incentive Compensation Deferral Plan), effective January 1, 1996, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.15	First Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective July 1, 1998, filed as Exhibit 10.12 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.16	Second Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective January 1, 1999, filed as Exhibit 10.13 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.17	Third Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective January 1, 2000, filed as Exhibit 10.14 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.18	Fourth Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, filed as Exhibit 4.10 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003 (Commission File No. 333-106225), and incorporated herein by reference.

10.19	Fifth Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, filed as Exhibit 4.11 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003 (Commission File No. 333-106225), and incorporated herein by reference.

10.20	Sixth Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, filed as Exhibit 4.12 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003 (Commission File No. 333-106225), and incorporated herein by reference.

10.21	Cooper Cameron Corporation Directors Deferred Compensation Plan, filed as Exhibit 10.7 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.22	Employment Agreement by and between Sheldon R. Erikson and Cooper Cameron Corporation, effective as of August 13, 1999, filed as Exhibit 10.16 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.23	Employment Agreement by and between Franklin Myers and Cooper Cameron Corporation, effective as of September 1, 1999, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.24	Form of Change in Control Agreement, effective November 11, 1999, by and between Cooper Cameron Corporation and Scott Amann, Jane Crowder Schmitt, William Lemmer and Robert Rajeski, filed as Exhibit 10.19 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.25	Form of Change in Control Agreement, effective July 12, 2000, by and between Cooper Cameron Corporation and Michael C. Jennings, filed as Exhibit 10.22 to the Annual Report on Form 10-K for 2000 of Cooper Cameron Corporation and incorporated herein by reference.

10.26	Form of Change in Control Agreement, effective October 10, 2002, by and between Cooper Cameron Corporation and Charles M. Sledge, filed as Exhibit 10.23 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

10.27	Form of Change in Control Agreement, effective May 8, 2003, by and between Cooper Cameron Corporation and John Carne and Jack Moore.

10.28	Amended and Restated Management Incentive Compensation Plan of Cooper Cameron Corporation, incorporated herein by reference to the Cooper Cameron Corporation 2000 Proxy Statement for the Annual Meeting of Stockholders held on May 11, 2000.

10.29	Change in Control Policy of Cooper Cameron Corporation, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.30	Executive Severance Program of Cooper Cameron Corporation, approved July 20, 2000, filed as Exhibit 10.25 to the Annual Report on Form 10-K for 2000 of Cooper Cameron Corporation and incorporated herein by reference.

10.31	Credit Agreement, dated as of December 12, 2003, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and Bank One, as agent.

10.32	Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Buffalo, New York Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57991), incorporated herein by reference.

10.33	Cooper Cameron Corporation Savings-Investment Plan for Hourly Employees, filed as Exhibit 4.7 to the Registration Statement on Form S-8 (Registration No. 333-77641), incorporated herein by reference.

10.34	Cooper Cameron Corporation Directors’ 2001 Deferred Compensation Plan dated February 7, 2001, filed as Exhibit 10.33 to the Annual Report on Form 10-K for 2001 of Cooper Cameron Corporation and incorporated herein by reference.

10.35	Form of Indemnification Agreement, effective February 20, 2003, by and between Cooper Cameron Corporation and Nathan M. Avery, C. Baker Cunningham, Sheldon R. Erikson, Lamar Norsworthy, Michael E. Patrick, David Ross and Bruce W. Wilkinson, filed as Exhibit 10.32 to the Annual Report on Form 10-K/A for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

10.36	Form of Indemnification Agreement, effective February 20, 2003, by and between Cooper Cameron Corporation and Mr. Jeff Altamari, Mr. Steve P. Beatty, Mr. John Carne, Ms. Jane Crowder Schmitt, Mr. Hal Goldie, Mr. Michael C. Jennings, Mr. William C. Lemmer, Mr. Jack B. Moore, Mr. Franklin Myers, Mr. Robert Rajeski, Mr. Charles M. Sledge, and Mr. Rick Steans.

13.1	Portions of the 2003 Annual Report to Stockholders are included as an exhibit to this report and have been specifically incorporated by reference elsewhere herein.

21.1	Subsidiaries of registrant.

23.1	Consent of Independent Auditors.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

   The Company filed a Form 8-K dated October 28, 2003 incorporating therein, as an exhibit, a press release dated October 28, 2003 announcing the Company’s earnings for the three-and nine-month periods ended September 30, 2003.

   The Company filed a Form 8-K dated January 28, 2004 incorporating therein, as an exhibit, a press release dated January 28, 2004 announcing the Company’s earnings for the three-and twelve-month periods ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5 day of March, 2004.

COOPER CAMERON CORPORATION
Registrant

By:	/s/ CHARLES M. SLEDGE

(Charles M. Sledge)
Vice President and Corporate Controller
(Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 5 day of March, 2004, below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Nathan M. Avery (Nathan M. Avery)	Director

/s/ C. Baker Cunningham (C. Baker Cunningham)	Director

/s/ SHELDON R. ERIKSON (Sheldon R. Erikson)	Chairman, President and Chief Executive Officer (principal executive officer)

/s/ Lamar Norsworthy (Lamar Norsworthy)	Director

/s/ Michael E. Patrick (Michael E. Patrick)	Director

/s/ David Ross III (David Ross III)	Director

/s/ Bruce W. Wilkinson (Bruce W. Wilkinson)	Director

/s/ FRANKLIN MYERS (Franklin Myers)	Senior Vice President, Finance and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit		Sequential
Number	Description	Page No.
3.1	Amended and Restated Certificate of Incorporation of Cooper Cameron Corporation, dated June 30, 1995, filed as Exhibit 4.2 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Cooper Cameron Corporation, filed as Exhibit 4.3 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-57995), and incorporated herein by reference.

3.3	Second Amended and Restated Bylaws of Cooper Cameron Corporation, filed as Exhibit 3.3 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

4.1	Form of Rights Agreement, dated as of May 1, 1995, between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, filed as Exhibit 4.1 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

4.2	First Amendment to Rights Agreement between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, dated November 1, 1997, filed as Exhibit 4.2 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

4.3	Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 4, 1998 (Registration Statement No. 333-51705) incorporated herein by reference.

10.1	Cooper Cameron Corporation Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2003.

10.2	Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.6 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-46638), and incorporated herein by reference.

10.3	First Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.7 to the Registration Statement on Form S-8 filed with the SEC on May 29, 2001 (File No. 333-61820) and incorporated herein by reference.

10.4	Second Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.8 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082) and incorporated herein by reference.

10.5	Third Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.9 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082) and incorporated herein by reference.

10.6	Fourth Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 10.6 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

10.7	Cooper Cameron Corporation Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

10.8	Cooper Cameron Corporation Retirement Savings Plan, as Amended and Restated, effective April 1, 1996, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

10.9	Cooper Cameron Corporation Employee Stock Purchase Plan (Registration Statement No. 33-94948), incorporated herein by reference.

10.10	Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.11	First Amendment to Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, effective as of January 1, 1996, filed as Exhibit 10.7 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

Exhibit		Sequential
Number	Description	Page No.
10.12	Cooper Cameron Corporation 2003 Supplemental Excess Defined Contribution Plan, filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed with the SEC on June 18, 2003 of Cooper Cameron Corporation (Commission File No. 333-106225), and incorporated herein by reference.

10.13	First Amendment to Cooper Cameron Corporation 2003 Supplemental Excess Defined Contribution Plan, filed as Exhibit 4.14 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003, of Cooper Cameron Corporation (Commission File No. 333-106225), and incorporated herein by reference.

10.14	Cooper Cameron Corporation Compensation Deferral Plan (formerly the Cooper Cameron Corporation Management Incentive Compensation Deferral Plan), effective January 1, 1996, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.15	First Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective July 1, 1998, filed as Exhibit 10.12 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.16	Second Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective January 1, 1999, filed as Exhibit 10.13 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.17	Third Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective January 1, 2000, filed as Exhibit 10.14 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.18	Fourth Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, filed as Exhibit 4.10 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003 (Commission File No. 333-106225), and incorporated herein by reference.

10.19	Fifth Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, filed as Exhibit 4.11 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003 (Commission File No. 333-106225), and incorporated herein by reference.

10.20	Sixth Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, filed as Exhibit 4.12 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003 (Commission File No. 333-106225), and incorporated herein by reference.

10.21	Cooper Cameron Corporation Directors Deferred Compensation Plan, filed as Exhibit 10.7 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.22	Employment Agreement by and between Sheldon R. Erikson and Cooper Cameron Corporation, effective as of August 13, 1999, filed as Exhibit 10.16 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.23	Employment Agreement by and between Franklin Myers and Cooper Cameron Corporation, effective as of September 1, 1999, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.24	Form of Change in Control Agreement, effective November 11, 1999, by and between Cooper Cameron Corporation and Scott Amann, Jane Crowder Schmitt, William Lemmer and Robert Rajeski, filed as Exhibit 10.19 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.25	Form of Change in Control Agreement, effective July 12, 2000, by and between Cooper Cameron Corporation and Michael C. Jennings, filed as Exhibit 10.22 to the Annual Report on Form 10-K for 2000 of Cooper Cameron Corporation and incorporated herein by reference.

10.26	Form of Change in Control Agreement, effective October 10, 2002, by and between Cooper Cameron Corporation and Charles M. Sledge, filed as Exhibit 10.23 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

10.27	Form of Change in Control Agreement, effective May 8, 2003, by and between Cooper Cameron Corporation and John Carne and Jack Moore.

10.28	Amended and Restated Management Incentive Compensation Plan of Cooper Cameron Corporation, incorporated herein by reference to the Cooper Cameron Corporation 2000 Proxy Statement for the Annual Meeting of Stockholders held on May 11, 2000.

10.29	Change in Control Policy of Cooper Cameron Corporation, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.30	Executive Severance Program of Cooper Cameron Corporation, approved July 20, 2000, filed as Exhibit 10.25 to the Annual Report on Form 10-K for 2000 of Cooper Cameron Corporation and incorporated herein by reference.

Exhibit		Sequential
Number	Description	Page No.
10.31	Credit Agreement, dated as of December 12, 2003, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and Bank One, as agent.

10.32	Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Buffalo, New York Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57991), incorporated herein by reference.

10.33	Cooper Cameron Corporation Savings-Investment Plan for Hourly Employees, filed as Exhibit 4.7 to the Registration Statement on Form S-8 (Registration No. 333-77641), incorporated herein by reference.

10.34	Cooper Cameron Corporation Directors’ 2001 Deferred Compensation Plan dated February 7, 2001, filed as Exhibit 10.33 to the Annual Report on Form 10-K for 2001 of Cooper Cameron Corporation and incorporated herein by reference.

10.35	Form of Indemnification Agreement, effective February 20, 2003, by and between Cooper Cameron Corporation and Nathan M. Avery, C. Baker Cunningham, Sheldon R. Erikson, Lamar Norsworthy, Michael E. Patrick, David Ross and Bruce W. Wilkinson, filed as Exhibit 10.32 to the Annual Report on Form 10-K/A for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

10.36	Form of Indemnification Agreement, effective February 20, 2003, by and between Cooper Cameron Corporation and Mr. Jeff Altamari, Mr. Steve P. Beatty, Mr. John Carne, Ms. Jane Crowder Schmitt, Mr. Hal Goldie, Mr. Michael C. Jennings, Mr. William C. Lemmer, Mr. Jack B. Moore, Mr. Franklin Myers, Mr. Robert Rajeski, Mr. Charles M. Sledge, and Mr. Rick Steans.

13.1	Portions of the 2003 Annual Report to Stockholders are included as an exhibit to this report and have been specifically incorporated by reference elsewhere herein.

21.1	Subsidiaries of registrant.

23.1	Consent of Independent Auditors.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.