Form 10-K/A
period 2003-12-31
COOPER CAMERON CORP
filed 2004-03-15
CIK 941548

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
Portions of the 2003 Annual Report
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

/s/ Ernst & Young LLP

ERNST & YOUNG LLP

Houston, Texas
January 27, 2004

Schedule II — Valuation and Qualifying Accounts
(dollars in thousands)

		Additions
	Balance at	Charged to	Charged			Balance at
	beginning	costs and	to other			end of
Description	of period	expenses	accounts	Deductions (a)	Translation	period
YEAR ENDED DECEMBER 31, 2003:
Allowance for doubtful accounts	$2,170	$15	$—	$(388)	$26	$1,823
Allowance for obsolete and excess inventory	$35,355	$8,506	$—	$(6,784)	$240	$37,317

YEAR ENDED DECEMBER 31, 2002:
Allowance for doubtful accounts	$3,993	$396	$—	$(2,268)	$49	$2,170
Allowance for obsolete and excess inventory	$24,732	$17,950	$—	$(7,454)	$127	$35,355

YEAR ENDED DECEMBER 31, 2001:
Allowance for doubtful accounts	$3,080	$1,747	$—	$(810)	$(24)	$3,993
Allowance for obsolete and excess inventory	$24,364	$6,041	$—	$(5,651)	$(22)	$24,732

(a) Write-offs of uncollectible receivables or obsolete inventory

(3) Exhibits:

3.1	Amended and Restated Certificate of Incorporation of Cooper Cameron Corporation, dated June 30, 1995, filed as Exhibit 4.2 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Cooper Cameron Corporation, filed as Exhibit 4.3 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-57995), and incorporated herein by reference.

3.3	Second Amended and Restated Bylaws of Cooper Cameron Corporation, filed as Exhibit 3.3 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

4.1	Form of Rights Agreement, dated as of May 1, 1995, between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, filed as Exhibit 4.1 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

4.2	First Amendment to Rights Agreement between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, dated November 1, 1997, filed as Exhibit 4.2 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

4.3	Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 4, 1998 (Registration Statement No. 333-51705) incorporated herein by reference.

10.1	Cooper Cameron Corporation Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2003.

10.2	Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.6 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-46638), and incorporated herein by reference.

10.3	First Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.7 to the Registration Statement on Form S-8 filed with the SEC on May 29, 2001 (File No. 333-61820) and incorporated herein by reference.

10.4	Second Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.8 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082) and incorporated herein by reference.

10.5	Third Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.9 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082) and incorporated herein by reference.

10.6	Fourth Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 10.6 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

10.7	Cooper Cameron Corporation Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

10.8	Cooper Cameron Corporation Retirement Savings Plan, as Amended and Restated, effective April 1, 1996, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

10.9	Cooper Cameron Corporation Employee Stock Purchase Plan (Registration Statement No. 33-94948), incorporated herein by reference.

10.10	Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.11	First Amendment to Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, effective as of January 1, 1996, filed as Exhibit 10.7 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.12	Cooper Cameron Corporation 2003 Supplemental Excess Defined Contribution Plan, filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed with the SEC on June 18, 2003 of Cooper Cameron Corporation (Commission File No. 333-106225), and incorporated herein by reference.

10.13	First Amendment to Cooper Cameron Corporation 2003 Supplemental Excess Defined Contribution Plan filed as Exhibit 4.14 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003, of Cooper Cameron Corporation (Commission File No. 333-106225), and incorporated herein by reference.

10.14	Cooper Cameron Corporation Compensation Deferral Plan (formerly the Cooper Cameron Corporation Management Incentive Compensation Deferral Plan), effective January 1, 1996, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.15	First Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective July 1, 1998, filed as Exhibit 10.12 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.16	Second Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective January 1, 1999, filed as Exhibit 10.13 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.17	Third Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective January 1, 2000, filed as Exhibit 10.14 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.18	Fourth Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, filed as Exhibit 4.10 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003 (Commission File No. 333-106225), and incorporated herein by reference.

10.19	Fifth Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, filed as Exhibit 4.11 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003 (Commission File No. 333-106225), and incorporated herein by reference.

10.20	Sixth Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, filed as Exhibit 4.12 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003 (Commission File No. 333-106225), and incorporated herein by reference.

10.21	Cooper Cameron Corporation Directors Deferred Compensation Plan, filed as Exhibit 10.7 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.22	Employment Agreement by and between Sheldon R. Erikson and Cooper Cameron Corporation, effective as of August 13, 1999, filed as Exhibit 10.16 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.23	Employment Agreement by and between Franklin Myers and Cooper Cameron Corporation, effective as of September 1, 1999, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.24	Form of Change in Control Agreement, effective November 11, 1999, by and between Cooper Cameron Corporation and Scott Amann, Jane Crowder Schmitt, William Lemmer and Robert Rajeski, filed as Exhibit 10.19 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.25	Form of Change in Control Agreement, effective July 12, 2000, by and between Cooper Cameron Corporation and Michael C. Jennings, filed as Exhibit 10.22 to the Annual Report on Form 10-K for 2000 of Cooper Cameron Corporation and incorporated herein by reference.

10.26	Form of Change in Control Agreement, effective October 10, 2002, by and between Cooper Cameron Corporation and Charles M. Sledge, filed as Exhibit 10.23 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

10.27*	Form of Change in Control Agreement, effective May 8, 2003, by and between Cooper Cameron Corporation and John Carne and Jack Moore.

10.28	Amended and Restated Management Incentive Compensation Plan of Cooper Cameron Corporation, incorporated herein by reference to the Cooper Cameron Corporation 2000 Proxy Statement for the Annual Meeting of Stockholders held on May 11, 2000.

10.29	Change in Control Policy of Cooper Cameron Corporation, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.30	Executive Severance Program of Cooper Cameron Corporation, approved July 20, 2000, filed as Exhibit 10.25 to the Annual Report on Form 10-K for 2000 of Cooper Cameron Corporation and incorporated herein by reference.

10.31*	Credit Agreement, dated as of December 12, 2003, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and Bank One, as agent.

10.32	Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Buffalo, New York Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57991), incorporated herein by reference.

10.33	Cooper Cameron Corporation Savings-Investment Plan for Hourly Employees, filed as Exhibit 4.7 to the Registration Statement on Form S-8 (Registration No. 333-77641), incorporated herein by reference.

10.34	Cooper Cameron Corporation Directors’ 2001 Deferred Compensation Plan dated February 7, 2001, filed as Exhibit 10.33 to the Annual Report on Form 10-K for 2001 of Cooper Cameron Corporation and incorporated herein by reference.

10.35	Form of Indemnification Agreement, effective February 20, 2003, by and between Cooper Cameron Corporation and Nathan M. Avery, C. Baker Cunningham, Sheldon R. Erikson, Lamar Norsworthy, Michael E. Patrick, David Ross and Bruce W. Wilkinson, filed as Exhibit 10.32 to the Annual Report on Form 10-K/A for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

10.36*	Form of Indemnification Agreement, effective February 20, 2003, by and between Cooper Cameron Corporation and Mr. Jeff Altamari, Mr. Steve P. Beatty, Mr. John Carne, Ms. Jane Crowder Schmitt, Mr. Hal Goldie, Mr. Michael C. Jennings, Mr. William C. Lemmer, Mr. Jack B. Moore, Mr. Franklin Myers, Mr. Robert Rajeski, Mr. Charles M. Sledge, and Mr. Rick Steans.

13.1	Portions of the 2003 Annual Report to Stockholders are included as an exhibit to this report and have been specifically incorporated by reference elsewhere herein.

21.1*	Subsidiaries of registrant.

23.1	Consent of Independent Auditors.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

*	Filed Previously

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2004.

COOPER CAMERON CORPORATION
Registrant

By:	/s/ CHARLES M. SLEDGE

(Charles M. Sledge)
Vice President and Corporate Controller
(Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 15th day of March, 2004, below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

* (Nathan M. Avery)	Director

* (C. Baker Cunningham)	Director

/s/ Sheldon R. Erikson (Sheldon R. Erikson)	Chairman, President and Chief Executive Officer (principal executive officer)

* (Lamar Norsworthy)	Director

* (Michael E. Patrick)	Director

* (David Ross III)	Director

* (Bruce W. Wilkinson)	Director

/s/ Franklin Myers (Franklin Myers)	Senior Vice President, Finance and Chief Financial Officer (principal financial officer)

*By:	/s/ William C. Lemmer William C. Lemmer Attorney-in-Fact

EXHIBIT INDEX

Exhibit		Sequential
Number	Description	Page No.
3.1	Amended and Restated Certificate of Incorporation of Cooper Cameron Corporation, dated June 30, 1995, filed as Exhibit 4.2 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Cooper Cameron Corporation, filed as Exhibit 4.3 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-57995), and incorporated herein by reference.

3.3	Second Amended and Restated Bylaws of Cooper Cameron Corporation, filed as Exhibit 3.3 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

4.1	Form of Rights Agreement, dated as of May 1, 1995, between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, filed as Exhibit 4.1 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

4.2	First Amendment to Rights Agreement between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, dated November 1, 1997, filed as Exhibit 4.2 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

4.3	Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 4, 1998 (Registration Statement No. 333-51705) incorporated herein by reference.

10.1	Cooper Cameron Corporation Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2003.

10.2	Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.6 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-46638), and incorporated herein by reference.

10.3	First Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.7 to the Registration Statement on Form S-8 filed with the SEC on May 29, 2001 (File No. 333-61820) and incorporated herein by reference.

10.4	Second Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.8 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082) and incorporated herein by reference.

10.5	Third Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.9 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082) and incorporated herein by reference.

10.6	Fourth Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 10.6 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

10.7	Cooper Cameron Corporation Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

10.8	Cooper Cameron Corporation Retirement Savings Plan, as Amended and Restated, effective April 1, 1996, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

10.9	Cooper Cameron Corporation Employee Stock Purchase Plan (Registration Statement No. 33-94948), incorporated herein by reference.

10.10	Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.11	First Amendment to Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, effective as of January 1, 1996, filed as Exhibit 10.7 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

Exhibit		Sequential
Number	Description	Page No.
10.12	Cooper Cameron Corporation 2003 Supplemental Excess Defined Contribution Plan, filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed with the SEC on June 18, 2003 of Cooper Cameron Corporation (Commission File No. 333-106225), and incorporated herein by reference.

10.13	First Amendment to Cooper Cameron Corporation 2003 Supplemental Excess Defined Contribution Plan, filed as Exhibit 4.14 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003, of Cooper Cameron Corporation (Commission File No. 333-106225), and incorporated herein by reference.

10.14	Cooper Cameron Corporation Compensation Deferral Plan (formerly the Cooper Cameron Corporation Management Incentive Compensation Deferral Plan), effective January 1, 1996, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.15	First Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective July 1, 1998, filed as Exhibit 10.12 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.16	Second Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective January 1, 1999, filed as Exhibit 10.13 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.17	Third Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective January 1, 2000, filed as Exhibit 10.14 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.18	Fourth Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, filed as Exhibit 4.10 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003 (Commission File No. 333-106225), and incorporated herein by reference.

10.19	Fifth Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, filed as Exhibit 4.11 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003 (Commission File No. 333-106225), and incorporated herein by reference.

10.20	Sixth Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, filed as Exhibit 4.12 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003 (Commission File No. 333-106225), and incorporated herein by reference.

10.21	Cooper Cameron Corporation Directors Deferred Compensation Plan, filed as Exhibit 10.7 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.22	Employment Agreement by and between Sheldon R. Erikson and Cooper Cameron Corporation, effective as of August 13, 1999, filed as Exhibit 10.16 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.23	Employment Agreement by and between Franklin Myers and Cooper Cameron Corporation, effective as of September 1, 1999, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.24	Form of Change in Control Agreement, effective November 11, 1999, by and between Cooper Cameron Corporation and Scott Amann, Jane Crowder Schmitt, William Lemmer and Robert Rajeski, filed as Exhibit 10.19 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.25	Form of Change in Control Agreement, effective July 12, 2000, by and between Cooper Cameron Corporation and Michael C. Jennings, filed as Exhibit 10.22 to the Annual Report on Form 10-K for 2000 of Cooper Cameron Corporation and incorporated herein by reference.

10.26	Form of Change in Control Agreement, effective October 10, 2002, by and between Cooper Cameron Corporation and Charles M. Sledge, filed as Exhibit 10.23 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

10.27*	Form of Change in Control Agreement, effective May 8, 2003, by and between Cooper Cameron Corporation and John Carne and Jack Moore.

10.28	Amended and Restated Management Incentive Compensation Plan of Cooper Cameron Corporation, incorporated herein by reference to the Cooper Cameron Corporation 2000 Proxy Statement for the Annual Meeting of Stockholders held on May 11, 2000.

10.29	Change in Control Policy of Cooper Cameron Corporation, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.30	Executive Severance Program of Cooper Cameron Corporation, approved July 20, 2000, filed as Exhibit 10.25 to the Annual Report on Form 10-K for 2000 of Cooper Cameron Corporation and incorporated herein by reference.

Exhibit		Sequential
Number	Description	Page No.
10.31*	Credit Agreement, dated as of December 12, 2003, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and Bank One, as agent.

10.32	Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Buffalo, New York Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57991), incorporated herein by reference.

10.33	Cooper Cameron Corporation Savings-Investment Plan for Hourly Employees, filed as Exhibit 4.7 to the Registration Statement on Form S-8 (Registration No. 333-77641), incorporated herein by reference.

10.34	Cooper Cameron Corporation Directors’ 2001 Deferred Compensation Plan dated February 7, 2001, filed as Exhibit 10.33 to the Annual Report on Form 10-K for 2001 of Cooper Cameron Corporation and incorporated herein by reference.

10.35	Form of Indemnification Agreement, effective February 20, 2003, by and between Cooper Cameron Corporation and Nathan M. Avery, C. Baker Cunningham, Sheldon R. Erikson, Lamar Norsworthy, Michael E. Patrick, David Ross and Bruce W. Wilkinson, filed as Exhibit 10.32 to the Annual Report on Form 10-K/A for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

10.36*	Form of Indemnification Agreement, effective February 20, 2003, by and between Cooper Cameron Corporation and Mr. Jeff Altamari, Mr. Steve P. Beatty, Mr. John Carne, Ms. Jane Crowder Schmitt, Mr. Hal Goldie, Mr. Michael C. Jennings, Mr. William C. Lemmer, Mr. Jack B. Moore, Mr. Franklin Myers, Mr. Robert Rajeski, Mr. Charles M. Sledge, and Mr. Rick Steans.

13.1	Portions of the 2003 Annual Report to Stockholders are included as an exhibit to this report and have been specifically incorporated by reference elsewhere herein.

21.1*	Subsidiaries of registrant.

23.1	Consent of Independent Auditors.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed Previously