Form 10-Q
period 2004-03-31
COOPER CAMERON CORP
filed 2004-04-30
CIK 941548

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Number of shares outstanding of issuer’s common stock as of April 26, 2004 was 53,718,441.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COOPER CAMERON CORPORATION
CONSOLIDATED RESULTS OF OPERATIONS
(dollars and shares in millions, except per share data)

	Three Months Ended
	March 31,
	2004	2003
	(unaudited)
REVENUES	$462.5	$361.1

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization)	345.7	257.1
Selling and administrative expenses	70.9	71.6
Depreciation and amortization	20.5	20.4
Interest income	(1.3)	(1.4)
Interest expense	2.4	2.0

Total costs and expenses.	438.2	349.7

Income before income taxes	24.3	11.4
Income tax provision	(7.0)	(3.0)

Net income	$17.3	$8.4

Earnings per share:
Basic	$0.32	$0.15

Diluted	$0.31	$0.15

Shares used in computing earnings per common share:
Basic	53.8	54.6

Diluted	59.0	55.4

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except shares and per share data)

	March 31,	Dec. 31,
	2004	2003
	(unaudited)
ASSETS
Cash and cash equivalents	$411.1	$292.1
Short-term investments	5.0	22.0
Receivables, net	337.2	316.2
Inventories, net	488.2	473.2
Other	85.3	44.2

Total current assets	1,326.8	1,147.7

Plant and equipment, net	463.5	471.3
Goodwill, net	391.3	316.1
Other assets	223.6	205.6

TOTAL ASSETS	$2,405.2	$2,140.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$270.4	$265.0
Accounts payable and accrued liabilities	448.3	397.3
Accrued income taxes	14.3	17.6

Total current liabilities	733.0	679.9

Long-term debt	403.0	204.1
Postretirement benefits other than pensions	43.3	43.4
Deferred income taxes	49.9	46.1
Other long-term liabilities	31.0	30.5

Total liabilities	1,260.2	1,004.0

Stockholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized, 54,933,658 shares issued at March 31, 2004 and December 31, 2003	0.5	0.5
Capital in excess of par value	956.4	957.9
Retained earnings	194.9	177.6
Accumulated other elements of comprehensive income	51.7	55.3
Less: Treasury stock, 1,239,814 shares at March 31, 2004 (1,130,600 shares at December 31, 2003)	(58.5)	(54.6)

Total stockholders’ equity	1,145.0	1,136.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,405.2	$2,140.7

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended
	March 31,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income	$17.3	$8.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17.2	16.9
Amortization (primarily capitalized software)	3.3	3.5
Deferred income taxes and other	(3.5)	(2.9)
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	2.8	(25.0)
Inventories	(15.1)	(12.3)
Accounts payable and accrued liabilities	(22.1)	55.7
Other assets and liabilities, net	5.1	(4.6)

Net cash provided by operating activities	5.0	39.7

Cash flows from investing activities:
Capital expenditures	(9.9)	(15.9)
Acquisitions, net of cash acquired	(85.4)	—
Sales of short-term investments	31.5	25.2
Purchases of short-term investments	(14.5)	(27.8)
Other	1.5	0.9

Net cash used for investing activities	(76.8)	(17.6)

Cash flows from financing activities:
Loan borrowings (repayments), net	(0.1)	0.3
Issuance of long-term senior debt	199.9	—
Debt issuance costs	(0.9)	—
Purchase of treasury stock	(10.9)	—
Activity under stock option plans and other	3.9	(0.1)

Net cash provided by financing activities.	191.9	0.2

Effect of translation on cash	(1.1)	(2.2)

Increase in cash and cash equivalents	119.0	20.1

Cash and cash equivalents, beginning of period	292.1	273.8

Cash and cash equivalents, end of period	$411.1	$293.9

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1 — Basis of Presentation

     The accompanying Unaudited Consolidated Financial Statements of Cooper Cameron Corporation (the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial information for the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto filed by the Company on Form 10-K/A for the year ended December 31, 2003.

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

	Three Months Ended
(dollars in millions, except per share data)	March 31,
	2004	2003

Net income, as reported	$17.3	$8.4
Less total stock-based employee compensation expense determined under the fair value method of all awards, net of tax	(4.4)	(5.0)

Pro forma net income	$12.9	$3.4

Earnings per share:
Basic — as reported	$0.32	$0.15

Basic — pro forma	$0.24	$0.06

Diluted — as reported	$0.31	$0.15

Diluted — pro forma	$0.24	$0.06

Note 2 — Plant Closing, Business Realignment and Other Related Costs

     During the first quarter of 2004, the Company’s selling and administrative expenses included severance costs totaling $3.4 million primarily related to an involuntary workforce reduction program at the Cameron division. During the first quarter of 2003, the Company’s selling and administrative expenses included $5.5 million of plant closing, business realignment and other related costs. This amount was comprised of (i) $3.0 million of costs for employee severance, relocation and plant closure activities incurred by Cooper Compression in connection with the decision announced in the fourth quarter of 2002 to close 13 facilities in the gas compression business, (ii) $1.0 million related to the Company’s international tax restructuring activities which were begun in 2002 and (iii) $1.5 million related to a litigation award associated with the use of certain intellectual property obtained in connection with a previous acquisition.

Note 3 — Employee Benefit Plans

     Total net benefit expense associated with the Company’s defined benefit pension and postretirement benefit plans consisted of the following for the three months ended March 31, 2004 and 2003:

	Pension Benefits		Postretirement Benefits
(dollars in millions)	2004	2003	2004	2003

Service cost	$1.8	$1.6	$—	$—
Interest cost	5.0	5.0	0.7	0.3
Expected return on plan assets	(6.4)	(5.9)	—	—
Amortization of prior service cost	(0.1)	(0.1)	—	—
Amortization of losses and other	2.0	1.8	0.2	—

Total net benefit expense.	$2.3	$2.4	$0.9	$0.3

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted by the U.S. government on December 8, 2003. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As provided by Financial Staff Position No. FAS 106-1, issued by the Financial Accounting Standards Board, the Company has elected to defer recognizing the effects of the Act in the accounting for the accumulated postretirement benefit obligations and net postretirement benefit costs of its retiree health care benefit plans until authoritative guidance on the accounting for the federal subsidy is issued or until certain other events occur, if required, for the Company to benefit from the new legislation. Such guidance or events could change previously reported information.

Note 4 — Acquisitions

     On February 27, 2004, the Company acquired one hundred percent of the outstanding stock of Petreco International Inc., a Houston-based supplier of oil and gas separation products for approximately $90.0 million, net of cash acquired and debt assumed. Petreco provides highly engineered, custom processing products to the oil and gas industry worldwide and provides the Company with additional product offerings which are complementary to its existing products. Petreco’s unaudited revenues and pre-tax income for 2003 were approximately $117.0 million and $12.0 million, respectively. Petreco’s results are included in the Company’s consolidated financial statements for the period subsequent to the acquisition date.

     A preliminary purchase price allocation for the Petreco acquisition resulted in goodwill of approximately $75.1 million at March 31, 2004. The purchase price allocation is subject to adjustment as the Company is awaiting additional information relating to the fair value of Petreco’s assets and liabilities.

Note 5 — Segments

	Three Months Ended
	March 31,
	2004	2003
	(dollars in millions)
Revenues:
Cameron	$310.5	$227.3
Cooper Cameron Valves (“CCV”).	77.2	71.9
Cooper Compression	74.8	61.9

	$462.5	$361.1

Income (loss) before taxes:
Cameron	$18.9	$15.9
CCV	8.7	8.7
Cooper Compression	3.6	(5.3)
Corporate & other	(6.9)	(7.9)

	$24.3	$11.4

     Petreco’s results of operations subsequent to the acquisition date are included within the Cameron division since Petreco’s results are immaterial to both Cameron and the Company. Corporate & other includes expenses associated with the Company’s Corporate office in Houston, Texas as well as all of the Company’s interest income and interest expense.

Note 6 — Certain Balance Sheet Components

     Inventories consisted of the following:

	March 31,	Dec. 31,
	2004	2003
	(dollars in millions)
Raw materials	$39.4	$38.8
Work-in-process	156.6	142.3
Finished goods, including parts and subassemblies	363.7	360.1
Other	2.2	2.2

	561.9	543.4

Excess of current standard costs over LIFO costs	(33.8)	(32.9)
Allowances	(39.9)	(37.3)

	$488.2	$473.2

     Plant and equipment consisted of the following:

	March 31,	Dec. 31,
	2004	2003
	(dollars in millions)
Plant and equipment, at cost	$1,095.2	$1,098.2
Accumulated depreciation	(631.7)	(626.9)

	$463.5	$471.3

     Net goodwill consisted of the following:

	March 31,	Dec. 31,
	2004	2003
	(dollars in millions)
Goodwill, gross	$604.4	$528.4
Accumulated amortization	(213.1)	(212.3)

	$391.3	$316.1

     Accounts payable and accrued liabilities consisted of the following:

	March 31,	Dec. 31,
	2004	2003
	(dollars in millions)
Accounts payable, including progress payments and cash advances	$289.1	$244.4
Accrued liabilities	159.2	152.9

	$448.3	$397.3

Note 7 — Refinancing Activities

     During the first quarter of 2004, the Company began implementing a plan to retire its outstanding twenty-year zero coupon convertible debentures (the “Zero-Coupon Convertible Debentures”) and the $200.0 million 1.75% convertible debentures (the “1.75% Convertible Debentures”). This plan consisted of the following:

•	The issuance on March 15, 2004 of $200.0 million of fixed rate senior notes due April 15, 2007 (the “Senior Notes”). The Senior Notes carry a coupon rate of 2.65% payable semi-annually on April 15 and October 15 and were priced at a discount to yield 2.673%. Net proceeds to the Company totaled approximately $199.0 million.

The Company may redeem some or all of the Senior Notes at any time and from time to time before their maturity date at its option at a make-whole redemption price, together with accrued and unpaid interest, if any, to the redemption date. The Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with the Company’s existing and future senior unsecured debt. The Senior Notes contain certain customary covenants; however, the Senior Notes do not contain any financial covenants.

The proceeds of the Senior Notes, along with available cash balances and amounts available under the Company’s existing $200.0 million revolving credit facility, if needed, are expected to be utilized to repurchase all or a portion of the Zero-Coupon Convertible Debentures, the holders of which have the right to require the Company to repurchase the debentures on May 17, 2004. The repurchase price of such debentures would be approximately $259.5 million.

•	On April 6, 2004, the Company filed a Schedule TO with the Securities and Exchange Commission to commence a cash tender offer, at par, to purchase any and all of the outstanding 1.75% Convertible Debentures. The purpose of the tender offer is to acquire all of these debentures as a step in refinancing the indebtedness represented thereby. The Company will deliver any debentures that are purchased in the tender offer to a Trustee, for cancellation, and those debentures will cease to be outstanding. The tender offer is subject to a number of conditions including the Company’s ability to generate financing sufficient to pay the purchase price for all validly tendered debentures. The Company intends to obtain the funds necessary to pay the purchase price through the public or private sale of the Company’s debt or convertible debt securities. The Company also entered into an additional $200.0 million 364-day credit facility on April 21, 2004 that can only be used to provide additional liquidity should the tender offer be successful and the debt capital markets not be available to the Company at acceptable terms.

The tender offer is scheduled to expire at 9:00 a.m., New York City time, on May 5, 2004, unless extended or earlier terminated by the Company. The tender offer is not subject to the receipt of any minimum amount of tenders.

Should the Zero-Coupon Convertible Debentures and the 1.75% Convertible Debentures be retired as discussed above, the Company would be required to write off the unamortized portion of the debt issuance costs associated with these debentures, which amounted to $7.2 million in the aggregate at March 31, 2004.

Note 8 — Comprehensive Income

     The amounts of comprehensive income for the three months ended March 31, 2004 and 2003 were as follows:

	Three Months Ended
	March 31,
	2004	2003
	(dollars in millions)
Net income per Consolidated Results of Operations	$17.3	$8.4
Foreign currency translation gain (loss)[1]	(3.6)	0.8
Change in fair value of short-term investments, net of tax	—	(0.1)

Comprehensive income	$13.7	$9.1

[1] The significant changes in the “Foreign currency translation gain (loss)” relate primarily to the Company’s operations in the United Kingdom, France, Canada, Ireland and Venezuela.

     The components of accumulated other elements of comprehensive income at March 31, 2004 and December 31, 2003 were as follows:

	March 31,	Dec. 31,
	2004	2003
	(dollars in millions)
Amounts comprising accumulated other elements of comprehensive income:
Accumulated foreign currency translation gain	$52.6	56.2
Accumulated adjustments to record minimum pension liabilities, net of tax	(0.9)	(0.9)

Accumulated other elements of comprehensive income	$51.7	$55.3

Note 9 — Earnings Per Share

     The calculation of diluted shares outstanding is as follows:

	Three Months Ended
	March 31,
	2004	2003
	(in millions)
Basic shares	53.8	54.6
Impact of employee stock options.	0.5	0.8
Impact of convertible debentures.	4.7	—

Diluted shares	59.0	55.4

     During the three months ended March 31, 2004, the number of basic and diluted shares outstanding were impacted by the acquisition of 251,900 shares of treasury stock at an average price of $43.41 per share and the issuance of 142,686 shares of treasury stock in satisfaction of employee stock option exercises.

     The calculation of net income used in computing diluted earnings per common share is as follows:

	Three Months Ended
	March 31,
	2004	2003
	(dollars in millions)
Net income	$17.3	$8.4
After-tax interest on convertible debentures	1.2	—

	$18.5	$8.4

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

     Because the information herein is based solely on data currently available, it is subject to change as a result of changes in conditions over some of which the Company has no control or influence, and should not therefore be viewed as assurance regarding the Company’s future performance. Additionally, the Company is not obligated to make a public announcement of such changes unless required under applicable disclosure rules and regulations.

FIRST QUARTER 2004 COMPARED TO FIRST QUARTER 2003

     Cooper Cameron Corporation had net income of $17.3 million, or $0.31 per share on a diluted basis, for the first quarter of 2004 compared to $8.4 million, or $0.15 per share on a diluted basis, for the first quarter 2003. The results for the first quarter of 2004 and 2003 included pre-tax charges of $3.4 million and $5.5 million, respectively, ($2.5 million and $4.1 million after-tax, respectively). The charges recorded in the first quarter of 2004 represented severance costs primarily related to an involuntary workforce reduction program at the Cameron division. The charges recorded in the first quarter of 2003 consisted primarily of costs related to (i) facility closing activities in the Cooper Compression division, (ii) the Company’s international tax restructuring activities and (iii) a litigation award associated with the use of certain intellectual property obtained in connection with a previous acquisition.

REVENUES

     Revenues for the first quarter of 2004 totaled $462.5 million, an increase of 28.1% from $361.1 million for the first quarter of 2003. All divisions experienced revenue gains, with increased subsea deliveries in Cameron accounting for the majority of the increase in revenues.

     Revenues for the first quarter of 2004 for Cameron totaled $310.5 million, an increase of 36.6% from $227.3 million for the first quarter of 2003. Movement in foreign currencies and the acquisition of Petreco caused a $14.4 million and $11.3 million increase, respectively, in revenues. Revenues in the subsea market increased 97.3%, revenues in the surface market increased 4.0% and revenues in the drilling market increased 16.4%. The increase in subsea revenues was attributable to deliveries associated with the large subsea orders received during 2002, primarily related to projects located offshore Africa and eastern Canada. The increase in surface revenues was primarily the result of increases in Mexico and Canada. The increase in drilling revenues was primarily attributable to large project shipments in the Asia Pacific/Middle East region.

     Revenues for the first quarter of 2004 for CCV totaled $77.2 million, an increase of 7.4% from $71.9 million for the first quarter of 2003. Sales in the distributor product line increased 8.3% primarily as a result of movement in foreign currencies. Sales in the engineered product line increased 12.1% which primarily reflects increased shipments in the Orbit product line attributable to large project awards during the latter part of 2003 as well as movements in foreign currencies.

     Revenues for the first quarter of 2004 for Cooper Compression totaled $74.8 million, an increase of 20.8% from $61.9 million for the first quarter of 2003. Aftermarket and new unit sales in the gas compression market increased approximately 6.7% and 177.3%, respectively. The increase in aftermarket sales was primarily driven by increased overhaul work and higher international shipments of parts. The increase in new units sales was primarily driven by increased foreign sales, particularly Mexico. In the air compression portion of Cooper Compression’s business, new unit sales increased 14.0% and aftermarket sales increased 36.9%. Both of these increases were driven by increased demand from the Far East.

COSTS AND EXPENSES

     Gross margin (exclusive of depreciation and amortization) for the first quarter of 2004 was $116.8 million as compared to $104.0 million for the first quarter of 2003, an increase of 12.3%. Gross margin as a percentage of revenues for the first quarter of 2004 decreased to 25.2% from 28.8% for the first quarter of 2003.

     Cameron’s gross margin percentage decreased to 22.8% in the first quarter of 2004 from 27.9% in the first quarter of 2003. This decrease is primarily attributable to: (i) shipment of lower margin large project work in the drilling product line, which decreased the overall gross margin percentage by 1.1%, (ii) increased liquidated damage reserves and warranty and other related costs in the subsea product line which decreased the overall gross margin percentage by 2.3% and (iii) increased subsea project shipments, which decreased the overall gross margin percentage by approximately 1.7%. These decreases were partially offset by increased royalty income which increased the overall gross margin percentage by approximately 0.6%.

     CCV’s gross margin percentage decreased to 30.1% for the first quarter of 2004 from 31.3% in the first quarter of 2003 due primarily to increased write-off of slow moving inventory which decreased the overall gross margin percentage by 1.9% partially offset by increased margins in the distribution and pipeline ball valve markets.

     Cooper Compression’s gross margin percentage increased to 30.4% in the first quarter of 2004 from 29.2% in the first quarter of 2003, due primarily to (i) increased pricing (principally on international orders in the air compression business) which increased the overall gross margin percentage by 0.6%, (ii) manufacturing efficiencies which increased the overall gross margin percentage by 0.5% and (iii) the spreading of relatively fixed overhead over a larger revenue base which increased the overall gross margin percentage by 5.3%. These increases were partially offset by the favorable impact of the liquidation of certain low-cost LIFO layers in 2003 which increased 2003’s overall gross margin percentage by 5.8%

     Depreciation and amortization expense for the first quarter of 2004 was $20.5 million, an increase of $0.1 million from $20.4 million for the first quarter of 2003. No significant changes occurred in depreciation and amortization expense.

     Selling and administrative expenses for the first quarter of 2004 were $70.9 million, a decrease of $0.7 million from $71.6 million for the first quarter of 2003. The decline in selling and administrative expenses is primarily attributable to a $2.1 million reduction in plant closing, business realignment and other related costs. This decrease was partially offset by the impact of a weaker U.S. dollar against most European currencies and the Canadian dollar which caused a $2.0 million increase in selling and administrative expense. Included in selling and administrative expenses for the first quarter of 2004 was $3.4 million of severance costs primarily related to an involuntary workforce reduction program at the Cameron division. Included in selling and administrative expenses for the first quarter of 2003 was $5.5 million of plant closing, business realignment and other related costs related to (i) facility closing activities in the Cooper Compression division, (ii) the Company’s international tax restructuring activities and (iii) a litigation award associated with the use of certain intellectual property obtained in connection with a previous acquisition.

     Interest income for the first quarter of 2004 was $1.3 million as compared to $1.4 million for the first quarter of 2003. Interest expense for the first quarter of 2004 was $2.4 million as compared to $2.0 million for the first quarter of 2003. The increase in interest expense primarily results from the issuance of the Senior Notes.

     The income tax provision for the first quarter of 2004 was $7.0 million as compared to $3.0 million for the first quarter of 2003. The estimated effective tax rate for the first quarter of 2004 was 29.0% as compared to 26.0% in the first quarter of 2003. The increase in the estimated effective tax rate for the first quarter of 2004 primarily reflects a shift in 2004 earnings to higher tax rate jurisdictions as compared to 2003.

ORDERS & BACKLOG

     Orders were as follows:

	Three months ended
	March 31,
			Increase
	2004	2003	(Decrease)
	(dollars in millions)
Cameron	$232.6	$354.3	$(121.7)
CCV	89.5	78.4	11.1
Cooper Compression	98.2	80.6	17.6

	$420.3	$513.3	$(93.0)

     Orders for the first quarter of 2004 were $420.3 million, a decrease of 18.1% from $513.3 million for the first quarter of 2003. Cameron’s orders for the first quarter of 2004 were $232.6 million, a decrease of 34.3% from $354.3 million for the first quarter of 2003. A 69.9% and 20.2% decrease in subsea and drilling orders, respectively, was partially offset by a 6.3% increase in surface orders. The decline in subsea and drilling orders resulted from the lack of large project awards during the first quarter of 2004. In particular, the first quarter of 2003 included a large subsea order for a project offshore West Africa and a large order for a subsea blow-out preventer system. Also contributing to the first quarter of 2004 was $7.7 million in orders for Petreco.

     CCV’s orders for the first quarter of 2004 were $89.5 million, an increase of 14.2% from $78.4 million for the first quarter of 2003. Movement in foreign currencies accounted for $3.6 million of the increase. The remaining increase in orders was due primarily to a 22.7% increase in the engineered product line which resulted from the award of several large pipeline projects.

     Cooper Compression’s orders for the first quarter of 2004 were $98.2 million, an increase of 21.8% from $80.6 million in the first quarter of 2003. The increase in orders was primarily attributable to a 33.2% increase in new unit orders for the air compression market, primarily driven by orders from the Asian market. Aftermarket orders increased 12.5% for the gas compression market and 47.9% for the air compression market. The increase in orders for the gas compression market was due primarily to bulk orders received from international customers. The increase in orders for the air compression market was driven by the increase in new unit orders.

Backlog was as follows (in millions):

	March 31,	Dec. 31,
	2004	2003	Increase
	(dollars in millions)
Cameron	$811.9	$771.8	$40.1
CCV	82.9	72.4	10.5
Cooper Compression	124.2	102.4	21.8

	$1,019.0	$946.6	$72.4

     Cameron’s backlog at March 31, 2004 includes $107.0 million related to the Petreco acquisition.

Liquidity and Capital Resources

     The Company’s combined cash and short-term investment balances increased to $416.1 million at March 31, 2004 from $314.1 million at December 31, 2003, due primarily to $199.0 million of proceeds received from the issuance of the Senior Notes partially offset by the acquisition of Petreco which consumed $85.4 million, net of cash acquired.

     During the first quarter of 2004, the Company’s operating activities generated $5.0 million of cash as compared to $39.7 million in the first quarter of 2003. Cash flow from operations during the first quarter of 2004 was comprised primarily of net income of $17.3 million, adjusted for depreciation and amortization of $20.5 million, and $29.3 million of working capital increases. The most significant increase in working capital was a $22.1 million decrease in accounts payable and accrued liabilities, primarily as a result of the consummation of progress payments and cash advances on subsea projects. Inventory increased $15.1 million as each division built inventory in response to the increased activity levels.

     During the first quarter of 2004, the Company’s investing activities consumed $76.8 million of cash as compared to $17.6 million in the first quarter of 2003. The most significant component of cash flow from investing activities for the first quarter of 2004 was the acquisition of Petreco which consumed $85.4 million, net of cash acquired.

     During the first quarter of 2004, the Company’s financing activities provided $191.9 million of cash, as compared to $0.2 million of cash in the first quarter of 2003. Cash flow from financing activities for the first quarter of 2004 reflects the issuance of the Senior Notes, the net proceeds of which was $199.0 million, and the repurchase of 251,900 shares of its stock at an average price of $43.41 per share ($10.9 million in the aggregate).

     The Company currently expects to fund expenditures for capital requirements (estimated to be approximately $70 million for 2004), as well as general liquidity needs, from available cash balances, cash generated from operating activities and amounts available under its existing Credit Agreement.

     The Company is attempting to dispose of certain specialized fixed assets with a net book value of $2.5 million at March 31, 2004. If the Company is unable to ultimately dispose of these assets at the recorded value, a write-down will be required.

     The Company has two series of convertible debentures outstanding. The first series consists of the Zero-Coupon Convertible Debentures with an aggregate principal amount at maturity of approximately $320.8 million. The holders of these debentures have the right to require the Company to repurchase the debentures on May 17, 2004 at an aggregate price of approximately $259.5 million. Accordingly, this obligation has been classified as a current liability as of March 31, 2004 in the Company’s consolidated balance sheet. The holders of the

1.75% Convertible Debentures cannot require the Company to repurchase the debentures until May 2006.

     During the first quarter of 2004, the Company began implementing a plan to retire both the Zero-Coupon Debentures and the 1.75% Convertible Debentures. This plan consisted of the following:

•	The issuance on March 15, 2004 of $200.0 million of fixed rate senior notes due April 15, 2007 (the “Senior Notes”). The Senior Notes carry a coupon rate of 2.65% payable semi-annually on April 15 and October 15 and were priced at a discount to yield 2.673%. Net proceeds to the Company totaled approximately $199.0 million.

The Company may redeem some or all of the Senior Notes at any time and from time to time before their maturity date at its option at a make-whole redemption price, together with accrued and unpaid interest, if any, to the redemption date. The Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with the Company’s existing and future senior unsecured debt. The Senior Notes contain certain customary covenants; however, the Senior Notes do not contain any financial covenants.

The proceeds of the Senior Notes, along with available cash balances and amounts available under the Company’s $200.0 million revolving credit facility, if needed, are expected to be utilized to repurchase the Zero-Coupon Convertible Debentures, the holders of which have the right to require the Company to repurchase the debentures on May 17, 2004.

•	On April 6, 2004, the Company filed a Schedule TO with the Securities and Exchange Commission to commence a cash tender offer, at par, to purchase any and all of the outstanding 1.75% Convertible Debentures. The purpose of the tender offer is to acquire all of these debentures as a step in the refinancing the indebtedness represented thereby. The Company will deliver any debentures that are purchased in the tender offer to a Trustee, for cancellation, and those debentures will cease to be outstanding. The tender offer is subject to a number of conditions including the Company’s ability to generate financing sufficient to pay the purchase price for all validly tendered debentures. The Company intends to obtain the funds necessary to pay the purchase price through the public or private sale of the Company’s debt or convertible debt securities. The Company also entered into an additional $200.0 million 364-day credit facility on April 21, 2004 that can only be used to provide additional liquidity should the tender offer be successful and the debt capital markets not be available to the Company at acceptable terms.

The tender offer is scheduled to expire at 9:00 a.m., New York City time, on May 5, 2004, unless extended or earlier terminated by the Company. The tender offer is not subject to the receipt of any minimum amount of tenders.

Should the Zero-Coupon Convertible Debentures and the 1.75% Convertible Debentures be retired as discussed above, the Company would be required to write off the unamortized debt issue costs associated with these debentures which amounted to $7.2 million in the aggregate at March 31, 2004.

Factors That May Affect Financial Condition and Future Results

Changes in the U.S. rig count have historically impacted the Company’s orders.

     Historically, the Company’s surface and distributor valve businesses in the U.S. market have tracked changes in the U.S. rig count. However, this correlation did not exist in 2003. The average U.S. rig count increased approximately 24% during the year while the Company’s U.S. surface and U.S. distributor valve orders were essentially flat. The Company believes its surface and distributor valve businesses were negatively impacted by the lack of drilling activity in the Gulf of Mexico, fewer completions of onshore high-temperature/high-pressure wells and a lower level of infrastructure development in the U.S. Such activity typically generates higher orders for the Company as compared to onshore shallow well activity.

Execution of subsea systems projects exposes the Company to risks not present in its surface business.

     The Company continues to expand into the subsea systems market. This market is significantly different from the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and in some cases, new technology. These projects accounted for 10.8%, 4.3% and 0.6% of total revenues in 2003, 2002 and 2001, respectively. These risks can lead to, among other things, shipment delays or unexpected costs. For example, during the fourth quarter of 2003, the Company experienced numerous shipment delays on its subsea systems contracts. Accordingly, the Company was unable to recognize revenue in 2003 on the delayed shipments, which had an aggregate sales value of approximately $30 million. Additionally, the Company incurred approximately $10.8 million of incremental costs related to these subsea contracts, which was reflected as cost of sales in the fourth quarter of 2003. The Company has an $8.9 million liability reflected in its March 31, 2004 balance sheet for estimated liquidated damages that could be assessed by Cameron’s customers as a result of various delays experienced on the projects. To the extent the Company continues to experience difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted. As of March 31, 2004, the Company had a subsea systems project backlog of approximately $300.4 million.

Fluctuations in worldwide currency markets can impact the Company’s profitability.

     The Company has established multiple “Centers of Excellence” facilities for manufacturing such products as subsea trees, subsea chokes, subsea production controls and BOPs. These production facilities are located in the United Kingdom and other European and Asian countries. To the extent the Company sells these products in U.S. dollars, the Company’s profitability is eroded when the U.S. dollar weakens against the British pound, the Euro and certain Asian currencies, including the Singapore dollar. This occurred throughout 2003. The Company estimates that its gross profit, as a percentage of revenue, was negatively impacted by 0.4% during 2003 as a result of a weakening U.S. dollar. To the extent the U.S. dollar continues to weaken, future profitability could be negatively impacted.

Increases in the cost of metals used in the Company’s manufacturing processes could negatively impact the Company’s profitability.

     During the latter part of 2003, commodity prices for items such as nickel, molybdenum and heavy metal scrap that are used to make the steel alloys required for the Company’s products began to increase significantly. Certain of the Company’s suppliers have passed these increases on to the Company. If the Company is not successful in raising its prices on products that are manufactured from these metals, future profitability will be negatively impacted.

Cooper Compression’s aftermarket revenues associated with legacy equipment are declining.

     Approximately 39% of Cooper Compression’s revenues come from the sale of replacement parts for equipment that the Company no longer manufactures. Many of these units have been in service for long periods of time, and are gradually being replaced. As this installed base of legacy equipment declines, the Company’s potential market for parts orders is also reduced. In recent years, the Company’s revenues from replacement parts associated with legacy equipment have declined nominally.

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

     The Company has manufacturing and service operations that are essential parts of its business located in developing countries and economically and politically volatile areas in Africa, Latin America, the Middle East and the Asia-Pacific region. Additionally, the Company purchases a large portion of its raw materials and components from a relatively small number of foreign suppliers in countries such as India, South Korea, Taiwan and China. The risks of international business that the Company is exposed to include the following:

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

     The Company accounts for its defined benefit pension plans in accordance with FAS 87, which requires that amounts recognized in the financial statements be determined on an actuarial basis. A significant element in determining the Company’s pension income or expense in accordance with FAS 87 is the expected return on plan assets. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which results in an estimated return on plan assets that is included in current year pension income or expense. The difference between this expected return and the actual return on plan assets is deferred and amortized against future pension income or expense. Due to the weakness in the overall equity markets from 2000 through 2002, the plan assets earned a rate of return substantially less than the assumed long-term rate of return during this period. As a result, expense associated with the Company’s pension plans has increased significantly from the level recognized historically.

     Additionally, FAS 87 requires the recognition of a minimum pension liability to the extent the assets of the plans are below the accumulated benefit obligation of the plans. In order to avoid recognizing this minimum pension liability, the Company contributed approximately $18.7 million to its pension plans during 2003 and $27.1 million in 2002. If the Company’s pension assets perform poorly in the future, the Company may be required to recognize a minimum pension liability in the future or fund additional amounts to the pension plans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of March 31, 2004, the Company had $5.0 million of short-term investments consisting of a municipal development authority pollution control revenue bond. Changes in the financial markets, including interest rates, as well as the performance of the issuing companies can affect the market value of the Company’s short-term investments.

Item 4. Controls and Procedures

     As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s Disclosure Committee of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Disclosure Committee has presented its conclusion on the aforementioned controls to the Company’s chief executive officer and chief financial officer. Based on the evaluation performed by the Disclosure Committee, the Company’s senior management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective.

PART II — OTHER INFORMATION

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

     The cost of environmental remediation and compliance has not been a material expense for the Company during any of the periods presented in this Form 10-Q. Cooper Cameron has been identified as a potentially responsible party (“PRP”) with respect to three sites designated for cleanup under CERCLA or similar state laws. The Company’s involvement at two of the sites is believed to be at a de minimis level. The third site is Osborne, Pennsylvania (a landfill into which the Cooper Compression operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. The Company believes, based on its review and other factors, that the estimated costs related to these sites will not have a material adverse effect on the Company’s results of operations, financial condition or liquidity. Additionally, the Company has discontinued operations at a number of other sites which had previously been in existence for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. As of March 31, 2004, the Company’s consolidated financial statements included a liability balance of $9.5 million for environmental matters.

     Cooper Cameron is a named defendant in three lawsuits regarding contaminated underground water in a residential area adjacent to a former manufacturing site of one of its predecessors. In Valice v. Cooper Cameron Corporation (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), the plaintiffs claim that the contaminated underground water has reduced property values and threatens the health of the area residents and request class action status which, to date, has not been granted. The plaintiffs seek an analysis of the contamination, reclamation, and recovery of actual damages for the loss of property value. In Oxman vs. Meador, Marks, Heritage Texas Properties, and Cooper Cameron Corporation (80th Jud. Dist. Ct., Harris County, filed February 7, 2003), and Kramer v. Cooper Cameron, (190th Judicial District, Harris County, filed May 29, 2003), the plaintiffs purchased property in the area and allege a failure by the defendants to disclose the presence of contamination and seek to recover unspecified monetary damages. The Company has been and is currently working with the Texas Commission of Environmental Quality and continues to monitor the underground water in the area. The Company is of the opinion that there is no risk to area residents and that the lawsuits essentially reflect concerns over possible declines in property value. In an effort to mitigate homeowners’ concerns and reduce potential exposure from any such decline in property values, the Company has entered into 21 agreements with residents that obligate the Company to either reimburse the residents should they sell their properties for the estimated decline in value due to a potential buyer’s concerns related to the contamination or to purchase the property after an agreed marketing period. To date, the Company has 2 properties of the 21 which it has purchased for an aggregate price of $5.9 million that remain unsold, with current appraised values of $5.4 million. The Company has recognized expenses of $2.0 million related to the 21 agreements. Thirteen of these agreements remain outstanding with respect to properties with an aggregate appraisal value of $23.8 million. The Company believes any potential liability in excess of insurance proceeds from these agreements, or, any potential exposure from these, or similar, suits should not have a material adverse effect on its results of operations, financial condition or liquidity.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The Company’s Board of Directors, in a series of resolutions beginning November 7, 1996 and extending through November 13, 2003, have authorized management to purchase up to 10,000,000 shares, subject to adjustment, of the Company’s Common Stock in order to satisfy the Company’s obligations under employee stock option plans, the employee stock purchase plan, the retirement savings plan and any other stock related employee plan.

     The number of shares authorized for purchase may be increased by the number of shares of Common Stock issued by the Company, whether from treasury shares or authorized but unissued shares, pursuant to the exercise of stock options under certain of the Company’s stock option plans as well as shares issued pursuant to the Employee Stock Purchase Plan.

     Purchases pursuant to this authority may be made by way of open market purchases, directly or indirectly, for the Company’s own account or through commercial banks or financial institutions and by the use of derivatives such as a sale or put on the Company’s Common Stock or by forward or economically equivalent transactions.

     Shares of Common stock purchased and placed in treasury during the three months ended March 31, 2004 under the Board’s authorization program described above are as follows:

			Total number	Maximum
			of shares	number of
			purchased as	shares that may
			part of the	yet be
	Total number		publicly	purchased
	of shares	Average price	announced	under the
Period	purchased (a)	paid per share	program	program
1/1/04 - 1/31/04	20,000	$40.99	6,611,900	9,296,253
2/1/04 - 2/29/04	61,900	$41.52	6,673,800	9,242,853
3/1/04 - 3/31/04	170,000	$44.39	6,843,800	9,079,454

Total	251,900	$43.41	6,843,800	9,079,454

(a) All share purchases during the first quarter of 2004 were done through open market transactions.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

(a)	Information Not Previously Reported in a Report on Form 8-K

None

(b)	Material Changes to the Procedures by Which Security Holders May Recommend Board Nominees

There have been no material changes to the procedures enumerated in the Company’s definitive proxy statement filed on Schedule 14A with the Securities and Exchange Commission on March 24, 2003 with respect to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 10.1 -
364 Day Credit Agreement, dated as of April 21, 2004, among Cooper Cameron Corporation and certain lenders, including Citicorp North America, Inc., as Administrative Agent, filed as an exhibit to Schedule TO, Tender Offer Statement, Amendment No. 2, filed with the Securities and Exchange Commission on April 22, 2004 (File No. 005-44353), and incorporated herein by reference.

Exhibit 31.1 -
Certification, dated April 30, 2004, of the principal executive officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -
Certification, dated April 30, 2004, of the principal financial officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 -
Certification, dated April 30, 2004, of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

The Company filed a Form 8-K dated January 28, 2004, incorporating therein, as an exhibit, a press release dated January 28, 2004, announcing the Company’s earnings for the three months ended December 31, 2003.

The Company filed a Form 8-K dated March 18, 2004, announcing that the Company had entered into an Underwriting Agreement with ABN AMRO Incorporated and UBS Securities LLC, as representatives of the several underwriters named therein, in connection with the offering of $200 million of 2.65% Senior Notes due 2007. The offering was made pursuant to an existing outstanding Registration Statement on Form S-3.

The Company filed a Form 8-K dated April 28, 2004, incorporating therein, as an exhibit, a press release dated April 28, 2004, announcing the Company’s earnings for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2004	Cooper Cameron Corporation

(Registrant)

/s/ Franklin Myers

Franklin Myers
Senior Vice President of Finance &
Chief Financial Officer
and authorized to sign on
behalf of the Registrant

EXHIBIT INDEX

Exhibit 10.1	—	364 Day Credit Agreement, dated as of April 21, 2004, among Cooper Cameron Corporation and certain lenders, including Citicorp North America, Inc., as Administrative Agent, filed as an exhibit to Schedule TO, Tender Offer Statement, Amendment No. 2, filed with the Securities and Exchange Commission on April 22, 2004 (File No. 005-44353), and incorporated herein by reference.

Exhibit 31.1	—	Certification, dated April 30, 2004, of the principal executive officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	—	Certification, dated April 30, 2004, of the principal financial officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	—	Certification, dated April 30, 2004, of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.