Form 10-Q/A
period 2004-03-31
COOPER CAMERON CORP
filed 2004-05-04
CIK 941548

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

COOPER CAMERON CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except shares and per share data)

	March 31,	Dec. 31,
	2004	2003
	(unaudited)
ASSETS
Cash and cash equivalents	$411.1	$292.1
Short-term investments	5.0	22.0
Receivables, net	337.2	316.2
Inventories, net	488.2	473.2
Other	85.3	44.2

Total current assets	1,326.8	1,147.7

Plant and equipment, net	463.5	471.3
Goodwill, net	391.3	316.1
Other assets	224.5	205.6

TOTAL ASSETS	$2,406.1	$2,140.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$270.4	$265.0
Accounts payable and accrued liabilities	448.3	397.3
Accrued income taxes	14.3	17.6

Total current liabilities	733.0	679.9

Long-term debt	403.9	204.1
Postretirement benefits other than pensions	43.3	43.4
Deferred income taxes	49.9	46.1
Other long-term liabilities	31.0	30.5

Total liabilities	1,261.1	1,004.0

Stockholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized, 54,933,658 shares issued at March 31, 2004 and December 31, 2003	0.5	0.5
Capital in excess of par value	956.4	957.9
Retained earnings	194.9	177.6
Accumulated other elements of comprehensive income	51.7	55.3
Less: Treasury stock, 1,239,814 shares at March 31, 2004 (1,130,600 shares at December 31, 2003)	(58.5)	(54.6)

Total stockholders’ equity	1,145.0	1,136.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,406.1	$2,140.7

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

Note 3 — Employee Benefit Plans

     Total net benefit expense associated with the Company’s defined benefit pension and postretirement benefit plans consisted of the following for the three months ended March 31, 2004 and 2003:

	Pension Benefits		Postretirement Benefits
(dollars in millions)	2004	2003	2004	2003

Service cost	$1.8	$1.6	$—	$—
Interest cost	5.0	5.0	0.7	0.3
Expected return on plan assets	(6.4)	(5.9)	—	—
Amortization of prior service cost	(0.1)	(0.1)	—	—
Amortization of losses and other	2.0	1.8	0.2	—

Total net benefit expense	$2.3	$2.4	$0.9	$0.3

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

Exhibit 31.1 -
Certification, dated May 3, 2004, of the principal executive officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -
Certification, dated May 3, 2004, of the principal financial officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 -
Certification, dated May 3, 2004, of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 3, 2004	Cooper Cameron Corporation

(Registrant)

/s/ Franklin Myers

Franklin Myers
Senior Vice President of Finance &
Chief Financial Officer
and authorized to sign on
behalf of the Registrant

EXHIBIT INDEX

Exhibit 10.1	—	364 Day Credit Agreement, dated as of April 21, 2004, among Cooper Cameron Corporation and certain lenders, including Citicorp North America, Inc., as Administrative Agent, filed as an exhibit to Schedule TO, Tender Offer Statement, Amendment No. 2, filed with the Securities and Exchange Commission on April 22, 2004 (File No. 005-44353), and incorporated herein by reference.

Exhibit 31.1	—	Certification, dated May 3, 2004, of the principal executive officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	—	Certification, dated May 3, 2004, of the principal financial officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	—	Certification, dated May 3, 2004, of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.