Form 10-Q/A
period 2004-03-31
COOPER CAMERON CORP
filed 2004-05-04
CIK 941548

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

          Our international operations expose us to instability and changes in economic and political conditions, foreign currency fluctuations, trade and investment regulations and other risks inherent to international business.

      We have manufacturing and service operations that are essential parts of our business in developing countries and economically and politically volatile areas in Africa, Latin America, the Middle East, and Central and South East Asia. The risks of international business that we are exposed to include the following:

•	volatility in general economic, social and political conditions;

•	differing tax rates, tariffs, exchange controls or other similar restrictions;

•	changes in currency rates;

•	inability to repatriate income or capital;

•	compliance with, and changes in, domestic and foreign laws and regulations that impose a range of restrictions on operations, trade practices, trade partners and investment decisions. From time to time we receive inquiries regarding our compliance with such laws and regulations and currently have an open request for information from the U.S. Department of Treasury’s Office of Foreign Assets Control regarding our involvement in our United Kingdom subsidiary’s commercial and financial activity relating to Iran;

•	reductions in the number or capacity of qualified personnel; and

•	seizure of equipment.

      We also purchase a large portion of our raw materials and components from a relatively small number of foreign suppliers in countries such as India, China and Pakistan. The ability of these suppliers to meet our demand could be adversely affected by the factors described above.

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

Exhibit 31.1 -
Certification, dated May 4, 2004, of the principal executive officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -
Certification, dated May 4, 2004, of the principal financial officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 -
Certification, dated May 4, 2004, of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 4, 2004	Cooper Cameron Corporation

(Registrant)

/s/ Franklin Myers

Franklin Myers
Senior Vice President of Finance &
Chief Financial Officer
and authorized to sign on
behalf of the Registrant

EXHIBIT INDEX

Exhibit 10.1	—	364 Day Credit Agreement, dated as of April 21, 2004, among Cooper Cameron Corporation and certain lenders, including Citicorp North America, Inc., as Administrative Agent, filed as an exhibit to Schedule TO, Tender Offer Statement, Amendment No. 2, filed with the Securities and Exchange Commission on April 22, 2004 (File No. 005-44353), and incorporated herein by reference.

Exhibit 31.1	—	Certification, dated May 4, 2004, of the principal executive officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	—	Certification, dated May 4, 2004, of the principal financial officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	—	Certification, dated May 4, 2004, of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.