Form 10-Q
period 2004-06-30
COOPER CAMERON CORP
filed 2004-07-30
CIK 941548

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Number of shares outstanding of issuer’s common stock as of July 28, 2004 was 54,933,658.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COOPER CAMERON CORPORATION
CONSOLIDATED RESULTS OF OPERATIONS
(dollars and shares in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
REVENUES	$544.6	$400.9	$1,007.1	$762.0

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization)	416.4	283.4	762.2	540.5
Selling and administrative expenses	71.2	68.0	142.1	139.6
Depreciation and amortization	19.7	20.4	40.2	40.8
Interest income	(0.9)	(1.0)	(2.2)	(2.4)
Interest expense	10.4	2.0	12.8	4.1

Total costs and expenses	516.8	372.8	955.1	722.6

Income before income taxes	27.8	28.1	52.0	39.4
Income tax provision	(9.1)	(7.3)	(16.1)	(10.2)

Net income	$18.7	$20.8	$35.9	$29.2

Earnings per share:
Basic	$0.35	$0.38	$0.67	$0.53

Diluted	$0.35	$0.37	$0.66	$0.53

Shares used in computing earnings per common share:
Basic	53.2	54.7	53.5	54.7

Diluted	53.7	60.2	54.0	55.5

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except shares and per share data)

	June 30,	Dec. 31,
	2004	2003
	(unaudited)
ASSETS
Cash and cash equivalents	$208.6	$292.1
Short-term investments	—	22.0
Receivables, net	366.1	316.2
Inventories, net	425.0	473.2
Other	112.6	44.2

Total current assets	1,112.3	1,147.7
Plant and equipment, net	453.1	471.3
Goodwill, net	390.9	316.1
Other assets	219.9	205.6

TOTAL ASSETS	$2,176.2	$2,140.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$10.8	$265.0
Accounts payable and accrued liabilities	461.1	397.3
Accrued income taxes	15.4	17.6

Total current liabilities	487.3	679.9
Long-term debt	459.0	204.1
Postretirement benefits other than pensions	43.6	43.4
Deferred income taxes	47.8	46.1
Other long-term liabilities	30.1	30.5

Total liabilities	1,067.8	1,004.0

Stockholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized, 54,933,658 shares issued at June 30, 2004 and December 31, 2003	0.5	0.5
Capital in excess of par value	954.7	957.9
Retained earnings	213.5	177.6
Accumulated other elements of comprehensive income	37.9	55.3
Less: Treasury stock, 2,052,409 shares at June 30, 2004 (1,130,600 shares at December 31, 2003)	(98.2)	(54.6)

Total stockholders’ equity	1,108.4	1,136.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,176.2	$2,140.7

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income	$18.7	$20.8	$35.9	$29.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16.8	16.6	34.0	33.6
Amortization (primarily capitalized software)	2.9	3.8	6.2	7.2
Write-off of unamortized debt issuance costs associated with retired debt	6.8	—	6.8	—
Deferred income taxes and other	2.0	0.9	(1.6)	(2.0)
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	(32.0)	58.7	(29.2)	33.7
Inventories	61.8	(20.5)	46.7	(32.8)
Accounts payable and accrued liabilities	16.3	(45.3)	(5.6)	10.4
Other assets and liabilities, net	(29.1)	3.5	(24.0)	(1.1)

Net cash provided by operating activities	64.2	38.5	69.2	78.2

Cash flows from investing activities:
Capital expenditures	(14.3)	(13.2)	(24.2)	(29.1)
Acquisitions, net of cash acquired	(0.2)	—	(85.6)	—
Sales of short-term investments	5.0	37.5	36.5	62.8
Purchases of short-term investments	0.2	(34.1)	(14.5)	(61.9)
Other	1.9	0.6	3.6	1.4

Net cash used for investing activities	(7.4)	(9.2)	(84.2)	(26.8)

Cash flows from financing activities:
Loan repayments, net	(0.3)	(1.0)	(0.3)	(0.8)
Issuance of long-term senior and convertible debt	238.0	—	437.9	—
Redemption of convertible debt	(443.9)	—	(443.9)	—
Debt issuance costs	(5.5)	—	(6.4)	—
Purchase of treasury stock	(46.0)	—	(56.9)	—
Activity under stock option plans and other	3.0	0.5	6.8	0.5

Net cash used for financing activities	(254.7)	(0.5)	(62.8)	(0.3)

Effect of translation on cash	(4.6)	6.0	(5.7)	3.8

Increase (decrease) in cash and cash equivalents	(202.5)	34.8	(83.5)	54.9

Cash and cash equivalents, beginning of period	411.1	293.9	292.1	273.8

Cash and cash equivalents, end of period	$208.6	$328.7	$208.6	$328.7

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

	Three Months Ended		Six Months Ended
(dollars in millions, except per share data)	June 30,		June 30,
	2004	2003	2004	2003

Net income, as reported	$18.7	$20.8	$35.9	$29.2
Less total stock-based employee compensation expense determined under the fair value method of all awards, net of tax	(10.9)	(5.0)	(15.4)	(9.9)

Pro forma net income	$7.8	$15.8	$20.5	$19.3

Earnings per share:
Basic — as reported	$0.35	$0.38	$0.67	$0.53

Basic — pro forma	$0.15	$0.29	$0.38	$0.35

Diluted — as reported	$0.35	$0.37	$0.66	$0.53

Diluted — pro forma	$0.15	$0.28	$0.38	$0.35

     During the second quarter of 2004, the Company’s Board of Directors accelerated the vesting on 622,262 option shares previously granted to employees of the Company.

There was no compensation expense associated with this action since the stock price related to the accelerated options was above the fair market value of the Company’s common stock on the day the acceleration was affected. However, approximately $7.0 million of compensation expense under the fair value method was accelerated as a result of this action and has been reflected in the above pro forma table as additional compensation expense for the three- and six-month periods ended June 30, 2004.

Note 2 — Refinancing Activities

     During the first six months of 2004, the Company undertook a number of steps to refinance its existing convertible debentures and repurchase shares of the Company’s stock. These steps included:

•	the issuance of $200.0 million of 2.65% senior notes due 2007 (the “Senior Notes”),
•	the issuance of $238.0 million of 1.5% convertible senior debentures due 2024 (the “1.5% Convertible Senior Debentures”),
•	the repurchase of the Company’s existing zero coupon convertible senior debentures due 2021 (amounting to $259.5 million, net of a $61.2 million discount),
•	the repurchase of $184.3 million of the Company’s existing 1.75% convertible senior debentures due 2021,
•	the repurchase of 1,190,900 shares of the Company’s outstanding common stock at an average purchase price of $47.78 per share.

     In connection with the early retirement of the zero coupon convertible senior debentures due 2021 and $184.3 million of the 1.75% convertible senior debentures due 2021, the Company recorded a $6.8 million pre-tax charge ($4.6 million after-tax) to write off the unamortized debt issuance costs associated with these debentures. This charge has been reflected in the caption entitled “Interest Expense” in the accompanying Consolidated Results of Operations.

     After giving effect to the above transactions, the Company’s long-term debt at June 30, 2004 consisted of (in millions):

Senior Notes, net of discount of $0.1	$199.9
1.5% Convertible Senior Debentures	238.0
1.75% convertible senior debentures due 2021	15.7
Capital lease obligations	7.4
Other	8.8

469.8
Less amounts classified as current	(10.8)

Long-term debt	$459.0

     The $200.0 million of Senior Notes due 2007 were issued during the first quarter of 2004 and bear interest at 2.65%, payable semi-annually in April and October of each year. During May 2004, the Company entered into interest rate swap agreements, the effect of which is to swap $150.0 million principal value of the Senior Notes to a variable interest rate of approximately

LIBOR minus 0.8%. The Senior Notes were issued at a $138,000 discount. The Senior Notes do not contain any restrictive financial covenants.

     The $238.0 million of 1.5% Convertible Senior Debentures due 2024 were issued during the second quarter of 2004 and bear interest at 1.5%, payable semi-annually in May and November of each year. The Company has the right to redeem the debentures beginning on or after May 15, 2009. The holders of the debentures may require the Company to repurchase the debentures on May 15, 2009, 2014 and 2019. The debentures are convertible into the Company’s common stock at a rate of 14.4857 shares per debenture, or $69.03 per share. The holders can convert the debentures into the Company’s common stock only under the following circumstances:

•	during any quarter in which the sales price of the Company’s common stock exceeds 120% of the conversion price for at least 20 consecutive trading days in the 30 consecutive trading-day period ending on the last trading day of the immediately preceding quarter,
•	during any five consecutive trading-day period immediately following any five consecutive trading-day period in which the average trading price for the debentures is less than 97% of the average conversion value of the debentures,
•	upon fundamental changes in the ownership of the Company’s common stock.

     Upon conversion, the Company may choose to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of the Company’s common stock. Additionally, at any time before conversion, the Company may irrevocably elect to satisfy with cash its conversion obligation for up to 100% of the principal amount of any debentures submitted for conversion, with any remaining amount to be satisfied in shares of the Company’s common stock.

Note 3 — Selling and Administrative Expenses

     During the three and six months ended June 30, 2004, the Company’s selling and administrative expenses included severance costs totaling $0.6 million and $4.1 million, respectively, primarily related to a reduction in the workforce within the Cameron division. During the three and six months ended June 30, 2003, the Company’s selling and administrative expenses included zero and $5.5 million, respectively, of plant closing, business realignment and other related costs. This amount was comprised of (i) $3.0 million of costs for employee severance, relocation and plant closure activities incurred by Cooper Compression in connection with the decision announced in the fourth quarter of 2002 to close 13 facilities in the gas compression business, (ii) $1.0 million related to the Company’s international tax restructuring activities, which were begun in 2002 and (iii) $1.5 million related to a litigation award associated with the use of certain intellectual property obtained in connection with a previous acquisition.

Note 4 — Employee Benefit Plans

     Total net benefit expense associated with the Company’s defined benefit pension plans consisted of the following:

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30,		June 30,
	2004	2003	2004	2003

Service cost	$1.8	$1.6	$3.6	$3.3
Interest cost	5.0	5.0	10.0	9.9
Expected return on plan assets	(6.4)	(5.9)	(12.8)	(11.7)
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of losses and other	2.0	1.8	4.0	3.5

Total net benefit expense	$2.3	$2.4	$4.6	$4.8

     Total net benefit expense associated with the Company’s postretirement benefit plans consisted of the following:

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30,		June 30,
	2004	2003	2004	2003

Service cost	$—	$—	$—	$—
Interest cost	0.7	0.3	1.5	0.6
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of losses and other	0.2	—	0.4	—

Total net benefit expense	$0.9	$0.3	$1.9	$0.6

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

Note 5 — Acquisitions

     On February 27, 2004, the Company acquired one hundred percent of the outstanding stock of Petreco International Inc., a Houston-based supplier of oil and gas separation products, for approximately $90.0 million, net of cash acquired and debt assumed. Petreco provides highly engineered, custom processing products to the oil and gas industry worldwide and provides the Company with additional product offerings that are complementary to its existing products. Petreco’s unaudited revenues and pre-tax income for 2003 were approximately $117.0 million and $12.0 million, respectively. Petreco’s results are included in the Company’s consolidated financial statements for the period subsequent to the acquisition date.

     A preliminary purchase price allocation for the Petreco acquisition resulted in goodwill of approximately $75.3 million at June 30, 2004. The purchase price allocation is subject to adjustment as the Company is awaiting additional information relating to the fair value of Petreco’s assets and liabilities.

Note 6 — Segments

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30,		June 30,
	2004	2003	2004	2003

Revenues:
Cameron	$376.5	$243.3	$687.0	$470.6
Cooper Cameron Valves (“CCV”)	85.4	75.9	162.6	147.8
Cooper Compression	82.7	81.7	157.5	143.6

	$544.6	$400.9	$1,007.1	$762.0

Income (loss) before taxes:
Cameron	$29.6	$21.6	$48.5	$37.4
CCV	9.2	8.3	17.9	17.0
Cooper Compression	5.3	5.3	8.9	0.1
Corporate & other	(16.3)	(7.1)	(23.3)	(15.1)

	$27.8	$28.1	$52.0	$39.4

     Petreco’s results of operations subsequent to the acquisition date are included within the Cameron division. Corporate & other includes expenses associated with the Company’s Corporate office in Houston, Texas, as well as all of the Company’s interest income and interest expense.

Note 7 — Certain Balance Sheet Components

     Inventories consisted of the following:

	June 30,	Dec. 31,
(dollars in millions)	2004	2003

Raw materials	$41.3	$38.8
Work-in-process	130.1	142.3
Finished goods, including parts and subassemblies	335.4	360.1
Other	2.2	2.2

	509.0	543.4
Excess of current standard costs over LIFO costs	(39.3)	(32.9)
Allowances	(44.7)	(37.3)

	$425.0	$473.2

     Plant and equipment consisted of the following:

	June 30,	Dec. 31,
(dollars in millions)	2004	2003

Plant and equipment, at cost	$1,036.4	$1,098.2
Accumulated depreciation	(583.3)	(626.9)

	$453.1	$471.3

     Net goodwill consisted of the following:

	June 30,	Dec. 31,
(dollars in millions)	2004	2003

Goodwill, gross	$602.1	$528.4
Accumulated amortization	(211.2)	(212.3)

	$390.9	$316.1

     Accounts payable and accrued liabilities consisted of the following:

	June 30,	Dec. 31,
(dollars in millions)	2004	2003

Accounts payable, including progress payments and cash advances	$277.3	$244.4
Accrued liabilities	183.8	152.9

	$461.1	$397.3

Note 8 — Comprehensive Income

     The amounts of comprehensive income for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30,		June 30,
	2004	2003	2004	2003

Net income per Consolidated Results of Operations	$18.7	$20.8	$35.9	$29.2
Foreign currency translation gain (loss)[1]	(13.9)	26.7	(17.5)	27.5
Change in fair value of short-term investments, net of tax	—	—	—	(0.1)

Comprehensive income	$4.8	$47.5	$18.4	$56.6

[1] The significant changes in the “Foreign currency translation gain (loss)” relate primarily to the Company’s operations in the United Kingdom, France, Canada, Brazil, Ireland and Venezuela.

     The components of accumulated other elements of comprehensive income at June 30, 2004 and December 31, 2003 were as follows:

	June 30,	Dec. 31,
(dollars in millions)	2004	2003

Amounts comprising accumulated other elements of comprehensive income:
Accumulated foreign currency translation gain	$38.8	$56.2
Accumulated adjustments to record minimum pension liabilities, net of tax	(0.9)	(0.9)

Accumulated other elements of comprehensive income	$37.9	$55.3

Note 9 — Earnings Per Share

     The calculation of diluted shares outstanding and net income used in computing diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
Diluted shares outstanding, in millions	June 30,		June 30,
	2004	2003	2004	2003

Basic shares	53.2	54.7	53.5	54.7
Impact of employee stock options	0.5	0.8	0.5	0.8
Impact of convertible debentures	—	4.7	—	—

Diluted shares	53.7	60.2	54.0	55.5

Net income used in computing diluted earnings per common share, in millions	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net income	$18.7	$20.8	$35.9	$29.2
After-tax interest on convertible debentures	—	1.3	—	—

	$18.7	$22.1	$35.9	$29.2

     Diluted shares and net income used in computing diluted earnings per common share have been calculated using the if-converted method for the Company’s zero coupon convertible senior debentures due 2021 and the 1.75% convertible senior debentures due 2021. In accordance with current authoritative accounting literature, the Company’s newly issued 1.5% Convertible Senior Debentures have not been included in the Company’s diluted earnings per share calculation due to, among other reasons, the significant restrictions on the holders’ ability to convert the bonds into shares of the Company’s common stock. However, the Emerging Issues Task Force has recently indicated its intention to require that the if-converted method be used for accounting for all convertible debentures, regardless of whether there are significant restrictions on the holders’ ability to exercise the conversion feature.

     During the three and six months ended June 30, 2004, the number of basic and diluted shares outstanding were impacted, respectively, by the acquisition of 939,000 and 1,190,000 shares of treasury stock at an average price of $48.96 and $47.78 per share and the issuance of 126,405 and 269,091 shares of treasury stock in satisfaction of employee stock option exercises.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In addition to the historical data contained herein, this document includes “forward-looking statements” regarding future revenues and earnings of the Company, as well as expectations regarding cash flows and future capital spending, made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those described in forward-looking statements. These statements are based on current expectations of the Company’s performance and are subject to a variety of factors, some of which are not under the control of the Company, which can affect the Company’s results of operations, liquidity or financial condition. Such factors may include overall demand for, and pricing of, the Company’s products; the size and timing of orders; the Company’s ability to successfully execute large subsea projects it has been awarded; changes in the price of and demand for oil and gas in both domestic and international markets; political and social issues and regulations affecting the countries in which the Company does business; fluctuations in currency and financial markets worldwide; and variations in global economic activity. In particular, current and projected oil and gas prices have historically affected customers’ spending levels and their related purchases of the Company’s products and services; recently, however, there has been less linkage between commodity prices and spending. Additionally, the Company may change its cost structure, staffing or spending levels due to changes in oil and gas price expectations and the Company’s judgment of how such changes might impact customers’ spending. See additional factors discussed in “Factors That May Affect Financial Condition and Future Results” contained herein.

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

SECOND QUARTER 2004 COMPARED TO SECOND QUARTER 2003

     Cooper Cameron Corporation had net income of $18.7 million, or $0.35 per share on a diluted basis, for the second quarter of 2004 compared to $20.8 million, or $0.37 per share on a diluted basis, for the second quarter 2003. The results for the second quarter of 2004 included pre-tax charges of $6.8 million ($4.6 million after-tax), which represent the write-off of unamortized debt issue costs associated with the early retirement of the Company’s zero coupon convertible senior debentures due 2021 and $184.3 million of the Company’s 1.75% convertible senior debentures due 2021.

REVENUES

     Revenues for the second quarter of 2004 totaled $544.6 million, an increase of 35.8% from $400.9 million for the second quarter of 2003. All divisions experienced revenue gains, with the acquisition of Petreco during the first quarter of 2004 as well as increased subsea and drilling deliveries in Cameron accounting for the majority of the increase.

     Revenues for the second quarter of 2004 for Cameron totaled $376.5 million, an increase of 54.7% from $243.3 million for the second quarter of 2003. The acquisition of Petreco and movement in foreign currencies caused a $35.6 million and $4.8 million increase, respectively, in revenues. Revenues in the subsea market increased 83.9%, revenues in the surface market increased 3.5% and revenues in the drilling market increased 81.9%. The increase in subsea revenues was attributable to deliveries associated with the large subsea orders received during 2002 and 2003, primarily related to projects located offshore Africa and eastern Canada. The increase in surface revenues was primarily the result of increases in the U.S. domestic market. The increase in drilling revenues was primarily attributable to two large project shipments in the Asia Pacific/Middle East region and one large project shipment to the former Soviet Union.

     Revenues for the second quarter of 2004 for CCV totaled $85.4 million, an increase of 12.5% from $75.9 million for the second quarter of 2003. Sales in the distributor product line increased 4.9% primarily as a result of movement in foreign currencies. Sales in the engineered product line increased 16.1%, which primarily reflects increased pipeline ball valve shipments to international markets, principally China.

     Revenues for the second quarter of 2004 for Cooper Compression totaled $82.7 million, an increase of 1.2% from $81.7 million for the second quarter of 2003. The increase in revenues was attributable to a 10.7% increase in sales in the air compression market partially offset by a 3.8% decrease in sales in the gas compression market. The increase in the air compression market was driven by increased demand from international markets, primarily the Far East. The decrease in the gas compression market was attributable to lower shipments of new units, which reflected a slowdown in project work in the Latin America market partially offset by increased aftermarket shipments.

COSTS AND EXPENSES

     Gross margin (exclusive of depreciation and amortization) for the second quarter of 2004 was $128.2 million as compared to $117.5 million for the second quarter of 2003, an increase of 9.1%. Gross margin as a percentage of revenues for the second quarter of 2004 decreased to 23.5% from 29.3% for the second quarter of 2003.

     Cameron’s gross margin percentage decreased to 21.9% in the second quarter of 2004 from 28.3% in the second quarter of 2003. This decrease is primarily attributable to: (i) the shipment of lower margin large project work in the drilling product line, which decreased the overall gross margin percentage by 1.1%, (ii) lower margins in the subsea product line primarily resulting from the shipment of lower margin third-party supplied equipment, which decreased the overall gross margin percentage by 2.3%, (iii) increased subsea project shipments, which decreased the overall gross margin percentage by approximately 0.7%, (iv) increased inventory reserves resulting from a change in the estimated recovery value of certain slow moving inventory, which decreased the overall gross margin percentage by 1.1% and (v) the impact of the inclusion of Petreco sales, which typically carry lower gross margins as compared to traditional Cameron sales (which lowered Cameron’s overall gross margin percentage by 1.0%).

     CCV’s gross margin percentage decreased to 28.8% for the second quarter of 2004 from 31.7% in the second quarter of 2003 due primarily to (i) increased inventory reserves resulting from a change in the estimated market value of certain slow-moving inventory, which decreased the overall gross margin percentage by 1.8% and (ii) the favorable impact of movements in foreign currencies in 2003 which increased 2003’s overall gross margin percentage by 0.9%.

     Cooper Compression’s gross margin percentage decreased to 25.5% in the second quarter of 2004 from 30.0% in the second quarter of 2003, due primarily to (i) the favorable impact of the liquidation of certain low-cost LIFO layers in 2003 which increased 2003’s overall gross margin percentage by 2.1% and (ii) higher warranty expense and increased reserves for slow moving inventory in 2004, which decreased the overall gross margin percentage by 2.0% in the aggregate.

     Selling and administrative expenses for the second quarter of 2004 were $71.2 million, an increase of $3.2 million from $68.0 million for the second quarter of 2003. The increase in selling and administrative expenses is primarily attributable to $3.4 million associated with Petreco, which was acquired during the first quarter of 2004.

     Depreciation and amortization expense for the second quarter of 2004 was $19.7 million, a decrease of $0.7 million from $20.4 million for the second quarter of 2003, due primarily to assets becoming fully depreciated, partially offset by depreciation associated with capital additions and depreciation on assets acquired in the Petreco acquisition.

     Interest income for the second quarter of 2004 was $0.9 million as compared to $1.0 million for the second quarter of 2003. Interest expense for the second quarter of 2004 was $10.4 million, an increase of $8.4 million from $2.0 million for the second quarter of 2003. The increase in interest expense primarily results from (i) $6.8 million of accelerated amortization of debt issue costs associated with the early retirement of the Company’s zero coupon convertible debentures due 2021 and $184.3 million of the Company’s 1.75% convertible debentures due 2021 and (ii) $1.7 million of additional interest expense associated with the Senior Notes which were issued in the first quarter of 2004.

     The income tax provision for the second quarter of 2004 was $9.1 million as compared to $7.3 million for the second quarter of 2003. The estimated effective tax rate for the second quarter of 2004 was 32.7% as compared to 26.0% in the second quarter of 2003. The increase in the estimated effective tax rate for the second quarter of 2004 primarily reflects a shift in 2004 earnings to higher tax rate jurisdictions as compared to 2003.

ORDERS & BACKLOG

     Orders were as follows:

(dollars in millions)	June 30,		Increase
	2004	2003	(Decrease)

Cameron	$315.3	$239.0	$76.3
CCV	87.5	80.5	7.0
Cooper Compression	89.6	89.9	(0.3)

	$492.4	$409.4	$83.0

     Orders for the second quarter of 2004 were $492.4 million, an increase of 20.3% from $409.4 million for the second quarter of 2003. Cameron’s orders for the second quarter of 2004 were $315.3 million, an increase of 31.9% from $239.0 million for the second quarter of 2003. The acquisition of Petreco and movement in foreign currencies accounted for $41.9 million and $7.4 million, respectively, of the increase in Cameron’s orders. Subsea orders increased 92.2%, drilling orders decreased 19.8% and surface orders decreased 1.1%. The increase in subsea orders reflects the award of an early engineering phase of a deepwater Nigerian project, subsea awards in the Brazilian market and change orders on existing subsea projects located in offshore West Africa. The decline in drilling orders reflects two large drilling project awards during the second quarter of 2003 that did not repeat during the second quarter of 2004

     CCV’s orders for the second quarter of 2004 were $87.5 million, an increase of 8.7% from $80.5 million for the second quarter of 2003. Movement in foreign currencies accounted for $1.3 million of the increase. Orders for engineered products increased 15.8%, while orders for distributor products decreased 2.7%. The increase in engineered products reflects strength in the pipeline ball valve market, while the decrease in distributor products reflects lower demand in the Canadian market, primarily driven by weather issues.

     Cooper Compression’s orders for the second quarter of 2004 were $89.6 million, a decrease of 0.3% from $89.9 million in the second quarter of 2003. A 32.6% increase in orders in the air compression market was offset by a 67.3% decrease in the new unit portion of the gas compression market. The increase in the air compression market reflects continued strength in international markets, primarily the Far East. The decrease in the new unit portion of the gas compression market reflects a slowdown in project work in the Latin American market.

Backlog was as follows:

(dollars in millions)	June 30,	Dec. 31,	Increase
	2004	2003	(Decrease)

Cameron	$742.3	$771.8	$(29.5)
CCV	83.5	72.4	11.1
Cooper Compression	129.2	102.4	26.8

	$955.0	$946.6	$8.4

     Cameron’s backlog at June 30, 2004 includes $114.7 million of backlog associated with Petreco, which was acquired during the first quarter of 2004.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

     Cooper Cameron Corporation had net income of $35.9 million, or $0.66 per share on a diluted basis, for the first six months of 2004 compared to $29.2 million, or $0.53 per share on a diluted basis, for the comparable period of 2003. The results for the first six months of 2004 and 2003 included pre-tax charges of $10.9 million and $5.5 million, respectively ($7.5 million and $4.1 million, respectively, after-tax). The charges recorded in the first six months of 2004 represented (i) the write-off of unamortized debt issue costs associated with the early retirement of the Company’s zero-coupon convertible debentures due 2021 and $184.3 million of the Company’s 1.75% convertible debentures due 2021 and (ii) severance costs primarily related to a workforce reduction program at the Cameron division. The charges recorded in the first six months of 2003 consisted primarily of costs related to (i) facility closing activities in the Cooper Compression division, (ii) the Company’s international tax restructuring activities and (iii) a litigation award associated with the use of certain intellectual property obtained in connection with a previous acquisition.

REVENUES

     Revenues for the first six months of 2004 totaled $1,007.1 million, an increase of 32.2% from $762.0 million for the comparable period of 2003.

     Revenues for the first six months of 2004 for Cameron totaled $687.0 million, an increase of 46.0% from $470.6 million for the comparable period of 2003. The acquisition of Petreco during the first quarter of 2004 and movement in foreign currencies accounted for $46.9 million and $19.0 million, respectively, of the increase in Cameron’s revenues. Revenues in the subsea market increased 90.0%, revenues in the surface market increased 3.8% and revenues in the drilling market increased 47.5%. The increase in subsea revenues was attributable to deliveries associated with the large subsea orders received during 2002 and 2003, primarily related to projects located offshore Africa and eastern Canada. The increase in surface revenues was primarily the result of increases in the Western Hemisphere market. The increase in drilling revenues was primarily attributable to two large project shipments in the Asia Pacific/Middle East region and one large project shipment to the former Soviet Union.

     Revenues for the first six months of 2004 for CCV totaled $162.6 million, an increase of 10.0% from $147.8 million for the comparable period of 2003. Sales in the distributor product line increased 6.6%, primarily as a result of movement in foreign currencies. Sales in the engineered product line increased 14.2%, which primarily reflects increased pipeline ball valve and Orbit shipments to international markets, principally China.

     Revenues for the first six months of 2004 for Cooper Compression totaled $157.5 million, an increase of 9.7% from $143.6 million for the comparable period of 2003. The increase in revenue was attributable to a 14.7% increase in sales in the air compression market and a 7.6% increase in the gas compression market. The increase in the air compression market was driven by increased demand from international markets, primarily the Far East. The increase in the gas compression market reflects higher aftermarket shipments.

COSTS AND EXPENSES

     Gross margin (exclusive of depreciation and amortization) for the first six months of 2004 was $244.9 million as compared to $221.5 million for the comparable period of 2003, an increase of 10.6%. Gross margin as a percentage of revenues for the first six months of 2004 decreased to 24.3% from 29.1% for the comparable period of 2003.

     Cameron’s gross margin percentage decreased to 22.3% for the first six months of 2004 from 28.1% in the comparable period of 2003. This decrease is primarily attributable to (i) the shipment of lower margin large project work in the drilling product line, which decreased the overall gross margin percentage by 1.2%, (ii) lower margins in the subsea product line primarily resulting from the shipment of lower margin third-party supplied equipment, which decreased the overall gross margin percentage by 1.5%, (iii) increased subsea project shipments, which decreased the overall gross margin percentage by approximately 1.0%, (iv) increased inventory reserves resulting from a change in the estimated market value of certain slow moving inventory, which decreased the overall gross margin percentage by 0.7% and (v) the impact of the inclusion of Petreco sales, which typically carry lower margins as compared to traditional Cameron sales (which lowered Cameron’s overall gross margin percentage by 0.8%).

     CCV’s gross margin percentage decreased to 29.4% for the first six months of 2004 from 31.5% in the comparable period of 2003, due primarily to increased inventory reserves resulting from a change in the estimated market value of certain slow-moving inventory, which decreased the overall gross margin percentage by 1.8%.

     Cooper Compression’s gross margin percentage decreased to 27.8% in the first six months of 2004 from 29.7% in the comparable period of 2003, due primarily to (i) the favorable impact of the liquidation of certain low-cost LIFO inventory layers in 2003, which increased 2003’s overall gross margin by approximately 3.7% and (ii) increased reserves for slow moving inventory in 2004, which decreased the overall gross margin percentage by 1.2%, partially offset by improved pricing, primarily in the air compression market, and the application of relatively fixed overhead costs to higher sales volumes (which increased the gross margin percentage by 2.6% in the aggregate).

     Selling and administrative expenses for the first six months of 2004 were $142.1 million, an increase of $2.5 million from $139.6 million for the comparable period of 2003. The increase in selling and administrative expenses is due primarily to (i) $4.6 million associated with the acquisition of Petreco during the first quarter of 2004, (ii) $3.4 million of severance discussed below and (iii) $2.8 million associated with movements in foreign currencies, partially offset by (i) the absence of $5.5 million of charges, discussed below, which were recorded during the first six months of 2003 and (ii) reduced selling and administrative costs in the Cooper Compression division resulting from various restructuring activities undertaken in 2003 and 2004.

     Included in selling and administrative expenses for the first six months of 2004 were $4.1 million of severance costs primarily related to a workforce reduction program at the Cameron division. Included in selling and administrative expenses for the first six months of 2003 were charges of $5.5 million which comprised (i) $3.0 million of costs related to the closing of facilities in the Cooper Compression division, (ii) $1.0 million related to the Company’s international tax restructuring activities and (iii) $1.5 million related to a litigation award associated with the use of certain intellectual property obtained in connection with a previous acquisition.

     Depreciation and amortization expense for the first six months of 2004 was $40.2 million, a decrease of $0.6 million from $40.8 million for the comparable period of 2003 due primarily to assets becoming fully depreciated, partially offset by depreciation associated with capital additions and depreciation on assets acquired in the Petreco acquisition.

     Interest income for the first six months of 2004 was $2.2 million as compared to $2.4 million for the comparable period of 2003. Interest expense for the first six months of 2004 was $12.8 million, an increase of $8.7 million from $4.1 million for the comparable period of 2003. The increase in interest expense primarily results from (i) $6.8 million of accelerated amortization of debt issue costs associated with the early retirement of the Company’s zero coupon convertible debentures due 2021 and $184.3 million of the Company’s 1.75% convertible debentures due 2021 and (ii) $1.9 million of additional interest expense associated with the Senior Notes, which were issued in the first quarter of 2004.

     The income tax provision for the first six months of 2004 was $16.1 million as compared to $10.2 million for the comparable period of 2003. The estimated effective tax rate for the first six months of 2004 was 31.0% as compared to 26.0% in the comparable period of 2003. The increase in the estimated effective tax rate for the first six months of 2004 primarily reflects a shift in 2004 earnings to higher tax rate jurisdictions as compared to 2003.

ORDERS

     Orders were as follows:

	June 30,		Increase
(dollars in millions)	2004	2003	(Decrease)

Cameron	$547.9	$593.3	$(45.4)
CCV	177.0	158.9	18.1
Cooper Compression	187.8	170.5	17.3

	$912.7	$922.7	$(10.0)

     Orders for the first six months of 2004 were $912.7 million, a decrease of 1.1% from $922.7 million for the comparable period of 2003. Cameron’s orders for the first six months of 2004 were $547.9 million, a decrease of 7.6% from $593.3 million for the comparable period of 2003. The acquisition of Petreco and movement in foreign currencies accounted for $49.6 million and $17.2 million, respectively, of the increase in Cameron orders. Surface orders increased 2.3%, drilling orders decreased 20.0% and subsea orders decreased 33.4%. The decrease in drilling orders reflects three large project awards during the first six months of 2003 that did not repeat in 2004. The decrease in subsea orders was due primarily to the award of a $138.0 million subsea order for a project offshore West Africa during the first quarter of 2003. There were no subsea projects of this magnitude awarded to Cameron during the first six months of 2004.

     CCV’s orders for the first six months of 2004 were $177.0 million, an increase of 11.4% from $158.9 million for the comparable period of 2003. Movement in foreign currencies accounted for $4.5 million of the increase. Orders for engineered products increased 19.2%, while orders for distributed products were essentially flat. The increase in engineered products primarily reflects strength in the pipeline ball valve market.

     Cooper Compression’s orders for the first six months of 2004 were $187.8 million, an increase of 10.1% from $170.5 million in the comparable period of 2003. A 34.7% increase in orders from the air compression market was partially offset by a 4.2% decline in orders from the gas compression market. The increase in orders for the air compression market reflects continued strength in the international market, primarily the Far East. The decline in the gas compression market reflects a slowdown in project work in the Latin American market.

Liquidity and Capital Resources

     The Company’s combined cash and short-term investment balances decreased to $208.6 million at June 30, 2004 from $314.1 million at December 31, 2003, due primarily to the consumption of $84.2 million of cash in investing activities and $62.8 million in financing activities partially offset by $69.2 million of cash flow from operations.

     During the first six months of 2004, the Company’s operating activities generated $69.2 million of cash as compared to $78.2 million in the comparable period of 2003. Cash flow from operations during the first six months of 2004 was comprised primarily of net income of $35.9 million, adjusted for depreciation and amortization of $40.2 million, the non-cash write-off of debt issuance costs associated with retired debt of $6.8 million and $12.1 million of working capital increases. The most significant changes in working capital were a $29.2 million increase in accounts receivable, a $46.7 million decrease in inventories and a $24.0 million increase in other assets and liabilities, net. The change in receivables and inventories were attributable to the increased revenues as compared to last year. The increase in other assets and liabilities, net is primarily attributable to increased advances made to suppliers resulting from increased project business.

     During the first six months of 2004, the Company’s investing activities consumed $84.2 million of cash as compared to $26.8 million during the comparable period of 2003. The most significant component of cash flow from investing activities for the first six months of 2004 was the acquisition of Petreco, which consumed $85.6 million, net of cash acquired.

     During the first six months of 2004, the Company’s financing activities consumed $62.8 million of cash, as compared to $0.3 million of cash in the comparable period of 2003.

Cash flow from financing activities for the first six months of 2004 primarily reflects (i) the issuance of the Senior Notes, the net proceeds of which were $198.6 million, (ii) the issuance of the convertible senior debentures, the net proceeds of which were $232.9 million, (iii) the retirement of $443.9 million of the Company’s existing convertible debentures and (iv) the repurchase of 1,190,900 shares of the Company’s common stock at an average price of $47.78 ($56.9 million in the aggregate).

     The Company currently expects to fund expenditures for capital requirements (estimated to be approximately $70 million for 2004), as well as general liquidity needs, from available cash balances, cash generated from operating activities and amounts available under its existing Credit Agreement.

     The Company has reached an agreement in principle to sell certain specialized fixed assets with a net book value of $2.5 million at June 30, 2004 to an investor group. If the Company is unsuccessful in completing this sale, it will attempt to dispose of this equipment through other means. If the Company is unable to ultimately dispose of these assets at the recorded value, a write-down will be required.

     In November 2003, the Company purchased a 45% interest in Dynamic Processing Solutions Limited (“DPS”), a U.K.-based engineering and product development company with operations primarily in the separation and solids management processes for the oil and gas industry, for approximately $4.7 million. Recently, DPS has experienced a reduction in order awards from customers. As a result, it has incurred operating losses during 2004. The Company’s Consolidated Results of Operations for the six months ended June 30, 2004 includes charges of $0.6 million representing the Company’s share of these losses. As a result of these losses, DPS is experiencing liquidity problems. During July 2004, DPS was placed into Administration under U.K. laws. Through the administrative process, DPS is seeking outside investors to improve its liquidity position, or to reorganize its business. If DPS is unsuccessful in finding additional sources of liquidity or reorganizing its business, it may be forced into liquidation. The Company is currently unable to assess the ultimate outcome of the administrative process and, therefore, until the process is further along and operating decisions are made by the administrator, the Company is unable to assess the impact, if any, the decisions will have on the carrying value of the Company’s investment. The Company currently expects the administrative process to be completed by the end of 2004. At the conclusion of this process, the Company expects to be able to have the information necessary to determine whether a write-down of its investment in DPS is required.

     During the first six months of 2004, the Company undertook a number of steps to refinance its existing convertible debentures and repurchase shares of the Company’s stock. These steps included:

•	the issuance of the Senior Notes with a principal balance of $200.0 million,
•	the issuance of the 1.5% Convertible Senior Debentures with a principal balance of $238.0 million,
•	the repurchase of the Company’s existing zero coupon convertible senior debentures due 2021 (amounting to $259.5 million, net of a $61.2 million discount),
•	the repurchase of $184.3 million of the Company’s existing 1.75% convertible senior debentures due 2021,

•	the repurchase of 1,190,900 shares of the Company’s outstanding common stock at an average purchase price of $47.78 per share.

     In connection with the early retirement of the zero coupon convertible senior debentures due 2021 and $184.3 million of the 1.75% convertible senior debentures due 2021, the Company recorded a $6.8 million pre-tax charge ($4.6 million after-tax) to write off the unamortized debt issue costs associated with these debentures. This charge has been reflected in the caption entitled “Interest Expense” in the accompanying Consolidated Results of Operations.

     The $200.0 million of Senior Notes due 2007 were issued during the first quarter of 2004 and bear interest at 2.65%, payable semi-annually in April and October of each year. During May 2004, the Company entered into interest rate swap agreements, the effect of which is to swap $150.0 million principal value of the Senior Notes to a variable interest rate of approximately LIBOR minus 0.8%. The Senior Notes were issued at a $138,000 discount. The Senior Notes do not contain any restrictive financial covenants.

     The $238.0 million of 1.5% Convertible Senior Debentures due 2024 were issued during the second quarter of 2004 and bear interest at 1.5%, payable semi-annually in May and November of each year. The Company has the right to redeem the debentures beginning on or after May 15, 2009. The holders of the debentures may require the Company to repurchase the debentures on May 15, 2009, 2014 and 2019. The debentures are convertible into the Company’s common stock at a rate of 14.4857 shares per debenture, or $69.03 per share. The holders can convert the debentures into the Company’s common stock only under the following circumstances:

•	during any quarter in which the sales price of the Company’s common stock exceeds 120% of the conversion price for at least 20 consecutive trading days in the 30 consecutive trading-day period ending on the last trading day of the immediately proceeding quarter,
•	during any five consecutive trading-day period immediately following any five consecutive trading-day period in which the average trading price for the debentures is less than 97% of the average conversion value of the debentures,
•	upon certain fundamental changes in the ownership of the Company’s common stock.

     Upon conversion, the Company may choose to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of the Company’s common stock. Additionally, at any time before conversion, the Company may irrevocably elect to satisfy with cash its conversion obligation for up to 100% of the principal amount of any debentures submitted for conversion, with any remaining amount to be satisfied in shares of the Company’s common stock.

Factors That May Affect Financial Condition and Future Results

Changes in the U.S. rig count have historically impacted the Company’s orders.

     Historically, the Company’s surface and distributor valve businesses in the U.S. market have tracked changes in the U.S. rig count. However, this correlation did not exist in 2003. The average U.S. rig count increased approximately 24% during 2003 while the Company’s U.S.

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

     The Company continues to expand into the subsea systems market. This market is significantly different from the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and in some cases, new technology. These projects accounted for 10.8%, 4.3% and 0.6% of total revenues in 2003, 2002 and 2001, respectively. During the fourth quarter of 2003, the Company experienced numerous shipment delays on its subsea systems contracts. Accordingly, the Company was unable to recognize revenue in 2003 on the delayed shipments, which had an aggregate sales value of approximately $30 million. Additionally, the Company incurred approximately $10.8 million of incremental costs related to these subsea contracts, which was reflected as cost of sales in the fourth quarter of 2003. The Company has a $9.2 million liability reflected in its June 30, 2004 balance sheet for estimated liquidated damages that could be assessed by Cameron’s customers as a result of various delays experienced on the projects. In an effort to address the performance issues experienced during the fourth quarter of 2003, the Company has implemented a number of management and organizational changes designed to better focus on the execution of large subsea systems projects. To the extent the Company continues to experience difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted. As of June 30, 2004, the Company had a subsea systems backlog of approximately $232.6 million.

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

     During the latter part of 2003, commodity prices for items such as nickel, molybdenum and heavy metal scrap that are used to make the steel alloys required for the Company’s products began to increase significantly. Certain of the Company’s suppliers have passed these increases on to the Company. The Company has implemented price increases intended to offset the impact of the increase in commodity prices. However, if customers do not accept these price increases, future profitability will be negatively impacted.

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

     We have manufacturing and service operations that are essential parts of our business in developing countries and economically and politically volatile areas in Africa, Latin America, the Middle East, and Central and South East Asia. The risks of international business that we are exposed to include the following:

•	volatility in general economic, social and political conditions;
•	differing tax rates, tariffs, exchange controls or other similar restrictions;
•	changes in currency rates;
•	inability to repatriate income or capital;
•	compliance with, and changes in, domestic and foreign laws and regulations that impose a range of restrictions on operations, trade practices, trade partners and investment decisions. From time to time, the Company receives inquiries regarding its compliance with such laws and regulations and responded in June 2004 to one such request for information from the U.S. Department of Treasury’s Office of Foreign Assets Control regarding U.S. involvement in the Company’s United Kingdom subsidiary’s commercial and financial activity relating to Iran;
•	reductions in the number or capacity of qualified personnel; and
•	seizure of equipment.

     We also purchase a large portion of our raw materials and components from a relatively small number of foreign suppliers in developing countries. The ability of these suppliers to meet our demand could be adversely affected by the factors described above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable

Item 4. Controls and Procedures

     As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s Disclosure Committee of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Disclosure Committee has presented its conclusion on the aforementioned controls to the Company’s chief executive officer and chief financial officer. Based on the evaluation performed by the Disclosure Committee, the Company’s senior management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective.

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

     The cost of environmental remediation and compliance has not been a material expense for the Company during any of the periods presented in this Form 10-Q. Cooper Cameron has been identified as a potentially responsible party (“PRP”) with respect to three sites designated for cleanup under CERCLA or similar state laws. The Company’s involvement at two of the sites is believed to be at a de minimis level. The third site is Osborne, Pennsylvania (a landfill into which the Cooper Compression operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing groundwater treatment and monitoring. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. The Company believes, based on its review and other factors, that the estimated costs related to these sites will not have a material adverse effect on the Company’s results of operations, financial condition or liquidity. Additionally, the Company has discontinued operations at a number of other sites which had previously been in existence for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. As of June 30, 2004, the Company’s consolidated financial statements included a liability balance of $9.2 million for environmental matters.

     Cooper Cameron is a named defendant in three lawsuits regarding contaminated underground water in a residential area adjacent to a former manufacturing site of one of its predecessors. In Valice v. Cooper Cameron Corporation (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), the plaintiffs claim that the contaminated underground water has reduced property values and threatens the health of the area residents and request class action status which, to date, has not been granted. The plaintiffs seek an analysis of the contamination, reclamation, and recovery of damages for the loss of property value. In Oxman vs. Meador, Marks, Heritage Texas Properties, and Cooper Cameron Corporation (80th Jud. Dist. Ct., Harris County, filed February 7, 2003), and Kramer v. Cooper Cameron, (190th Judicial District, Harris County, filed May 29, 2003), the plaintiffs purchased property in the area and allege a failure by the defendants to disclose the presence of contamination and seek to recover unspecified monetary damages. The Company has been and is currently working with the Texas Commission of Environmental Quality and continues to monitor the underground water in the area. The Company is of the opinion that there is no risk to area residents and that the lawsuits essentially reflect concerns over possible declines in property value. In an effort to mitigate homeowners’ concerns and reduce potential exposure from any such decline, the Company has entered into 21 agreements with residents that obligate the Company to either reimburse the residents for the estimated decline in value due to a potential buyer’s concerns related to the contamination should they sell their properties or to purchase the property after an agreed marketing period. As of June 30, 2004, six properties subject to these agreements have been resold and the Company has two properties which it has purchased for an aggregate price of $5.9 million that remain unsold, with appraised values of $5.4 million. Thirteen of these agreements remain outstanding with respect to properties with an aggregate appraisal value of $23.8 million. The Company believes it will have to purchase two of these homes during the remainder of 2004 for an aggregate purchase price of $7.8 million. As a result, the Company recorded a pre-tax charge of $1.2 million during the second quarter of 2004 as an estimate of the ultimate loss on the disposal of these two homes. The Company has recognized cummulative expenses of $3.2 million related to the 21 agreements. The Company believes any potential liability in excess of insurance proceeds from these agreements, or, any potential exposure from these, or similar, suits should not have a material adverse effect on its results of operations, financial condition or liquidity.

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

Item 2. Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities

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

     Purchases pursuant to this authority may be made by way of open market purchases, directly or indirectly, for the Company’s own account or through commercial banks or financial institutions and by the use of derivatives such as a sale or put on the Company’s Common Stock or by forward or economically equivalent transactions

     Shares of Common stock purchased and placed in treasury during the three months ended June 30, 2004 under the Board’s authorization program described above are as follows:

			Total number	Maximum
			of shares	number of
			purchased as	shares that may
			part of the	yet be
	Total number		publicly	purchased
	of shares	Average price	announced	under the
Period	purchased	paid per share	program (a)	program
4/1/04 - 4/30/04	—	$—	6,843,800	9,148,115
5/1/04 - 5/31/04	939,000	$48.96	7,782,800	8,224,748
6/1/04 - 6/30/04	—	$—	7,782,800	8,230,879

Total	939,000	$48.96	7,782,000	8,230,879

(a) All share purchases during the second quarter of 2004 were done through open market transactions.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held in Houston, Texas on May 13, 2004 for the purpose of electing two members of the Board of Directors, ratifying the appointment of independent auditors for 2004 and voting on a stockholder proposal relating to preparation of a GRI-based sustainability report. Proxies for the meeting were solicited pursuant to regulation 14 of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation, apart from the stockholder proposal for which management recommended a vote against. Results of the stockholder voting were as follows:

	Number of Shares
			Abstaining /	Broker
	For	Against	Withheld	Non-Votes
Election of Board Members:
Lamar Norsworthy	46,081,251	—	566,101	—
Michael E. Patrick	46,082,129	—	565,223	—
Ratify the appointment of Ernst & Young LLP as independent auditors for 2004	45,941,779	675,359	30,214	—
Proposal for the preparation of a GRI-based sustainability report	12,076,132	27,646,336	2,316,083	4,608,801

Item 5. Other Information

(a)	Information Not Previously Reported in a Report on Form 8-K

None

(b)	Material Changes to the Procedures by Which Security Holders May Recommend Board Nominees

There have been no material changes to the procedures enumerated in the Company’s definitive proxy statement filed on Schedule 14A with the Securities and Exchange Commission on March 24, 2004 with respect to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 31.1 - Certification, dated July 28, 2004, of the principal executive officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification, dated July 28, 2004, of the principal financial officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification, dated July 28, 2004, of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

The Company filed a Form 8-K dated April 28, 2004, incorporating therein, as an exhibit, a press release dated April 28, 2004, announcing the Company’s earnings for the three months ended March 31, 2004.

The Company filed a Form 8-K on May 5, 2004 incorporating therein, as exhibits, six press releases. Four of the press releases related to new products being offered by the Company that were announced at the Offshore Technology Conference in Houston, Texas. Another press release announced the Company’s intention to sell convertible debentures by means of a private placement. The proceeds from the offering were to be used to (i) purchase any of the outstanding 1.75% convertible senior debentures that were tendered to the Company under a previously announced tender offer and (ii) purchase up to $50 million of outstanding shares of the Company’s common stock. A final press release announced the extension of the Company’s tender offer for the purchase of its outstanding 1.75% convertible senior debentures.

The Company filed two Forms 8-K on May 6, 2004. The first report incorporated therein as an exhibit, a press release dated May 5, 2004 announcing that the Company had been informed by Standard and Poor’s that its senior unsecured debt rating, including the proposed offering of convertible senior debentures would be changed from A- (outlook stable) to A- (outlook negative). The second report incorporated therein as an exhibit, a press release dated May 6, 2004 announcing that the Company had priced $230 million of 1.5% convertible senior debentures due 2024 which were being sold to qualified institutional buyers in a private placement pursuant to Rule 144A.

The Company filed a Form 8-K on May 27, 2004 incorporating therein, as an exhibit, a press release dated May 26, 2004 announcing a live webcast of remarks to be made by its Senior Vice President and CFO, Franklin Myers, at the UBS 2004 Global Oil & Gas Conference on Friday, June 4, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2004	Cooper Cameron Corporation

(Registrant)

/s/ Franklin Myers

Franklin Myers
Senior Vice President of Finance &
Chief Financial Officer
and authorized to sign on
behalf of the Registrant

EXHIBIT INDEX

Exhibit 31.1	—	Certification, dated July 28, 2004, of the principal executive officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	—	Certification, dated July 28, 2004, of the principal financial officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	—	Certification, dated July 28, 2004, of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.