Form 10-Q
period 2004-09-30
COOPER CAMERON CORP
filed 2004-10-29
CIK 941548

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                                                                       No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒                                                                       No ☐

Number of shares outstanding of issuer’s common stock as of October 28, 2004 was 54,933,658.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COOPER CAMERON CORPORATION
CONSOLIDATED CONDENSED RESULTS OF OPERATIONS
(dollars and shares in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
REVENUES	$538.5	$429.1	$1,545.6	$1,191.1

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization)	395.3	305.4	1,157.4	845.9
Selling and administrative expenses	77.1	69.5	219.1	209.0
Depreciation and amortization	20.1	21.2	60.3	62.0
Non-cash write-down of technology investment	3.8	—	3.8	—
Interest income	(1.1)	(1.5)	(3.3)	(4.0)
Interest expense	1.9	2.1	14.8	6.3

Total costs and expenses.	497.1	396.7	1,452.1	1,119.2

Income before income taxes and cumulative effect of accounting change	41.4	32.4	93.5	71.9
Income tax provision	(11.9)	(8.4)	(28.1)	(18.7)

Income before cumulative effect of accounting change	29.5	24.0	65.4	53.2
Cumulative effect of accounting change	—	12.2	—	12.2

Net income	$29.5	$36.2	$65.4	$65.4

Basic earnings per common share:
Before cumulative effect of accounting change	$0.56	$0.44	$1.23	$0.97
Cumulative effect of accounting change	—	0.23	—	0.23

Net income per common share	$0.56	$0.67	$1.23	$1.20

Diluted earnings per common share:
Before cumulative effect of accounting change	$0.55	$0.42	$1.21	$0.95
Cumulative effect of accounting change	—	0.21	—	0.20

Net income per common share	$0.55	$0.63	$1.21	$1.15

Shares used in computing earnings per common share:
Basic	53.0	54.4	53.3	54.6

Diluted	53.7	59.7	53.9	60.0

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in millions, except shares and per share data)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Cash and cash equivalents	$257.8	$292.1
Short-term investments	—	22.0
Receivables, net	377.1	316.2
Inventories, net	412.6	473.2
Other	87.6	44.2

Total current assets	1,135.1	1,147.7
Plant and equipment, net	440.8	471.3
Goodwill, net	395.0	316.1
Other assets	230.0	205.6

TOTAL ASSETS	$2,200.9	$2,140.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$10.7	$265.0
Accounts payable and accrued liabilities	442.2	397.3
Accrued income taxes	14.0	17.6

Total current liabilities	466.9	679.9
Long-term debt	458.3	204.1
Postretirement benefits other than pensions	44.0	43.4
Deferred income taxes	50.3	46.1
Other long-term liabilities	32.1	30.5

Total liabilities	1,051.6	1,004.0

Stockholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized, 54,933,658 shares issued at September 30, 2004 and December 31, 2003	0.5	0.5
Capital in excess of par value	949.3	957.9
Retained earnings	243.0	177.6
Accumulated other elements of comprehensive income	45.9	55.3
Less: Treasury stock, 1,869,811 shares at September 30, 2004 (1,130,600 shares at December 31, 2003)	(89.4)	(54.6)

Total stockholders’ equity	1,149.3	1,136.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,200.9	$2,140.7

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$29.5	$36.2	$65.4	$65.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17.1	16.6	51.1	50.2
Amortization (primarily capitalized software)	3.0	4.6	9.2	11.8
Write-off of unamortized debt issuance costs associated with retired debt	—	—	6.8	—
Non-cash write-down of technology investment	3.8	—	3.8	—
Non-cash cumulative effect of accounting change	—	(12.2)	—	(12.2)
Deferred income taxes and other	7.3	5.3	5.9	3.3
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	(8.8)	(32.0)	(37.9)	1.7
Inventories	15.6	(31.6)	62.3	(64.4)
Accounts payable and accrued liabilities	(20.6)	26.4	(26.5)	36.8
Other assets and liabilities, net	10.7	(5.2)	(13.4)	(6.3)

Net cash provided by operating activities.	57.6	8.1	126.7	86.3

Cash flows from investing activities:
Capital expenditures	(9.9)	(13.6)	(34.1)	(42.8)
Acquisitions, net of cash acquired	(7.2)	—	(92.8)	—
Sales of short-term investments	—	26.2	22.0	89.0
Purchases of short-term investments	—	(80.8)	—	(142.7)
Other	6.4	4.9	10.0	6.4

Net cash used for investing activities	(10.7)	(63.3)	(94.9)	(90.1)

Cash flows from financing activities:
Loan repayments, net	(0.3)	—	(0.6)	(0.8)
Issuance of long-term senior and convertible debt	—	—	437.9	—
Redemption of convertible debt	—	—	(443.9)	—
Debt issuance costs	(0.1)	—	(6.5)	—
Purchase of treasury stock	(25.8)	(38.0)	(82.7)	(38.0)
Activity under stock option plans and other	25.3	0.6	32.2	1.1

Net cash used for financing activities	(0.9)	(37.4)	(63.6)	(37.7)

Effect of translation on cash	3.2	1.4	(2.5)	5.2

Increase (decrease) in cash and cash equivalents	49.2	(91.2)	(34.3)	(36.3)

Cash and cash equivalents, beginning of period	208.6	328.7	292.1	273.8

Cash and cash equivalents, end of period	$257.8	$237.5	$257.8	$237.5

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited

Note 1 — Basis of Presentation

     The accompanying Unaudited Consolidated Condensed Financial Statements of Cooper Cameron Corporation (the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial information for the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto filed by the Company on Form 10-K/A for the year ended December 31, 2003.

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

	Three Months Ended		Nine Months Ended
(dollars in millions, except per share data)	September 30,		September 30,
	2004	2003	2004	2003

Net income, as reported	$29.5	$36.2	$65.4	$65.4
Less total stock-based employee compensation expense determined under the fair value method of all awards, net of tax	(3.0)	(4.6)	(18.7)	(14.5)

Pro forma net income	$26.5	$31.6	$46.7	$50.9

Earnings per share:
Basic — as reported	$0.56	$0.67	$1.23	$1.20

Basic — pro forma	$0.50	$0.58	$0.88	$0.93

Diluted — as reported	$0.55	$0.63	$1.21	$1.15

Diluted — pro forma	$0.45	$0.55	$0.86	$0.91

     During the second quarter of 2004, the Company’s Board of Directors accelerated the vesting on 622,262 option shares previously granted to employees of the Company in an effort to minimize the impact of the Financial Accounting Standards Board’s Exposure Draft entitled “Share-Based Payments”. Although this action established a new measurement date for these options under the intrinsic value method, there was no compensation expense associated with this action since the stock price related to the accelerated options was above the fair market value of the Company’s common stock on the day the acceleration was affected. However, approximately $10.4 million pre-tax ($7.0 million after-tax) of compensation expense under the fair value method was accelerated as a result of this action and has been reflected in the above pro forma table as additional compensation expense for the nine months ended September 30, 2004.

Note 2 — Refinancing Activities

     During 2004, the Company has undertaken a number of steps to refinance its existing convertible debentures and repurchase shares of the Company’s stock. These steps include:

•	the issuance of $200.0 million of 2.65% senior notes due 2007 (the “Senior Notes”),

•	the issuance of $238.0 million of 1.5% convertible senior debentures due 2024 (the “1.5% Convertible Senior Debentures”),

•	the repurchase of the Company’s existing zero coupon convertible senior debentures due 2021 (amounting to $259.5 million, net of a $61.2 million discount),

•	the repurchase of $184.3 million of the Company’s existing 1.75% convertible senior debentures due 2021 and

•	the repurchase of 1,715,800 shares of the Company’s outstanding common stock at an average purchase price of $48.20 per share.

     In connection with the early retirement of the zero coupon convertible senior debentures due 2021 and $184.3 million of the 1.75% convertible senior debentures due 2021, the Company recorded a $6.8 million pre-tax charge ($4.6 million after-tax) to write off the unamortized debt issuance costs associated with these debentures during the second quarter of 2004. This charge has been reflected in the caption entitled “Interest Expense” in the accompanying Consolidated Condensed Results of Operations.

     After giving effect to the above transactions, the Company’s long-term debt at September 30, 2004 consisted of (dollars in millions):

Senior Notes, net of discount of $0.1	$199.9
1.5% Convertible Senior Debentures	238.0
1.75% convertible senior debentures due 2021.	15.7
Capital lease obligations	7.0
Other	8.4

469.0
Less amounts classified as current	(10.7)

Long-term debt	$458.3

     The $200.0 million of Senior Notes due 2007 were issued during the first quarter of 2004 and bear interest at 2.65%, payable semi-annually in April and October of each year. In May 2004, the Company entered into interest rate swap agreements on a notional amount of $150.0 million of its Senior Notes to take advantage of short-term interest rates available in the current economic environment. Under these agreements, the Company receives interest from the counterparties at fixed rates of 2.65% and pays to the counterparties a floating rate of approximately LIBOR minus 0.8%. The hedges are considered perfectly effective against changes in the fair value of the debt due to the terms of the debt instrument and the hedge being the same, therefore there is no impact on the Consolidated Condensed Result of Operations for any changes in the fair market value of the hedges. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), the shortcut method applies and there is no need to periodically reassess the effectiveness of the hedge during the term of the swaps, subject to any material change in the credit quality of the counterparties to these hedges. The swap agreements are recorded at fair market value and are classified in Other Long-Term Liabilities with the offset to Long-Term Debt on the accompanying Consolidated Condensed Balance Sheets. The aggregate fair market value of the swaps was a liability of $1.0 million as of September 30, 2004.

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

Note 3 — Selling and Administrative Expenses

     During the three and nine months ended September 30, 2004, the Company’s selling and administrative expenses included severance costs totaling $0.1 million and $4.2 million, respectively, primarily related to workforce reductions within the Cameron division.

     During the three and nine months ended September 30, 2003, the Company’s selling and administrative expenses included certain charges totaling $5.9 and $11.4 million, respectively. The $5.9 million of charges for the three months ended September 30, 2003 comprises (i) $4.7 million of costs incurred in connection with the Company’s efforts to acquire a certain oil service business and (ii) $1.2 million for employee severance costs associated with a voluntary reduction in force program at Cameron. The $11.4 million of charges for the nine months ended September 30, 2003 comprise (i) $4.7 million of costs incurred in connection with the Company’s efforts to acquire a certain oil service business, (ii) $1.2 million for employee severance costs associated with a voluntary reduction in force program at Cameron, (iii) $3.0 million for employee severance, relocation and plant closure costs incurred by Cooper Compression in connection with the decision announced in the fourth quarter of 2002 to close 13 facilities in the gas compression business, (iv) $1.0 million related to the Company’s international tax restructuring activities, which were begun in 2002 and (v) $1.5 million related to a litigation award associated with the use of certain intellectual property obtained in connection with a previous acquisition.

Note 4 — Non-cash Write-down of Technology Investment

     In November 2003, the Company purchased a 45% interest in Dynamic Processing Solutions Limited (“DPS”), a U.K.-based engineering and product development start-up company with technology focused in the separation and solids management processes for the oil and gas industry, for approximately $4.7 million. During 2004, DPS experienced a reduction in order awards from customers and, as a result, incurred operating losses throughout 2004. As a result of these losses, DPS began experiencing liquidity problems and in July 2004, DPS was placed into Administration under U.K. laws. During the third quarter of 2004, the Company purchased the intellectual property owned by DPS through the administration process. Based upon the Company’s best estimates of future cash flows associated with this intellectual property, the Company recorded a $3.8 million pre-tax write-down of this investment during the third quarter of 2004. This write-down has been reflected in the “Corporate & other” segment.

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

     A preliminary purchase price allocation for the Petreco acquisition resulted in goodwill of approximately $76.2 million at September 30, 2004. The purchase price allocation is subject to adjustment as the Company is awaiting additional information relating to the fair value of Petreco’s assets and liabilities.

     On July 2, 2004, the Company acquired the assets of Unicel, Inc., a Louisiana based supplier of oil separation products, for approximately $6.7 million in cash and a note payable for $0.5 million. Unicel’s unaudited revenues for the twelve months ended April 30, 2004 were approximately $3.6 million. Unicel’s results are included in the Company’s consolidated financial statements for the period subsequent to the acquisition date.

     A preliminary purchase price allocation for the Unicel acquisition resulted in goodwill of approximately $5.7 million at September 30, 2004. The purchase price allocation is subject to adjustment as the Company is awaiting additional information relating to the fair value of Unicel’s assets and liabilities.

     On September 24, 2004, the Company announced it had agreed to purchase certain businesses of the PCC Flow Technologies segment of Precision Castparts Corp. for approximately $80 million in cash, subject to final adjustments and to regulatory clearance and other matters. The transaction is expected to close during the fourth quarter of 2004. The operations being acquired serve customers in the surface oil and gas production, pipeline and process markets, and include the General Valve business, located in Brookshire, Texas; the PCC Ball Valves business, located in Milan, Italy; the TBV specialty valve business, located in Millbury, Massachusetts; AOP Industries, located in Moore, Oklahoma; and Sterom manufacturing in Romania. The businesses being acquired reported revenues of approximately $122 million for the fiscal year ended March 2004.

Note 6 — Employee Benefit Plans

     Total net benefit expense associated with the Company’s defined benefit pension plans consisted of the following:

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30,		September 30,
	2004	2003	2004	2003

Service cost	$1.8	$1.6	$5.5	$4.9
Interest cost	5.0	5.0	14.9	14.9
Expected return on plan assets	(6.4)	(5.9)	(19.2)	(17.6)
Amortization of prior service cost	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of losses and other	2.0	1.8	6.0	5.3

Total net benefit expense.	$2.3	$2.4	$6.9	$7.2

     Total net benefit expense associated with the Company’s postretirement benefit plans consisted of the following:

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30,		September 30,
	2004	2003	2004	2003

Service cost	$—	$—	$—	$—
Interest cost	0.7	0.3	2.2	0.9
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	(0.1)
Amortization of losses and other	0.2	—	0.6	—

Total net benefit expense.	$0.9	$0.3	$2.8	$0.8

     In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the

Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”), which supersedes FSP 106-1 of the same name, which was issued in January 2004 and permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. FSP 106-2 provides guidance on how to account for future subsidies available beginning in 2006 to employers who provided prescription drug benefits that are “actuarially equivalent” to those that will be provided under Medicare Part D. Sponsors that provide actuarially equivalent benefits must account for the subsidy as a reduction in the accumulated postretirement benefit obligation and any reduction of the sponsor’s share of future costs should be reflected in service cost in the period of implementation. The company is currently evaluating whether the drug benefit provided by its postretirement plans would be considered actuarially equivalent. Until the Company is able to determine whether the drug benefit provided by its postretirement plans is actuarially equivalent to Medicare Part D, the Company’s net benefit expense does not reflect any potential subsidy.

Note 7 — Segments

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30,		September 30,
	2004	2003	2004	2003

Revenues:
Cameron	$365.4	$267.7	$1,052.5	$738.3
Cooper Cameron Valves (“CCV”)	89.0	79.9	251.5	227.7
Cooper Compression	84.1	81.5	241.6	225.1

	$538.5	$429.1	$1,545.6	$1,191.1

Income (loss) before taxes:
Cameron	$35.9	$26.6	$84.4	$64.0
CCV	11.9	9.5	29.8	26.5
Cooper Compression	7.4	5.5	16.3	5.6
Corporate & other	(13.8)	(9.2)	(37.0)	(24.2)

	$41.4	$32.4	$93.5	$71.9

     Petreco’s results of operations subsequent to the acquisition date are included within the Cameron division. Corporate & other includes expenses associated with the Company’s Corporate office in Houston, Texas, as well as all of the Company’s interest income and interest expense. Corporate & other for 2004 includes a $3.8 million pre-tax write-down of the Company’s investment in DPS.

Note 8 — Certain Balance Sheet Components

     Inventories consisted of the following:

	September 30,	December 31,
(dollars in millions)	2004	2003

Raw materials	$40.4	$38.8
Work-in-process	127.9	142.3
Finished goods, including parts and subassemblies.	322.4	360.1
Other	2.3	2.2

	493.0	543.4
Excess of current standard costs over LIFO costs	(35.3)	(32.9)
Allowances	(45.1)	(37.3)

	$412.6	$473.2

     Plant and equipment consisted of the following:

	September 30,	December 31,
(dollars in millions)	2004	2003

Plant and equipment, at cost.	$1,018.1	$1,098.2
Accumulated depreciation	(577.3)	(626.9)

	$440.8	$471.3

     Net goodwill consisted of the following:

	September 30,	December 31,
(dollars in millions)	2004	2003

Goodwill, gross	$607.4	$528.4
Accumulated amortization.	(212.4)	(212.3)

	$395.0	$316.1

     Accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
(dollars in millions)	2004	2003

Accounts payable, including progress payments and cash advances	$251.0	$244.4
Accrued liabilities	191.2	152.9

	$442.2	$397.3

     Note 9 — Comprehensive Income

     The amounts of comprehensive income for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30,		September 30,
	2004	2003	2004	2003

Net income	$29.5	$36.2	$65.4	$65.4
Foreign currency translation gain (loss)[1]	8.1	5.3	(9.4)	32.8
Change in fair value of short-term investments, net of tax	—	—	—	(0.1)

Comprehensive income	$37.6	$41.5	$56.0	$98.1

[1] The significant changes in the “Foreign currency translation gain (loss)” relate primarily to the Company’s operations in the United Kingdom, France, Canada, Ireland and Venezuela.

     The components of accumulated other elements of comprehensive income at September 30, 2004 and December 31, 2003 were as follows:

	September 30,	December 31,
(dollars in millions)	2004	2003

Amounts comprising accumulated other elements of comprehensive income:
Accumulated foreign currency translation gain	$46.8	$56.2
Accumulated adjustments to record minimum pension liabilities, net of tax.	(0.9)	(0.9)

Accumulated other elements of comprehensive income	$45.9	$55.3

Note 10 — Earnings Per Share

     The calculation of diluted shares outstanding and net income used in computing diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
Diluted shares outstanding, in millions	September 30,		September 30,
	2004	2003	2004	2003

Basic shares	53.0	54.4	53.3	54.6
Impact of employee stock options	0.7	0.6	0.6	0.7
Impact of convertible debentures	—	4.7	—	4.7

Diluted shares	53.7	59.7	53.9	60.0

Net income used in computing diluted earnings	Three Months Ended		Nine Months Ended
per common share, in millions	September 30,		September 30,

	2004	2003	2004	2003

Net income	$29.5	$36.2	$65.4	$65.4
After-tax interest on convertible debentures	—	1.3	—	3.9

	$29.5	$37.5	$65.4	$69.3

     Diluted shares and net income used in computing diluted earnings per common share have been calculated using the if-converted method for the Company’s zero coupon convertible senior debentures due 2021 and the 1.75% convertible senior debentures due 2021. In accordance with current authoritative accounting literature, the Company’s newly issued 1.5% Convertible Senior Debentures have not been included in the Company’s diluted earnings per share calculation due to, among other reasons, the significant restrictions on the holders’ ability to convert the bonds into shares of the Company’s common stock. However, the Emerging Issues Task Force has recently issued EITF No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, which will require the if-converted method be used for accounting for all convertible debentures, regardless of whether there are significant restrictions on the holders’ ability to exercise the conversion feature. The Company is still evaluating the impact this literature will have on its financial statements.

     During the three and nine months ended September 30, 2004, the number of basic and diluted shares outstanding were impacted by the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,

Acquisition of treasury shares	524,900	1,715,800
Average acquisition price	$49.15	$48.20
Issuance of treasury shares in satisfaction of option exercises	707,498	976,589

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

THIRD QUARTER 2004 COMPARED TO THIRD QUARTER 2003

     Cooper Cameron Corporation had net income of $29.5 million, or $0.55 per share on a diluted basis, for the third quarter of 2004 compared to $36.2 million, or $0.63 per share on a diluted basis, for the third quarter of 2003. Net income for the third quarter of 2004 included a pre-tax charge of $3.8 million ($2.7 million after-tax, or $0.05 per share on a diluted basis) related to the write-down of a technology investment. Net income for the third quarter of 2003 included (i) a $12.2 million after-tax gain for the cumulative effect of an accounting change related to the adoption of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity and (ii) pre-tax charges of $5.9 million ($4.3 million after-tax) related to severance costs associated with a voluntary reduction in force program at Cameron and costs incurred in connection with the Company’s efforts to acquire a certain oil service business.

REVENUES

     Revenues for the third quarter of 2004 totaled $538.5 million, an increase of 25.5% from $429.1 million for the third quarter of 2003. All divisions experienced revenue gains, with the acquisition of Petreco during the first quarter of 2004 and increased subsea sales in Cameron accounting for the majority of the increase.

     Revenues for the third quarter of 2004 for Cameron totaled $365.4 million, an increase of 36.5% from $267.7 million for the third quarter of 2003. The acquisition of Petreco during the first quarter of 2004 and movement in foreign currencies accounted for $41.9 million and $11.3 million, respectively, of the increase. Revenues in the drilling market increased 14.6%, revenues in the subsea market increased 46.1% and revenues in the surface market increased 2.5%. The increase in the drilling revenues was primarily attributable to deliveries related to a large drilling project located in the Gulf of Mexico. The increase in subsea revenues was primarily attributable to deliveries related to large subsea projects located offshore West Africa. The increase in surface revenues was primarily attributable to movements in foreign currency.

     Revenues for the third quarter of 2004 for CCV totaled $89.0 million, an increase of 11.4% from $79.9 million for the third quarter of 2003. Sales in the distributor product line increased 2.9%, which primarily reflects increased activity levels in North America. Sales in the engineered product line increased 31.5%, which primarily reflects the strength in the pipeline ball valve market, both domestically and internationally.

     Revenues for the third quarter of 2004 for Cooper Compression totaled $84.1 million, an increase of 3.2% from $81.5 million for the third quarter of 2003. The increase was attributable to a 27.2% increase in sales in the air compression market partially offset by an 8.6% decrease in sales in the gas compression market. The increase in the air compression market was driven by increased demand from international markets, primarily the Far East. The decrease in the gas compression market was attributable to lower deliveries of new units, which reflected a slow-down in project work in the Latin America market partially offset by increased aftermarket deliveries.

ORDERS

     Orders were as follows:

	Three Months Ended
	September 30,
(dollars in millions)	2004	2003	Increase

Cameron	$273.6	$255.5	$18.1
CCV	91.7	73.9	17.8
Cooper Compression	92.4	91.8	0.6

	$457.7	$421.2	$36.5

     Orders for the third quarter of 2004 were $457.7 million, an increase of 8.7% as compared to $421.2 million for the third quarter of 2003.

     Cameron’s orders for the third quarter of 2004 were $273.6 million, an increase of 7.1% from $255.5 million for the third quarter of 2003. Petreco, which was acquired during the first quarter of 2004, generated $36.8 million of orders while movements in foreign currencies caused a $3.4 million increase. Subsea orders decreased 30.2%, drilling orders increased 7.1% and surface orders increased 5.3%. The decline in the subsea orders reflects the lack of any significant subsea orders being awarded to Cameron during the third quarter of 2004. The increase in drilling orders reflects higher activity levels in North America and the Middle East. The increase in surface orders reflects higher project awards in the U.K. sector of the North Sea and the Middle East.

     CCV’s orders for the third quarter of 2004 were $91.7 million, an increase of 24.1% from $73.9 million for the third quarter of 2003. Movements in foreign currencies accounted for $1.4 million of the increase. Orders for engineered products increased 41.4% and orders for distributor products increased 10.1%. The increase in engineered products reflects strength in the pipeline ball valve market, both domestically and internationally. The increase in distributor products reflects increased activity levels in the North American market.

     Cooper Compression’s orders for the third quarter of 2004 were $92.4 million, an increase of 0.1% from $91.8 million in the third quarter of 2003. Orders in the air compression market increased 15.3%, reflecting continued strength in international markets, primarily the Far East. Orders in the gas compression market decreased 7.1%, reflecting a slowdown in project work and aftermarket orders from the Latin American market.

COSTS AND EXPENSES

     Gross margin (exclusive of depreciation and amortization) for the third quarter of 2004 was $143.2 million as compared to $123.7 million for the third quarter of 2003, an increase of 15.8%. Gross margin as a percentage of revenues for the third quarter of 2004 decreased to 26.6% from 28.8% for the third quarter of 2003.

     Cameron’s gross margin percentage decreased to 24.4% in the third quarter of 2004 from 27.3% in the third quarter of 2003. This decrease is primarily attributable to (i) increased subsea project shipments, which decreased the overall gross margin percentage by approximately 0.7%, (ii) the delivery of lower-margin large project work in the drilling product line, which decreased the overall gross margin percentage by 0.6%, (iii) lower margins in the surface product line primarily resulting from a lack of higher-margin deliveries during the third quarter of 2004 in the Eastern Hemisphere, which decreased the overall gross margin by 0.7% and (iv) the impact of the inclusion of Petreco sales, which typically carry lower gross margins as compared to traditional Cameron sales (which lowered Cameron’s overall gross margin percentage by 1.9%). These decreases in the gross margin percentage were partially offset by lower reserve requirements for slow moving inventory.

     CCV’s gross margin percentage increased to 32.6% for the third quarter of 2004 from 31.0% in the third quarter of 2003, due primarily to decreased inventory reserves requirements for the three months ended September 30, 2004.

     Cooper Compression’s gross margin percentage decreased to 30.0% in the third quarter of 2004 from 31.8% in the third quarter of 2003, due primarily to higher warranty expense associated with engineered products in the air compression market and increased levels of slow- moving inventory, which required additional reserves.

     Selling and administrative expenses for the third quarter of 2004 were $77.1 million, an increase of $7.6 million from $69.5 million for the third quarter of 2003. The increase in selling and administrative expenses is primarily attributable to $3.4 million associated with Petreco, which was acquired during the first quarter of 2004, and higher incentive compensation expense.

     Depreciation and amortization expense for the third quarter of 2004 was $20.1 million, a decrease of $1.1 million from $21.2 million for the third quarter of 2003, due primarily to assets becoming fully depreciated, partially offset by depreciation associated with capital additions and depreciation on assets acquired in the Petreco acquisition.

     Interest income for the third quarter of 2004 was $1.1 million as compared to $1.5 million for the third quarter of 2003. Interest expense for the third quarter of 2004 was $1.9 million as compared to $2.1 million for the third quarter of 2003. Interest expense for the three months ended September 30, 2004 primarily reflects interest on the Senior Notes and the 1.5% Convertible Senior Debentures while interest expense for the three months ended September 30, 2003 primarily reflects interest on the previously outstanding zero coupon and 1.75% convertible senior debentures due 2021.

     The $12.2 million cumulative effect of an accounting change recognized during the third quarter of 2003 reflects the impact of adopting Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. There was no tax expense associated with this item as the gain was not taxable.

     The income tax provision was $11.9 for the third quarter of 2004 as compared to $8.4 million in the third quarter of 2003. The estimated effective tax rate for the third quarter of 2004 was 28.7% as compared to 26.0% in the third quarter of 2003. The increase in the estimated effective tax rate for the third quarter of 2004 primarily reflects a shift in estimated 2004 earnings to higher tax rate jurisdictions as compared to 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

     Cooper Cameron Corporation had net income of $65.4 million, or $1.21 per share on a diluted basis, for the first nine months of 2004 compared to $65.4 million, or $1.15 per share on a diluted basis, for the comparable period of 2003. The results for the first nine months of 2004 include pre-tax charges of $14.8 million ($10.4 million, after-tax) and consisted primarily of (i) the non-cash write-down of a technology investment, (ii) the write-off of unamortized debt issue costs associated with the early retirement of the Company’s zero-coupon convertible debentures due 2021 and $184.3 million of the Company’s 1.75% convertible debentures due 2021 and (iii) severance costs primarily related to workforce reductions at the Cameron division. The results for the first nine months of 2003 included (i) a $12.2 million after-tax gain for the cumulative effect of an accounting change related to the adoption of FAS 150, (ii) pre-tax charges of $11.4 million ($8.4 million, after-tax) consisting of (a) employee severance, relocation and plant closure costs incurred by the Cooper Compression division, (b) employee severance costs associated with a voluntary reduction in force program at Cameron, (c) costs incurred in connection with the Company’s effort to acquire a certain oil service business, (d) costs incurred related to the Company’s international tax restructuring activities and (e) a litigation award associated with the use of certain intellectual property obtained in connection with a previous acquisition.

REVENUES

     Revenues for the first nine months of 2004 totaled $1,545.6 million, an increase of 29.8% from $1,191.1 million for the comparable period of 2003.

     Revenues for the first nine months of 2004 for Cameron totaled $1,052.5 million, an increase of 42.6% from $738.3 million for the comparable period of 2003. The acquisition of Petreco during the first quarter of 2004 and movements in foreign currencies accounted for $88.8 million and $29.8 million, respectively, of the increase in Cameron’s revenues. Revenues in the drilling market increased 35.5%, revenues in the subsea market increased 72.6%, and revenues in the surface market increased 3.3%. The increase in drilling revenues was primarily attributable to two large project deliveries in the Asia Pacific/Middle East region and one large project delivery to the former Soviet Union. The increase in the subsea revenues was attributable to deliveries associated with the large subsea orders received during 2002 and 2003, primarily related to projects located offshore Africa and eastern Canada. The increase in surface revenues was primarily the result increased activity levels in U.S., Canada and Latin America as well as movement in foreign currencies.

     Revenues for the first nine months of 2004 for CCV totaled $251.5 million, an increase of 10.5% from $227.7 million for the comparable period of 2003. Sales in the distributor product line increased 5.3%, primarily as a result of movements in foreign currencies. Sales in the engineered product line increased 20.1%, primarily reflecting increased pipeline ball valve shipments, both domestically and internationally.

     Revenues for the first nine months of 2004 for Cooper Compression totaled $241.6 million, an increase of 7.3% from $225.1 million for the comparable period of 2003. The increase in revenue was attributable to an 18.7% increase in sales in the air compression market, primarily as a result of increased demand from international markets, principally the Far East. Sales in the gas compression market increased 1.3%, primarily reflecting higher aftermarket shipments partially offset by weakness in new unit deliveries reflecting a slow down in project work in the Latin American market.

ORDERS AND BACKLOG

     Orders were as follows:

	Nine Months Ended
	September 30,		Increase (Decrease)
(dollars in millions)	2004	2003

Cameron	$821.5	$848.8	$(27.3)
CCV	268.7	232.8	35.9
Cooper Compression	280.2	262.3	17.9

	$1,370.4	$1,343.9	$26.5

     Orders for the first nine months of 2004 were $1,370.4 million, an increase of 2.0% from $1,343.9 million for the comparable period of 2003.

     Cameron’s orders for the first nine months of 2004 were $821.5 million, a decrease of 3.2% from $848.8 million for the comparable period of 2003. The acquisition of Petreco during the first quarter of 2004 resulted in a $86.4 million increase in orders, and movement in foreign currencies caused a $20.4 million increase in orders, for the nine months ended September 30, 2004. Drilling orders decreased 12.4%, subsea orders decreased 32.5% and surface orders increased 3.3% for the nine months ended September 30, 2004. The decrease in drilling orders reflects a reduction in large project awards during the first nine months of 2004. The decrease in subsea orders was due primarily to the award of a $138.0 million subsea order for a project offshore West Africa during the first quarter of 2003. There were no subsea projects of this magnitude awarded to Cameron during the first nine months of 2004. The increase in surface orders primarily reflects increased activity levels in the U.S., Canada and Latin America as well as movements in foreign currencies.

     CCV’s orders for the first nine months of 2004 were $268.7 million, an increase of 15.4% from $232.8 million for the comparable period of 2003. Orders for engineered products increased 25.8% and orders for distributor products increased 3.4%. The increase in the engineered products primarily reflects strength in the pipeline ball value market, both domestically and internationally. The increase in distributor products reflects increased activity levels in North America.

     Cooper Compression’s orders for the first nine months of 2004 were $280.2 million, an increase of 6.8% from $262.3 million in the comparable period of 2003. Orders in the air compression market increased 28.2% and reflected continued strength in international markets, primarily the Far East. Orders in the gas compression market decreased 5.2% and reflected a slow-down in project work in the Latin American market.

     Backlog was as follows:

	September 30,	December 31,	Increase
(dollars in millions)	2004	2003	(Decrease)

Cameron	$647.5	$771.8	$(124.3)
CCV	84.0	72.4	11.6
Cooper Compression	136.2	102.4	33.8

	$867.7	$946.6	$(78.9)

     Cameron’s backlog at September 30, 2004 included $110.0 million associated with Petreco, which was acquired during the first quarter of 2004.

COSTS AND EXPENSES

     Gross margin (exclusive of depreciation and amortization) for the first nine months of 2004 was $388.2 million as compared to $345.2 million for the comparable period of 2003, an increase of 12.5%. Gross margin as a percentage of revenues decreased to 25.1% for the first nine months of 2004 from 29.0% in the comparable period of 2003.

     Cameron’s gross margin percentage decreased to 23.0% for the first nine months of 2004 from 27.8% in the comparable period of 2003. This decrease is primarily attributable to (i) the delivery of lower-margin large project work in the drilling product line, which decreased the overall gross margin percentage by 1.0%, (ii) lower margins in the subsea product line primarily resulting from the delivery of lower-margin third-party supplied equipment, which decreased the overall gross margin percentage by 1.3%, (iii) increased subsea project deliveries, which decreased the overall gross margin percentage by approximately 0.9% and (iv) the impact of the inclusion of Petreco sales, which typically carry lower margins as compared to traditional Cameron sales (which lowered Cameron’s overall gross margin percentage by 1.1%).

     CCV’s gross margin percentage decreased to 30.5% for the first nine months of 2004 from 31.3% in the comparable period of 2003, due primarily to increased inventory reserves from a change in the estimated market value of certain slow-moving inventory, which decreased the overall gross margin percentage by 1.1%.

     Cooper Compression’s gross margin percentage decreased to 28.6% in the first nine months of 2004 from 30.4% in the comparable period of 2003, due primarily to a reduction in the level of LIFO income.

     Selling and administrative expenses for the first nine months of 2004 were $219.1 million, an increase of $10.1 million from $209.0 million for the comparable period of 2003. The increase in selling and administrative expenses is due primarily to (i) $8.0 million associated with Petreco, which was acquired during the first quarter of 2004, (ii) $4.2 million of severance discussed below, (iii) a $10.0 million increase in incentive compensation costs and (iv) $4.4 million associated with movements in foreign currencies, partially offset by the absence of $11.4 million of charges, discussed below, which were recorded during the first nine months of 2003 and reduced selling and administrative costs in the Cooper Compression division resulting from various restructuring activities undertaken in 2003 and 2004.

     Included within selling and administrative expenses for the first nine months of 2004 were charges of $4.2 million of severance costs primarily related to workforce reductions at the Cameron division. Included in selling and administrative expenses for the first nine months of 2003 were charges of (i) $4.7 million incurred in connection with the Company’s efforts to acquire a certain oil service business, (ii) $1.2 million for employee severance associated with a voluntary reduction in force program at Cameron, (iii) $3.0 million incurred by Cooper Compression in connection with the decision announced in the fourth quarter of 2002 to close 13 facilities in the gas compression business, (iv) $1.0 million related to the Company’s international tax restructuring activities, which were begun in 2002, and (v) $1.5 million related to a litigation award associated with the use of certain intellectual property obtained in connection with a previous acquisition.

     Depreciation and amortization expense for the first nine months of 2004 was $60.3 million, a decrease of $1.7 million from $62.0 million for the comparable period of 2003. The decrease in depreciation and amortization is primarily attributable to assets becoming fully depreciated, partially offset by depreciation associated with capital additions and depreciation on assets acquired in the Petreco acquisition.

     Interest income for the first nine months of 2004 was $3.3 million as compared to $4.0 million for the comparable period of 2003. The reduction in interest income resulted from (i) lower cash balances resulting primarily from treasury stock repurchases and (ii) lower earnings on the Company’s excess cash balances as the interest rates associated with these investments have declined.

     Interest expense for the first nine months of 2004 was $14.8 million, an increase of $8.5 million from $6.3 million for the comparable period of 2003. The increase in interest expense primarily results from $6.8 million of accelerated amortization of debt issuance costs associated with the early retirement of the Company’s zero coupon convertible debentures due 2021 and $184.3 million of the Company’s 1.75% convertible debentures due 2021.

     The $12.2 million cumulative effect of an accounting change recognized during the nine months ended September 30, 2003 reflects the impact of adopting Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Investments with Characteristics of Both Liabilities and Equity. There was no tax expense associated with this item as the gain is not taxable.

     The income tax provision for the first nine months of 2004 was $28.1 million as compared to $18.7 million for the comparable period of 2003. The estimated effective tax rate for the first nine months of 2004 was 30.0% as compared to 26.0% in the comparable period of 2003. The increase in the estimated effective tax rate for the first nine months of 2004 primarily reflects a shift in 2004 estimated earnings to higher tax rate jurisdictions as compared to 2003.

Liquidity and Capital Resources

     The Company’s combined cash and short-term investment balances decreased to $257.8 million at September 30, 2004 from $314.1 million at December 31, 2003, due primarily to the consumption of $94.9 million of cash in investing activities and $63.6 million in financing activities partially offset by $126.7 million of cash flow from operations.

     During the first nine months of 2004, the Company’s operating activities generated $126.7 million of cash as compared to $86.3 million in the comparable period of 2003. Cash flow from operations during the first nine months of 2004 was comprised primarily of net income of $65.4 million, adjusted for (i) depreciation and amortization of $60.3 million, (ii) the non-cash write-off of debt issuance costs associated with retired debt of $6.8 million, (iii) a $3.8 million non-cash write-down of a technology investment and (iv) $15.5 million of working capital increases. The most significant changes in working capital were a $37.9 million increase in accounts receivable, a $62.3 million decrease in inventories, a $26.5 million decrease in accounts payable and accrued liabilities and a $13.4 million increase in other assets and liabilities, net. The increase in receivables and decrease in inventories are attributable to the increased revenues as compared to last year. The decrease in accounts payable and accrued liabilities is primarily attributable to a decrease in advance payments from customers resulting from progress on various projects. The increase in other assets and liabilities, net is primarily attributable to increased advances made to suppliers resulting from increased project business.

     During the first nine months of 2004, the Company’s investing activities consumed $94.9 million of cash as compared to $90.1 million during the comparable period of 2003. The most significant component of cash flow from investing activities for the first nine months of 2004 was the acquisition of Petreco, which consumed $85.6 million, net of cash acquired. As discussed in Note 5 of the Notes to Consolidated Condensed Financial Statements, the Company agreed to purchase certain businesses of the PCC Flow Technologies segment of Precision Castparts Corp. for approximately $80 million in cash, subject to final adjustments and to regulatory clearance and other matters. The transaction is expected to close during the fourth quarter of 2004. The Company expects to utilize available cash balances to fund this acquisition.

     During the first nine months of 2004, the Company’s financing activities consumed $63.6 million of cash, as compared to $37.7 million of cash in the comparable period of 2003. Cash flow from financing activities for the first nine months of 2004 primarily reflects (i) the issuance of the Senior Notes, the net proceeds of which were $198.6 million, (ii) the issuance of the convertible senior debentures, the net proceeds of which were $232.9 million, (iii) the retirement of $443.9 million of the Company’s existing convertible debentures and (iv) the repurchase of 1,715,800 shares of the Company’s common stock at an average price of $48.20.

     The Company currently expects to fund expenditures for capital requirements (estimated to be approximately $55.0 million to $60.0 million for 2004), as well as general liquidity needs, from available cash balances, cash generated from operating activities and amounts available under its existing Credit Agreement.

     During the first nine months of 2004, the Company has undertaken a number of steps to refinance its existing convertible debentures and repurchase shares of the Company’s stock. These steps include:

•	the issuance of the Senior Notes with a principal balance of $200.0 million,

•	the issuance of the 1.5% Convertible Senior Debentures with a principal balance of $238.0 million,

•	the repurchase of the Company’s existing zero coupon convertible senior debentures due 2021 (amounting to $259.5 million, net of a $61.2 million discount),

•	the repurchase of $184.3 million of the Company’s existing 1.75% convertible senior debentures due 2021, and

•	the repurchase of 1,715,800 shares of the Company’s outstanding common stock at an average purchase price of $48.20 per share.

     In connection with the early retirement of the zero coupon convertible senior debentures due 2021 and $184.3 million of the 1.75% convertible senior debentures due 2021, the Company recorded a $6.8 million pre-tax charge ($4.6 million after-tax) to write off the unamortized debt issuance costs associated with these debentures. This charge has been reflected in the caption entitled “Interest Expense” in the accompanying Consolidated Condensed Results of Operations.

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

     Although the Company has not been awarded any significant subsea systems projects in 2004, the Company continues to attempt to expand in this market. This market is significantly different from the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and in some cases, new technology. These projects accounted for 10.8%, 4.3% and 0.6% of total revenues in 2003, 2002 and 2001, respectively. During the fourth quarter of 2003, the Company experienced numerous delivery delays on its subsea systems contracts. Accordingly, the Company was unable to recognize revenue in 2003 on the delayed deliveries, which had an aggregate sales value of approximately $30 million. Additionally, the Company incurred approximately $10.8 million of incremental costs related to these subsea contracts, which was reflected as cost of sales in the fourth quarter of 2003. The Company has a $8.1 million liability reflected in its September 30, 2004 balance sheet for estimated liquidated damages that could be assessed by Cameron’s customers as a result of various delays experienced on the projects. In an effort to address the performance issues experienced during the fourth quarter of 2003, the Company has implemented a number of management and organizational changes designed to better focus on the execution of large subsea systems projects. To the extent the Company continues to experience difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted. As of September 30, 2004, the Company had a subsea systems backlog of approximately $169.6 million, down $63.0 million from $232.6 million as of June 30, 2004.

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

     During the latter part of 2003, commodity prices for items such as nickel, molybdenum and heavy metal scrap that are used to make the steel alloys required for the Company’s products began to increase significantly and has continued into 2004. Certain of the Company’s suppliers have passed these increases on to the Company. The Company has implemented price increases intended to offset the impact of the increase in commodity prices. However, if customers do not accept these price increases, future profitability will be negatively impacted.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are currently exposed to market risk from changes in foreign currency rates and changes in interest rates. A discussion of our market risk exposure in financial instruments follows.

     Foreign Currency Exchange Rates

     A large portion of the Company’s operations consist of manufacturing and sales activities in foreign jurisdictions, principally in Europe, Canada, West Africa, the Middle East, Latin America and the Pacific Rim. As a result, the Company’s financial performance may be affected by changes in foreign currency exchange rates or weak economic conditions in these markets. Overall, the Company generally is a net receiver of Pounds Sterling and Canadian dollars and, therefore, benefits from a weaker U.S. dollar with respect to these currencies. Typically, the Company is a net payer of euros and Norwegian krone as well as other currencies such as the Singapore dollar and the Brazilian real. A weaker U.S. dollar with respect to these currencies may have an adverse effect on the Company. For each of the last three years, the Company’s gain or loss from foreign currency-denominated transactions has not been material.

     In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain limited instances, the Company has historically entered into forward foreign currency exchange contracts to hedge specific, large, non-U.S. dollar anticipated receipts or large anticipated receipts in currencies for which the Company does not traditionally have fully offsetting local currency expenditures. As of September 30, 2004, outstanding forward foreign currency exchange contracts were not material.

     Interest Rates

     We are subject to interest rate risk on our long-term fixed interest rate debt and, to a lesser extent, variable-interest rate borrowings. Variable rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change.

     We manage our debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions.

     As of September 30, 2004, we had $150.0 million in interest rate swaps which convert fixed rate debt to variable rate debt. Our interest rate swaps hedge $150.0 million of the $200.0 million 2.65% fixed rate senior notes. Under these interest rate swap agreements, the counterparties pay interest at a fixed rate of 2.65%, and we pay a variable interest rate based on published six-month LIBOR less 82.5 to 86.0 base points. Given outstanding amounts as of September 30, 2004, a one percent rise in interest rates would result in an additional $1.5 million in interest expense per year.

     The fair value of our Senior Notes is principally dependent on changes in prevailing interest rates. The fair value of the 1.5% Convertible Senior Debenture and the 1.75% Convertible Senior Debenture is principally dependent on both prevailing interest rates and our current share price as it relates to the initial conversion price of $69.03 and $95.095 per share, respectively.

     We have various other long-term debt instruments of $8.4 million, but believe that the impact of changes in interest rates in the near term will not be material to these instruments.

Item 4. Controls and Procedures

     As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s Disclosure Committee of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Disclosure Committee has presented its conclusion on the aforementioned controls to the Company’s chief executive officer and chief financial officer. Based on the evaluation performed by the Disclosure Committee, the Company’s senior management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

     The cost of environmental remediation and compliance has not been a material expense for the Company during any of the periods presented in this Form 10-Q. Cooper Cameron has been identified as a potentially responsible party (“PRP”) with respect to three sites designated for cleanup under CERCLA or similar state laws. The Company’s involvement at two of the sites is believed to be at a de minimis level. The third site is Osborne, Pennsylvania (a landfill into which the Cooper Compression operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing groundwater treatment and monitoring. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. The Company believes, based on its review and other factors, that the estimated costs related to these sites will not have a material adverse effect on the Company’s results of operations, financial condition or liquidity. Additionally, the Company has discontinued operations at a number of other sites which had previously been in existence for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. As of September 30, 2004, the Company’s consolidated financial statements included a liability balance of $8.6 million for environmental matters.

     Cooper Cameron is a named defendant in three lawsuits regarding contaminated underground water in a residential area adjacent to a former manufacturing site of one of its predecessors. In Valice v. Cooper Cameron Corporation (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), the plaintiffs claim that the contaminated underground water has reduced property values and threatens the health of the area residents and request class action status which, to date, has not been granted. The plaintiffs seek an analysis of the contamination, reclamation, and recovery of damages for the loss of property value. In Oxman vs. Meador, Marks, Heritage Texas Properties, and Cooper Cameron Corporation (80th Jud. Dist. Ct., Harris County, filed February 7, 2003), and Kramer v. Cooper Cameron, (190th Judicial District, Harris County, filed May 29, 2003), the plaintiffs purchased property in the area and allege a failure by the defendants to disclose the presence of contamination and seek to recover unspecified monetary damages. The Company has been and is currently working with the Texas Commission of Environmental Quality and continues to monitor the underground water in the area. The Company is of the opinion that there is no risk to area residents and that the lawsuits essentially reflect concerns over possible declines in property value. In an effort to mitigate homeowners’ concerns and reduce potential exposure from any such decline, the Company has entered into 21 agreements with residents that obligate the Company to either reimburse the residents for the estimated decline in value due to a potential buyer’s concerns related to the contamination should they sell their properties or to purchase the property after an agreed marketing period. As of September 30, 2004, eight properties subject to these agreements have been resold and the Company has two properties which it has purchased for an aggregate price of $5.9 million that remain unsold. The Company has recorded a $1.6 million write-down associated with these two properties. Thirteen of these agreements remain outstanding with respect to properties with an aggregate appraisal value of $23.8 million. The Company believes it will have to purchase two of these homes during the fourth quarter of 2004 for an aggregate purchase price of $7.8 million. As a result, the Company recorded a pre-tax charge of $1.5 million during the first nine months of 2004 to reflect its best estimate of the ultimate loss on the disposal of these two homes. The Company has recognized expenses of $4.6 million related to the 21 agreements. The Company believes any potential liability in excess of insurance proceeds from these agreements, or, any potential exposure from these, or similar, suits should not have a material adverse effect on its results of operations, financial condition or liquidity.

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

     Purchases pursuant to this authority may be made by way of open market purchases, directly or indirectly, for the Company’s own account or through commercial banks or financial institutions and by the use of derivatives such as a sale or put on the Company’s Common Stock or by forward or economically equivalent transactions

     Shares of Common stock purchased and placed in treasury during the three months ended September 30, 2004 under the Board’s authorization program described above are as follows: Total number Maximum of shares number of

			Total number	Maximum
			of shares	number of
			purchased as	shares that may
			part of the	yet be
	Total number		publicly	purchased
	of shares	Average price	announced	under the
Period	purchased	paid per share	program (a)	program
7/1/04 – 7/31/04	40,000	$ 50.28	7,822,800	8,286,217
8/1/04 – 8/31/04	416,400	$ 48.51	8,239,200	7,921,796
9/1/04 – 9/30/04	68,500	$ 52.38	8,307,700	8,009,580

Total	524,900	$ 49.15	8,307,700	8,009,580

(a) All share purchases during the third quarter of 2004 were done through open market transactions.

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

Exhibit 31.1 - Certification, dated October 27, 2004, of the principal executive officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification, dated October 27, 2004, of the principal financial officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification, dated October 27, 2004, of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:
The Company filed a Form 8-K dated July 28, 2004, incorporating therein, as an exhibit, a press release dated July 28, 2004, announcing the Company’s earnings for the three and six months ended June 31, 2004.

The Company filed a Form 8-K on August 30, 2004 incorporating therein, as exhibit, a press release dated August 27, 2004, announcing a live webcast of remarks to be made by its Chairman, President and CEO, Sheldon R. Erikson, at the Lehman Brothers 2004 CEO Energy/Power Conference on Tuesday, September 7, 2004.

The Company filed a Form 8-K on September 27, 2004, incorporating therein, as an exhibit, a press release dated September 24, 2004, announcing the signing of the Purchase and Sale Agreement to acquire certain businesses of the PPC Flow Technologies segment of Precision Castparts Corp.

The Company filed a Form 8-K dated October 28, 2004, incorporating therein, as an exhibit, a press release dated October 25, 2004, announcing the appearance of its Vice President and Chief Financial Officer, Franklin Myers, at the Merrill Lynch Global Energy Conference on Thursday, November 4, 2004.

The Company filed a Form 8-K dated October 29, 2004, incorporating therein, as an exhibit, a press release dated October 29, 2004, announcing the Company’s earnings for the three and nine months ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 29, 2004	Cooper Cameron Corporation

(Registrant)

/s/ Franklin Myers

Franklin Myers
Senior Vice President of Finance &
Chief Financial Officer
and authorized to sign on
behalf of the Registrant

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification, dated October 29, 2004, of the principal executive officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated October 29, 2004, of the principal financial officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification, dated October 29, 2004, of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.