Form 10-K
period 2004-12-31
COOPER CAMERON CORP
filed 2005-02-25
CIK 941548

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13884

COOPER CAMERON CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	76-0451843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1333 West Loop South
Suite 1700
Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (713) 513-3300

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 Per Share	New York Stock Exchange

Junior Participating Preferred Stock	New York Stock Exchange
Purchase Rights
Par Value $0.01 Per Share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☑ No ☐

     The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of Registrant as of June 30, 2004, our most recently completed second fiscal quarter, was approximately $1,698,171,777. For the purposes of the determination of the above statement amount only, all directors and executive officers of the Registrant are presumed to be affiliates. The number of shares of Common Stock, par value $.01 per share, outstanding as of February 17, 2005, was 54,028,624.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s Annual Report to Stockholders for 2004 — Part II.
Portions of Registrant’s 2005 Proxy Statement for the Annual Meeting of Stockholders
to be held May 5, 2005 — Part III

PART I

ITEM 1. BUSINESS

     Cooper Cameron Corporation (“Cooper Cameron” or the “Company”) is a leading international manufacturer of oil and gas pressure control and separation equipment, including valves, wellheads, controls, chokes, blowout preventers and assembled systems for oil and gas drilling, production and transmission used in onshore, offshore and subsea applications. Cooper Cameron is also a leading manufacturer of centrifugal air compressors, integral and separable gas compressors and turbochargers. See “Glossary of Terms” at the end of Item 1 for definitions of certain terms used in this section. Any reference to Cooper Cameron Corporation, its divisions or business units within this paragraph or elsewhere within this 10-K as being a leader, leading provider, leading manufacturer, or having a leading position is based on the amount of equipment installed worldwide and available industry data.

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

     Cooper Cameron, a Delaware corporation, was incorporated on November 10, 1994. The Company operated as a wholly-owned subsidiary of Cooper Industries, Inc. until June 30, 1995, the effective date of the completion of an exchange offer with Cooper Industries’ stockholders resulting in the Company becoming a separate stand-alone company. The common stock of Cooper Cameron trades on the New York Stock Exchange under the symbol “CAM”.

     In 1996, Cooper Cameron purchased the assets and assumed certain operating liabilities of Ingram Cactus Company and acquired interests in the Ingram Cactus joint ventures in Venezuela and Malaysia. The operations were integrated into those of the Cameron division. . The business acquired manufactured wellheads, surface systems, valves and actuators used primarily in onshore oil and gas production operations, and owned manufacturing facilities in, among other places, Oklahoma City and Broussard, Louisiana, as well as in the United Kingdom.

     In 1998, the Company acquired Orbit Valve International, Inc. (“Orbit®”). Orbit became part of the Cooper Cameron Valves organization. Orbit manufactures and sells high-performance valves and actuators for the oil and gas and petrochemical industries. Orbit’s primary manufacturing facility is located in Little Rock, Arkansas.

     In September 2002, the Company acquired certain assets of Stewart and Stevenson’s Petroleum Equipment Segment, providing product line additions and cost savings opportunities within the Cameron division. In December 2002, the Company acquired Nutron Industries, a valve manufacturer based in Edmonton, Canada. This acquisition expanded the product offerings of the Cooper Cameron Valves division, and provided opportunities to grow sales outside the United States, particularly in Canada.

     In February 2004, the Company acquired Petreco International Inc. (“Petreco”), a Houston, Texas-headquartered supplier of oil and gas separation products, for approximately $90 million, net of cash acquired and debt assumed. Petreco is a market leader in highly engineered custom processing products for the worldwide oil and gas industry.

     In November 2004, the Company acquired certain businesses of the PCC Flow Technologies segment of Precision Castparts Corp. for approximately $79.7 million, net of cash acquired and debt assumed. The operations acquired serve customers in the surface oil and gas production, pipeline and process markets, and include the General Valve business, the PCC Ball Valves business, the TBV specialty valve business, AOP Industries and Sterom S.A., located in Romania.

Business Segments

Markets and Products

     The Company’s operations are organized into three separate business segments — Cameron, Cooper Cameron Valves and Cooper Compression, each of which conducts business as a division of the Company. For additional business segment information for each of the three years in the period ended December 31, 2004, see Note 14 of the Notes to Consolidated Financial Statements, which Notes are incorporated herein by reference in Part II, Item 8 hereof (“Notes to Consolidated Financial Statements”).

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

     Cameron’s aftermarket program, CAMSERV™, combines traditional aftermarket services and products, such as equipment maintenance and reconditioning, with Cameron’s information technology toolset. CAMSERV is designed to provide flexible, cost-effective solutions to customer aftermarket needs throughout the world. Cameron also provides an inventory of repair parts, service personnel, planning services and inventory and storage of customers’ idle equipment. Over the years, Cameron has continued to enhance its aftermarket presence worldwide with new facilities in Brazil, Mexico, Angola, Newfoundland, and Onne Port, Nigeria (which will be completed in the first quarter of 2005).

     As petroleum exploration activities have increasingly focused on subsea locations, Cameron has directed much of its new product development efforts toward this market. Cameron’s patented SpoolTree™ horizontal subsea production system, which was introduced in 1993, is used in oil and gas fields with subsea completions that require frequent retrieval of downhole equipment. With the SpoolTree system, well completion and workover activities can be performed without a workover riser or removal of the Christmas tree and under conventional blowout preventer control, thereby reducing the time, equipment and expense needed to perform such activities. Cameron advanced its tradition of innovation with the introduction of an all-electric subsea production system, CameronDC™, which is designed to offer greater reliability and provide substantial cost savings to customers.

     The Cameron Willis Chokes business unit was formed to focus resources on the choke product line with the goal of enhancing Cameron’s performance in this product line. Cameron Willis manufactures Cameron and Willis brand chokes and Cameron brand actuators for the surface and subsea production markets. The Company’s primary choke manufacturing operations are located in Longford, Ireland, and its primary surface gate valve actuator manufacturing operations are located at the Cameron Willis plant in Houston, Texas.

     Cameron’s research center located in Houston, Texas has ten specially designed test bays to test and evaluate Cameron’s products under realistic conditions. These include environmental test chambers to simulate extreme pressures and temperatures, high-strength fixtures for the application of multi-million pound tensile and bending loads, high pressure gas compressors and test enclosures, a hyperbaric chamber to simulate the external pressures of deepwater environments, and two circulation loops for erosion and flow testing.

     During 2002, Cameron introduced the new Environmental Safe Guard (ESG™) system, which combines a traditional surface blowout preventer with a subsea device (the ESG unit) at the bottom of the drilling string. This allows operators to use the less expensive second- or third-generation semi submersible rigs, instead of fourth- or fifth-generation units, to drill in deepwater locales. These systems have since been deployed offshore Brazil, Indonesia and in the Mediterranean Sea.

     In February of 2004, with the Company’s acquisition of Petreco, Cameron assumed a leading position in the surface oil and gas separation business and an entrée into the subsea processing business. Petreco’s products include electrostatic desalters and dehydrators, hydrocyclones, desanders, floatation equipment, processing equipment, gas processing equipment and electrochlorinators. These products are marketed under the brand names Petreco®, Vortoil®, Krebs®, Unicel®, Wemco®, Metrol™, KCC™, Depurator® and BFCC™.

     In April 2004, the Offshore Systems organization was formed to improve focus, visibility and accountability in large offshore projects, which have become increasingly large and important components of the Cooper Cameron served market.

     The 2004 acquisition by the Company of certain assets and businesses of PCC Flow Technologies brought with it PCC Sterom, now Sterom S.A., which has a plant in Romania manufacturing a range of wellheads and valves, providing Cameron with a competitive source for these products.

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

      Cooper Cameron Valves Division

     Cooper Cameron Valves (CCV) is a leading provider of valves and related systems primarily used to control pressures and direct the flow of oil and gas as they are moved from individual wellheads through flow lines, gathering lines and transmission systems to refineries, petrochemical plants and industrial centers for processing. Large diameter valves are used primarily in natural gas transmission lines. Smaller valves are used in oil and gas gathering and processing systems and in refineries and petrochemical plants. Equipment used in these environments is generally required to meet demanding API 6D and American National Standards Institute (ANSI) standards.

     CCV’s products include gate valves, ball valves, butterfly valves, Orbit valves, rotary process valves, block & bleed valves, plug valves, globe valves, check valves, actuators, chokes and aftermarket parts and services. These products are marketed under the brand names Cameron®, W-K-M®, Orbit®, Demco®, Foster®, NAVCO®, Nutron®, Thornhill Craver™ and TruSeal®. During the first quarter of 2000, CCV expanded its field service capabilities with the acquisition of Valve Sales Inc., a Houston-based valve repair and manufacturing company. As described previously, Nutron, a Canadian valve manufacturer, was acquired in December 2002 in order to further expand CCV’s product offerings, particularly in Canada.

     A major focus during 2003 was rationalization of facilities and the related costs. These efforts included the restructuring of the Oklahoma City plant and the consolidation of CCV’s four Edmonton, Canada facilities into one location. Another area of focus in 2003 was the expansion of the aftermarket business. Six new facilities were added during 2003, including four outside the U.S., and three existing facilities were expanded. CCV now has a total of 15 aftermarket locations worldwide.

     In 2004, with the Company’s acquisition of certain businesses and assets of PCC Flow technologies, CCV acquired a wider range of product offerings, including the double-block and bleed TwinSeal™ line, the TBV™ high-end ball valves intended for use in cryogenic and other severe service applications, and the Techno™ check valves. The business lines acquired include General Valve, AOP Industries, TBV Techno and the former PCC Ball Valve Italy, which brings to CCV, a leader in welded ball valves, a full range of take-apart bolted body ball valves.

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

     Cooper Compression is a leading provider of reciprocating and centrifugal technology applications. Cooper Compression’s products include aftermarket parts and services, integral reciprocating engine-compressors, reciprocating compressors, turbochargers, integrally geared centrifugal compressors, and compressor systems. Its aftermarket services include spare parts, technical services, repairs, overhauls and upgrades.

     Cooper Compression’s products and services are marketed under the Ajax®, Superior®, Cooper-Bessemer®, Penn™, Enterprise™, Texcentric®, Compression Specialties™, Turbine Specialties™ (reciprocating products) and Turbo Air®, Genuine Joy® (aftermarket parts only), Dry Pak™, TA™ and MSG® (centrifugal products) brand names. Cooper Compression provides global support for its products and maintains sales and/or service offices in key international locations.

Reciprocating Technology

     Cooper Compression provides Ajax integral engine-compressors (140 to 880 horsepower), which combine the engine and compressor on a single drive shaft, and are used for gas re-injection and storage, as well as on smaller gathering and transmission lines. In addition, a 1,800 RPM separable compressor, featuring low vibration and couple-free design features, was added in 2001. This product was significantly upgraded during 2004 to enhance its efficiency and will be launched in 2005 in the compressed natural gas market. These compressors (100 to 280 horsepower) are also sold in gas gathering, drilling and compressed natural gas markets.

     Superior reciprocating compressors (100 to 9,000 horsepower) are used primarily for natural gas applications, including production, storage, withdrawal, processing and transmission, as well as petrochemical processing. The Superior WG compressor series was introduced in 2000 for large project applications up to 9,000 horsepower. These high-speed separable compressor units can be matched with either natural gas engine drivers or electric motors and provide a cost advantage over competitive equipment in the same power range. In 2004, Cooper Compression further enhanced its product offerings by developing a new compressor cylinder line that provides customers better operating flexibility. These are marketed under the “RAM” trade name. Additionally, a new line of compressor frames is under development and scheduled for launch in 2005.

     There is an installed base of Cooper-Bessemer, Penn, Enterprise, Superior, Ajax and Joy engines and compressors (up to 30,000 horsepower) for which Cooper Compression provides replacement parts and service on a worldwide basis. During 2004, a major expansion to the Company’s industry-leading turbocharger capabilities was completed, providing expanded services and faster product deliverability.

     Cooper Compression’s channel to market utilizes a distributor network in North America for new reciprocating compressors and direct selling for most international customers. These channels are continually rationalized to provide maximum exposure for the Company’s products. During 2004, Cooper Compression continued to refine its channels and has added new partners in key markets and locations to better support the current strong compression needs.

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

     Cooper Compression continued its restructuring efforts in 2002 with the decision to close an additional 13 facilities worldwide in order to properly size the business to current market conditions. These actions were largely completed during 2003.

     In 2004, the Turbine Services group moved into a newly renovated facility and Cooper Compression division management relocated to its new Bingle Road (Houston) headquarters.

     Cooper Compression’s primary customers in reciprocating technology include gas transmission companies, compression leasing companies, oil and gas producers and processors and independent power producers.

Centrifugal Technology

     Cooper Compression also manufactures and supplies integrally geared centrifugal compressors, compressor systems, as well as aftermarket services, to customers around the world. Centrifugal air compressors, used primarily in manufacturing processes, are sold under the trade name of Turbo Air, with specific models including the TA-2000, TAC-2000, TA-3000, TA-6000, TA-11000 and TA-20000. Engineered compressors are used in the process air and gas markets and are identified by the trade names of Turbo Air and MSG.

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

Market Issues

     Cooper Cameron, through its segments, is one of the leaders in the global market for the supply of petroleum production equipment. Cooper Cameron believes that it is well positioned to serve these markets. Plant and service center facilities around the world in major oil- and gas-producing regions provide a broad market coverage.

     The global market continues to be a source of growth for Cooper Cameron. The desire to expand oil and gas resources and transmission capacity in developed and developing countries, for both economic and political reasons, continues to be a major factor affecting market demand. Additionally, establishment of industrial infrastructure in the developing countries will necessitate the growth of basic industries that require plant air and process compression equipment. Production and service facilities in North and South America, Europe, the Far and Middle East and West Africa provide the Company with the ability to serve the global marketplace.

     In each of Cooper Cameron’s business segments, a large population of installed engines, compression equipment, and oil and gas production equipment exists in the worldwide market segments. The rugged, long-lived nature of the equipment provides a relatively stable repair parts and service business. However, with respect to Cooper Compression, approximately 35% of that segment’s revenues come from the sale of replacement parts for equipment that the Company no longer manufactures. Many of these units have been in service for long periods of time and are gradually being replaced. As this installed base of legacy equipment declines, the Company’s potential market for parts orders is also reduced. In recent years, the Company’s revenues from replacement parts associated with legacy equipment have declined nominally. Notwithstanding, significant product development and service attention is directed toward this legacy population in order to keep them in service. Retrofits targeted to emissions reduction, efficiency improvement and safety remain areas of focus.

     In recent years, the Company’s Cameron Division has been expanding into the deepwater subsea systems market. This market is significantly different from the Company’s other markets since deepwater subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Deepwater subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project, and (iv) often involve the application of existing technology to new environments and, in some cases, new technology. These projects accounted for nearly 15% of revenues in 2004.

Geographic Breakdown of Revenues

     Revenues for the years ended December 31, 2004 and 2003 were generated from shipments to the following regions of the world (dollars in thousands):

			Increase
Region	2004	2003	(Decrease)
North America	$859,126	$783,427	$75,699
South America	89,726	79,114	10,612
Asia, including Middle East	390,374	261,481	128,893
Africa	438,060	195,739	242,321
Europe	292,775	299,011	(6,236)
Australia, New Zealand And Other	22,784	15,574	7,210

	$2,092,845	$1,634,346	$458,499

New Product Development

     Cameron has introduced several new drilling products during the last several years. These new products include the 3.5 million-pound load capacity LoadKing™riser system, used for drilling in up to 10,000-foot water depths; a new lightweight and lower-cost locking mechanism for subsea BOPs; and a new generation of variable-bore ram packers. Other Cameron-developed products have won awards for innovation. Cameron’s Freestanding Drilling Riser, introduced in 1999, was a winner of the Petroleum Engineer International Special Meritorious Award for Engineering Innovation. During 2002, Cameron’s new Environmental Safe Guard system received World Oil® magazine’s prestigious “Next Generation” award as “Best Drilling/Completion Solution.”

     During 2002, Cameron marked the tenth anniversary of its introduction of the patented SpoolTree™ subsea production system, a tree design referred to generically as a horizontal subsea tree. The SpoolTree has received numerous awards for its advanced technology and innovation, was recognized for its contributions to the industry at the Offshore Technology Conference in Houston during May 2002, and resulted in Cameron receiving the prestigious Queen’s Award for Enterprise in the U.K. in 2002. A Cameron SpoolTree was installed in 2002 at a depth of 7,209 feet in Marathon’s Camden Hill field in the Gulf of Mexico, a record depth at the time.

     In May 2004, the Cameron division unveiled its CameronDC subsea production system at the Offshore Technology Conference in Houston, Texas. This is the world’s first DC-powered, all-electric system, designed for increased reliability and improved performance in deepwater applications. The Company has more than 45 patents on this system.

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

     During 2003, Cameron began production of a new lower-cost compact wellhead system. Several of these systems were installed in fields in upstate New York. Additionally, a new valve was designed for extreme applications where manually operated valves would not be a preferred option. This product has been successful in large-bore, high-pressure gas applications and in well stimulation activity, particularly in the Gulf Coast region.

     In 2000, CCV completed the development of a range of 2” to 16” ball valves capable of performing at pressures of 10,000 psi and in water depths of 10,000 feet.

     In 2004, CCV introduced a new actuator named ActraCam™ to operate its all-welded Cameron ball valve.

     Through the introduction of its new compressor frames, Cooper Compression’s standard product range was extended up to 2,500 horsepower, positioning it as a viable supplier of turbo plant air compressors in a wide range of horsepowers. One of the new products, the TAC-2000, won 2001’s Silver Award for Product of the Year from Plant Engineering magazine. In 2001, remote monitoring was added to the control system capabilities. The new Vantage controller is available as an upgrade kit for both proprietary and competitor compressors.

     Cooper Compression’s product range has been expanded through the addition of new compressor frames (TA-6000, TAC-2000, TA-11000 and TA-20000) and the addition of trademarked accessories such as Dry Pak heat of compression dryers and Turboblend, a hydro-cracked turbomachinery lubricating oil. In 2001, the Engineered Compressor product line was redefined and the MSG Renaissance program was introduced to update the MSG product line.

     Cooper Compression has focused product development resources to further expand its high-efficiency plant air compressor line and to provide engineered compressors matched to the requirements of its customers. The latter is being achieved by advances in aerodynamic and rotor dynamic analytical design capability. The year 2001 saw the addition of centrifugal gas applications.

     Cooper Compression’s suite of reciprocating compressors was also expanded in 2004. New compressor frames and cylinders will be introduced in the future, further expanding the broad product line.

Competition

     Cooper Cameron competes in all areas of its operations with a number of other companies, some of which have financial and other resources comparable to or greater than those of Cooper Cameron.

     Cooper Cameron has a leading position in the petroleum production equipment markets, particularly with respect to its high-pressure products. In these markets, Cooper Cameron competes principally with Balon Corporation, Circor International, Inc., Dril-Quip, Inc., Dresser Valve, FMC Technologies, Inc., Hydril Company, Aker Kvaerner, Masterflo, Varco International, Inc., Wood Group, Vetco International, NATCO Group, Inc., CB & I Howe-Baker, Hanover Compressor Company, Tyco International Ltd., Petrovalve (a Flotek Industries, Inc. company), Pibiviese, PBV-USA, Inc. (a Zy-Tech Global Industries company), Bettis, Shafer (Valve Automation division of Emerson Process Management, FlowServ (an Edwards Valves company), and GE Gemini (a member of the GE Oil & Gas Group).

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

     Cooper Cameron also has a strong position in the compression equipment markets. In these markets, Cooper Cameron competes principally with the Dresser-Rand division of First Reserve Corporation, Demag, GHH/Borsig, Elliott Company (an Elliott Ebara Group company) Ariel Corporation, Atlas-Copco AB, Endyn Energy Dynamics, CECO (a Compressor Engineering Corporation company), Hoerbiger Group, TCS, Universal Compression and IR Air Solutions The principal competitive factors in the compression equipment markets are engineering and design capabilities, product performance, reliability and quality, service and price. Cooper Cameron has a competent engineering staff and skilled technical and service representatives, with service centers located throughout the world.

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

     All of Cooper Cameron’s Asian, European and Latin American manufacturing plants are ISO certified and API licensed. Most of the U.S. plants are ISO certified, and certification is planned for the remainder. ISO is an internationally recognized verification system for quality management.

Backlog

     Cooper Cameron’s backlog was approximately $1,000.0 million at December 31, 2004, (approximately 85% of which is expected to be shipped during 2005) as compared to $946.6 million at December 31, 2003, and $827.8 million at December 31, 2002. Backlog consists of customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled.

Patents, Trademarks and Other Intellectual Property

     As part of its ongoing research, development and manufacturing activities, Cooper Cameron has a policy of seeking patents when appropriate on inventions involving new products and product improvements. Cooper Cameron owns 280 unexpired United States patents and 500 unexpired foreign patents. During 2004, 18 new U.S. and 41 new foreign patent applications were filed.

     Although in the aggregate these patents are of considerable importance to the manufacturing of many of its products, Cooper Cameron does not consider any single patent or group of patents to be material to its business as a whole.

     Trademarks are also of considerable importance to the marketing of Cooper Cameron’s products. Cooper Cameron considers the following trade names to be material to its business as a whole: Cameron, Cooper-Bessemer, Ajax, Willis and W-K-M. Other important trademarks used by Cooper Cameron include C-B Turbocharger™, Demco, DryPak, Dynacentric™, Dynaseal™, Enterprise, Foster, Genuine Joy, H & H™, McEvoy, MSG, NAVCO®, Nickles Industrial, Nutron®, Orbit, Penn, POW-R-SEAL™, Quad 2000™, SAF-T-SEAL™, Superior, TA, Texcentric, Thornhill Craver, TruSeal, Turbine Specialties (Reciprocating Products), Turbo Air VANTAGE™, TwinSeal, TBV, Techno, Petreco, Vortoil, Krebs, Unicel, Wemco, Metrol, KCC, Depurator and BFCC.

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

Employees

     As of December 31, 2004, Cooper Cameron had approximately 8,825* employees, of which approximately 1,893 were represented by labor unions. On July 1, 2004, Cameron signed a new two-year contract, expiring on June 30, 2006, with the Shipbuilding and Marine Engineering Employees’ Union representing 235 employees in its

Singapore facility. In addition, Cameron signed a two-year contract on August 22, 2004, expiring on August 19, 2006, with the International Association of Machinist and Aerospace Workers representing 46 workers at its Brookshire, Texas facility. The Company’s relations with both of these unions are excellent and the signing of these agreements provides a stable environment for both facilities. There are no agreements scheduled to expire in 2005. Labor relations with these and other bargaining units are excellent.

     With the acquisition in November 2004 of PCC, Cameron added a unionized facility in Campina, Romania. The agreement with Contract Colectiv de Munca (PCC Sterom S.A. — Union PCC Sterom) represents 525 manufacturing employees.

     The PCC acquisition also added two unions to the Cooper Cameron Valves organization. In Italy, approximately 85 management and hourly employees are covered by two national contracts, FNDI and FION CGIL. These contracts will expire in 2006.

*net of contractors

Executive Officers of the Registrant

Name and Age	Present Principal Position and Other Material Positions Held During Last Five Years
Sheldon R. Erikson (63)	Chairman, President and Chief Executive Officer since January 1995 and Chairman since May 1996. Chairman of the Board from 1988 to January 1995 and President and Chief Executive Officer from 1987 to January 1995 of The Western Company of North America.

Franklin Myers (52)	Senior Vice President of Finance and Chief Financial Officer since January 2003. Senior Vice President from July 2001 to January 2003, Senior Vice President and President of the Cooper Energy Services division from August 1998 to July 2001 and Senior Vice President, General Counsel and Secretary from April 1995 to July 1999.

John D. Carne (56)	Vice President since May 2003. President, Cooper Cameron Valves since April 2002. Director of Operations, Eastern Hemisphere, Cameron Division from 1999 to March 2002. Plant Manager, Leeds, England, Cameron Division from 1996 to 1999. Director of Operations, U.K. & Norway, Cooper Energy Services (U.K.) Ltd. from 1988 to 1996.

Michael C. Jennings (39)	Vice President and Treasurer since May 2000. Vice President, Finance of UNIMIN Corporation from December 1998 to May 2000.

William C. Lemmer (60)	Vice President, General Counsel and Secretary since July 1999. Vice President, General Counsel and Secretary of Oryx Energy Company from 1994 to March 1999.

Jack B. Moore (51)	Vice President since May 2003. President, Cameron Division since July 2002. Vice President and General Manager, Cameron Western Hemisphere from July 1999 to July 2002. Vice President Western Hemisphere Operations, Vice President Eastern Hemisphere, Vice President Latin American Operations, Director Human Resources, Director Market Research and Director Materials of Baker Hughes Incorporated from 1976 to July 1999.

Robert J. Rajeski (59)	Vice President since July 2000. President, Cooper Compression since October 2002. President, Cooper Turbocompressor division from July 1999 to October 2002 and President, Cooper Energy Services division from July 2001 to October 2002. Vice President and General Manager of Ingersoll-Dresser Pump Co., Engineered Pump division from 1994 to July 1999.

Name and Age	Present Principal Position and Other Material Positions Held During Last Five Years
Jane C. Schmitt (53)	Vice President, Human Resources since May 1999. Vice President, Compensation and Benefits from 1996 to 1999, and Director, Compensation and Benefits from 1995 to 1996. Acting Vice President, Human Resources of the CES division from September 1998 to October 1999.

Charles M. Sledge (39)	Vice President and Corporate Controller since July 2001. Senior Vice President, Finance and Treasurer from 1999 to June 2001, and Vice President, Controller from 1996 to 1999, of Stage Stores, Inc., a chain of family apparel stores. Stage Stores, Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in June 2000 and successfully emerged from bankruptcy protection in August 2001.

Dalton L. Thomas (55)	Vice President, Operations Support, since February 18, 2004. President, Cameron division from July 1998 to 2001. Vice President, Eastern Hemisphere for Cameron division from 1995 to July 1998.

Available Information

     Cooper Cameron’s website is www.coopercameron.com. Information available free of charge on the Company’s website includes previously filed reports with the Securities and Exchange Commission (SEC), charters of the Company’s Audit and Compensation and Governance Committees of the Board, the Company’s Code of Ethics for Management Personnel and Code of Business Conduct and Ethics for Directors, The Company’s Corporate Governance Guidelines, press releases and other documents that may be required to be made available by the SEC or the New York Stock Exchange. The information on the Company’s website is updated as soon as reasonably practicable.

     The information on the Company’s website is not, and shall not be deemed to be, a part of this Form 10-K or any other filing the Company makes with the SEC. Additionally, the Company's previously filed reports and statements are also available at the SEC’s website, www.sec.gov.

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

Christmas tree. An assembly of valves, pipes and fittings used to control the flow of oil and gas from a well.

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

Wellhead. The equipment installed at the surface of a wellbore to maintain control of a well and including equipment such as the casing head, tubing head and Christmas tree.

ITEM 2. PROPERTIES

     The Company currently operates manufacturing plants ranging in size from approximately 21,000 square feet to approximately 447,000 square feet of manufacturing space. The Company also owns and leases warehouses, distribution centers, aftermarket and storage facilities, and sales offices. The Company leases its corporate headquarters office space and space for the Cameron and CCV division headquarters in Houston, Texas.

     The Company manufactures, markets and sells its products and provides services throughout the world, operating facilities in numerous countries. At December 31, 2004, the significant facilities used by Cooper Cameron throughout the world for manufacturing, distribution, aftermarket services, machining, storage and warehousing contained an aggregate of approximately 7,384,753 square feet of space, of which approximately 5,272,298 square feet (71%) was owned and 2,112,455 (29%) was leased. Of this total, approximately 4,460,828 square feet of space (60%) is located in the United States and Canada, 410,259 square feet of space (6%) is located in Mexico and South America, and 2,513,666 square feet of space (34%) is located in Europe, Africa and Asia. The table below shows the number of significant manufacturing, warehouse and distribution and aftermarket facilities by business segment and geographic area. Cameron and CCV share space in certain facilities and, thus, are being reported together.

			Asia/Pacific
	Western	Eastern	and	West
	Hemisphere	Hemisphere	Middle East	Africa	Total
Cameron and CCV	66	23	10	6	105
Cooper Compression	24	2	1	0	27

     Cooper Cameron believes its facilities are suitable for their present and intended purposes and are adequate for the Company’s current and anticipated level of operations.

ITEM 3. LEGAL PROCEEDINGS

     Cooper Cameron is a party to various legal proceedings and administrative actions, including certain environmental matters discussed below. In the opinion of Cooper Cameron’s management, such proceedings and actions should not, individually or in aggregate, have a material adverse effect on the Company’s results of operations or financial condition.

     Environmental Matters

     The Company’s worldwide operations are subject to domestic and international regulations with regard to air, soil and water quality as well as other environmental matters. The Company, through its environmental management system and active audit program, believes it is in substantial compliance with these regulations. Cooper Cameron is committed to the health and safety of its employees, neighbors and users of its products and to the protection of the environment.

     Cooper Cameron has been identified under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) as a potentially responsible party (“PRP”) at four Superfund sites.

     The Company’s involvement at three of the sites is believed to be at a de minimis level. The fourth site is Osborne, Pennsylvania (a landfill into which the Cooper Compression operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. The Company believes, based on its review and other factors, that the estimated costs related to these sites will not have a material adverse effect on the Company’s results of operations, financial condition or liquidity. Additionally, the Company has discontinued operations at a number of other sites which had previously been in existence for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. Remediation costs are accrued based upon estimates related to known environmental conditions and existing environmental regulations and those costs are not discounted. Such costs primarily represent testing, monitoring and treatment costs. As of December 31, 2004, the Company’s consolidated financial statements include a liability balance of $7.3 million for environmental matters. See “Environmental Remediation” in Management’s Discussion and Analysis of Results of Operations and Financial Condition of Cooper Cameron for additional information.

     Cooper Cameron is a named defendant in three lawsuits regarding contaminated underground water in a residential area adjacent to a former manufacturing site of one of its predecessors. In Valice v. Cooper Cameron Corporation (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), the plaintiffs claim that the contaminated underground water has reduced property values and threatens the health of the area residents and request class action status which, to date, has not been granted. The plaintiffs seek an analysis of the contamination, reclamation, and recovery of actual damages for the loss of property value. There are approximately 150 homes in the affected area with an estimated aggregate appraised value of approximately $150 million. In Oxman vs. Meador, Marks, Heritage Texas Properties, and Cooper Cameron Corporation (80th Jud. Dist. Ct., Harris County, filed February 7, 2003), and Kramer v. Cooper Cameron (190th Judicial District, Harris County, filed May 29, 2003), the plaintiffs purchased property in the area and allege a failure by the defendants to disclose the presence of contamination and seek to recover unspecified monetary damages. The Company has been and is currently working with the Texas Commission on Environmental Quality and continues to monitor the underground water in the area. The Company is of the opinion that there is no risk to area residents and that the lawsuits, to the extent they have any merit, essentially reflect concerns over possible declines in property value. In an effort to mitigate homeowners’ concerns and reduce potential exposure from any such decline in property values, the Company has entered into 22 written agreements with residents that obligate the Company to either reimburse sellers in the area for the estimated decline in value due to a potential buyer’s concerns related to the contamination or to purchase the property after an agreed marketing period. Twelve of these agreements remain outstanding. To date, the Company has 3 properties it has purchased that remain unsold, with an aggregate appraised value of $11,315,000 The Company has also negotiated settlements with owners of 4 properties sold in the area which were not subject to any written agreement with the Company. The Company has recognized total expenses of $4.8 million related to the various agreements with homeowners. The Company believes any potential exposure from these agreements, or, based on its review of the facts and law, any potential exposure from these, or similar, suits will not have a material adverse effect on its results of operations, financial condition or liquidity.

     Other Matters

     Cooper Cameron has been a named defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995, 132 of which have been closed and 262 of which remain open. Of the 132 cases closed, 45 have been by settlement at a cost of approximately $19,000 per case. The Company made no settlement payments in the remaining 87 cases. As of December 31, 2004, the Company’s consolidated balance sheet included a liability of $3.4 million for the 262 cases which remain open. The Company believes, based on its review of the facts and law, that the potential exposure from the remaining suits will not have a material adverse effect on its results of operations, financial condition or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The common stock of Cooper Cameron, par value $.01 per share (together with the associated Rights to Purchase Series A Junior Participating Preferred Stock), is traded on the New York Stock Exchange (“NYSE”). No dividends were paid during 2004.

     The following table indicates the range of trading prices on the NYSE for January 2, 2004 through December 31, 2004 and for January 2, 2003 through December 31, 2003.

	Price Range ($)
	High	Low	Last
2004
First Quarter	$49.49	$40.05	$44.05
Second Quarter	50.81	42.93	48.70
Third Quarter	55.30	46.96	54.84
Fourth Quarter	56.74	47.24	53.81

	Price Range ($)
	High	Low	Last
2003
First Quarter	$54.55	$44.00	$49.51
Second Quarter	55.60	44.80	50.38
Third Quarter	51.50	45.00	46.21
Fourth Quarter	48.66	40.98	46.60

     As of February 18, 2005, the approximate number of stockholders of record of Cooper Cameron common stock was 1,423.

     Information concerning securities authorized for issuance under equity compensation plans is included in Note 9 of the Notes to Consolidated Financial Statements, which notes are incorporated herein by reference in Part II, Item 8 hereof (“Notes to Consolidated Financial Statements”).

ITEM 6. SELECTED FINANCIAL DATA

     The information set forth under the caption “Selected Consolidated Historical Financial Data of Cooper Cameron Corporation” on page 66 in the 2004 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition of Cooper Cameron Corporation” on pages 25-36 in the 2004 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information for this item is set forth in the section entitled “Market Risk Information” on page 35 in the 2004 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company and the independent registered public accounting firm’s report set forth on pages 38-65 in the 2004 Annual Report to Stockholders are incorporated herein by reference:

     Report of Independent Registered Public Accounting Firm on Report on Controls Over Financial Reporting.

     Report of Independent Registered Public Accounting Firm.

     Consolidated Results of Operations for each of the three years in the period ended December 31, 2004.

     Consolidated Balance Sheets as of December 31, 2004 and 2003.

     Consolidated Cash Flows for each of the three years in the period ended December 31, 2004.

     Consolidated Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2004.

     Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined by Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Other than the conversion of the Company’s Petreco operations to its enterprise-wide business and financial system, there has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

     The information set forth under the caption “Management’s Report on Internal control over financial Reporting” on page 37 of the 2004 Annual Report to Stockholders is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Section 16(a) compliance, the Audit Committee, the Company’s Code of Business Ethics and Ethics for Directors, shareholder nominating procedures and background of the directors appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance”, “Information Concerning the Board of Directors”, and “Security Ownership of Management” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders is hereby incorporated by reference.

     The Registrant has adopted a code of ethics that applies to all employees, including its principal executive officer, principal financial officer, principal accounting officer and its Board of Directors. A copy of the code of ethics is available on the Registrant’s Internet website at www.coopercameron.com and is available in print to any shareholder free of charge upon request. The Registrant intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, by posting such information on its website at the Internet website address set forth above.

     The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is incorporated by reference in this section.

ITEM 11. EXECUTIVE COMPENSATION

     Information appearing under the captions “Directors’ Compensation” and “Executive Compensation” (other than the Compensation and Governance Committee Report on Executive Compensation) in the 2005 Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information setting forth the security ownership of certain beneficial owners and management appearing under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” and information appearing under the caption “Equity Compensation Tables” in the 2005 Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain related transactions appearing under the captions “Governance” and “Executive Compensation” in the 2005 Proxy Statement is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information appearing under the captions “Principal Accountant Firm Fees” and “Pre-approval Policies and Procedures” in the 2005 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1)	Financial Statements:

All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cooper Cameron Corporation

We have audited the consolidated financial statements of Cooper Cameron Corporation (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated February 23, 2005 (incorporated by reference in this Form 10-K). Our audits also included the financial statement schedule included in Item 15(a)(2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

ERNST & YOUNG LLP

Houston, Texas
February 23, 2005

Schedule II — Valuation and Qualifying Accounts
(dollars in thousands)

		Additions
	Balance at	Charged to	Charged			Balance at
	beginning	costs and	to other			end of
Description	of period	expenses	accounts	Deductions (a)	Translation	period
YEAR ENDED DECEMBER 31, 2004:
Allowance for doubtful accounts	$1,823	$3,313	$145	$(781)	$13	$4,513
Allowance for obsolete and excess inventory	$37,317	$18,659	$2,500	$(10,019)	$(679)	$47,778
YEAR ENDED DECEMBER 31, 2003:
Allowance for doubtful accounts	$2,170	$15	$—	$(388)	$26	$1,823
Allowance for obsolete and excess inventory	$35,355	$8,506	$—	$(6,784)	$240	$37,317
YEAR ENDED DECEMBER 31, 2002:
Allowance for doubtful accounts	$3,993	$396	$—	$(2,268)	$49	$2,170
Allowance for obsolete and excess inventory	$24,732	$17,950	$—	$(7,454)	$127	$35,355

(a) Write-offs of uncollectible receivables or obsolete inventory

(3)	Exhibits:

3.1	Amended and Restated Certificate of Incorporation of Cooper Cameron Corporation, dated June 30, 1995, filed as Exhibit 4.2 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Cooper Cameron Corporation, filed as Exhibit 4.3 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-57995), and incorporated herein by reference.

3.3	Second Amended and Restated Bylaws of Cooper Cameron Corporation, filed as Exhibit 3.3 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

4.1	Form of Rights Agreement, dated as of May 1, 1995, between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, filed as Exhibit 4.1 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

4.2	First Amendment to Rights Agreement between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, dated November 1, 1997, filed as Exhibit 4.2 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

4.3	Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 4, 1998 (Registration Statement No. 333-51705), and incorporated herein by reference.

10.1	Cooper Cameron Corporation Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2003.

10.2	Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.6 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-46638), and incorporated herein by reference.

10.3	First Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.7 to the Registration Statement on Form S-8 filed with the SEC on May 29, 2001 (File No. 333-61820), and incorporated herein by reference.

10.4	Second Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.8 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082), and incorporated herein by reference.

10.5	Third Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.9 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082), and incorporated herein by reference.

10.6	Fourth Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 10.6 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

10.7	Cooper Cameron Corporation Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

10.8*	Cooper Cameron Corporation Retirement Savings Plan, as Amended and Restated, effective May 1, 2003.

10.9*	First through Third Amendments to the Cooper Cameron Corporation Retirement Savings Plan.

10.10*	Merger of the Petreco International, Inc. 401(k) Profit Sharing Plan with and into the Cooper Cameron Corporation Retirement Savings Plan.

10.11*	Merger of the Cooper Cameron Corporation Savings-Investment Plan for Hourly Employees with and into the Cooper Cameron Corporation Retirement Savings Plan.

10.12	Cooper Cameron Corporation Employee Stock Purchase Plan (Registration Statement No. 33-94948), incorporated herein by reference.

10.13	Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.14	First Amendment to Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, effective as of January 1, 1996, filed as Exhibit 10.7 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.15	Cooper Cameron Corporation 2003 Supplemental Excess Defined Contribution Plan, filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed with the SEC on June 18, 2003, of Cooper Cameron Corporation (Commission File No. 333-106225), and incorporated herein by reference.

10.16	First Amendment to Cooper Cameron Corporation 2003 Supplemental Excess Defined Contribution Plan filed as Exhibit 4.14 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003, of Cooper Cameron Corporation (Commission File No. 333-106225), and incorporated herein by reference.

10.17	Cooper Cameron Corporation Compensation Deferral Plan (formerly the Cooper Cameron Corporation Management Incentive Compensation Deferral Plan), effective January 1, 1996, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.18	First Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective July 1, 1998, filed as Exhibit 10.12 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.19	Second Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective January 1, 1999, filed as Exhibit 10.13 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.20	Third Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective January 1, 2000, filed as Exhibit 10.14 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.21	Fourth Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, filed as Exhibit 4.10 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003 (Commission File No. 333-106225), and incorporated herein by reference.

10.22	Fifth Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, filed as Exhibit 4.11 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003 (Commission File No. 333-106225), and incorporated herein by reference.

10.23	Sixth Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, filed as Exhibit 4.12 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003 (Commission File No. 333-106225), and incorporated herein by reference.

10.24	Cooper Cameron Corporation Directors Deferred Compensation Plan, filed as Exhibit 10.7 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.25	Employment Agreement by and between Sheldon R. Erikson and Cooper Cameron Corporation, effective as of August 13, 1999, filed as Exhibit 10.16 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.26	Employment Agreement by and between Franklin Myers and Cooper Cameron Corporation, effective as of September 1, 1999, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.27	Form of Change in Control Agreement, effective November 11, 1999, by and between Cooper Cameron Corporation and Scott Amann, Jane Crowder Schmitt, William Lemmer and Robert Rajeski, filed as Exhibit 10.19 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.28	Form of Change in Control Agreement, effective July 12, 2000, by and between Cooper Cameron Corporation and Michael C. Jennings, filed as Exhibit 10.22 to the Annual Report on Form 10-K for 2000 of Cooper Cameron Corporation, and incorporated herein by reference.

10.29	Form of Change in Control Agreement, effective October 10, 2002, by and between Cooper Cameron Corporation and Charles M. Sledge, filed as Exhibit 10.23 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

10.30	Form of Change in Control Agreement, effective May 8, 2003, by and between Cooper Cameron Corporation and John Carne and Jack Moore, filed as Exhibit 10.27 to the Annual Report on Form 10-K for 2003 of Cooper Cameron Corporation, and incorporated herein by reference.

10.31	Amended and Restated Management Incentive Compensation Plan of Cooper Cameron Corporation, incorporated herein by reference to the Cooper Cameron Corporation 2000 Proxy Statement for the Annual Meeting of Stockholders held on May 11, 2000.

10.32	Change in Control Policy of Cooper Cameron Corporation, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.33	Executive Severance Program of Cooper Cameron Corporation, approved July 20, 2000, filed as Exhibit 10.25 to the Annual Report on Form 10-K for 2000 of Cooper Cameron Corporation, and incorporated herein by reference.

10.34	Credit Agreement, dated as of December 12, 2003, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and Bank One, as agent, filed as Exhibit 10.31 to the Annual Report on Form 10-K for 2003 of Cooper Cameron Corporation, and incorporated herein by reference.

10.35	Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Buffalo, New York Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57991), incorporated herein by reference.

10.36*	First through Eighth Amendments to the Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Buffalo, New York Plant.

10.37	Cooper Cameron Corporation Savings-Investment Plan for Hourly Employees, filed as Exhibit 4.7 to the Registration Statement on Form S-8 (Registration No. 333-77641), incorporated herein by reference.

10.38*	First through Fifth Amendments to the Cooper Cameron Corporation Savings-Investment Plan for Hourly Employees.

10.39	Cooper Cameron Corporation Directors’ 2001 Deferred Compensation Plan dated February 7, 2001, filed as Exhibit 10.33 to the Annual Report on Form 10-K for 2001 of Cooper Cameron Corporation, and incorporated herein by reference.

10.40	Form of Indemnification Agreement, effective February 20, 2003, by and between Cooper Cameron Corporation and Nathan M. Avery, C. Baker Cunningham, Sheldon R. Erikson, Lamar Norsworthy, Michael E. Patrick, David Ross and Bruce W. Wilkinson, filed as Exhibit 10.32 to the Annual Report on Form 10-K/A for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

10.41	Form of Indemnification Agreement, effective February 20, 2003, by and between Cooper Cameron Corporation and Mr. Jeff Altamari, Mr. Steve P. Beatty, Mr. John Carne, Ms. Jane Crowder Schmitt, Mr. Hal Goldie, Mr. Michael C. Jennings, Mr. William C. Lemmer, Mr. Jack B. Moore, Mr. Franklin Myers, Mr. Robert Rajeski, Mr. Charles M. Sledge, and Mr. Rick Steans, filed as Exhibit 10.36 to the Annual Report on Form 10-K for 2003 of Cooper Cameron Corporation, and incorporated herein by reference.

10.42	Sixth Amendment to the Cooper Cameron Corporation Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the annual meeting of Stockholders held on May 8, 2003.

10.43*	First Amendment to the Cooper Cameron Corporation Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors.

10.44*	Seventh Amendment to the Cooper Cameron Corporation Long-Term Incentive Plan.

10.45	Form of Stock Option Agreement for grants dated November 22, 2004, under the Cooper Cameron Corporation Long-Term Incentive Plan, filed as an exhibit to a Form 8-K filed on January 18, 2005.

10.46*	Amendment to the Employment Agreement between Cooper Cameron Corporation and Charles M. Sledge, dated December 21, 2004.

10.47*	Amendment to the Employment Agreement between Cooper Cameron Corporation and Franklin Myers, dated August 16, 2004.

10.48*	Amendment to the Employment Agreement between Cooper Cameron Corporation and Sheldon R. Erikson, dated August 24, 2004.

10.49*	Change of Control Agreement, dated February 19, 2004, by and between Dalton Thomas and Cooper Cameron Corporation.

10.50*	Form of Restricted Stock Agreement for Restricted Stock Units granted on January 1, 2005.

13.1*	Portions of the 2004 Annual Report to Stockholders are included as an exhibit to this report and have been specifically incorporated by reference elsewhere herein.

14.1	Code of Business Conduct and Ethics for Directors incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the annual meeting of Stockholders held on May 8, 2003.

14.2*	Code of Ethics for Management Personnel.

14.3*	Standards of Conduct.

21.1*	Subsidiaries of registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOPER CAMERON CORPORATION
Registrant

By:	/s/ Charles M. Sledge

(Charles M. Sledge)
Vice President and Corporate Controller
(Principal Accounting Officer)

Date: February 25, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 25th day of February, 2005, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/ Nathan M. Avery
(Nathan M. Avery)	Director

/s/ C. Baker Cunningham
(C. Baker Cunningham)	Director

/s/ Sheldon R. Erikson	Chairman, President and Chief Executive Officer
(Sheldon R. Erikson)	(principal executive officer)

/s/ Peter J. Fluor

(Peter J. Fluor)	Director

/s/ Lamar Norsworthy

(Lamar Norsworthy)	Director

/s/ Michael E. Patrick

(Michael E. Patrick)	Director

/s/ David Ross III

(David Ross III)	Director

/s/ Bruce W. Wilkinson

(Bruce W. Wilkinson)	Director

/s/ Franklin Myers	Senior Vice President, Finance and Chief Financial Officer

(Franklin Myers)	(principal financial officer)

EXHIBIT INDEX

Exhibit		Sequential
Number	Description	Page Number
3.1	Amended and Restated Certificate of Incorporation of Cooper Cameron Corporation, dated June 30, 1995, filed as Exhibit 4.2 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Cooper Cameron Corporation, filed as Exhibit 4.3 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-57995), and incorporated herein by reference.

3.3	Second Amended and Restated Bylaws of Cooper Cameron Corporation, filed as Exhibit 3.3 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

4.1	Form of Rights Agreement, dated as of May 1, 1995, between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, filed as Exhibit 4.1 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

4.2	First Amendment to Rights Agreement between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, dated November 1, 1997, filed as Exhibit 4.2 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

4.3	Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 4, 1998 (Registration Statement No. 333-51705) incorporated herein by reference.

10.1	Cooper Cameron Corporation Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2003.

10.2	Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.6 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-46638), and incorporated herein by reference.

10.3	First Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.7 to the Registration Statement on Form S-8 filed with the SEC on May 29, 2001 (File No. 333-61820), and incorporated herein by reference.

10.4	Second Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.8 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082), and incorporated herein by reference.

10.5	Third Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.9 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082), and incorporated herein by reference.

10.6	Fourth Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 10.6 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

Exhibit		Sequential
Number	Description	Page Number
10.7	Cooper Cameron Corporation Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

10.8*	Cooper Cameron Corporation Retirement Savings Plan, as Amended and Restated, effective May 1, 2003.

10.9*	First through Third Amendments to the Cooper Cameron Corporation Retirement Savings Plan.

10.10*	Merger of the Petreco International, Inc. 401(k) Profit Sharing Plan with and into the Cooper Cameron Corporation Retirement Savings Plan.

10.11*	Merger of the Cooper Cameron Corporation Savings-Investment Plan for Hourly Employees with and into the Cooper Cameron Corporation Retirement Savings Plan.

10.12	Cooper Cameron Corporation Employee Stock Purchase Plan (Registration Statement No. 33-94948), incorporated herein by reference.

10.13	Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.14	First Amendment to Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, effective as of January 1, 1996, filed as Exhibit 10.7 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.15	Cooper Cameron Corporation 2003 Supplemental Excess Defined Contribution Plan, filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed with the SEC on June 18, 2003, of Cooper Cameron Corporation (Commission File No. 333-106225), and incorporated herein by reference.

10.16	First Amendment to Cooper Cameron Corporation 2003 Supplemental Excess Defined Contribution Plan filed as Exhibit 4.14 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003, of Cooper Cameron Corporation (Commission File No. 333-106225), and incorporated herein by reference.

10.17	Cooper Cameron Corporation Compensation Deferral Plan (formerly the Cooper Cameron Corporation Management Incentive Compensation Deferral Plan), effective January 1, 1996, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.18	First Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective July 1, 1998, filed as Exhibit 10.12 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.19	Second Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective January 1, 1999, filed as Exhibit 10.13 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.20	Third Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective January 1, 2000, filed as Exhibit 10.14 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

Exhibit		Sequential
Number	Description	Page Number
10.21	Fourth Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, filed as Exhibit 4.10 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003 (Commission File No. 333-106225), and incorporated herein by reference.

10.22	Fifth Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, filed as Exhibit 4.11 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003 (Commission File No. 333-106225), and incorporated herein by reference.

10.23	Sixth Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, filed as Exhibit 4.12 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003 (Commission File No. 333-106225), and incorporated herein by reference.

10.24	Cooper Cameron Corporation Directors Deferred Compensation Plan, filed as Exhibit 10.7 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.25	Employment Agreement by and between Sheldon R. Erikson and Cooper Cameron Corporation, effective as of August 13, 1999, filed as Exhibit 10.16 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.26	Employment Agreement by and between Franklin Myers and Cooper Cameron Corporation, effective as of September 1, 1999, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.27	Form of Change in Control Agreement, effective November 11, 1999, by and between Cooper Cameron Corporation and Scott Amann, Jane Crowder Schmitt, William Lemmer and Robert Rajeski, filed as Exhibit 10.19 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.28	Form of Change in Control Agreement, effective July 12, 2000, by and between Cooper Cameron Corporation and Michael C. Jennings, filed as Exhibit 10.22 to the Annual Report on Form 10-K for 2000 of Cooper Cameron Corporation, and incorporated herein by reference.

10.29	Form of Change in Control Agreement, effective October 10, 2002, by and between Cooper Cameron Corporation and Charles M. Sledge, filed as Exhibit 10.23 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

10.30	Form of Change in Control Agreement, effective May 8, 2003, by and between Cooper Cameron Corporation and John Carne and Jack Moore, filed as Exhibit 10.27 to the Annual Report on Form 10-K for 2003 of Cooper Cameron Corporation, and incorporated herein by reference.

10.31	Amended and Restated Management Incentive Compensation Plan of Cooper Cameron Corporation, incorporated herein by reference to the Cooper Cameron Corporation 2000 Proxy Statement for the Annual Meeting of Stockholders held on May 11, 2000.

Exhibit		Sequential
Number	Description	Page Number
10.32	Change in Control Policy of Cooper Cameron Corporation, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.33	Executive Severance Program of Cooper Cameron Corporation, approved July 20, 2000, filed as Exhibit 10.25 to the Annual Report on Form 10-K for 2000 of Cooper Cameron Corporation, and incorporated herein by reference.

10.34	Credit Agreement, dated as of December 12, 2003, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and Bank One, as agent, filed as Exhibit 10.31 to the Annual Report on Form 10-K for 2003 of Cooper Cameron Corporation, and incorporated herein by reference.

10.35	Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Buffalo, New York Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57991), incorporated herein by reference.

10.36*	First through Eighth Amendments to the Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Buffalo, New York Plant.

10.37	Cooper Cameron Corporation Savings-Investment Plan for Hourly Employees, filed as Exhibit 4.7 to the Registration Statement on Form S-8 (Registration No. 333-77641), incorporated herein by reference.

10.38*	First through Fifth Amendments to the Cooper Cameron Corporation Savings-Investment Plan for Hourly Employees.

10.39	Cooper Cameron Corporation Directors’ 2001 Deferred Compensation Plan dated February 7, 2001, filed as Exhibit 10.33 to the Annual Report on Form 10-K for 2001 of Cooper Cameron Corporation, and incorporated herein by reference.

10.40	Form of Indemnification Agreement, effective February 20, 2003, by and between Cooper Cameron Corporation and Nathan M. Avery, C. Baker Cunningham, Sheldon R. Erikson, Lamar Norsworthy, Michael E. Patrick, David Ross and Bruce W. Wilkinson, filed as Exhibit 10.32 to the Annual Report on Form 10-K/A for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

10.41	Form of Indemnification Agreement, effective February 20, 2003, by and between Cooper Cameron Corporation and Mr. Jeff Altamari, Mr. Steve P. Beatty, Mr. John Carne, Ms. Jane Crowder Schmitt, Mr. Hal Goldie, Mr. Michael C. Jennings, Mr. William C. Lemmer, Mr. Jack B. Moore, Mr. Franklin Myers, Mr. Robert Rajeski, Mr. Charles M. Sledge, and Mr. Rick Steans, filed as Exhibit 10.36 to the Annual Report on Form 10-K for 2003 of Cooper Cameron Corporation, and incorporated herein by reference.

10.42	Sixth Amendment to the Cooper Cameron Corporation Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the annual meeting of Stockholders held on May 8, 2003.

10.43*	First Amendment to the Cooper Cameron Corporation Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors.

Exhibit		Sequential
Number	Description	Page Number
10.44*	Seventh Amendment to the Cooper Cameron Corporation Long-Term Incentive Plan.

10.45	Form of Stock Option Agreement for grants dated November 22, 2004, under the Cooper Cameron Corporation Long-Term Incentive Plan, filed as an exhibit to a Form 8-K filed on January 18, 2005.

10.46*	Amendment to the Employment Agreement between Cooper Cameron Corporation and Charles M. Sledge, dated December 21, 2004.

10.47*	Amendment to the Employment Agreement between Cooper Cameron Corporation and Franklin Myers, dated August 16, 2004.

10.48*	Amendment to the Employment Agreement between Cooper Cameron Corporation and Sheldon R. Erikson, dated August 24, 2004.

10.49*	Change of Control Agreement, dated February 19, 2004, by and between Dalton Thomas and Cooper Cameron Corporation.

10.50*	Form of Restricted Stock Agreement for Restricted Stock Units granted on January 1, 2005.

13.1*	Portions of the 2004 Annual Report to Stockholders are included as an exhibit to this report and have been specifically incorporated by reference elsewhere herein.

14.1	Code of Business Conduct and Ethics for Directors incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the annual meeting of Stockholders held on May 8, 2003.

14.2*	Code of Ethics for Management Personnel.

14.3*	Standards of Conduct.

21.1*	Subsidiaries of registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith