Form 10-Q
period 2005-03-31
COOPER CAMERON CORP
filed 2005-04-27
CIK 941548

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13884

Cooper Cameron Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	76-0451843 (I.R.S. Employer Identification No.)

1333 West Loop South, Suite 1700, Houston, Texas (Address of Principal Executive Offices)	77027 (Zip Code)

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

Yes ☑	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☐

Number of shares outstanding of issuer’s common stock as of April 25, 2005 was 54,933,658.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COOPER CAMERON CORPORATION

CONSOLIDATED CONDENSED RESULTS OF OPERATIONS
(dollars and shares in thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)
REVENUES	$547,888	$462,497

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization)	407,266	345,739
Selling and administrative expenses	78,282	70,866
Depreciation and amortization	19,819	20,518
Interest income	(1,931)	(1,296)
Interest expense	2,406	2,374

Total costs and expenses	505,842	438,201

Income before income taxes	42,046	24,296
Income tax provision	(13,455)	(7,046)

Net income	$28,591	$17,250

Earnings per common share:
Basic	$0.53	$0.32

Diluted	$0.53	$0.31

Shares used in computing earnings per common share:
Basic	53,785	53,835

Diluted	54,407	59,010

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except shares and per share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Cash and cash equivalents	$292,244	$226,998
Receivables, net	412,186	424,767
Inventories, net	452,676	454,713
Other	88,143	98,846

Total current assets	1,245,249	1,205,324
Plant and equipment, net	466,434	478,651
Goodwill, net	418,237	415,102
Other assets	246,972	257,353

TOTAL ASSETS	$2,376,892	$2,356,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$6,903	$7,319
Accounts payable and accrued liabilities	494,905	516,872
Accrued income taxes	5,190	4,069

Total current liabilities	506,998	528,260
Long-term debt	443,164	458,355
Postretirement benefits other than pensions	41,941	42,575
Deferred income taxes	38,553	40,388
Other long-term liabilities	55,749	58,605

Total liabilities	1,086,405	1,128,183

Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized, 54,933,658 shares issued at March 31, 2005 and December 31, 2004	549	549
Capital in excess of par value	946,946	948,740
Retained earnings	300,603	272,012
Accumulated other elements of comprehensive income	75,417	94,974
Less: Treasury stock, 655,726 shares at March 31, 2005 (1,795,843 shares at December 31, 2004)	(33,028)	(88,028)

Total stockholders’ equity	1,290,487	1,228,247

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,376,892	$2,356,430

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income	$28,591	$17,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,529	17,216
Amortization (primarily capitalized software)	2,290	3,303
Non-cash restricted stock compensation	663	—
Deferred income taxes and other	4,103	(3,514)
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	7,665	2,808
Inventories	(1,848)	(15,065)
Accounts payable and accrued liabilities	(17,743)	(22,100)
Other assets and liabilities, net	12,088	5,061

Net cash provided by operating activities	53,338	4,959

Cash flows from investing activities:
Capital expenditures	(11,754)	(9,943)
Acquisitions, net of cash acquired	(1,792)	(85,422)
Sales of short-term investments	—	31,500
Purchases of short-term investments	—	(14,491)
Other	(11)	1,573

Net cash used for investing activities	(13,557)	(76,783)

Cash flows from financing activities:
Loan repayments, net	(1,130)	(54)
Issuance of long-term senior and convertible debt	—	199,862
Redemption of convertible debt	(14,821)	—
Debt issuance costs	—	(900)
Purchase of treasury stock	(6,312)	(10,936)
Activity under stock option plans and other	51,750	3,936

Net cash provided by financing activities	29,487	191,908

Effect of translation on cash	(4,022)	(1,142)

Increase in cash and cash equivalents	65,246	118,942

Cash and cash equivalents, beginning of period	226,998	292,116

Cash and cash equivalents, end of period	$292,244	$411,058

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited

Note 1: Basis of Presentation

     The accompanying Unaudited Consolidated Condensed Financial Statements of Cooper Cameron Corporation (the Company) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial information for the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto filed by the Company on Form 10-K for the year ended December 31, 2004.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include estimated losses on accounts receivable, estimated warranty costs, estimated realizable value on excess or obsolete inventory, contingencies (including legal and tax matters), estimated liabilities for liquidated damages, estimates related to pension accounting and estimates related to deferred tax assets. Actual results could differ materially from these estimates.

Note 2: Stock-Based Compensation

     As described more fully in the Company’s Annual Report on Form 10-K referred to above, the Company measures compensation expense for its stock-based compensation plans using the intrinsic value method. The following table illustrates the pro forma effect on net income and earnings per share if the Company had used the alternative fair value method to recognize stock-based employee compensation expense. The components of pro forma net income were as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Net income, as reported	$28,591	$17,250
Deduct: Total stock-based employee compensation expense determined under the fair value method of all awards, net of tax	(1,307)	(4,378)

Pro forma net income	$27,284	$12,872

Earnings per share:
Basic - as reported	$0.53	$0.32

Basic - pro forma	$0.47	$0.24

Diluted - as reported	$0.53	$0.31

Diluted - pro forma	$0.45	$0.24

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants to employee stock options, to be recognized over their vesting periods in the income statement based on their estimated fair values. In April 2005, the Securities and Exchange Commission (SEC) issued a press release announcing it would provide for a phased-in implementation process for SFAS 123R. SFAS 123R is effective for all public entities in the first annual reporting period beginning after June 15, 2005 which, for the Company, would be 2006. As a result of the SEC’s announcement, the Company is in the process of reassessing the impact of SFAS 123R and has not determined whether it will early adopt SFAS 123R or defer adoption until 2006.

Note 3: Acquisitions

     On January 28, 2005, the Company acquired one hundred percent of the outstanding stock of Ed’s Wellhead Supply (1999) Ltd. (EWS), a wellhead business located in Canada, for approximately $2,200,000, EWS’s results are included in the Company’s consolidated financial statements for the period subsequent to the acquisition date. A preliminary purchase price allocation for the EWS acquisition resulted in goodwill of approximately $228,000 at March 31, 2005, the majority of which will be deductible for income tax purposes. The purchase price allocation is subject to adjustment, as the Company is awaiting additional information relating to the fair value of EWS’s assets and liabilities.

     On November 29, 2004, the Company acquired certain businesses of the PCC Flow Technologies segment of Precision Castparts Corp. (PCC), for approximately $79,668,000, net of cash acquired and debt assumed, subject to adjustment based upon the actual net assets of the businesses at the acquisition date. The operations acquired serve customers in the surface oil and gas production, pipeline, and process markets. The results of the PCC entities acquired are included in the Company’s consolidated financial statements for the period subsequent to the acquisition date. A preliminary purchase price allocation for the PCC Acquisition resulted in goodwill of approximately $10,785,000 at March 31, 2005, the majority of which will not be deductible for income tax purposes. The purchase price allocation is subject to adjustment, as the Company is awaiting additional information relating to the fair value of the PCC entities’ assets and liabilities.

     On July 2, 2004, the Company acquired the assets of Unicel, Inc. (Unicel), a Louisiana-based supplier of oil separation products, for approximately $6,700,000 in cash and a note payable for $500,000. The Unicel acquisition expanded the product offering of Petreco International Inc. (Petreco), acquired earlier in 2004. Unicel’s results are included in the Company’s consolidated financial statements for the period subsequent to the acquisition date. The acquisition resulted in goodwill of approximately $5,702,000 at March 31, 2005, all of which should be deductible for income tax purposes.

     On February 27, 2004, the Company acquired one hundred percent of the outstanding stock of Petreco, a Houston-based supplier of oil and gas separation products, for approximately $89,922,000, net of cash acquired and debt assumed. Petreco provides highly engineered, custom processing products to the oil and gas industry worldwide and provides the Company with additional product offerings that are complementary to its existing products. Petreco’s results are included in the Company’s consolidated financial statements for the period subsequent to the acquisition date. The acquisition resulted in goodwill of $75,732,000 at March 31, 2005, none of which will be deductible for income tax purposes.

Note 4: Receivables

     Receivables consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Trade receivables	$405,087	$414,150
Other receivables	11,310	15,130
Allowances for doubtful accounts	(4,211)	(4,513)

Total receivables	$412,186	$424,767

Note 5: Inventories

     Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Raw materials	$50,318	$63,674
Work-in-process	120,708	119,073
Finished goods, including parts and subassemblies	363,094	346,247
Other	2,996	2,984

	537,116	531,978
Excess of current standard costs over LIFO costs	(35,117)	(29,487)
Allowances	(49,323)	(47,778)

Total inventories	$452,676	$454,713

Note 6: Plant and Equipment and Goodwill

     Plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Plant and equipment, at cost	$1,090,487	$1,095,073
Accumulated depreciation	(624,053)	(616,422)

Total plant and equipment	$466,434	$478,651

     Net goodwill consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Goodwill, gross	$633,163	$632,535
Accumulated amortization	(214,926)	(217,433)

Total goodwill	$418,237	$415,102

Note 7: Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Accounts payable, including progress payments and cash advances	$298,977	$340,318
Accrued liabilities	195,928	176,554

Total accounts payable and accrued liabilities	$494,905	$516,872

     Activity during the three months ended March 31, 2005 associated with the Company’s product warranty accruals was as follows (in thousands):

Balance	Warranty	Charges		Balance
December 31,	Provisions During	Against	Translation	March 31,
2004	the Year	Accrual	and Other	2005

$16,481	6,354	(2,977)	(301)	$19,557

Note 8: Employee Benefit Plans

     Total net benefit expense associated with the Company’s defined benefit pension and postretirement benefit plans consisted of the following for the three months ended March 31, 2005 and 2004 (in thousands):

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Service cost	$1,949	$1,822	$2	$—
Interest cost	5,737	4,970	376	725
Expected return on plan assets	(7,181)	(6,389)	—	—
Amortization of prior service cost	(131)	(119)	(97)	(25)
Amortization of losses and other	2,251	2,011	(239)	225

Total net benefit expense	$2,625	$2,295	$42	$925

     In May 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). FSP 106-2 provides accounting and reporting guidance for plans for companies who have concluded that prescription drug benefits by their plan(s) are actuarially equivalent to Medicare Part D under the Act and therefore believe the plan(s) are entitled to receive the subsidy available under the Act. The Company’s actuaries have concluded that the Company’s plan will be eligible for the subsidy. Therefore, the estimated subsidy has been reflected as a reduction in the accumulated postretirement benefit obligation at December 31, 2004 in the amount of $3,667,000. The effect of the subsidy on the measurement of net periodic postretirement benefit costs for the three months ended March 31, 2005 was a decrease of $152,300.

Note 9: Business Segments

     The Company’s operations are organized into three separate business segments – Cameron, Cooper Cameron Valves (CCV) and Cooper Compression. Summary financial data by segment is as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Cameron	$341,435	$310,490
CCV	123,445	77,188
Cooper Compression	83,008	74,819

	$547,888	$462,497

Income (loss) before taxes:
Cameron	$30,885	$18,941
CCV	17,080	8,644
Cooper Compression	2,518	3,572
Corporate & other	(8,437)	(6,861)

	$42,046	$24,296

     Corporate & other includes expenses associated with the Company’s Corporate office in Houston, Texas, as well as all of the Company’s interest income and interest expense.

Note 10: Earnings Per Share

     The calculation of diluted shares outstanding and net income used in computing diluted earnings per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Basic shares	53,785	53,835
Impact of employee stock options	622	443
Impact of convertible debentures	—	4,732

Diluted shares	54,407	59,010

     During the three months ended March 31, 2005 and 2004, the number of basic and diluted shares outstanding were impacted by the following:

	Three Months Ended
	March 31,
	2005	2004
Acquisition of treasury shares	115,000	251,900
Average acquisition price	$54.88	$43.41
Issuance of treasury shares in satisfaction of option exercises	1,255,117	142,686

     The calculation of net income used in computing diluted earnings per common share is as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net income	$28,591	$17,250
Add back interest on convertible debentures, net of tax	—	1,268

Net income (assuming conversion of convertible debentures)	$28,591	$18,518

     For the three months ended March 31, 2004, diluted shares and net income used in computing diluted earnings per common share have been calculated using the if-converted method for the Company’s zero-coupon convertible debentures due 2021 and the 1.75%

convertible debentures due 2021. For the three months ended March 31, 2005, the Company’s 1.5% convertible debentures due 2024 have not been included in the calculation of diluted earnings per share since the Company irrevocably elected to use the “cash pay” provision contained therein.

Note 11: Comprehensive Income

     The amounts of comprehensive income for the three months ended March 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net income per Consolidated Results of Operations	$28,591	$17,250
Foreign currency translation gain (loss)[1]	(19,962)	(3,609)
Other	405	—

Comprehensive income	$9,034	$13,641

(1) The significant changes in the “Foreign currency translation loss” relate primarily to the Company’s operations in the United Kingdom, Scotland, Norway, France, Venezuela and The Netherlands.

     The components of accumulated other elements of comprehensive income at March 31, 2005 and December 31, 2004 were as follows (in thousands):

	March 31,	December 31,
	2005	2004
Amounts comprising accumulated other elements of comprehensive income:
Accumulated foreign currency translation gain	$76,638	$96,600
Accumulated adjustments to record minimum pension liabilities, net of tax	(1,507)	(1,507)
Other	286	(119)

Accumulated other elements of comprehensive income	$75,417	$94,974

Note 12: Contingencies

     The Company is subject to a number of contingencies which include environmental matters, litigation and tax contingencies.

Environmental Matters

     The Company’s worldwide operations are subject to domestic and international regulations with regard to air, soil and water quality as well as other environmental matters. The Company, through its environmental management system and active audit program, believes it is in substantial compliance with these regulations.

     Cooper Cameron has been identified as a potentially responsible party (“PRP”) with respect to four sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) or similar state laws. The Company’s involvement at three of the sites is believed to be at a de minimis level. The fourth site is Osborne, Pennsylvania (a landfill into which the Cooper Compression operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had previously been in existence for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. As of March 31, 2005, the Company’s consolidated financial statements include a liability balance of $7,100,000 for environmental matters.

Legal Matters

     Cooper Cameron is a named defendant in two lawsuits regarding contaminated underground water in a residential area adjacent to a former manufacturing site of one of its predecessors. In Valice v. Cooper Cameron Corporation (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), the plaintiffs claim that the contaminated underground water has reduced property values and threatens the health of the area residents and request class action status which, to date, has not been granted. The plaintiffs seek an analysis of the contamination, reclamation, and recovery of actual damages for the loss of property value. There are approximately 150 homes in the affected area with an estimated aggregate appraised value of $150 million. In Kramer v. Cooper Cameron (190th Judicial District, Harris County, filed May 29, 2003), the plaintiffs purchased property in the area and allege a failure by the defendants to disclose the presence of contamination and seek to recover unspecified monetary damages. The Company has been and is currently working with the Texas Commission on Environmental Quality and continues to monitor the underground water in the area. The Company is of the opinion that there is no risk to area residents and that the lawsuits essentially reflect concerns over possible declines in property value. In an effort to mitigate homeowners’ concerns and reduce potential exposure from any such decline in property values, the Company has entered into 21 written agreements with residents that obligate the Company to either reimburse sellers in the area for the estimated decline in value due to a potential buyer’s concerns related to the contamination or to purchase the property after an agreed marketing period. Twelve of these agreements remain outstanding. To date the Company has two properties it has purchased that remain unsold, with an aggregate appraised value of $5,450,000. The Company has also negotiated settlements with owners of five properties sold in the area which were not subject to any written agreement with the Company. The Company has recognized total expenses of $5,952,000 related to the various agreements or settlements with homeowners. It is likely that the Company will be obligated to purchase three more homes in the second quarter of 2005 with an aggregate appraised value of approximately $6,327,000 pursuant to the outstanding agreements. The Company believes any potential exposure from these agreements, or, based on its review of the facts and law, any potential exposure from these, or similar, suits will not have a material adverse effect on its results of operations, financial condition or liquidity.

     Additionally, Cooper Cameron, as well as its predecessor, Cooper Industries, Inc., have been named as defendants in a suit brought by a purchaser of an option to purchase a parcel of the same former manufacturing site. The plaintiffs in Silber/I-10 Venture Ltd., f/k/a Rocksprings Ltd. vs. Falcon Interests Realty Corp., Cooper Industries, Inc. and Cooper Cameron Corporation (212th Judicial District Court, Galveston County, filed August 15, 2002) allege fraud and breach of contract regarding the environmental condition of the parcel under option. Plaintiffs are claiming compensatory damages of approximately $7,500,000 plus punitive damages. The sale was made by Cooper Industries, Inc. prior to its split-off of Cooper Cameron, but plaintiffs allege successor liability on the part of Cooper Cameron. The trial is scheduled to start in May 2005.

     Cooper Cameron has been named defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995, 183 of which have been closed and 218 which remain open. Of the 183 cases closed, 48 have been by a settlement at a cost of approximately $23,800 per case. The Company made no settlement payments in the remaining 135 cases. As of March 31, 2005, the Company’s consolidated balance sheet included a liability of $3,421,000 for the 218 cases, including legal costs which remain open. The Company believes, based on its review of the facts and law, that the potential exposure from the remaining suits will not have a material adverse effect on its results of operations, financial condition or liquidity.

Tax Contingencies

     The Company has operations in over 35 countries. As a result, the Company is subject to various tax filing requirements in these countries. The Company prepares its tax filings in a manner which it believes is consistent with such filing requirements. However, some of the tax laws and regulations which the Company is subject to are subject to interpretation and/or judgment. Although the Company believes that the tax liability for periods ending on or before the balance sheet date have been adequately provided for in the financial statements, to the extent that a taxing authority believes that the Company has not prepared its tax filings in accordance with the authority’s interpretation of the tax laws/regulations, the Company could be exposed to additional taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In addition to the historical data contained herein, this document includes “forward-looking statements” regarding future revenues and earnings of the Company, as well as expectations regarding cash flows and future capital spending, made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those described in forward-looking statements. These statements are based on current expectations of the Company’s performance and are subject to a variety of factors, some of which are not under the control of the Company, which can affect the Company’s results of operations, liquidity or financial condition. Such factors may include overall demand for, and pricing of, the Company’s products; the size and timing of orders; the Company’s ability to successfully execute large subsea projects it has been awarded; changes in the price of and demand for oil and gas in both domestic and international markets; political and social issues and regulations affecting the countries in which the Company does business; price and availability of raw materials; fluctuations in currency and financial markets worldwide; and variations in global economic activity. In particular, current and projected oil and gas prices have historically affected customers’ spending levels and their related purchases of the Company’s products and services; recently, however, there has been less linkage between commodity prices and spending. Additionally, the Company may change its cost structure, staffing or spending levels due to changes in oil and gas price expectations and the Company’s judgment of how such changes might impact customers’ spending. See additional factors discussed in “Factors That May Affect Financial Condition and Future Results” contained herein.

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

FIRST QUARTER 2005 COMPARED TO FIRST QUARTER 2004

     Cooper Cameron Corporation had net income of $28.6 million, or $0.53 per share on a diluted basis, for the first quarter of 2005 compared to $17.3 million, or $0.31 per share on a diluted basis, for the first quarter 2004.

REVENUES

     Revenues for the first quarter of 2005 totaled $547.9 million, an increase of 18.5% from $462.5 million for the first quarter of 2004. All divisions experienced revenue gains, with the acquisition of Petreco International Inc. (Petreco) during the first quarter of 2004 and certain businesses of the PCC Flow Technologies segment of Precision Castparts Corp. (the PCC Acquisition) during the fourth quarter of 2004 representing approximately 66% of the total increase.

     Revenues for the first quarter of 2005 for Cameron totaled $341.4 million, an increase of 10.0% from $310.5 million for the first quarter of 2004. The impact of acquisitions and movement in foreign currencies caused a $25.3 million and $6.2 million increase, respectively, in revenues. Revenues in the drilling market increased 5.0% and revenues in the surface market increased 6.9% while revenues in the subsea market decreased 4.2%. The increase in drilling revenues was primarily attributable to progress on a large project in the Gulf of Mexico. The increase in surface revenues was primarily attributable to the impact of acquisitions. The decrease in subsea revenues was attributable to decreased activities associated with large subsea projects located primarily in Eastern Canada and offshore Africa.

     Revenues for the first quarter of 2005 for CCV totaled $123.5 million, an increase of 60.0% from $77.2 million for the first quarter of 2004. The PCC Acquisition during the fourth quarter of 2004 and movements in foreign currencies caused a $31.1 million and $1.9 million increase, respectively, in revenues. Sales in the distributed products line increased 46.8%, primarily as a result of the PCC Acquisition and increased shipments in the United States as a result of higher rig activity. Sales in the engineered products line increased 71.3%, which primarily reflects the PCC Acquisition and increased shipments resulting from the high level of backlog that existed at December 31, 2004.

     Revenues for the first quarter of 2005 for Cooper Compression totaled $83.0 million, an increase of 11.0% from $74.8 million for the first quarter of 2004. Sales in the gas compression market decreased 6.8%, primarily as a result of a decrease in new unit sales to the Latin American market. Sales in the air compression market increased 37.7%, primarily as a result of increased demand from international markets.

COSTS AND EXPENSES

     Gross margin (exclusive of depreciation and amortization) for the first quarter of 2005 was $140.6 million, an increase of 20.4% from $116.8 million for the first quarter of 2004. Gross margin as a percentage of revenues for the first quarter of 2005 increased to 25.7% from 25.2% for the first quarter of 2004.

     Cameron’s gross margin percentage increased to 24.7% in the first quarter of 2005 from 22.8% in the first quarter of 2004. This increase is primarily attributable to improved margins on subsea sales.

     CCV’s gross margin percentage decreased to 29.4% for the first quarter of 2005 from 30.1% in the first quarter of 2004 due primarily to a shift in mix to lower margin engineered products sales, lower margin sales associated with the entities acquired in the PCC Acquisition and higher raw material costs, which lowered the overall gross margin percentage by approximately 2.2%, partially offset by a reduction in the required level of reserves for slow-moving inventory.

     Cooper Compression’s gross margin percentage decreased to 24.4% in the first quarter of 2005 from 30.4% in the first quarter of 2004, due primarily to the reclassification of certain costs previously included in selling and administrative expenses to be consistent with the Company’s other segments and increased warranty and excess inventory reserves.

     Depreciation and amortization expense for the first quarter of 2005 was $19.8 million, a decrease of $0.7 million from $20.5 million for the first quarter of 2004. The decrease in depreciation expense was attributable to the lack of depreciation and amortization related to assets that were retired or became fully depreciated, partially offset by the depreciation on newly acquired assets associated with the PCC Acquisition, as well as a $1.8 million write-down associated with various plant and equipment that is being retired as a result of a plant consolidation within the Cooper Compression segment.

     Selling and administrative expenses for the first quarter of 2005 were $78.3 million, an increase of $7.4 million from $70.9 million for the first quarter of 2004. The increase in selling and administrative expenses is primarily attributable to $7.1 million of incremental selling and administrative expenses associated with businesses acquired in 2004.

     Interest income for the first quarter of 2005 was $1.9 million, an increase of $0.6 million from $1.3 million for the first quarter of 2004, due primarily to interest received on a tax refund in the United Kingdom.

     Interest expense for each of the first quarters of 2005 and 2004 was $2.4 million. Interest expense for the first quarter of 2005 primarily reflects interest on the Company’s 2.65% senior notes due 2007, the related impact of the outstanding interest rate swaps and the Company’s 1.5% convertible debentures due 2024. Interest expense for the first quarter of 2004 primarily reflects interest on the Company’s zero-coupon convertible debentures due 2021 and the 1.75% convertible debentures due 2021.

     The income tax provision for the first quarter of 2005 was $13.4 million as compared to $7.0 million for the first quarter of 2004. The estimated effective tax rate for the first quarter of 2005 was 32.0% as compared to 29.0% in the first quarter of 2004. The increase in the estimated effective tax rate for the first quarter of 2005 primarily reflects a shift in 2005 estimated earnings to higher tax rate jurisdictions as compared to 2004.

ORDERS & BACKLOG

     Orders were as follows (in millions):

	Three months ended
	March 31,
	2005	2004	Increase
Cameron	$402.2	$232.6	$169.6
CCV	150.7	89.5	61.2
Cooper Compression	126.7	98.2	28.5

	$679.6	$420.3	$259.3

     Orders for the first quarter of 2005 were $679.6 million, an increase of 61.7% from $420.3 million for the first quarter of 2004. Cameron’s orders for the first quarter of 2005 were $402.2 million, an increase of 72.9% from $232.6 million for the first quarter of 2004. Acquisitions during 2004 and movement in foreign currencies caused a $33.8 million and $11.7 million increase, respectively, in orders. Orders in the drilling market increased 62.7%, orders in the surface market increased 39.3% and orders in the subsea market increased 115.1%. The increase in drilling orders was primarily attributable to an increase in drilling activity in all regions. The increase in surface orders was due to an increase in activity in the western and eastern hemispheres along with the impact of the PCC Acquisition. The increase in subsea orders was attributable to several project awards during the first quarter of 2005.

     Orders for the first quarter of 2005 for CCV were $150.7 million, an increase of 68.4% from $89.5 million for the first quarter of 2004. The PCC Acquisition and movements in foreign currencies caused a $30.5 million and $2.3 million increase, respectively, in orders. Orders in the distributed products line increased 62.7%, primarily as a result of the PCC Acquisition and an increase in the activity level in the United States as a result of higher rig activity. Orders in the engineered products line increased 80.8%, which primarily reflects the PCC Acquisition and significant natural gas pipeline project awards in the Asia Pacific region and an increase in the project activity for the Orbit product line.

     Orders for the first quarter of 2005 for Cooper Compression totaled $126.7 million, an increase of 29.0% from $98.2 million for the first quarter of 2004. Orders in the gas compression market increased 34.9%, primarily as a result of an increase in new unit orders in the Latin American market. Orders in the air compression market increased 21.9%, primarily as a result of a large project award in the Middle East region.

Backlog was as follows (in millions):

	March 31,	Dec. 31,
	2005	2004	Increase
Cameron	$817.2	$752.9	$64.3
CCV	147.6	122.9	24.7
Cooper Compression	166.6	124.2	42.4

	$1,131.4	$1,000.0	$131.4

Liquidity and Capital Resources

     The Company’s cash balance increased to $292.2 million at March 31, 2005 from $227.0 million at December 31, 2004, due primarily to $53.3 million in cash flows from operations and $29.5 million in cash flow from financing activities, partially offset by the consumption of $13.6 million of cash in investing activities.

     During the first quarter of 2005, the Company’s operating activities generated $53.3 million of cash as compared to $5.0 million in the comparable period of 2004. Cash flow from operations during the first quarter of 2005 was comprised primarily of net income of $28.6 million, adjusted for depreciation and amortization of $19.8 million. The most significant changes in working capital were a $17.7 million decrease in accounts payable and accrued liabilities and a $12.1 million decrease in other assets and liabilities, net. The decrease in accounts payable and accrued liabilities is primarily attributable to the payment of year-end performance bonuses, partially offset by an increase in advances from customers. The decrease in other assets and liabilities, net, is primarily attributable to a decrease in deposits with vendors.

     During the first quarter of 2005, the Company’s investing activities consumed $13.6 million of cash as compared to $76.8 million during the comparable period of 2004. The most significant component of cash flow from investing activities for the first quarter of 2005 was the purchase of capital equipment, which consumed $11.8 million.

     During the first quarter of 2005, the Company’s financing activities provided $29.5 million of cash, as compared to $191.9 million of cash provided in the comparable period of 2004. Cash flow from financing activities for the first quarter of 2005 primarily reflects $52.8 million in proceeds from option exercises, partially offset by the retirement of $15.0 million principal amount of the Company’s existing 1.75% convertible debentures due 2021 and the repurchase of 115,000 shares of the Company’s common stock at an average price of $54.88.

     The Company currently expects to fund capital expenditures (estimated to be approximately $70.0 million to $80.0 million for 2005), as well as general liquidity needs, from available cash balances, cash generated from operating activities and amounts available under its existing $200.0 million credit agreement.

Factors That May Affect Financial Condition and Future Results

Changes in the U.S. rig count have historically impacted the Company’s orders.

     Historically, the Company’s surface and distributed valve products businesses in the U.S. market have tracked changes in the U.S. rig count. However, this correlation did not exist in 2003. The average U.S. rig count increased approximately 24% during 2003 while the Company’s U.S. surface and U.S. distributed valve orders were essentially flat. The Company believes its surface and distributed valve products businesses were negatively impacted by the lack of drilling activity in the Gulf of Mexico, fewer completions of onshore high-temperature/high-pressure wells and a lower level of infrastructure development in the U.S. Such activity typically generates higher orders for the Company as compared to onshore shallow well activity. The relationship between the Company’s orders in its surface and distributed valve products businesses and changes in the U.S. rig count returned to a more normal relationship in 2004, where the average U.S. rig count increased by approximately 16%.

Execution of subsea systems projects exposes the Company to risks not present in its surface business.

     The Company continues to attempt to expand in this market. This market is significantly different from the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and in some cases, new technology. These projects accounted for approximately 15% of total revenues in 2004. During the fourth quarter of 2003, the Company experienced numerous delivery delays on its subsea systems contracts which negatively impacted 2003’s financial results. To the extent the Company experiences difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted. As of March 31, 2005, the Company has a subsea systems backlog of approximately $239.2 million.

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

Increases in the cost and availability of metals used in the Company’s manufacturing processes could negatively impact the Company’s profitability.

     Beginning in the latter part of 2003 and continuing into 2005, commodity prices for items such as nickel, molybdenum and heavy metal scrap that are used to make the steel alloys required for the Company’s products increased significantly. Certain of the Company’s suppliers have passed these increases on to the Company. The Company has implemented price increases intended to offset the impact of the increase in commodity prices. However, if customers do not accept these price increases, future profitability will be negatively impacted. In addition, the Company’s vendors have recently informed the Company that lead times for certain raw materials are being extended. To the extent such change negatively impacts the Company’s ability to meet delivery requirements of its customers, the financial performance of the Company may suffer.

Cooper Compression’s aftermarket revenues associated with legacy equipment are declining.

     During 2004, approximately 35% of Cooper Compression’s revenues came from the sale of replacement parts for equipment that the Company no longer manufactures. Many of these units have been in service for long periods of time, and are gradually being replaced. As this installed base of legacy equipment declines, the Company’s potential market for parts orders is also reduced. In recent years, the Company’s revenues from replacement parts associated with legacy equipment have declined nominally.

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

     Cooper Cameron has manufacturing and service operations that are essential parts of its business in developing countries and economically and politically volatile areas in Africa, Latin America, Russia and the Former Soviet Union, the Middle East, and Central and South East Asia. The risks of international business include the following:

•	volatility in general economic, social and political conditions;

•	differing tax rates, tariffs, exchange controls or other similar restrictions;

•	changes in currency rates;

•	inability to repatriate income or capital;

•	compliance with, and changes in, domestic and foreign laws and regulations that impose a range of restrictions on operations, trade practices, trade partners and investment decisions. From time to time, the Company receives inquiries regarding its compliance with such laws and regulations. The U.S. Department of Treasury’s Office of Foreign Assets Control made an inquiry regarding U.S. involvement in a United Kingdom subsidiary’s commercial and financial activity relating to Iran in June 2004 and the U.S. Department of Commerce made an inquiry regarding sales by another United Kingdom subsidiary to Iran in February 2005.

•	reductions in the number or capacity of qualified personnel; and

•	seizure of equipment.

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

     Additionally, FAS 87 requires the recognition of a minimum pension liability to the extent the assets of the plans are below the accumulated benefit obligation of the plans. In order to avoid recognizing this minimum pension liability, the Company contributed approximately $18.2 million to its pension plans during 2004 and $18.7 million in 2003. If the Company’s pension assets perform poorly in the future, the Company may be required to recognize a minimum pension liability in the future or fund additional amounts to the pension plans.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is currently exposed to market risk from changes in foreign currency rates and changes in interest rates. A discussion of the Company’s market risk exposure in financial instruments follows.

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

     In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain limited instances, the Company has historically entered into forward foreign currency exchange contracts to hedge specific, large, non-U.S. dollar anticipated receipts or large anticipated receipts in currencies for which the Company does not traditionally have fully offsetting local currency expenditures. As of March 31, 2005, outstanding forward foreign currency exchange contracts were not material.

     Interest Rates

     The Company is subject to interest rate risk on its long-term fixed interest rate debt and, to a lesser extent, variable-interest rate borrowings. Variable rate debt, where the interest rate fluctuates periodically, exposes the Company to short-term changes in market interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.

     The Company manages its debt portfolio to achieve an overall desired position of fixed and floating rates and may employ interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions.

     As of March 31, 2005, the Company had $150.0 million in interest rate swaps which convert fixed-rate debt to variable-rate debt. The Company’s interest rate swaps hedge $150.0 million of the $200.0 million 2.65% fixed-rate senior notes due 2007. Under these interest rate swap agreements, the counterparties pay interest at a fixed rate of 2.65%, and the Company pays a variable interest rate based on published six-month LIBOR less 82.5 to 86.0 basis points. Given outstanding amounts as of March 31, 2005, a one percent rise in interest rates would result in an additional $1.5 million in interest expense per year.

     The fair value of the Company’s senior notes due 2007 is principally dependent on changes in prevailing interest rates. The fair value of the 1.5% convertible senior debenture due 2024 is principally dependent on both prevailing interest rates and the Company current share price as it relates to the initial conversion price of $69.03 per share.

     The Company has various other long-term debt instruments, but believes that the impact of changes in interest rates in the near term will not be material to these instruments.

Item 4. Controls and Procedures

     As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s Disclosure Committee of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Disclosure Committee has presented its conclusion on the aforementioned controls to the Company’s chief executive officer and chief financial officer. Based on the evaluation performed by the Disclosure Committee, the Company’s senior management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

     Cooper Cameron has been identified as a potentially responsible party (“PRP”) with respect to four sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) or similar state laws. The Company’s involvement at three of the sites is believed to be at a de minimis level. The fourth site is Osborne, Pennsylvania (a landfill into which the Cooper Compression operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had previously been in existence for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. As of March 31, 2005, the Company’s consolidated financial statements include a liability balance of $7,100,000 for environmental matters.

Legal Matters

     Cooper Cameron is a named defendant in two lawsuits regarding contaminated underground water in a residential area adjacent to a former manufacturing site of one of its predecessors. In Valice v. Cooper Cameron Corporation (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), the plaintiffs claim that the contaminated underground water has reduced property values and threatens the health of the area residents and request class action status which, to date, has not been granted. The plaintiffs seek an analysis of the contamination, reclamation, and recovery of actual damages for the loss of property value. There are approximately 150 homes in the affected area with an estimated aggregate appraised value of $150 million. In Kramer v. Cooper Cameron (190th Judicial District, Harris County, filed May 29, 2003), the plaintiffs purchased property in the area and allege a failure by the defendants to disclose the presence of contamination and seek to recover unspecified monetary damages. The Company has been and is currently working with the Texas Commission on Environmental Quality and continues to monitor the underground water in the area. The Company is of the opinion that there is no risk to area residents and that the lawsuits essentially reflect concerns over possible declines in property value. In an effort to mitigate homeowners’ concerns and reduce potential exposure from any such decline in property values, the Company has entered into 21 written agreements with residents that obligate the Company to either reimburse sellers in the area for the estimated decline in value due to a potential buyer’s concerns related to the contamination or to purchase the property after an agreed marketing period. Twelve of these agreements remain outstanding. To date the Company has two properties it has purchased that remain unsold, with an aggregate appraised value of $5,450,000. The Company has also negotiated settlements with owners of five properties sold in the area which were not subject to any written agreement with the Company. The Company has recognized total expenses of $5,952,000 related to the various agreements or settlements with homeowners. It is likely that the Company will be obligated to purchase three more homes in the second quarter of 2005 with an aggregate appraised value of approximately $6,327,000 pursuant to the outstanding agreements. The Company believes any potential exposure from these agreements, or, based on its review of the facts and law, any potential exposure from these, or similar, suits will not have a material adverse effect on its results of operations, financial condition or liquidity.

     Additionally, Cooper Cameron, as well as its predecessor, Cooper Industries, Inc., has been named as defendants in a suit brought by a purchaser of an option to purchase a parcel of the same former manufacturing site. The plaintiffs in Silber/I-10 Venture Ltd., f/k/a Rocksprings Ltd. Vs. Falcon Interests Realty Corp., Cooper Industries Inc. and Cooper Cameron Corporation (212th Judicial District Court, Galveston County, filed August 15, 2002) allege fraud and breach of contract regarding the environmental condition of the parcel under option. Plaintiffs are claiming compensatory damages of approximately $7,500,000 plus punitive damages. The sale was made by Cooper Industries, Inc. prior to its split-off of Cooper Cameron, but plaintiffs allege successor liability on the part of Cooper Cameron. The trial is scheduled to start in May 2005.

     Cooper Cameron has been named defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995, 183 of which have been closed and 218 which remain open. Of the 183 cases closed, 48 have been by a settlement at a cost of approximately $23,800 per case. The Company made no settlement payments in the remaining 135 cases. As of March 31, 2005, the Company’s consolidated balance sheet included a liability of $3,421,000 for the 218 cases, including legal costs which remain open. The Company believes, based on its review of the facts and law, that the potential exposure from the remaining suits will not have a material adverse effect on its results of operations, financial condition or liquidity.

Tax Contingencies

     The Company has operations in over 35 countries. As a result, the Company is subject to various tax filing requirements in these countries. The Company prepares its tax filings in a manner which it believes is consistent with such filing requirements. However, some of the tax laws and regulations which the Company is subject to are subject to interpretation and/or judgment. Although the Company believes that the tax liability for periods ending on or before the balance sheet date have been adequately provided for in the financial statements, to the extent that a taxing authority believes that the Company has not prepared its tax filings in accordance with the authority’s interpretation of the tax laws/regulations, the Company could be exposed to additional taxes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     In August 2004, the Company’s Board of Directors approved the repurchase of up to 5,000,000 shares of the Company’s Common Stock, replacing all previous share repurchase authorizations.

     Purchases pursuant to this authority may be made by way of open market purchases, directly or indirectly, for the Company’s own account or through commercial banks or financial institutions and by the use of derivatives such as a sale or put on the Company’s Common Stock or by forward or economically equivalent transactions

     Shares of Common Stock purchased and placed in treasury during the three months ended March 31, 2005 under the Board’s authorization program described above are as follows:

			Total number	Maximum
			of shares	number of
			purchased as	shares that may
			part of the	yet be
	Total number		publicly	purchased
	of shares	Average price	announced	under the
Period	purchased	paid per share	program (a)	program
1/1/05 – 1/31/05	—	$—	—	4,375,100
2/1/05 – 2/28/05	15,000	$55.63	15,000	4,360,100
3/1/05 – 3/31/05	100,000	$54.77	100,000	4,260,100

Total	115,000	$54.88	115,000	4,260,100

(a) All share purchases during the first quarter of 2005 were done through open market transactions.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

(a)	Information Not Previously Reported in a Report on Form 8-K

None

(b)	Material Changes to the Procedures by Which Security Holders May Recommend Board Nominees

There have been no material changes to the procedures enumerated in the Company’s definitive proxy statement filed on Schedule 14A with the Securities and Exchange Commission on March 21, 2005 with respect to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 31.1 -

     Certification dated April 26, 2005, of the principal executive officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -

     Certification dated April 26, 2005, of the principal financial officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 -

     Certification dated April 26, 2005, of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

     The Company filed a Form 8-K dated January 18, 2005, incorporating therein, an entry into a material definitive agreement the terms of options to be granted to selected participants, including certain executive officers, under the Company’s Amended and Restated Long-Term Incentive Plan.

     The Company filed a Form 8-K dated January 26, 2005, incorporating therein, as an exhibit, a press release dated January 25, 2005, announcing a web cast of remarks of its Chairman, President and CEO, Sheldon R. Erikson, at the Credit Suisse First Boston’s 2005 Energy Summit on Wednesday, February 2, 2005.

     The Company filed a Form 8-K dated February 2, 2005, incorporating therein, as an exhibit, slides presented by its Chairman, President and CEO, Sheldon R. Erikson, at the Credit Suisse First Boston’s 2005 Energy Summit on Wednesday, February 2, 2005, which contains certain financial information regarding the revenues, earnings and orders of Cooper Cameron.

     The Company filed a Form 8-K dated February 9, 2005, incorporating therein, as an exhibit, a press release dated February 9, 2005, announcing the Company’s earnings for the years ended December 31, 2004 and 2003.

     The Company filed a Form 8-K dated February 9, 2005, incorporating therein, as an exhibit, a press release dated February 9, 2005, announcing the correction of the previously furnished Form 8-K to change the “average shares utilized in diluted calculation” for the twelve months ended December 31, 2004, to 53.8 million shares.

     The Company filed a Form 8-K dated February 18, 2005, incorporating therein, as an exhibit, a press release dated February 17, 2005, announcing the election of Peter J. Flour to the Board of Directors as an independent director.

     The Company filed a Form 8-K dated March 3, 2005, incorporating therein, as an exhibit, a press release dated March 1, 2005, announcing a web cast of remarks of its Chairman, President and CEO, Sheldon R. Erikson, at the Goldman, Sachs 2005 Small-Cap Growth Conference on Thursday, March 10, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2005	Cooper Cameron Corporation
(Registrant)

/s/ Franklin Myers
Franklin Myers
Senior Vice President of Finance &
Chief Financial Officer
and authorized to sign on
behalf of the Registrant

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification, dated April 26, 2005, of the principal executive officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification, dated April 26, 2005, of the principal financial officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification, dated April 26, 2005, of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.