Form 10-Q
period 2005-06-30
COOPER CAMERON CORP
filed 2005-07-29
CIK 941548

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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
Number of shares outstanding of issuer’s common stock as of July 27, 2005 was 55,955,299.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED CONDENSED RESULTS OF OPERATIONS
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
Certification of CEO pursuant to Section 302
Certification of CFO pursuant to Section 302
Certification of CEO and CFO pursuant to Section 906
Certification of PEO Pursuant to Section 302
Certification of PFO Pursuant to Section 302
Certification of CEO & CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
COOPER CAMERON CORPORATION
CONSOLIDATED CONDENSED RESULTS OF OPERATIONS
(dollars and shares in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
REVENUES	$594,784	$544,633	$1,142,672	$1,007,130

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization)	422,931	416,422	830,196	762,161
Selling and administrative expenses	95,952	71,195	174,234	142,061
Depreciation and amortization	18,888	19,677	38,707	40,195
Interest income	(3,266)	(901)	(5,197)	(2,197)
Interest expense	2,738	10,459	5,144	12,832

Total costs and expenses	537,243	516,852	1,043,084	955,052

Income before income taxes	57,541	27,781	99,588	52,078
Income tax provision	(18,911)	(9,098)	(32,366)	(16,144)

Net income	$38,630	$18,683	$67,222	$35,934

Earnings per common share:
Basic	$0.71	$0.35	$1.24	$0.67

Diluted	$0.70	$0.35	$1.23	$0.66

Shares used in computing earnings per common share:
Basic	54,528	53,188	54,157	53,511

Diluted	55,243	53,699	54,821	53,989

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except shares and per share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Cash and cash equivalents	$308,525	$226,998
Receivables, net	435,399	424,767
Inventories, net	489,734	454,713
Other	86,047	98,846

Total current assets	1,319,705	1,205,324
Plant and equipment, net	463,335	478,651
Goodwill, net	492,005	415,102
Other assets	259,975	257,353

TOTAL ASSETS	$2,535,020	$2,356,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$6,343	$7,319
Accounts payable and accrued liabilities	599,284	516,872
Accrued income taxes	8,063	4,069

Total current liabilities	613,690	528,260
Long-term debt	443,057	458,355
Postretirement benefits other than pensions	41,291	42,575
Deferred income taxes	37,741	40,388
Other long-term liabilities	52,809	58,605

Total liabilities	1,188,588	1,128,183

Commitments and contingencies	—	—

Stockholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized, 55,194,604 shares issued at June 30, 2005 (54,933,658 shares issued at December 31, 2004)	552	549
Capital in excess of par value	959,831	948,740
Retained earnings	339,234	272,012
Accumulated other elements of comprehensive income	47,385	94,974
Less: Treasury stock, 9,500 shares at June 30, 2005 (1,795,843 shares at December 31, 2004)	(570)	(88,028)

Total stockholders’ equity	1,346,432	1,228,247

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,535,020	$2,356,430

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005		2004
	(unaudited)			(unaudited)
Cash flows from operating activities:
Net income	$38,630	$18,683	$67,222		$35,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,556	16,777	33,086		33,992
Amortization (primarily capitalized software)	3,332	2,900	5,621		6,203
Write-off of unamortized debt issuance costs associated with retired debt	—	6,844	—		6,844
Deferred income taxes and other	8,749	2,008	13,501		(1,506)
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	(16,026)	(31,967)	(8,361)		(29,159)
Inventories	(28,921)	61,762	(30,769)		46,697
Accounts payable and accrued liabilities	97,399	16,302	79,656		(5,798)
Other assets and liabilities, net	9,797	(29,095)	21,900		(24,034)

Net cash provided by operating activities	128,516	64,214	181,856		69,173

Cash flows from investing activities:
Capital expenditures	(14,200)	(14,272)	(25,954)		(24,215)
Acquisitions, net of cash acquired	(120,097)	(189)	(121,889)		(85,611)
Sales of short-term investments	—	5,024	—		36,533
Purchases of short-term investments	—	200	—		(14,500)
Other	563	1,857	552		3,630

Net cash used for investing activities	(133,734)	(7,380)	(147,291)		(84,163)

Cash flows from financing activities:
Loan repayments, net	(940)	(259)	(2,069)		(313)
Issuance of long-term senior and convertible debt	—	238,000	—		437,862
Redemption of convertible debt	—	(443,903)	(14,821)		(443,903)
Debt issuance costs	—	(5,506)	—		(6,406)
Purchase of treasury stock	(578)	(45,973)	(6,889)		(56,909)
Activity under stock option plans and other	38,624	2,941	90,370		6,877

Net cash provided by (used for) financing activities	37,106	(254,700)	66,591		(62,792)

Effect of translation on cash	(15,607)	(4,585)	(19,629)		(5,727)

Increase (decrease) in cash and cash equivalents	16,281	(202,451)	81,527		(83,509)

Cash and cash equivalents, beginning of period	292,244	411,058	226,998		292,116

Cash and cash equivalents, end of period	$308,525	$208,607	$308,525		$208,607

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$38,630	$18,683	$67,222	$35,934
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax	(1,822)	(10,894)	(5,317)	(15,392)

Pro forma net income	$36,808	$7,789	$61,905	$20,542

Earnings per share:
Basic — as reported	$0.71	$0.35	$1.24	$0.67

Basic — pro forma	$0.68	$0.15	$1.14	$0.38

Diluted — as reported	$0.70	$0.35	$1.23	$0.66

Diluted — pro forma	$0.67	$0.15	$1.13	$0.38

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized over their vesting periods in the income statement based on their estimated fair values. In April 2005, the Securities and Exchange Commission (SEC) issued a press release announcing it would provide for a phased-in implementation process for SFAS 123R. SFAS 123R is effective for all public entities in the first annual reporting period beginning after June 15, 2005 which, for the Company, would be 2006. As a result of the SEC’s announcement, the Company will defer adoption until 2006.
Note 3: Acquisitions
     On May 11, 2005, the Company acquired one hundred percent of the outstanding stock of NuFlo Technologies, Inc. (NuFlo), a Houston-based supplier of metering and related flow measurement equipment, for approximately $120,000,000. NuFlo’s results are included in the Company’s consolidated condensed financial statements for the period subsequent to the acquisition date in the Cooper Cameron Valves (CCV) segment. A preliminary purchase price allocation for the NuFlo acquisition resulted in goodwill of approximately $76,005,000 at June 30, 2005, none of which will be deductible for income tax purposes. The purchase price allocation is subject to adjustment, as the Company is awaiting additional information related to the fair value of NuFlo’s assets and liabilities.
     On January 28, 2005, the Company acquired one hundred percent of the outstanding stock of Ed’s Wellhead Supply (1999) Ltd. (EWS), a wellhead business located in Canada, for approximately $2,200,000. EWS’s results are included in the Company’s consolidated condensed financial statements for the period subsequent to the acquisition date in the Cameron segment. A preliminary purchase price allocation for the EWS acquisition resulted in no goodwill at June 30, 2005. The purchase price allocation is subject to adjustment, as the Company is awaiting additional information related to the fair value of EWS’s assets and liabilities.
     On November 29, 2004, the Company acquired certain businesses of the PCC Flow Technologies segment of Precision Castparts Corp. (PCC), for approximately $79,668,000, net of cash acquired and debt assumed, subject to adjustment based upon the actual net assets of the businesses at the acquisition date. The operations acquired serve customers in the surface oil and gas production, pipeline and process markets. The results of the PCC entities acquired are included in the Company’s consolidated financial statements for the period subsequent to the acquisition date, primarily in the CCV segment. A preliminary purchase price allocation for the PCC acquisition resulted in goodwill of approximately $13,937,000 at June 30, 2005, the majority of which will not be deductible for income tax purposes. The purchase price allocation is subject to adjustment, as the Company is awaiting additional information related to the fair value of the PCC entities’ assets and liabilities.
     On July 2, 2004, the Company acquired the assets of Unicel, Inc. (Unicel), a Louisiana-based supplier of oil separation products, for approximately $6,700,000 in cash and a note payable for $500,000. The Unicel acquisition expanded the product offering of Petreco International Inc. (Petreco), acquired earlier in 2004. Unicel’s results are included in the Company’s consolidated financial statements for the period subsequent to the acquisition date in the Cameron segment. The acquisition resulted in goodwill of approximately $5,793,000 at June 30, 2005, all of which should be deductible for income tax purposes.
     On February 27, 2004, the Company acquired one hundred percent of the outstanding stock of Petreco, a Houston-based supplier of oil and gas separation products, for approximately $89,922,000, net of cash acquired and debt assumed. Petreco provides highly engineered, custom processing products to the oil and gas industry worldwide and provides the Company with additional product offerings that are complementary to its existing products. Petreco’s results are included in the Company’s consolidated financial statements for the period subsequent to the acquisition date in the Cameron segment. The acquisition resulted in goodwill of $75,215,000 at June 30, 2005, none of which will be deductible for income tax purposes.
Note 4: Receivables
     Receivables consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Trade receivables	$424,889	$414,150
Other receivables	15,515	15,130
Allowances for doubtful accounts	(5,005)	(4,513)

Total receivables	$435,399	$424,767

Note 5: Inventories
     Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Raw materials	$56,670	$63,674
Work-in-process	131,954	119,073
Finished goods, including parts and subassemblies	387,773	346,247
Other	3,473	2,984

	579,870	531,978
Excess of current standard costs over LIFO costs.	(39,206)	(29,487)
Allowances	(50,930)	(47,778)

Total inventories	$489,734	$454,713

Note 6: Plant and Equipment and Goodwill
     Plant and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Plant and equipment, at cost	$1,085,343	$1,095,073
Accumulated depreciation	(622,008)	(616,422)

Total plant and equipment	$463,335	$478,651

     Goodwill consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Goodwill, gross	$700,849	$632,535
Accumulated amortization	(208,844)	(217,433)

Total goodwill	$492,005	$415,102

     The changes in the carrying amount of goodwill for the six months ended June 30, 2005 were as follows (in thousands):

As of January 1, 2005	$415,102
Goodwill associated with acquisitions during period	76,005
Purchase price and other adjustments	10,747
Impact of foreign currency translation	(9,849)

As of June 30, 2005	$492,005

     Purchase price and other adjustments above primarily reflects a reclassification of amounts previously reported as identified intangibles associated with the Petreco acquisition to goodwill. This adjustment reflects the finalization of the purchase price allocation related to this acquisition.
Note 7: Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Accounts payable	$221,765	$252,049
Progress payments and cash advances	156,704	88,269
Accrued liabilities	220,815	176,554

Total accounts payable and accrued liabilities	$599,284	$516,872

     Activity during the six months ended June 30, 2005 associated with the Company’s product warranty accruals was as follows (in thousands):

Balance	Warranty	Charges		Balance
December 31,	Provisions During	Against	Translation	June 30,
2004	the Year	Accrual	and Other	2005

$16,481	10,126	(8,117)	(627)	$17,863

Note 8: Employee Benefit Plans
     Total net benefit expense associated with the Company’s defined benefit pension plans consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Service cost	$1,949	$1,822	$3,899	$3,644
Interest cost	5,737	4,970	11,474	9,941
Expected return on plan assets	(7,181)	(6,389)	(14,363)	(12,777)
Amortization of prior service cost	(131)	(119)	(263)	(238)
Amortization of losses and other	2,251	2,011	4,502	4,022

Total net benefit expense	$2,625	$2,295	$5,249	$4,592

     Total net benefit expense associated with the Company’s postretirement benefit plans consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Service cost	$2	$—	$4	$—
Interest cost	376	725	751	1,450
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	(97)	(25)	(194)	(50)
Amortization of (gains) losses and other	(239)	225	(478)	450

Total net benefit expense	$42	$925	$83	$1,850

     In May 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). FSP 106-2 provides accounting and reporting guidance for plans for companies who have concluded that prescription drug benefits offered by their plan(s) are actuarially equivalent to Medicare Part D under the Act and therefore believe the plan(s) are entitled to receive the subsidy available under the Act. The Company’s actuaries have concluded that the Company’s plan will be eligible for the subsidy. Therefore, the estimated subsidy has been reflected as a reduction in the accumulated postretirement benefit obligation at December 31, 2004 in the amount of $3,667,000. The effect of the subsidy on the measurement of net periodic postretirement benefit costs for the three and six months ended June 30, 2005 was a decrease of $152,315 and $304,631, respectively.
Note 9: Business Segments
     The Company’s operations are organized into three separate business segments — Cameron, CCV and Cooper Compression. Summary financial data by segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Cameron	$350,335	$376,573	$691,770	$687,063
CCV	145,555	85,385	268,999	162,573
Cooper Compression	98,894	82,675	181,903	157,494

	$594,784	$544,633	$1,142,672	$1,007,130

Income (loss) before taxes:
Cameron	$38,445	$29,547	$69,331	$48,489
CCV	25,941	9,258	43,020	17,902
Cooper Compression	7,197	5,301	9,716	8,873
Corporate & other	(14,042)	(16,325)	(22,479)	(23,186)

	$57,541	$27,781	$99,588	$52,078

     Corporate & other includes expenses associated with the Company’s Corporate office in Houston, Texas, as well as all of the Company’s interest income and interest expense.

Note 10: Earnings Per Share
     The calculation of diluted shares outstanding is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic shares	54,528	53,188	54,157	53,511
Impact of employee stock options	715	511	664	478

Diluted shares	55,243	53,699	54,821	53,989

     The number of basic and diluted shares outstanding were impacted by the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Acquisition of treasury shares	9,500	939,000	124,500	1,190,000
Average acquisition price	$60.00	$46.96	$55.28	$47.78
Issuance of treasury shares in satisfaction of option exercises	655,726	126,405	1,910,843	269,091
     For the three and six months ended June 30, 2005, the Company’s 1.5% convertible debentures due 2024 have not been included in the calculation of diluted earnings per share since the Company irrevocably elected to use the “cash pay” provision contained therein.
Note 11: Derivatives
     The Company’s derivative financial instruments are recorded at fair value in the Consolidated Condensed Balance Sheets as follows (in thousands):

	June 30,	December 31,
	2005	2004
Other Long-Term Assets:
Interest rate swaps	$—	$575
Accounts payable and accrued liabilities:
Foreign currency contracts	$6,428	$—
Fair Value Hedges
     The Company occasionally uses interest rate swap agreements to take advantage of short-term interest rates available in the market. The swap agreements are typically designated as fair value hedges and the terms of the agreements are typically such that the hedges are considered perfectly effective against changes in the fair value of the debt due to changes in the benchmark interest rates over their term. In these cases, the shortcut method prescribed by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) applies, and there is no need to periodically reassess the effectiveness of the hedge during the term of the swaps.
     In May 2004, the Company entered into $150,000,000 of interest rate swaps, which converted fixed-rate debt to variable-rate debt. These interest rate swaps hedged $150,000,000 of the $200,000,000 2.65% senior notes due 2007. Under these interest rate swap agreements, the counterparties paid interest at a fixed rate of 2.65%, and the Company paid a variable interest rate based on published six-month LIBOR less 82.5 to 86.0 basis points. On June 7, 2005, the Company terminated these interest rate swaps and paid the counterparties approximately $1,074,000, which represented the fair market value of the agreements at the time of termination and were recorded as an adjustment to the carrying value of the related debt. The amounts are being amortized as an increase to interest expense over the remaining term of the debt. The company’s interest expense was increased by $36,000 for the three and six months ended June 30, 2005, respectively, as a result of the amortization of the termination payment.
Cash Flow Hedges
     The Company occasionally uses forward foreign currency exchange contracts to hedge specific, large anticipated receipts in currencies for which the Company does not have fully offsetting local currency expenditures. These contracts are typically designated as cash flow hedges and are considered highly effective. The change in fair value of cash flow derivatives are reported as a component of other comprehensive income and are recognized in the Consolidated Condensed Results of Operations in the period or periods during which the hedged transaction affects earnings. Any ineffective portions are recorded in earnings in the period in which such ineffectiveness occurs. For these cash flow hedges, the company assesses effectiveness by comparing the change in fair value of the foreign currency contract to the change in fair value of a “perfectly effective” hypothetical hedging instrument on a quarterly basis.
     At June 30, 2005, the Company had entered into several foreign currency contracts that require the Company to either buy or sell foreign currency in exchange for other currencies through 2009. Such currency contracts existed at June 30, 2005 for British Pounds Sterling, Euros and Norwegian krone. The aggregate notional amount of these contracts as of June 30, 2005 was $353,229,000. Hedge ineffectiveness of $1,000,000 was recorded as a loss in the Consolidated Condensed Results of Operations for the six months ended June 30, 2005.
Other Derivative Instruments
     The Company also has contracts with no hedging designations. These contracts, which have been entered into to manage a portion of the Company’s foreign exchange risk, are accounted for by adjusting the carrying amount of the contracts to market and recognizing any gain or loss in earnings as they occur and offsetting gains or losses on the related asset or liability. The notional aggregate amount of these contracts at June 30, 2005 was $10,589,000. The aggregate fair market value of these contracts at June 30, 2005 was $269,000.
Note 12: Comprehensive Income
     The amounts of comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income per Consolidated Condensed Results of Operations	$38,630	$18,683	$67,222	$35,934
Foreign currency translation loss (1)	(22,793)	(13,892)	(42,755)	(17,502)
Foreign currency contracts	(5,428)	—	(5,428)	—
Other	190	—	594	—

Comprehensive income	$10,599	$4,791	$19,633	$18,432

(1)	The significant changes in the “Foreign currency translation loss” relate primarily to the Company’s operations in the United Kingdom, Scotland, Norway, France, Venezuela and The Netherlands.
     The components of accumulated other elements of comprehensive income were as follows (in thousands):

	June 30,	December 31,
	2005	2004
Amounts comprising accumulated other elements of comprehensive income:
Accumulated foreign currency translation gain	$53,845	$96,600
Accumulated adjustments to record minimum pension liabilities, net of tax	(1,507)	(1,507)
Foreign currency contracts	(5,428)	—
Other	475	(119)

Accumulated other elements of comprehensive income	$47,385	$94,974

Note 13: Contingencies
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
     The Company has been identified as a potentially responsible party (“PRP”) with respect to four sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) or similar state laws. The Company’s involvement at three of the sites is believed to be at a de minimis level. The fourth site is Osborne, Pennsylvania (a landfill into which the Cooper Compression operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had previously been in existence for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At June 30, 2005, the Company’s consolidated condensed Balance Sheet included a liability of $7,259,000 for environmental matters.
Legal Matters
     The Company is a named defendant in two lawsuits regarding contaminated underground water in a residential area adjacent to a former manufacturing site of one of its predecessors. In Valice v. Cooper Cameron Corporation (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), the plaintiffs claim that the contaminated underground water has reduced property values and threatens the health of the area residents and request class action status which, to date, has not been granted. The plaintiffs seek an analysis of the contamination, reclamation, and recovery of actual damages for the loss of property value. There are approximately 150 homes in the affected area with an estimated aggregate appraised value of $150,000,000. In Kramer v. Cameron Iron Works, Inc., Cooper Industries, Inc., Cooper Cameron Corporation, and Tzunming Hsu and Shan Shan Hsu (190th Judicial District, Harris County, filed May 29, 2003), the plaintiffs purchased property in the area and allege a failure by the defendants to disclose the presence of contamination and seek to recover unspecified monetary damages. The Company has been and is currently working with the Texas Commission on Environmental Quality and continues to monitor the underground water in the area. The Company is of the opinion that there is no risk to area residents and that the lawsuits essentially reflect concerns over possible declines in property value. In an effort to mitigate homeowners’ concerns and reduce potential exposure from any such decline in property values, the Company entered into 21 written agreements with residents that obligate the Company to either reimburse sellers in the area for the estimated decline in value due to a potential buyer’s concerns related to the contamination or to purchase the property after an agreed marketing period. Eight of these agreements remain outstanding. To date the Company has four properties it has purchased that remain unsold, with an aggregate appraised value of $10,944,000. The Company has also negotiated settlements with owners of six properties sold in the area which were not subject to any written agreement with the Company. The Company has recognized total expenses of $6,896,000 related to the various agreements or settlements with homeowners. The Company believes any potential exposure from these agreements, or, based on its review of the facts and law, any potential exposure from these, or similar, suits will not have a material adverse effect on its results of operations, financial condition or liquidity.
     Additionally, the Company, as well as its predecessor, Cooper Industries, Inc., has been named as defendants in a suit brought by a purchaser of an option to purchase a parcel of the same former manufacturing site. The plaintiffs in Silber/I-10 Venture Ltd., f/k/a Rocksprings Ltd. v. Falcon Interests Realty Corp., Cooper Industries Inc. and Cooper Cameron Corporation (212th Judicial District Court, Galveston County, filed August 15, 2002) allege fraud and breach of contract regarding the environmental condition of the parcel under option. Plaintiffs are claiming compensatory damages of approximately $7,500,000 plus punitive damages. The sale was made by Cooper Industries, Inc. prior to its split-off of Cooper Cameron, but plaintiffs allege successor liability on the part of Cooper Cameron. The trial has been rescheduled to start in August 2005.
     The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995, 182 of which have been closed and 210 of which remain open. Of the 182 cases closed, 48 have been by a settlement at a cost of approximately $23,800 per case. The Company made no settlement payments in the remaining 134 cases. At June 30, 2005, the Company’s consolidated balance sheet included a liability of $3,320,000 for the 210 cases which remain open, which includes legal costs.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     In addition to the historical data contained herein, this document may include “forward-looking statements” regarding future revenues and earnings of the Company, as well as expectations regarding cash flows and future capital spending, made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those described in forward-looking statements. These statements are based on current expectations of the Company’s performance and are subject to a variety of factors, some of which are not under the control of the Company, which can affect the Company’s results of operations, liquidity or financial condition. Such factors may include overall demand for, and pricing of, the Company’s products; the size and timing of orders; the Company’s ability to successfully execute large subsea projects it has been awarded; changes in the price of and demand for oil and gas in both domestic and international markets; raw material costs and availability; political and social issues and regulations affecting the countries in which the Company does business; fluctuations in currency and financial markets worldwide; and variations in global economic activity. In particular, current and projected oil and gas prices historically have generally directly affected customers’ spending levels and their related purchases of the Company’s products and service. Additionally, the Company may change its cost structure, staffing or spending levels due to changes in oil and gas price expectations and the Company’s judgment of how such changes might impact customers’ spending. See additional factors discussed in “Factors That May Affect Financial Condition and Future Results” contained herein.
     Because the information herein is based solely on data currently available, it is subject to change as a result of changes in conditions, some of which the Company has no control over or influence on, and should not therefore be viewed as assurance regarding the Company’s future performance. Additionally, the Company is not obligated to make a public announcement of such changes unless required under applicable disclosure rules and regulations.
SECOND QUARTER 2005 COMPARED TO SECOND QUARTER 2004
     The Company had net income of $38.6 million, or $0.70 per share on a diluted basis, for the second quarter of 2005 compared to $18.7 million, or $0.35 per share on a diluted basis, for the second quarter of 2004. The results for the second quarter of 2004 included pre-tax charges of $6.8 million ($4.6 million after-tax), which represent the write-off of unamortized debt issue costs associated with the early retirement of the Company’s zero-coupon convertible senior debentures due 2021 and $184.3 million of the Company’s 1.75% convertible senior debentures due 2021.
REVENUES
     Revenues for the second quarter of 2005 totaled $594.7 million, an increase of 9.2% from $544.6 million for the second quarter of 2004. The acquisition of NuFlo Technologies, Inc. (NuFlo) during the second quarter of 2005 and acquisition of certain businesses of the PCC Flow Technologies segment of Precision Castparts Corp. (the PCC Acquisition) in the fourth quarter of 2004 accounted for 99.0% of the increase.
     Revenues for the second quarter of 2005 for Cameron totaled $350.2 million, a decrease of 7.0% from $376.5 million for the second quarter of 2004. Revenues in the surface market increased 14.0%, while revenues in the drilling market decreased 26.0% and revenues in the subsea market decreased 23.0%. The increase in surface revenues was due to increased activity levels in all regions due to higher oil and natural gas prices. The decrease in drilling revenue was primarily attributable to a lack of large project shipments in the Asia Pacific / Middle East region and the Eastern Hemisphere region . The decrease in subsea revenues was attributable to lower activity levels on several large projects located offshore West Africa as they near completion.
     Revenues for the second quarter of 2005 for CCV totaled $145.6 million, an increase of 70.5% from $85.4 million for the second quarter of 2004. The PCC Acquisition in the fourth quarter of 2004 and the acquisition of NuFlo in the second quarter of 2005 resulted in a $31.5 million and $12.2 million increase in revenues, respectively. Sales in the distributed valve products line increased 58.1%, primarily as a result of the PCC acquisition and strength in the North American drilling market, which helped drive demand for the Company’s valves. Sales in the engineered product line increased 63.4%, primarily as a result of the PCC Acquisition and increased shipments resulting from the high level of backlog that existed at December 31, 2004.
     Revenues for the second quarter of 2005 for Cooper Compression totaled $98.9 million, an increase of 19.6% from $82.7 million for the second quarter of 2004. The increase in revenue was attributable to a 25.5% increase in sales in the air compression market and an 18.4% increase in sales in the gas compression market. The increase in the air compression market was driven by increased demand from international markets. The increase in the gas compression market reflects increased shipments of Ajax units, primarily to the Latin American market.

COSTS AND EXPENSES
     Gross margin (exclusive of depreciation and amortization) for the second quarter of 2005 was $171.8 million, an increase of 34.0% from $128.2 million for the second quarter of 2004, an increase of 33.5%. Gross margin as a percentage of revenues for the second quarter of 2005 increased to 28.9% from 23.5% for the second quarter of 2004.
     Cameron’s gross margin percentage increased to 27.4% in the second quarter of 2005 from 21.9% in the second quarter of 2004. This increase is primarily attributable to (i) an increase in the margins in the drilling product line, primarily resulting from a shift towards higher-margin BOP deliveries, which increased the overall gross margin percentage by 1.9% and (ii) an increase in margins in the subsea product line, primarily resulting from a lower content of third-party supplied material, which typically carries reduced margins, which increased the overall gross margin percentage by 3.1%.
     CCV’s gross margin percentage increased to 34.2% for the second quarter of 2005 from 28.8% in the second quarter of 2004 due primarily to the application of relatively fixed manufacturing overhead to a higher sales volume and the implementation of price increases.
     Cooper Compression’s gross margin percentage increased to 27.1% in the second quarter of 2005 from 25.5% in the second quarter of 2004, due primarily to the application of relatively fixed manufacturing overhead to a higher sales volume, partially offset by raw material price increases that Cooper Compression was not able to pass on to customers.
     Selling and administrative expenses for the second quarter of 2005 were $96.0 million, an increase of $24.8 million from $71.2 million for the second quarter of 2004. The increase in selling and administrative expenses is due primarily to (i) the PCC Acquisition and the acquisition of NuFlo resulted in an aggregate $8.0 million increase, (ii) $4.8 million of litigation-related costs (reflected in the corporate segment), (iii) $5.1 million of additional incentive compensation expense and (iv) higher operating costs attributable to the higher activity level.
     Depreciation and amortization expense for the second quarter of 2005 was $18.9 million, a decrease of $0.8 million from $19.7 million for the second quarter of 2004, due primarily to assets becoming fully depreciated, partially offset by depreciation associated with capital additions and depreciation on assets acquired in the PCC Acquisition and the acquisition of NuFlo.
     Interest income for the second quarter of 2005 was $3.3 million, an increase of $2.4 million from $0.9 million for the second quarter of 2004. Interest income increased due to (i) higher interest rates earned on the Company’s invested cash balances, (ii) higher levels of invested cash and (iii) $0.6 million of interest associated with a tax refund received during the second quarter of 2005.
     Interest expense for the second quarter of 2005 was $2.7 million, a decrease of $7.7 million from $10.4 million for the second quarter of 2004. Interest expense for the second quarter of 2005 primarily reflects interest associated with the Company’s 2.65% senior notes due 2007 and the Company’s 1.5% convertible debentures due 2024. Interest expense for the second quarter of 2004 primarily reflects (i) interest on the Company’s zero-coupon convertible debentures due 2021 and the 1.75% convertible debentures due 2021, (ii) $6.8 million of accelerated amortization of debt issue costs associated with the early retirement of the Company’s zero- coupon convertible debentures due 2021 and $184.3 million of the Company’s 1.75% convertible debentures due 2021 and (iii) interest on the Company’s senior notes due 2007.
     The income tax provision for the second quarter of 2005 was $18.9 million as compared to $9.1 million for the second quarter of 2004. The estimated effective tax rate for the second quarter of 2005 was 32.9% as compared to 32.7% in the second quarter of 2004.
ORDERS
     Orders were as follows (in millions):

	Three Months Ended
	June 30,
	2005	2004	Increase
Cameron	$843.0	$315.3	$527.7
CCV	155.5	87.5	68.0
Cooper Compression	108.8	89.6	19.2

	$1,107.3	$492.4	$614.9

     Orders for the second quarter of 2005 were $1,107.3 million, an increase of 124.9% from $492.4 million for the comparable period of 2004. Cameron’s orders for the second quarter of 2005 were $843.0 million, an increase of 167.4% from $315.3 million for the comparable period of 2004. Cameron’s orders for the second quarter of 2005 include $350.0 million related to a large project award in the West African market. Orders in the drilling market increased 93.1%, orders in the surface market increased 83.8% and orders in the subsea market increased 377.4%. The increase in drilling orders is primarily attributable to three large drilling awards as well as a general increase in surface drilling activity across most of the Company’s geographic regions. The increase in surface orders is due primarily to an increase in drilling activity throughout the industry and reflected strength across most of the Company’s geographic regions. The increase in subsea orders was primarily attributable to the large project award in the West African market discussed above.
     CCV’s orders for the second quarter of 2005 were $155.5 million, an increase of 77.7% from $87.5 million for the comparable period of 2004. The PCC Acquisition and the acquisition of NuFlo resulted in a $36.4 million increase in the aggregate. Orders in the distributed valve products line increased 67.4%, primarily as a result of the PCC Acquisition and strength in the North American drilling market, which helped drive demand for the Company’s valves. Orders in the engineered products line increased 67.4%, primarily as a result of the PCC Acquisition as well as strength in the pipeline markets in the United States, Latin America and Asia.
     Cooper Compression’s orders for the second quarter of 2005 were $108.8 million, an increase of 21.4% from $89.6 million in the comparable period of 2004. Orders in the gas compression market increased 24.2%, primarily as a result of an increase in demand in the Ajax product line, which received very few orders during the second quarter of 2004. Orders in the air compression market increased 18.1%, primarily as a result of increased demand from international markets.
SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004
     The Company had net income of $67.2 million, or $1.23 per share on a diluted basis, for the first six months of 2005 compared to $35.9 million, or $0.66 per share on a diluted basis, for the comparable period of 2004. The results for the first six months of 2004 included pre-tax charges of $10.9 million ($7.5 million after-tax), which consisted primarily of costs related to (i) the write-off of unamortized debt issue costs associated with the early retirement of the Company’s zero-coupon convertible debentures due 2021 and $184.3 million of the Company’s 1.75% convertible debentures due 2021 and (ii) a workforce reduction program, primarily at the Cameron division.
REVENUES
     Revenues for the first six months of 2005 totaled $1,142.7 million, an increase of 13.5% from $1,007.1 million for the comparable period of 2004. The acquisition of NuFlo during the second quarter of 2005 and the PCC Acquisition in the fourth quarter of 2004 accounted for 63.3% of the increase.
     Revenues for the first six months of 2005 for Cameron totaled $691.8 million, an increase of 0.7% from $687.0 million for the comparable period of 2004. The PCC Acquisition in the fourth quarter of 2004 and the acquisition of Petreco in the second quarter of 2004 resulted in a $40.9 million increase in revenues in the aggregate. Revenues in the surface market increased 10.4%, while revenues in the drilling market decreased 13.2% and revenues in the subsea market decreased 14.2%. The increase in surface revenues was attributable to the impact of acquisitions as well as increased activity in all regions due to higher oil and natural gas prices. The decrease in drilling revenue was primarily attributable to a lack of large project shipments during the first six months of 2005. The decrease in subsea revenues was attributable to lower activity levels on several large projects located offshore West Africa as they near completion.
     Revenues for the first six months of 2005 for CCV totaled $269.0 million, an increase of 65.5% from $162.6 million for the comparable period of 2004. The PCC Acquisition in the fourth quarter of 2004 and the acquisition of NuFlo in the second quarter of 2005 resulted in a $74.9 million of the increase in revenues in the aggregate. Sales in the distributed valve products line increased 52.3%, primarily as a result of the PCC Acquisition and strength in the North American drilling market, which helped drive demand for the Company’s valves. Sales in the engineered product line increased 67.0%, primarily as a result of the PCC Acquisition and increased shipments resulting from the high level of backlog that existed at December 31, 2004.
     Revenues for the first six months of 2005 for Cooper Compression totaled $181.9 million, an increase of 15.5% from $157.5 million for the comparable period of 2004. The increase in revenue was attributable to a 30.9% increase in sales in the air compression market and a 5.9% increase in the gas compression market. The increase in the air compression market was driven by increased demand from international markets. The increase in the gas compression market reflects increased shipments of Ajax units, primarily to the Latin American markets.
COSTS AND EXPENSES
     Gross margin (exclusive of depreciation and amortization) for the first six months of 2005 was $312.5 million as compared to $245.0 million for the comparable period of 2004, an increase of 27.6%. Gross margin as a percentage of revenues for the first six months of 2005 increased to 27.3% from 24.3% for the comparable period of 2004.
     Cameron’s gross margin percentage increased to 26.1% for the first six months of 2005 from 22.3% in the comparable period of 2004. This increase is primarily attributable to (i) an increase in the margins in the drilling product line, primarily resulting from a shift towards higher-margin BOP deliveries, which increased the overall gross margin percentage by 1.1% and (ii) an increase in margins in the subsea product line, primarily resulting from a lower content of third-party supplied material, which typically carries reduced margins, which increased the overall gross margin percentage by 2.2%.
     CCV’s gross margin percentage increased to 32.0% for the first six months of 2005 from 29.4% in the comparable period of 2004, due primarily to the application of relatively fixed manufacturing overhead to a higher sales volume.
     Cooper Compression’s gross margin percentage decreased to 25.9% in the first six months of 2005 from 27.8% in the comparable period of 2004, due primarily to a shift in mix towards lower-margin new units as well as raw material price increases that Cooper Compression was unable to pass on to customers.
     Selling and administrative expenses for the first six months of 2005 were $174.2 million, an increase of $32.1 million from $142.1 million for the comparable period of 2004. The increase in selling and administrative expenses is due primarily to (i) acquisitions made in 2004 and 2005, which increased selling and administrative expenses by $14.9 million, (ii) $4.8 million of litigation-related costs (reflected in the corporate segment), (iii) $4.7 million of additional incentive compensation expense, (iv) $1.7 million associated with movements in foreign currency and (v) higher operating costs attributable to the higher activity level.
     Depreciation and amortization expense for the first six months of 2005 was $38.7 million, a decrease of $1.5 million from $40.2 million for the comparable period of 2004 due primarily to assets becoming fully depreciated, partially offset by depreciation associated with capital additions and depreciation on assets acquired in the PCC Acquisition and the acquisition of NuFlo.
     Interest income for the first six months of 2005 was $5.2 million, an increase of $3.0 million from $2.2 million for the comparable period of 2004. Interest income increased due to (i) higher interest rates earned on the Company’s invested cash balances, (ii) higher levels of invested cash and (iii) $1.0 million of interest on tax refunds.
     Interest expense for the first six months of 2005 was $5.2 million, a decrease of $7.6 million from $12.8 million for the comparable period of 2004. Interest expense for the second quarter of 2005 primarily reflects interest on the Company’s 2.65% senior notes due 2007 and the Company’s 1.5% convertible debentures due 2024. Interest expense for the second quarter of 2004 primarily reflects (i) interest on the Company’s zero-coupon convertible debentures due 2021 and the 1.75% convertible debentures due 2021, (ii) $6.8 million of accelerated amortization of debt issue costs associated with the early retirement of the Company’s zero-coupon convertible debentures due 2021 and $184.3 million of the Company’s 1.75% convertible debentures due 2021 and (iii) interest on the senior notes due 2007.
     The income tax provision for the first six months of 2005 was $32.4 million as compared to $16.1 million for the comparable period of 2004. The estimated effective tax rate for the first six months of 2005 was 32.5% as compared to 31.0% in the comparable period of 2004. The increase in the estimated effective tax rate for the first six months of 2005 primarily reflects a shift in estimated 2005 earnings to higher tax rate jurisdictions as compared to 2004.

ORDERS & BACKLOG
     Orders were as follows (in millions):

	Six Months Ended
	June 30,
	2005	2004	Increase
Cameron	$1,245.2	$547.9	$697.3
CCV	306.2	177.0	129.2
Cooper Compression	235.5	187.8	47.7

	$1,786.9	$912.7	$874.2

     Orders for the first six months of 2005 were $1,786.9 million, an increase of 95.8% from $912.7 million for the comparable period of 2004. Cameron’s orders for the first six months of 2005 were $1,245.2 million, an increase of 127.3% from $547.9 million for the comparable period of 2004. Cameron’s orders for the first six months of 2005 include $350.0 million related to a large project award in the West African market. Orders in the drilling market increased 77.3%, orders in the surface market increased 62.1% and orders in the subsea market increased 285.6%. The increase in drilling orders reflects an increase in surface drilling activity across most of the Company’s geographic regions. The increase in surface orders was due primarily to an increase in drilling activity throughout the industry and reflected strength across most of the Company’s geographic regions. The increase in subsea orders was primarily attributable to the large project award in the West African market discussed above.
     CCV’s orders for the first six months of 2005 were $306.2 million, an increase of 73.0% from $177.0 million for the comparable period of 2004. The PCC Acquisition and the acquisition of NuFlo resulted in a $66.9 million increase in the aggregate. Orders in the distributed valve products line increased 65.1%, primarily as a result of the PCC Acquisition and strength in the North American drilling market, which helped drive demand for the Company’s valves. Orders in the engineered products line increased 74.3%, primarily as a result of the PCC Acquisition as well as strength in the pipeline market in the United States, Latin America and Asia.
     Cooper Compression’s orders for the first six months of 2005 were $235.5 million, an increase of 25.4% from $187.8 million in the comparable period of 2004. Orders in the gas compression market increased 29.8%, primarily as a result of an increase in demand in the Ajax product line. Orders in the air compression market increased 20.1%, primarily as a result of increased demand in international markets.
     Backlog was as follows (in millions):

	June 30,	Dec. 31
	2005	2004	Increase
Cameron	$1,286.8	$752.9	$533.9
CCV	161.4	122.9	38.5
Cooper Compression	172.4	124.2	48.2

	$1,620.6	$1,000.0	$620.6

Liquidity and Capital Resources
     The Company’s cash balances increased to $308.5 million at June 30, 2005 from $227.0 million at December 31, 2004, due primarily to $181.8 million of cash flow from operating activities and $66.6 million of cash flow from financing activities, partially offset by the consumption of $147.3 million of cash flow from investing activities.
     During the first six months of 2005, the Company’s operating activities generated $181.8 million of cash as compared to $69.2 million in the comparable period of 2004. Cash flow from operations during the first six months of 2005 was comprised primarily of net income of $67.2 million, adjusted for depreciation and amortization of $38.7 million, and $62.4 million of working capital decreases. The most significant changes in working capital were a $30.8 million increase in inventories, a $79.7 million increase in accounts payable and accrued liabilities and a $21.9 million decrease in other assets and liabilities, net. The increase in inventories was primarily attributable to additional requirements resulting from the significant increase in the Company’s orders. The increase in accounts payable and accrued liabilities is primarily attributable to a $68.4 million increase in advances from customers. The decrease in other assets and liabilities, net, is primarily attributable to a decrease in deposits with vendors.

     During the first six months of 2005, the Company’s investing activities consumed $147.3 million of cash as compared to $84.2 million during the comparable period of 2004. The most significant component of cash flow consumed in investing activities for the first six months of 2004 was the acquisition of NuFlo, which consumed $120.0 million and the purchase of capital equipment, which consumed $26.0 million.
     During the first six months of 2005, the Company’s financing activities generated $66.6 million of cash, as compared to the consumption of $62.8 million of cash in the comparable period of 2004. Cash flow from financing activities for the first six months of 2005 primarily reflects $90.4 million in proceeds from option exercises, partially offset by the retirement of $15.0 million principal amount of the Company’s existing 1.75% convertible debentures due 2021 and the repurchase of 124,500 shares of the Company’s common stock at an average price of $55.28.
     The Company currently expects to fund expenditures for capital requirements (estimated to be approximately $70 million to $80 million for 2005), as well as general liquidity needs, from available cash balances, cash generated from operating activities and amounts available under its existing $200.0 million credit agreement.
Factors That May Affect Financial Condition and Future Results
Changes in the U.S. rig count have historically impacted the Company’s orders.
     Historically, the Company’s surface and distributed valve products businesses in the U.S. market have tracked changes in the U.S. rig count. However, this correlation did not exist in 2003. The average U.S. rig count increased approximately 24% during 2003 while the Company’s U.S. surface and U.S. distributed valve orders were essentially flat. The Company believes its surface and distributed valve products businesses were negatively impacted by the lack of drilling activity in the Gulf of Mexico, fewer completions of onshore high-temperature/high-pressure wells and a lower level of infrastructure development in the U.S. Such activity typically generates higher orders for the Company as compared to onshore shallow well activity. The relationship between the Company’s orders in its surface and distributed valve products businesses and changes in the U.S. rig count returned to a more normal relationship in 2004 and has continued in 2005.
Execution of subsea systems projects exposes the Company to risks not present in its surface business.
     The Company continues to attempt to expand in this market. This market is significantly different from the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and in some cases, new technology. These projects accounted for approximately 15% of total revenues in 2004. During the fourth quarter of 2003, the Company experienced numerous delivery delays on its subsea systems contracts, which negatively impacted 2003’s financial results. To the extent the Company experiences difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted. As of June 30, 2005, the Company has a subsea systems backlog of approximately $579.2 million.
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
     Demand for most of the Company’s products and services, and therefore its revenues, depend to a large extent upon the level of capital expenditures related to oil and gas exploration, production, development, processing and transmission. Declines, as well as anticipated declines, in oil and gas prices could negatively effect the level of these activities. Factors that contribute to the volatility of oil and gas prices include the following:
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
Cancellation of orders could affect the Company’s future sales and profitability.
     Cooper Cameron accepts purchase orders that may be subject to cancellation, modification or rescheduling. Changes in the economic environment and the financial condition of the oil and gas industry could result in customer requests for modification, rescheduling or cancellation of contractual orders. The Company is typically protected against financial losses related to products and services it has provided prior to any cancellation; however, the Company does not have any significant protection against cancellations related to products it has not yet begun to manufacture.
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
     The Company accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (SFAS 87), which requires that amounts recognized in the financial statements be determined on an actuarial basis. A significant element in determining the Company’s pension income or expense in accordance with SFAS 87 is the expected return on plan assets. The assumed long-term rate of return on assets is applied to a calculated value of plan assets which results in an estimated return on plan assets that is included in current year pension income or expense. The difference between this expected return and the actual return on plan assets is deferred and amortized against future pension income or expense. Due to the weakness in the overall equity markets from 2000 through 2002, the plan assets earned a rate of return substantially less than the assumed long-term rate of return during this period. As a result, expense associated with the Company’s pension plans has increased significantly from the level recognized historically.
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
Foreign Currency Exchange Rates
     A large portion of the Company’s operations consist of manufacturing and sales activities in foreign jurisdictions, principally in Europe, Canada, West Africa, the Middle East, Latin America and the Pacific Rim. As a result, the Company’s financial performance may be affected by changes in foreign currency exchange rates or weak economic conditions in these markets. Overall, the Company generally is a net receiver of Pounds Sterling and Canadian dollars and, therefore, benefits from a weaker U.S. dollar with respect to these currencies. Typically, the Company is a net payer of euros and Norwegian krone as well as other currencies such as the Singapore dollar and the Brazilian real. A weaker U.S. dollar with respect to these currencies may have an adverse effect on the Company. Assets and liabilities of which the functional currency is the local currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive income in the stockholders’ equity section of the Company’s Consolidated Condensed Balance Sheets. For the six months ended June 30, 2005, equity decreased by $42.8 million to reflect the net impact of the weakening in various foreign currencies against the U.S. dollar.
     In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain limited instances, the Company has historically entered into forward foreign currency exchange contracts to hedge specific, large anticipated receipts in currencies for which the Company does not have fully offsetting local currency expenditures. As of June 30, 2005, the Company has entered into several foreign currencies forward contracts with notional amounts aggregating to $353.2 million to hedge exposure to currency fluctuation in various foreign currencies, including the British Pound Sterling, Euro and Norwegian krone. Gains and losses on these contracts are generally recognized in accumulated other comprehensive income. Any ineffective portions of such hedges are recognized currently in income.
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
     In May 2004, the Company entered into $150.0 million in interest rate swaps, which converted fixed-rate debt to variable-rate debt. These interest rate swaps hedged $150.0 million of the $200.0 million 2.65% senior notes due 2007. Under these interest rate swap agreements, the counterparties paid interest at a fixed rate of 2.65%, and the Company paid a variable interest rate based on published six-month LIBOR less 82.5 to 86.0 basis points. On June 7, 2005, the Company terminated these interest rate swaps. As a result of these terminations, the Company paid the counterparties $1.1 million, which represented the fair market value of the agreements at the time of termination and were recorded as an adjustment to the carrying value of the related debt. This amount is being amortized as an increase to interest expense over the remaining term of the debt. The Company’s interest expense was increased by $36,000 for the three and six months ended June 30, 2005, respectively, as a result of the amortization of the termination payment.
     The fair value of the Company’s senior notes due 2007 is principally dependent on changes in prevailing interest rates. The fair value of the 1.5% convertible senior debentures due 2024 is principally dependent on both prevailing interest rates and the Company current share price as it relates to the initial conversion price of $69.03 per share.
     The Company has various other long-term debt instruments, but believes that the impact of changes in interest rates in the near term will not be material to these instruments.
Item 4. Controls and Procedures
     As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s Disclosure Committee of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Disclosure Committee has presented its conclusion on the aforementioned controls to the Company’s chief executive officer and chief financial officer. Based on the evaluation performed by the Disclosure Committee, the Company’s senior management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is a party to various legal proceedings and administrative actions, including certain environmental matters discussed below. In the opinion of Cooper Cameron’s management, such proceedings and actions should not, individually or in aggregate, have a material adverse effect on the Company’s results of operations or financial condition.
Environmental Matters
     The Company’s worldwide operations are subject to domestic and international regulations with regard to air, soil and water quality as well as other environmental matters. The Company, through its environmental management system and active audit program, believes it is in substantial compliance with these regulations.
     The Company has been identified as a potentially responsible party (“PRP”) with respect to four sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) or similar state laws. The Company’s involvement at three of the sites is believed to be at a de minimis level. The fourth site is Osborne, Pennsylvania (a landfill into which the Cooper Compression operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had previously been in existence for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At June 30, 2005, the Company’s consolidated condensed balance sheet included a liability of $7.3 million for environmental matters.
Legal Matters
     The Company is a named defendant in two lawsuits regarding contaminated underground water in a residential area adjacent to a former manufacturing site of one of its predecessors. In Valice v. Cooper Cameron Corporation (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), the plaintiffs claim that the contaminated underground water has reduced property values and threatens the health of the area residents and request class action status which, to date, has not been granted. The plaintiffs seek an analysis of the contamination, reclamation, and recovery of actual damages for the loss of property value. There are approximately 150 homes in the affected area with an estimated aggregate appraised value of $150 million. In Kramer v. Cameron Iron Works, Inc., Cooper Industries, Inc., Cooper Cameron Corporation, and Tzunming Hsu and Shan Shan Hsu (190th Judicial District, Harris County, filed May 29, 2003), the plaintiffs purchased property in the area and allege a failure by the defendants to disclose the presence of contamination and seek to recover unspecified monetary damages. The Company has been and is currently working with the Texas Commission on Environmental Quality and continues to monitor the underground water in the area. The Company is of the opinion that there is no risk to area residents and that the lawsuits essentially reflect concerns over possible declines in property value. In an effort to mitigate homeowners’ concerns and reduce potential exposure from any such decline in property values, the Company entered into 21 written agreements with residents that obligate the Company to either reimburse sellers in the area for the estimated decline in value due to a potential buyer’s concerns related to the contamination or to purchase the property after an agreed marketing period. Eight of these agreements remain outstanding. To date the Company has four properties it has purchased that remain unsold, with an aggregate appraised value of $10.9 million. The Company has also negotiated settlements with owners of six properties sold in the area which were not subject to any written agreement with the Company. The Company has recognized total expenses of $6.9 million related to the various agreements or settlements with homeowners. The Company believes any potential exposure from these agreements, or, based on its review of the facts and law, any potential exposure from these, or similar, suits will not have a material adverse effect on its results of operations, financial condition or liquidity.
     Additionally, the Company, as well as its predecessor, Cooper Industries, Inc., has been named as defendants in a suit brought by a purchaser of an option to purchase a parcel of the same former manufacturing site. The plaintiffs in Silber/I-10 Venture Ltd., f/k/a Rocksprings Ltd. v. Falcon Interests Realty Corp., Cooper Industries Inc. and Cooper Cameron Corporation (212th Judicial District Court, Galveston County, filed August 15, 2002) allege fraud and breach of contract regarding the environmental condition of the parcel under option. Plaintiffs are claiming compensatory damages of approximately $7.5 million plus punitive damages. The sale was made by Cooper Industries, Inc. prior to its split-off of Cooper Cameron, but plaintiffs allege successor liability on the part of Cooper Cameron. The trial has been rescheduled to start in August 2005.

     The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995, 182 of which have been closed and 210 of which remain open. Of the 182 cases closed, 48 have been by a settlement at a cost of approximately $23,800 per case. The Company made no settlement payments in the remaining 134 cases. As of June 30, 2005, the Company’s consolidated balance sheet included a liability of $3.3 million for the 210 cases which remain open, which includes legal costs. The Company believes, based on its review of the facts and law, that the potential exposure from the remaining suits will not have a material adverse effect on its results of operations, financial condition or liquidity.
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
     Shares of Common Stock purchased and placed in treasury during the three months ended June 30, 2005 under the Board’s authorization program described above are as follows:

			Total number	Maximum
			of shares	number of
			purchased as	shares that may
			part of the	yet be
	Total number		publicly	purchased
	of shares	Average price	announced	under the
Period	purchased	paid per share	program (a)	program
4/1/05 — 4/30/05	—	$—	739,900	4,260,100
5/1/05 — 5/31/05	—	$—	739,900	4,260,100
6/1/05 — 6/30/05	9,500	$60.00	749,400	4,250,600

Total	9,500	$60.00	749,400	4,250,600

(a)	All share purchases during the second quarter of 2005 were done through open market transactions.
Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders of the Company was held in Houston, Texas on May 5, 2005 for the purpose of (1) electing three members to Class I of the Board of Directors, (2) ratifying the appointment of independent registered public accounting firm for 2005, (3) voting on the Company’s Amended and Restated Management Incentive Compensation Plan, and (4) voting on the Company’s 2005 Equity Incentive Plan. Proxies for the meeting were solicited pursuant to regulation 14 of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation. Results of the stockholder voting were as follows:

	Number of Shares
			Abstaining /	Broker
	For	Against	Withheld	Non-Votes
Election of Board Members:
Peter J. Fluor	48,492,783	—	302,273	—
David Ross III	47,411,633	—	1,383,423	—
Bruce W. Wilkinson	48,326,980	—	468,076	—
Ratify the appointment of Ernst & Young LLP as independent registered public accounting firm for 2005	48,180,886	589,304	24,866	—
Proposal for the Amended and Restated Management Incentive Compensation Plan	47,248,910	1,504,863	41,283	—
Proposal for the 2005 Equity Incentive Plan	35,142,069	6,916,335	52,927	6,683,725
Item 5. Other Information

(a)	Information Not Previously Reported in a Report on Form 8-K

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

Exhibit 31.1 -

Certification dated July 27, 2005, of the principal executive officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -

Certification dated July 27, 2005, of the principal financial officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 -

Certification dated July 27, 2005, of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

The Company filed a Form 8-K dated April 25, 2005, incorporating therein, as an exhibit, a press release dated April 25, 2005, announcing the Company’s earnings for the three months ended March 31, 2005.

The Company filed a Form 8-K dated May 10, 2005, incorporating therein, as an exhibit, a press release dated May 10, 2005, announcing a its plan to defer the adoption of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (SFAS 123r) until January 1, 2006.

The Company filed a Form 8-K dated May 12, 2005, incorporating therein, as an exhibit, a press release dated May 11, 2005, announcing the completion of its acquisition of NuFlo Technologies, Inc.

The Company filed a Form 8-K dated May 17, 2005, incorporating therein, as an exhibit, a press release dated May 16, 2005, announcing that its Cameron division had been awarded a contract worth approximately $340 million to provide subsea systems for the initial phase of Total’s Akpo, a 44-well subsea development project offshore Nigeria.

The Company filed a Form 8-K dated May 19, 2005, incorporating therein, as an exhibit, a press release dated May 18, 2005, announcing a web cast of remarks of its Senior Vice President and Chief Financial Officer, Franklin Myers, at the UBS Global Oil & Gas Conference on Thursday, May 26, 2005.

The Company filed a Form 8-K dated June 3, 2005, incorporating therein, the termination of a material definitive agreement with those executive officers with a Change of Control Agreement with the Company.

The Company filed a Form 8-K dated June 9, 2005, incorporating therein, as an exhibit, a press release dated June 9, 2005, announcing the resignation of Michael C. Jennings as Vice president and Treasurer.

The Company filed a Form 8-K dated July 6, 2005, incorporating therein, as an exhibit, a press release dated July 6, 2005, announcing the appointment of Lorne E. Phillips as Treasurer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2005	Cooper Cameron Corporation (Registrant)
/s/ Franklin Myers
Franklin Myers
Senior Vice President of Finance & Chief Financial Officer and authorized to sign on behalf of the Registrant

EXHIBIT INDEX

Exhibit 31.1—	Certification, dated July 27, 2005, of the principal executive officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2—	Certification, dated July 27, 2005, of the principal financial officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1—	Certification, dated July 27, 2005, of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.