Form 10-Q
period 2005-09-30
COOPER CAMERON CORP
filed 2005-10-31
CIK 941548

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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

Yes ☑	No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Number of shares outstanding of issuer’s common stock as of October 21, 2005 was 56,711,555.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
COOPER CAMERON CORPORATION
CONSOLIDATED CONDENSED RESULTS OF OPERATIONS
(dollars and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
REVENUES	$636,613	$538,467	$1,779,286	$1,545,597

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization)	449,828	395,285	1,280,025	1,157,446
Selling and administrative expenses	94,602	77,087	268,837	219,148
Depreciation and amortization	18,799	20,070	57,505	60,265
Non-cash write-down of technology investment	—	3,814	—	3,814
Interest income	(3,515)	(1,095)	(8,712)	(3,292)
Interest expense	3,905	1,931	9,049	14,763

Total costs and expenses	563,619	497,092	1,606,704	1,452,144

Income before income taxes	72,994	41,375	172,582	93,453
Income tax provision	(23,776)	(11,891)	(56,142)	(28,036)

Net income	$49,218	$29,484	$116,440	$65,417

Earnings per common share:
Basic	$0.88	$0.56	$2.13	$1.23

Diluted	$0.86	$0.55	$2.10	$1.21

Shares used in computing earnings per common share:
Basic	56,137	52,969	54,789	53,331

Diluted	57,114	53,673	55,557	53,884

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except shares and per share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Cash and cash equivalents	$460,357	$226,998
Receivables, net	449,581	424,767
Inventories, net	534,601	454,713
Other	87,731	98,846

Total current assets	1,532,270	1,205,324
Plant and equipment, net	463,905	478,651
Goodwill, net	502,422	415,102
Other assets	262,823	257,353

TOTAL ASSETS	$2,761,420	$2,356,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$6,760	$7,319
Accounts payable and accrued liabilities	682,072	516,872
Accrued income taxes	14,782	4,069

Total current liabilities	703,614	528,260
Long-term debt	443,345	458,355
Postretirement benefits other than pensions	40,695	42,575
Deferred income taxes	36,783	40,388
Other long-term liabilities	51,328	58,605

Total liabilities	1,275,765	1,128,183

Commitments and contingencies	—	—

Stockholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized, 56,657,866 shares issued and outstanding at September 30, 2005 (54,933,658 shares issued at December 31, 2004)	567	549
Capital in excess of par value	1,042,819	948,740
Retained earnings	388,452	272,012
Accumulated other elements of comprehensive income	53,817	94,974
Less: Treasury stock, 1,795,843 shares at December 31, 2004	—	(88,028)

Total stockholders’ equity	1,485,655	1,228,247

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,761,420	$2,356,430

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$49,218	$29,484	$116,440	$65,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,117	17,138	48,202	51,129
Amortization (primarily capitalized software)	3,682	2,932	9,303	9,136
Write-off of unamortized debt issuance costs associated with retired debt	—	—	—	6,844
Non-cash write-down of technology investment	—	3,814	—	3,814
Tax benefit of stock option exercises, deferred income taxes and other	11,738	7,436	25,240	5,930
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	(13,593)	(8,774)	(21,954)	(37,933)
Inventories	(58,927)	15,593	(89,696)	62,290
Accounts payable and accrued liabilities	90,126	(20,741)	169,782	(26,539)
Other assets and liabilities, net	4,585	10,683	26,484	(13,350)

Net cash provided by operating activities	101,946	57,565	283,801	126,738

Cash flows from investing activities:
Capital expenditures	(17,814)	(9,891)	(43,768)	(34,106)
Acquisitions, net of cash acquired	(2,290)	(7,175)	(124,179)	(92,786)
Sales of short-term investments	—	—	—	22,033
Other	4,892	6,392	5,444	10,022

Net cash used for investing activities	(15,212)	(10,674)	(162,503)	(94,837)

Cash flows from financing activities:
Loan borrowings (repayments), net	174	(253)	(1,895)	(566)
Issuance of long-term senior and convertible debt	—	—	—	437,862
Redemption of convertible debt	—	—	(14,821)	(443,903)
Debt issuance costs	—	(132)	—	(6,538)
Purchase of treasury stock	(2,514)	(25,799)	(9,402)	(82,708)
Activity under stock option plans and other	72,097	25,311	162,468	32,188

Net cash provided by (used for) financing activities	69,757	(873)	136,350	(63,665)

Effect of translation on cash	(4,659)	3,216	(24,289)	(2,511)

Increase (decrease) in cash and cash equivalents	151,832	49,234	233,359	(34,275)

Cash and cash equivalents, beginning of period	308,525	208,607	226,998	292,116

Cash and cash equivalents, end of period	$460,357	$257,841	$460,357	$257,841

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
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include estimated losses on accounts receivable, estimated warranty costs, estimated realizable value on excess or obsolete inventory, contingencies (including environmental, legal and tax matters), estimated liabilities for liquidated damages, estimates related to pension accounting and estimates related to deferred tax assets. Actual results could differ materially from these estimates.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$49,218	$29,484	$116,440	$65,417
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax	(2,779)	(2,963)	(8,095)	(18,704)

Pro forma net income	$46,439	$26,521	$108,345	$46,713

Earnings per share:
Basic — as reported	$0.88	$0.56	$2.13	$1.23

Basic — pro forma	$0.83	$0.50	$1.98	$0.88

Diluted — as reported	$0.86	$0.55	$2.10	$1.21

Diluted — pro forma	$0.79	$0.45	$1.95	$0.86

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized over their vesting periods in the income statement based on their estimated fair values. In April 2005, the Securities and Exchange Commission (SEC) issued a press release announcing it would provide for a phased-in implementation process for SFAS 123R. SFAS 123R is effective for all public entities in the first annual reporting period beginning after September 15, 2005. Accordingly, the Company will defer adoption until required on January 1, 2006. The Company is currently in the process of determining what impact the implementation of this standard will have on its results of operations.
Note 3: Acquisitions
     On September 1, 2005, the Company announced an agreement to purchase certain businesses of the Flow Control segment of Dresser, Inc. for approximately $224,000,000 in cash, subject to final adjustment and other matters. The Company has been advised by the Department of Justice that it has granted Cooper Cameron’s request for early termination of the waiting period related to this acquisition. The companies previously made a Hart-Scott-Rodino filing and had been responding to a second request from the

Department of Justice for additional information on certain product lines. The transaction is expected to close during the fourth quarter of 2005.
     On July 1, 2005, the Company acquired one hundred percent of the outstanding stock of St. Clair Valve Techniques Limited (St. Clair Valve), a Canadian corporation, for approximately $1,022,000 plus certain additional amounts which have been deferred for annual payout over a three-year period ending January 5, 2008. St. Clair Valve’s results are included in the Company’s consolidated condensed financial statements for the period subsequent to the acquisition date in the Cooper Cameron Valves (CCV) segment. A preliminary purchase price allocation resulted in no goodwill at September 30, 2005.
     On May 11, 2005, the Company acquired one hundred percent of the outstanding stock of NuFlo Technologies, Inc. (NuFlo), a Houston-based supplier of metering and related flow measurement equipment, for approximately $120,000,000, including an additional payment during the third quarter of 2005 reflecting additional working capital acquired. NuFlo’s results are included in the Company’s consolidated condensed financial statements for the period subsequent to the acquisition date in the CCV segment. A preliminary purchase price allocation for the NuFlo acquisition resulted in the addition of approximately $75,397,000 of goodwill for the period ended September 30, 2005, none of which will be deductible for income tax purposes. The purchase price allocation is subject to adjustment, as the Company is awaiting additional information related to the fair value of NuFlo’s assets and liabilities.
     On January 28, 2005, the Company acquired one hundred percent of the outstanding stock of Ed’s Wellhead Supply (1999) Ltd. (EWS), a wellhead business located in Canada, for approximately $2,200,000. EWS’s results are included in the Company’s consolidated condensed financial statements for the period subsequent to the acquisition date in the Cameron segment. The purchase price allocation for the EWS acquisition resulted in $1,460,000 of goodwill at September 30, 2005.
     On November 29, 2004, the Company acquired certain businesses of the PCC Flow Technologies segment of Precision Castparts Corp. (PCC Acquisition), for approximately $79,668,000, net of cash acquired and debt assumed, subject to adjustment based upon the actual net assets of the businesses at the acquisition date. The operations acquired serve customers in the surface oil and gas production, pipeline and process markets. The results of the PCC entities acquired are included in the Company’s consolidated financial statements for the period subsequent to the acquisition date, primarily in the CCV segment. A preliminary purchase price allocation for the PCC Acquisition resulted in goodwill of approximately $26,098,000 at September 30, 2005, the majority of which will not be deductible for income tax purposes. The purchase price allocation is subject to adjustment, as the Company is awaiting additional information related to the fair value of the PCC entities’ assets and liabilities.
     On July 2, 2004, the Company acquired the assets of Unicel, Inc. (Unicel), a Louisiana-based supplier of oil separation products, for approximately $6,700,000 in cash and a note payable for $500,000. The Unicel acquisition expanded the product offering of Petreco International Inc. (Petreco), acquired earlier in 2004. Unicel’s results are included in the Company’s consolidated financial statements for the period subsequent to the acquisition date in the Cameron segment. The acquisition resulted in goodwill of approximately $4,421,000 at September 30, 2005, all of which should be deductible for income tax purposes.
     On February 27, 2004, the Company acquired one hundred percent of the outstanding stock of Petreco, a Houston-based supplier of oil and gas separation products, for approximately $89,922,000, net of cash acquired and debt assumed. Petreco provides highly engineered, custom processing products to the oil and gas industry worldwide and provides the Company with additional product offerings that are complementary to its existing products. Petreco’s results are included in the Company’s consolidated financial statements for the period subsequent to the acquisition date in the Cameron segment. The acquisition resulted in goodwill of $74,245,000 at September 30, 2005, none of which will be deductible for income tax purposes.
Note 4: Receivables
     Receivables consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Trade receivables	$436,173	$414,150
Other receivables	18,971	15,130
Allowances for doubtful accounts	(5,563)	(4,513)

Total receivables	$449,581	$424,767

Note 5: Inventories
     Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Raw materials	$65,340	$63,674
Work-in-process	151,770	119,073
Finished goods, including parts and subassemblies	416,835	346,247
Other	3,163	2,984

	637,108	531,978
Excess of current standard costs over LIFO costs	(42,618)	(29,487)
Allowances	(59,889)	(47,778)

Total inventories	$534,601	$454,713

Note 6: Plant and Equipment and Goodwill
     Plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Plant and equipment, at cost	$1,096,224	$1,095,073
Accumulated depreciation	(632,319)	(616,422)

Total plant and equipment	$463,905	$478,651

     Goodwill consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Goodwill, gross	$712,825	$632,535
Accumulated amortization	(210,403)	(217,433)

Total goodwill	$502,422	$415,102

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 were as follows (in thousands):

As of January 1, 2005	$415,102
Goodwill associated with acquisitions during period	75,397
Purchase price allocation adjustments	23,922
Impact of foreign currency translation	(11,999)

As of September 30, 2005	$502,422

      Purchase price allocation adjustments above primarily reflect purchase price allocation adjustments related to the Petreco and PCC acquisitions.
Note 7: Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Accounts payable	$245,963	$252,049
Progress payments and cash advances	200,199	88,269
Accrued liabilities	235,910	176,554

Total accounts payable and accrued liabilities	$682,072	$516,872

     Activity during the nine months ended September 30, 2005 associated with the Company’s product warranty accruals was as follows (in thousands):

As of January 1, 2005	$16,481
Warranty provision during the year	15,629
Charges against accrual	(12,051)
Translation and other	655

As of September 30, 2005	$20,714

Note 8: Employee Benefit Plans
     Total net benefit expense associated with the Company’s defined benefit pension plans consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$1,949	$1,822	$5,848	$5,466
Interest cost	5,737	4,970	17,211	14,911
Expected return on plan assets	(7,181)	(6,389)	(21,544)	(19,166)
Amortization of prior service cost	(131)	(119)	(394)	(356)
Amortization of losses and other	2,251	2,011	6,753	6,032

Total net benefit expense	$2,625	$2,295	$7,874	$6,887

     Total net benefit expense associated with the Company’s postretirement benefit plans consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$2	$—	$6	$—
Interest cost	376	725	1,127	2,175
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	(97)	(25)	(291)	(75)
Amortization of (gains) losses and other	(239)	225	(717)	675

Total net benefit expense	$42	$925	$125	$2,775

     In May 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). FSP 106-2 provides accounting and reporting guidance for plans for companies who have concluded that prescription drug benefits offered by their plan(s) are actuarially equivalent to Medicare Part D under the Act and therefore believe the plan(s) are entitled to receive the subsidy available under the Act. The Company’s actuaries have concluded that the Company’s plan will be eligible for the subsidy. Therefore, the estimated subsidy has been reflected as a reduction in the accumulated postretirement benefit obligation at December 31, 2004 in the amount of $3,667,000. The effect of the subsidy on the measurement of net periodic postretirement benefit costs for the three and nine months ended September 30, 2005 was a decrease of $152,315 and $456,946, respectively.
Note 9: Business Segments
     The Company’s operations are organized into three separate business segments — Cameron, CCV and Cooper Compression. Summary financial data by segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Cameron	$387,357	$365,481	$1,079,128	$1,052,543
CCV	155,690	88,922	424,689	251,496
Cooper Compression	93,566	84,064	275,469	241,558

	$636,613	$538,467	$1,779,286	$1,545,597

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Income (loss) before taxes:
Cameron	$46,845	$35,857	$116,175	$84,346
CCV	27,645	11,931	70,666	29,833
Cooper Compression	6,898	7,433	16,614	16,305
Corporate & other	(8,394)	(13,846)	(30,873)	(37,031)

	$72,994	$41,375	$172,582	$93,453

     Corporate & other includes expenses associated with the Company’s Corporate office in Houston, Texas, as well as all of the Company’s interest income and interest expense.
Note 10: Earnings Per Share
     The calculation of diluted shares outstanding is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic shares	56,137	52,969	54,789	53,331
Impact of employee stock options	749	704	692	553
Impact of convertible debentures	228	—	76	—

Diluted shares	57,114	53,673	55,557	53,884

     The number of basic and diluted shares outstanding were impacted by the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Acquisition of treasury shares	40,000	524,900	164,500	1,715,800
Average acquisition price	$62.83	$49.15	$57.11	$48.20
Issuance of treasury shares in satisfaction of option exercises	49,500	707,498	1,960,343	976,589
     For the three months ended September 30, 2005, the average stock price of the Company’s common stock traded above the initial conversion price of its 1.5% convertible debentures due 2024. The Company has irrevocably elected to use the “cash pay” provision contained in the debenture agreement to settle the principal amount of the debentures. Any incremental value over the principal amount will be settled through the issuance of additional shares of the Company’s common stock. The incremental shares that the Company could have been required to issue had the debentures been convertible at September 30, 2005 have been included in the number of diluted shares outstanding for the three and nine months ended September 30, 2005. Under the terms of the debenture agreement, however, the debentures are not convertible by the holders until the closing sales price of the Company’s common stock exceeds 120% of the conversion price for a specified period of time.

Note 11: Derivatives
     The Company’s derivative financial instruments are recorded at fair value in the Consolidated Condensed Balance Sheets as follows (in thousands):

	September 30,	December 31,
	2005	2004
Other Long-Term Assets:
Interest rate swaps	$—	$575
Accounts payable and accrued liabilities:
Foreign currency contracts	$6,428	$—
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
     In May 2004, the Company entered into $150,000,000 of interest rate swaps, which converted fixed-rate debt to variable-rate debt. These interest rate swaps hedged $150,000,000 of the $200,000,000 2.65% senior notes due 2007. Under these interest rate swap agreements, the counterparties paid interest at a fixed rate of 2.65%, and the Company paid a variable interest rate based on published six-month LIBOR less 82.5 to 86.0 basis points. On June 7, 2005, the Company terminated these interest rate swaps and paid the counterparties approximately $1,074,000, which represented the fair market value of the agreements at the time of termination and was recorded as an adjustment to the carrying value of the related debt. This amount is being amortized as an increase to interest expense over the remaining term of the debt. The company’s interest expense was increased by $146,000 and $182,000 for the three and nine months ended September 30, 2005, respectively, as a result of the amortization of the termination payment.
Cash Flow Hedges
     The Company occasionally uses forward foreign currency exchange contracts to hedge specific, large anticipated receipts or payments in currencies for which the Company does not have fully offsetting local currency expenditures or receipts. These contracts are typically designated as cash flow hedges under SFAS 133 and are considered highly effective. The change in fair value of cash flow derivatives are reported as a component of other comprehensive income and are recognized in the Consolidated Condensed Results of Operations in the period or periods during which the hedged transaction affects earnings. Any ineffective portions are recorded in earnings in the period in which such ineffectiveness occurs. For these cash flow hedges, the company will assess effectiveness by comparing the change in fair value of the foreign currency contract to the change in fair value of a “perfectly effective” hypothetical hedging instrument on a quarterly basis.
     At September 30, 2005, the Company had several foreign currency contracts that require the Company to either buy or sell foreign currency in exchange for other currencies through 2009. Such currency contracts existed at September 30, 2005 for British pounds sterling, euros and Norwegian krone. The aggregate notional amount of these contracts as of September 30, 2005 was $310,378,000. Hedge ineffectiveness of $1,000,000 was recorded as a loss in the Consolidated Condensed Results of Operations for the nine months ended September 30, 2005.
Other Derivative Instruments
     The Company also has contracts with no hedging designations for purposes of SFAS 133. These contracts, which have been entered into to manage a portion of the Company’s foreign exchange risk, are accounted for by adjusting the carrying amount of the contracts to market and recognizing any gain or loss in earnings as they occur and offsetting gains or losses on the related asset or liability. The notional amount of these contracts at September 30, 2005 was $2,731,000. The aggregate fair market value of these contracts at September 30, 2005 was $44,000.
Note 12: Comprehensive Income
     The amounts of comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income per Consolidated Condensed Results of Operations	$49,218	$29,484	$116,440	$65,417
Foreign currency translation gain (loss) (1)	6,431	8,123	(36,324)	(9,378)
Foreign currency contracts	—	—	(5,428)	—
Other	1	(60)	595	(60)

Comprehensive income	$55,650	$37,547	$75,283	$55,979

(1)	The significant changes in the “Foreign currency translation loss” relate primarily to the Company’s operations in the United Kingdom, Scotland, Norway, France and The Netherlands.
     The components of accumulated other elements of comprehensive income were as follows (in thousands):

	September 30,	December 31,
	2005	2004
Amounts comprising accumulated other elements of comprehensive income:
Accumulated foreign currency translation gain	$60,276	$96,600
Accumulated adjustments to record minimum pension liabilities, net of tax	(1,507)	(1,507)
Foreign currency contracts	(5,428)	—
Other	476	(119)

Accumulated other elements of comprehensive income	$53,817	$94,974

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
     The Company has been identified as a potentially responsible party (“PRP”) with respect to four sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) or similar state laws. The Company’s involvement at three of the sites is believed to be at a de minimis level. The fourth site is Osborne, Pennsylvania (a landfill into which the Cooper Compression operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had previously been in existence for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At September 30, 2005, the Company’s consolidated condensed balance sheet included a liability of $5,790,000 for environmental matters.
Legal Matters
     The Company is a named defendant in two lawsuits regarding contaminated underground water in a residential area adjacent to a former manufacturing site of one of its predecessors. In Valice v. Cooper Cameron Corporation (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), the plaintiffs claim that the contaminated underground water has reduced property values and threatens the health of the area residents and request class action status which, to date, has not been granted. The case is filed as a class action. The plaintiffs seek an analysis of the contamination, reclamation, and recovery of actual damages for the loss of property value. There are approximately 150 homes in the affected area with an estimated aggregate appraised value of $150,000,000. The parties are currently engaged in settlement discussions. In Kramer v. Cameron Iron Works, Inc., Cooper Industries, Inc., Cooper Cameron Corporation, and Tzunming Hsu and Shan Shan Hsu (190th Judicial District, Harris County, filed May 29, 2003), the plaintiffs purchased one of the homes in the area and allege a failure by the defendants to disclose the presence of contamination and seek to recover unspecified monetary damages. The Company has been and is currently working with the Texas Commission on Environmental Quality and continues to monitor the underground water in the area. The Company is of the opinion that there is no risk to area residents and that the lawsuits essentially reflect concerns over possible declines in property value. In an effort to mitigate homeowners’ concerns and reduce potential exposure from any such decline in property values, the Company entered into 21 written agreements with residents that obligate the Company to either reimburse sellers in the area for the estimated decline in value due to a potential buyer’s concerns related to the contamination or to purchase the property after an agreed marketing period. Eight of these agreements remain outstanding. To date the Company has two properties it has purchased that remain unsold, with an aggregate appraised value of $4,804,000. The Company has also negotiated settlements with owners of six properties sold in the area which were not subject to any written agreement with the Company. The Company has recognized total expenses of $6,913,000 since 2002 related to the various agreements or settlements with homeowners. The Company believes any potential exposure from these agreements, or, based on its review of the facts and law, any potential exposure from these, or similar, suits will not have a material adverse effect on its financial condition or liquidity.
     The Company, as well as its predecessor, Cooper Industries, Inc., had been named as defendants in a suit brought by a purchaser of an option to purchase a parcel of the same former manufacturing site. The plaintiffs in Silber/I-10 Venture Ltd., f/k/a Rocksprings Ltd. v. Falcon Interests Realty Corp., Cooper Industries Inc. and Cooper Cameron Corporation (212th Judicial District Court, Galveston County, filed August 15, 2002) alleged fraud and breach of contract regarding the environmental condition of the parcel under option. Plaintiffs claimed compensatory damages of approximately $7,500,000 plus punitive damages. The sale was made by Cooper Industries, Inc. prior to its split-off of Cooper Cameron, but plaintiffs alleged successor liability on the part of Cooper Cameron. The parties have settled this matter and the case has now been dismissed.
     The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995, 208 of which have been closed and 224 of which remain open. Of the 208 cases closed, 53 have been by a settlement at a cost of approximately $23,400 per case. The Company made no settlement payments in the remaining 155 cases. At September 30, 2005, the Company’s consolidated condensed balance sheet included a liability of $3,470,000 for the 224 cases which remain open, which includes legal costs. The Company believes, based on its review of the facts and law, that the potential exposure from the remaining suits will not have a material adverse effect on its results of operations, financial condition or liquidity.
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
Note 14: Subsequent Events
     On October 12, 2005, the Company entered into a new $350,000,000 five-year multicurrency revolving credit facility, expiring October 12, 2010, subject to certain extension provisions. The credit facility also allows for the issuance of letters of credit up to the full amount of the facility. The Company has the right to request an increase in the amount of the facility up to $700 million and may request three one-year extensions of the maturity date of the facility, all subject to lender approval. The facility provides for variable-rate borrowings based on the London Interbank Offered Rate (LIBOR) plus a margin (based on the Company’s then-current credit rating) or an alternate base rate. The agreement provides for certain fees and requires that the Company maintain a total debt-to-total capitalization ratio of less than 60% during the term of the agreement.
     On October 7, 2005, the Company acquired all of the technology associated with the design and fabrication of desalting, dehydration, distillate treating and gas or oil separation projects from Howe Baker Engineers Ltd. for a total of $8,250,000. This acquisition will be included in the Cameron segment subsequent to the acquisition date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     In addition to the historical data contained herein, this document includes “forward-looking statements” regarding future market strength, order levels, revenues and earnings of the Company as well as expectations regarding margins, profitability, capital spending, cash flow and estimated timing of the close of the Dresser acquisition, made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those described in forward-looking statements. Such statements are based on current expectations of the Company’s performance and are subject to a variety of factors, some of which are not under the control of the Company, which can affect the Company’s results of operations, liquidity or financial condition. Such factors may include overall demand for, and pricing of, the Company’s products; the size and timing of orders; the Company’s ability to successfully execute large subsea projects it has been awarded; the impact of acquisitions the Company has made; changes in the price of (and demand for) oil and gas in both domestic and international markets; raw material costs and availability; political and social issues affecting the countries in which the Company does business; fluctuations in currency markets worldwide; and variations in global economic activity. In particular, current and projected oil and gas prices historically have generally directly affected customers’ spending levels and their related purchases of the Company’s products and services. Additionally, changes in oil and gas price expectations may impact the Company’s financial results due to changes in cost structure, staffing or spending levels. See additional factors discussed in “Factors That May Affect Financial Condition and Future Results” contained herein.
     Because the information herein is based solely on data currently available, it is subject to change as a result of changes in conditions over which the Company has no control or influence, and should not therefore be viewed as assurance regarding the Company’s future performance. Additionally, the Company is not obligated to make a public indication of such changes unless required under applicable disclosure rules and regulations.
THIRD QUARTER 2005 COMPARED TO THIRD QUARTER 2004
     The Company had net income of $49.2 million, or $0.86 per share on a diluted basis, for the third quarter of 2005 compared to $29.5 million, or $0.55 per share on a diluted basis, for the third quarter of 2004. The results for the third quarter of 2004 included pre-tax charges of $3.8 million ($2.7 million after-tax), which represented the write-down of a technology investment.
REVENUES
     Revenues for the third quarter of 2005 totaled $636.6 million, an increase of 18.2% from $538.5 million for the third quarter of 2004. The acquisition of NuFlo Technologies, Inc. (NuFlo) during the second quarter of 2005 and the acquisition of certain businesses of the PCC Flow Technologies segment of Precision Castparts Corp. (the PCC Acquisition) in the fourth quarter of 2004 accounted for 52.6% of the increase. The remaining increase is attributable to higher activity levels in the Company’s existing businesses resulting from higher price levels for oil and natural gas as well as improved pricing for the Company’s products.
     Revenues for the third quarter of 2005 for Cameron totaled $387.4 million, an increase of 6.0% from $365.5 million for the third quarter of 2004. Revenues in the oil and gas separation and surface equipment markets increased 32.6% and 25.1%, respectively, while revenues in the subsea market decreased 12.2% and revenues in the drilling market decreased 4.0%. The increase in revenues for oil and gas separation and surface equipment was due primarily to increased activity levels in all regions resulting from higher oil and natural gas prices as well as improved pricing for the Company’s products. In addition, approximately 24.7% of the revenue increase in the surface market was due to the addition of certain businesses from the PCC Acquisition. The decrease in subsea revenue was primarily attributable to a large project shipment in the third quarter of 2004 to West Africa that did not recur in 2005, partially offset by an increase in smaller project shipments in the third quarter of 2005.
     Revenues for the third quarter of 2005 for CCV totaled $155.7 million, an increase of 75.1% from $88.9 million for the third quarter of 2004. The PCC Acquisition in the fourth quarter of 2004 and the acquisition of NuFlo in the second quarter of 2005 accounted for 66.8% of the increase. Sales in the distributed valve product line increased 56.9%, primarily as a result of new businesses added from the PCC Acquisition as well as strength in the North American drilling market, which helped drive demand for the Company’s valves in the U.S. and Canada. Sales in the engineered valve product line increased 34.4%, primarily as a result of the PCC Acquisition and increased shipments of Cameron ball valves for project business in the U.S. and the Far East.

     Revenues for the third quarter of 2005 for Cooper Compression totaled $93.6 million, an increase of 11.3% from $84.1 million for the third quarter of 2004. The increase in revenue was primarily attributable to an 18.6% increase in sales in the air compression market. Revenues were also positively impacted by a 3.6% increase in sales in the gas compression market. The increase in the air compression market was driven primarily by increased demand from international markets for engineered machines and related parts. The increase in the gas compression market reflects increased shipments of Ajax units partially offset by weak parts sales due to, among other things, the inability to procure necessary raw materials from vendors and temporary facility closures and disruptions caused by hurricanes Katrina and Rita.
COSTS AND EXPENSES
     Gross margin (exclusive of depreciation and amortization) for the third quarter of 2005 was $186.8 million, an increase of 30.5% from $143.2 million for the third quarter of 2004. Gross margin as a percentage of revenues for the third quarter of 2005 increased to 29.3% from 26.6% for the third quarter of 2004.
     Cameron’s gross margin percentage increased to 27.6% in the third quarter of 2005 from 24.4% in the third quarter of 2004. This increase is primarily attributable to (i) an increase in the margins in the drilling product line, primarily resulting from better pricing, which increased the overall gross margin percentage by 0.7%, (ii) an increase in margins in the subsea product line, primarily resulting from a milestone completion bonus which increased the overall gross margin percentage by 0.6%, as well as the absence in 2005 of several large low margin projects from 2004, which increased the overall gross margin percentage by 3.1% and (iii) the application of relatively fixed manufacturing overhead to a higher sales volume, which increased the overall gross margin percentage by 2.2%. These increases were partially offset by an increase in the reserve for excess inventory resulting from a change in the estimated realizable value of this inventory, as well as a warranty provision related to certain equipment shipped for a project in West Africa, which, combined, reduced the overall gross margin percentage by 3.2%.
     CCV’s gross margin percentage increased to 34.6% for the third quarter of 2005 from 32.6% in the third quarter of 2004 due primarily to (i) the application of relatively fixed manufacturing overhead to a higher sales volume, (ii) better pricing and (iii) a mix shift to higher-margin distributed product and aftermarket sales. The margin improvement was partially offset by certain businesses acquired in connection with the PCC Acquisition that carry lower margins as compared to CCV’s legacy operations.
     Cooper Compression’s gross margin percentage decreased to 27.9% for the third quarter of 2005 from 30.0% in the comparable period in 2004, due largely to a 1.5% margin reduction from the absence in 2005 of LIFO income recorded in the third quarter of 2004, partially offset by lower provisions for inventory obsolescence and warranty costs. Additionally, a shift in mix towards lower-margin new units as well as raw material price increases that Cooper Compression was unable to pass on to customers reduced margins in 2005.
     Selling and administrative expenses for the third quarter of 2005 were $94.6 million, an increase of $17.5 million from $77.1 million for the third quarter of 2004. The increase in selling and administrative expenses is due primarily to (i) the PCC Acquisition and the acquisition of NuFlo, which resulted in an aggregate $10.0 million increase, (ii) $1.7 million of litigation-related costs (reflected in the Corporate segment) and (iii) higher operating costs attributable to the higher activity and employment levels.
     Depreciation and amortization expense for the third quarter of 2005 was $18.8 million, a decrease of $1.3 million from $20.1 million for the third quarter of 2004. This decrease was due primarily to assets becoming fully depreciated, partially offset by depreciation associated with capital additions and depreciation on assets acquired in the PCC and NuFlo acquisitions. The Company’s capital spending since 2003 has been lower than its annual depreciation and amortization expense for those same periods, which contributed to the decline in current period expense.
     Interest income for the third quarter of 2005 was $3.5 million, an increase of $2.4 million from $1.1 million for the third quarter of 2004. Interest income increased due to higher interest rates earned on the Company’s invested cash balances and higher levels of invested cash.
     Interest expense for the third quarter of 2005 was $3.9 million, an increase of $2.0 million from $1.9 million for the third quarter of 2004. Interest expense for the third quarter of 2005 primarily reflects interest associated with the Company’s 2.65% senior notes due 2007 and the Company’s 1.5% convertible debentures due 2024. Additionally, approximately $0.8 million of interest expense was recorded in the third quarter of 2005 relating to various tax-related exposures and assessments. Interest expense for the third quarter of 2004 primarily reflects interest associated with (i) the Company’s 2.65% senior notes due 2007, (ii) the Company’s 1.5% convertible debentures due 2024, (iii) the Company’s 1.75% convertible debentures due 2021, (iv) $0.6 million related to tax-related assessments and exposures and (v) an interest rate swap on a notional amount of $150.0 million of the senior notes, which reduced the senior note interest expense by approximately $0.8 million.
     The income tax provision for the third quarter of 2005 was $23.8 million as compared to $11.9 million for the third quarter of 2004. The tax provision for the third quarter of 2005 primarily reflects (i) a 2005 estimated effective tax rate of 33.4% (as compared to 32.5% at the end of the second quarter of 2005), (ii) a $2.2 million accrual for withholding taxes on foreign dividends and (iii) a reduction in tax expense of $3.8 million due to return to provision adjustments and the resolution of a tax contingency. The 2005 estimated effective tax rate increased during the third quarter of 2005 due to a shift in estimated earnings to higher-rate jurisdictions. The impact on tax expense of the change in the effective tax rate was recognized during the third quarter.
ORDERS
     Orders were as follows (in millions):

	Three Months Ended
	September 30,
	2005	2004	Increase
Cameron	$595.5	$273.6	$321.9
CCV	176.0	91.7	84.3
Cooper Compression	117.3	92.4	24.9

	$888.8	$457.7	$431.1

     Orders for the third quarter of 2005 were $888.8 million, an increase of 94.2% from $457.7 million for the comparable period of 2004. Cameron’s orders for the third quarter of 2005 were $595.5 million, an increase of 117.7% from $273.6 million for the comparable period of 2004. Orders in the drilling market increased 151.3%, orders in the surface market increased 61.1%, orders in the subsea market increased 202.6% and orders in the oil and gas separation market increased 108.3%. The increase in drilling orders is primarily attributable to a $53.1 million order from a customer in the Eastern Hemisphere for a subsea drilling package as well as strong demand from customers in the Western Hemisphere for surface blow out preventers (BOPs) on land rigs. The increase in surface orders has occurred across most of the Company’s geographic regions due primarily to an increase in drilling activity throughout the industry as a result of higher oil and natural gas prices. Businesses acquired as part of the PCC Acquisition also added approximately $6.6 million to surface orders in the third quarter of 2005. The increase in subsea orders was primarily attributable to stronger demand in the Gulf of Mexico, Canada, offshore West Africa and offshore Brazil. The increase in orders in the oil and gas separation market is primarily related to a $55.8 million order for equipment to be used on a floating offshore storage platform offshore Brazil.
     CCV’s orders for the third quarter of 2005 were $176.0 million, an increase of 91.9% from $91.7 million for the comparable period of 2004. The PCC Acquisition and the acquisition of NuFlo resulted in a $48.5 million increase in the aggregate. Orders in the distributed valve product line increased 82.8%, primarily as a result of the PCC Acquisition and strength in the North American drilling market, which helped drive demand for the Company’s valves. Orders in the engineered valve product line increased 52.8%, primarily as a result of the PCC Acquisition as well as strength in the pipeline markets in the United States and Latin America.
     Cooper Compression’s orders for the third quarter of 2005 were $117.3 million, an increase of 26.9% from $92.4 million in the comparable period of 2004. Orders in the air compression market increased 41.8%, primarily as a result of increased demand for engineered machines, compared to a weak period in the prior year for such orders. Orders in the gas compression market increased 17.4%, primarily as a result of a large order from a lease fleet operator in the quarter for Ajax units and increased demand in the Far East for Superior compressors, partially offset by lower aftermarket sales due primarily to delays by customers in overhaul and repair work as these customers seek to maximize operating time in response to the current high gas prices.
NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004
     The Company had net income of $116.4 million, or $2.10 per share on a diluted basis, for the first nine months of 2005 compared to $65.4 million, or $1.21 per share on a diluted basis, for the comparable period of 2004. The results for the first nine months of 2004 included pre-tax charges of $14.8 million ($10.4 million after-tax), which consisted primarily of costs related to (i) the non-cash write-down of a technology investment, (ii) the write-off of unamortized debt issue costs associated with the early retirement of the Company’s zero-coupon convertible debentures due 2021 and $184.3 million of the Company’s 1.75% convertible debentures due 2021 and (iii) severance costs primarily related to a workforce reduction in the Cameron division.

REVENUES
     Revenues for the first nine months of 2005 totaled $1,779.3 million, an increase of 15.1% from $1,545.6 million for the comparable period of 2004. The acquisition of NuFlo in the second quarter of 2005, PCC in the fourth quarter of 2004 and Petreco during the first quarter of 2004 accounted for 75.3% of the increase. The remaining increase is attributable to higher activity levels in the Company’s existing businesses resulting from higher price levels for oil and natural gas as well as improved pricing for the Company’s products.
     Revenues for the first nine months of 2005 for Cameron totaled $1,079.1 million, an increase of 2.5% from $1,052.5 million for the comparable period of 2004. The acquisition of PCC in the fourth quarter of 2004 and Petreco in the first quarter of 2004 resulted in a $59.8 million increase in revenues in the aggregate. Revenues in the surface market increased 15.5%, while revenues in the drilling market decreased 8.1% and revenues in the subsea market decreased 13.5%. The increase in surface revenues was attributable to the impact of the PCC acquisition, which accounted for 31.2% of the increase, as well as increased activity, mainly in the Western Hemisphere, due primarily to higher oil and natural gas prices. The decrease in drilling revenue was primarily attributable to a lack of large project shipments during the first nine months of 2005 as compared to the prior year. The decrease in subsea revenues was attributable to lower activity levels on several large projects located offshore West Africa.
     Revenues for the first nine months of 2005 for CCV totaled $424.7 million, an increase of 68.9% from $251.5 million for the comparable period of 2004. The PCC Acquisition in the fourth quarter of 2004 and the acquisition of NuFlo in the second quarter of 2005 resulted in a $116.1 million increase in revenues in the aggregate. Sales in the distributed valve product line increased 53.8%, primarily as a result of new businesses acquired in connection with the PCC Acquisition, strength in the North American drilling market, which helped drive demand for the Company’s valves, particularly in the U.S. Sales in the engineered valve product line increased 54.8%, primarily as a result of the PCC Acquisition and increased shipments resulting from the high level of backlog that existed at December 31, 2004.
     Revenues for the first nine months of 2005 for Cooper Compression totaled $275.5 million, an increase of 14.0% from $241.6 million for the comparable period of 2004. The increase in revenue was attributable to a 26.7% increase in sales in the air compression market and a 5.1% increase in the gas compression market. The increase in sales in the air compression market was driven by a high backlog for engineered machines at the beginning of the year and continued strong demand internationally for these machines and related parts during the current period. The increase in the gas compression market reflects increased shipments of Ajax units and Superior compressors, partially offset by weaker aftermarket revenues as parts sales declined due to the inability to procure necessary raw materials from vendors and temporary facility closures and disruptions caused by hurricanes Katrina and Rita, as well as the absence in 2005 of a large U.S. service project performed in 2004.
COSTS AND EXPENSES
     Gross margin (exclusive of depreciation and amortization) for the first nine months of 2005 was $499.3 million as compared to $388.2 million for the comparable period of 2004, an increase of 28.6%. Gross margin as a percentage of revenues for the first nine months of 2005 increased to 28.1% from 25.1% for the comparable period of 2004.
     Cameron’s gross margin percentage increased to 26.6% for the first nine months of 2005 from 23.0% in the comparable period of 2004. This increase is primarily attributable to (i) an increase in the margins in the drilling product line, primarily resulting from improved pricing in the current year, which increased the overall gross margin percentage by 1.0%, (ii) an increase in margins in the subsea product line, primarily resulting from a milestone completion bonus on a contract, which increased the overall gross margin percentage by 0.2% improved pricing, particularly for Gulf of Mexico projects, and the absence in 2005 of certain large low-margin projects in 2004, which increased the overall gross margin percentage by 2.5% and (iii) the application of relatively fixed manufacturing overhead costs to a higher sales volume, which increased the overall gross margin percentage by 1.5%. These increases were partially offset by higher warranty and provisions for excess inventory, which, combined, reduced margins by 0.9%. The higher warranty provision related to certain equipment shipped for a project in West Aftica. The higher provision for excess inventory results from a charge in the estimated realizable value of this inventory.
     CCV’s gross margin percentage increased to 32.9% for the first nine months of 2005 from 30.5% in the comparable period of 2004, due primarily to the application of relatively fixed manufacturing overhead costs to a higher sales volume. Margins were also positively impacted by better pricing, particularly in the engineered valve product line, as well as a lower inventory obsolescence provision in 2005. This impact was partially offset by businesses acquired in connection with the PCC Acquisition, which carry lower margins than CCV’s legacy operations.
     Cooper Compression’s gross margin percentage decreased to 26.6% for the first nine months of 2005 from 28.6% in the comparable period of 2004, due primarily to a shift in mix towards lower-margin new units as well as raw material price increases that Cooper Compression was unable to pass on to customers. This was partially offset by a lower provision for inventory obsolescence in the first nine months of 2005, which had a positive impact on margins of approximately 1.0%.
     Selling and administrative expenses for the first nine months of 2005 were $268.8 million, an increase of $49.7 million from $219.1 million for the comparable period of 2004. The increase in selling and administrative expenses is due primarily to (i) acquisitions made in 2004 and 2005, which increased selling and administrative expenses by $24.4 million, (ii) $6.5 million of litigation-related costs (reflected in the Corporate segment), (iii) $6.0 million of additional incentive compensation expense, (iv) $1.0 million associated with movements in foreign currency and (v) higher operating costs attributable to the higher activity and employment levels.
     Depreciation and amortization expense for the first nine months of 2005 was $57.5 million, a decrease of $2.8 million from $60.3 million for the comparable period of 2004. This decrease was due primarily to assets becoming fully depreciated, partially offset by depreciation associated with capital additions and depreciation on assets acquired in the Petreco, PCC and NuFlo acquisitions. The Company’s capital spending since 2003 has been lower than its annual depreciation and amortization expense for those same periods which contributed to the decline in current period expense.
     Interest income for the first nine months of 2005 was $8.7 million, an increase of $5.4 million from $3.3 million for the comparable period of 2004. Interest income increased due to (i) higher interest rates earned on the Company’s invested cash balances, (ii) higher levels of invested cash and (iii) $1.0 million of interest on tax refunds.
     Interest expense for the first nine months of 2005 was $9.0 million, a decrease of $5.8 million from $14.8 million for the comparable period of 2004. The decline in interest expense is due primarily to the recognition in the second quarter of 2004 of $6.8 million of accelerated amortization of debt issue costs associated with the early retirement of the Company’s zero-coupon convertible debentures due 2021.
     The income tax provision for the first nine months of 2005 was $56.1 million as compared to $28.0 million for the comparable period of 2004. The tax provision for nine months ended September 30, 2005 reflects (i) a 2005 estimated effective tax rate of 33.4% (as compared to 30.0% in the comparable period of 2004), (ii) a $2.2 million accrual for withholding taxes on foreign dividends and (iii) a reduction in tax expense of $3.8 million due to return to provision adjustments and the resolution of a tax contingency. The 2005 estimated effective tax rate increased from the prior year estimate due to a shift in 2005 estimated earnings to higher tax rate jurisdictions.

ORDERS & BACKLOG
     Orders were as follows (in millions):

	Nine Months Ended
	September 30,
	2005	2004	Increase
Cameron	$1,840.7	$821.5	$1,019.2
CCV	482.2	268.7	213.5
Cooper Compression	352.8	280.2	72.6

	$2,675.7	$1,370.4	$1,305.3

     Orders for the first nine months of 2005 were $2,675.7 million, an increase of 95.2% from $1,370.4 million for the comparable period of 2004. Cameron’s orders for the first nine months of 2005 were $1,840.7 million, an increase of 124.1% from $821.5 million for the comparable period of 2004. Cameron’s orders for the first nine months of 2005 include $350.0 million related to a large subsea project award in the West African market. Orders in the drilling market increased 102.6%, orders in the surface market increased 61.8%, orders in the subsea market increased 260.8% and orders in the oil and gas separation market increased 84.2%. The increase in drilling orders is primarily attributable to a $53.1 million order from a customer in the Eastern Hemisphere for a subsea drilling package, as well as strong demand for surface BOPs in the Western Hemisphere and Asia Pacific regions due to an increase in surface drilling activity. The increase in surface orders has occurred across most of the Company’s geographic regions due primarily to an increase in drilling activity throughout the industry as a result of higher oil and natural gas prices. Businesses acquired as part of the PCC Acquisition also added approximately $24.8 million to surface orders in 2005. The increase in subsea orders was primarily attributable to several large project awards in the West African market, including the $350.0 million award discussed above. The increase in orders in the oil and gas separation market reflect the receipt in the third quarter of 2005 of a $55.8 million order for equipment to be used on a floating offshore storage platform offshore Brazil, as well as the full nine months-to-date impact in 2005 of the acquisition of Petreco during the first quarter of 2004.
     CCV’s orders for the first nine months of 2005 were $482.2 million, an increase of 79.5% from $268.7 million for the comparable period of 2004. The PCC Acquisition and the acquisition of NuFlo resulted in a $193.0 million increase in the aggregate. Orders in the distributed valve products line increased 71.4%, primarily as a result of the PCC Acquisition and strength in the North American drilling market which helped drive demand for the Company’s valves, particularly in the U.S. and, to a lesser extent, in Canada. Orders in the engineered valve products line increased 67.1%, primarily as a result of the PCC Acquisition as well as strength in the pipeline market in the United States, Latin America and Asia.
     Cooper Compression’s orders for the first nine months of 2005 were $352.8 million, an increase of 25.9% from $280.2 million in the comparable period of 2004. Orders in the air compression market increased 26.6%, primarily as a result of strong demand internationally for engineered machines and related parts. Orders in the gas compression market increased 25.4%, as strong demand for Ajax units and Superior compressors more than offset a weakness in aftermarket sales due primarily to delays by customers in overhaul and repair work as these customers seek to maximize operating time in response to the current high gas prices, and the absence in 2005 of a large U.S. service order taken in 2004.
     Backlog was as follows (in millions):

	September 30,	December 31,
	2005	2004	Increase
Cameron	$1,481.6	$752.9	$728.7
CCV	183.2	122.9	60.3
Cooper Compression	196.1	124.2	71.9

	$1,860.9	$1,000.0	$860.9

Liquidity and Capital Resources
     The Company’s cash balances increased to $460.4 million at September 30, 2005 from $227.0 million at December 31, 2004, due primarily to $283.8 million of cash flow from operating activities and $136.4 million of cash flow from financing activities, partially offset by the consumption of $162.5 million of cash flow from investing activities.

     During the first nine months of 2005, the Company’s operating activities generated $283.8 million of cash as compared to $126.7 million in the comparable period of 2004. Cash flow from operations during the first nine months of 2005 was comprised primarily of net income of $116.4 million, adjusted for depreciation and amortization of $57.5 million, $25.2 million of tax benefit from employee stock option exercises, deferred taxes and other non-cash charges and $84.6 million of working capital decreases. The most significant changes in working capital were a $22.0 million increase in accounts receivable, an $89.7 million increase in inventories, a $169.8 million increase in accounts payable and accrued liabilities and a $26.5 million decrease in other assets and liabilities, net. The increase in accounts receivable was primarily related to higher sales across all segments. The increase in inventories was primarily caused by the additional materials received to support the increased production requirements associated with the growth in Cameron’s backlog during 2005. The increase in accounts payable and accrued liabilities is primarily attributable to a $111.9 million increase in progress payments and cash advances from customers. The decrease in other assets and liabilities, net, is largely attributable to an increase in the Company’s accrual for current income taxes due, particularly in the United Kingdom and Canada.
     During the first nine months of 2005, the Company’s investing activities consumed $162.5 million of cash as compared to $94.8 million during the comparable period of 2004. The most significant component of cash flow consumed in investing activities for the first nine months of 2005 was the acquisition of NuFlo, which consumed $121.3 million, and the purchase of capital equipment, which consumed $43.8 million.
     During the first nine months of 2005, the Company’s financing activities generated $136.4 million of cash, as compared to the consumption of $63.7 million of cash in the comparable period of 2004. Cash flow from financing activities for the first nine months of 2005 primarily reflects $165.5 million in proceeds from option exercises, partially offset by the retirement of $14.8 million principal amount of the Company’s existing 1.75% convertible debentures due 2021 and the repurchase of 164,500 shares of the Company’s common stock at an average price of $57.11.
     On September 1, 2005, the Company announced an agreement to purchase certain businesses of the Flow Control segment of Dresser, Inc. for approximately $224 million in cash, subject to final adjustment and other matters. The Company has been advised by the Department of Justice that it has granted Cooper Cameron’s request for early termination of the waiting period related to this acquisition. The companies previously made a Hart-Scott-Rodino filing and had been responding to a second request from the Department of Justice for additional information on certain product lines. The transaction is expected to close during the fourth quarter of 2005. The Company anticipates utilizing its existing cash balances on-hand to pay for the acquisition.
     The Company also expects to fund expenditures for new capital requirements (estimated to total approximately $80 million for the full year 2005), as well as general liquidity needs, from remaining available cash balances after completion of the acquisition described above, cash generated from current operating activities and amounts available under its new $350.0 million multicurrency revolving credit facility.
     On October 12, 2005, the Company entered into a new $350.0 million five-year multicurrency revolving credit facility, expiring October 12, 2010, subject to certain extension provisions. The credit facility also allows for the issuance of letters of credit up to the full amount of the facility. The Company has the right to request an increase in the amount of the facility up to $700 million and may request three one-year extensions of the maturity date of the facility, all subject to lender approval. The facility provides for variable-rate borrowings based on the London Interbank Offered Rate (LIBOR) plus a margin (based on the Company’s then-current credit rating) or an alternate base rate. The agreement provides for certain fees and requires that the Company maintain a total debt-to-total capitalization ratio of less than 60% during the term of the agreement.
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
     The Company continues to attempt to expand in this market. This market is significantly different from the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and in some cases, new technology. These projects accounted for approximately 15% of total revenues in 2004. During the fourth quarter of 2003, the Company experienced numerous delivery delays on its subsea systems contracts which negatively impacted 2003’s financial results. To the extent the Company experiences difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted. As of September 30, 2005, the Company has a subsea systems backlog of approximately $573.3 million.
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
The inability of the Company to deliver its backlog on time could affect the Company’s future sales and profitability and its relationships with its customers.
     At September 30, 2005, backlog reached $1,860.9 million, a record level for the Company. The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Many of the contracts the Company enters into with its customers require long manufacturing lead times and contain penalty or incentive clauses relating to on-time delivery. A failure by the Company to deliver in accordance with customer expectations could subject the Company to financial penalties or loss of financial incentives and may result in damage to existing customer relationships. Additionally, the Company bases its earnings guidance to the financial markets on expectations regarding the timing of delivery of product currently in backlog. Failure to deliver in accordance with expectations could cause adverse changes in the market price of the Company’s outstanding common stock and other publicly traded financial instruments.
The acquisition of certain businesses of the Flow Control segment of Dresser, Inc. exposes the Company to integration risk.
     The acquisition of certain businesses from Dresser is the largest acquisition the Company has made and will require a substantial amount of integration into the Company’s CCV operations. To the extent this integration takes longer than expected, costs more than expected or does not result in the operational improvement expected, the Company’s financial performance and liquidity may be negatively impacted.
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
     Cooper Cameron accepts purchase orders that may be subject to cancellation, modification or rescheduling. Changes in the economic environment and the financial condition of the oil and gas industry could result in customer requests for modification, rescheduling or cancellation of contractual orders. The Company is typically protected against financial losses related to products and services it has provided prior to any cancellation.
The Company’s international operations expose it to instability and changes in economic and political conditions, foreign currency fluctuations, trade and investment regulations and other risks inherent to international business.
     The risks of international business include the following:
•	volatility in general economic, social and political conditions;

•	differing tax rates, tariffs, exchange controls or other similar restrictions;

•	changes in currency rates;

•	inability to repatriate income or capital;

•	compliance with, and changes in, domestic and foreign laws and regulations that impose a range of restrictions on operations, trade practices, trade partners and investment decisions. From time to time, the Company receives inquiries regarding its compliance with such laws and regulations. The Company is currently cooperating with a voluntary request for information dated September 2, 2005 from the U.S. Securities and Exchange Commission regarding certain of the Company’s West African activities. The Company believes it has complied with all applicable laws and regulations with respect to its activities in this region. Additionally, the U.S. Department of Treasury’s Office of Foreign Assets Control made an inquiry regarding U.S. involvement in a United Kingdom subsidiary’s commercial and financial activity relating to Iran in September 2004 and the U.S. Department of Commerce made an inquiry regarding sales by another United Kingdom subsidiary to Iran in February 2005. The Company responded to these two inquiries and has not received any additional requests related to these matters.

•	reductions in the number or capacity of qualified personnel; and

•	seizure of equipment.
     Cooper Cameron has manufacturing and service operations that are essential parts of its business in developing countries and economically and politically volatile areas in Africa, Latin America, Russia and other countries that were part of the Former Soviet Union, the Middle East, and Central and South East Asia. The Company also purchases a large portion of its raw materials and components from a relatively small number of foreign suppliers in developing countries. The ability of these suppliers to meet the Company’s demand could be adversely affected by the factors described above.
Changes in the equity and debt markets impact pension expense and funding requirements for the Company’s defined benefit plans.
     The Company accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions, (SFAS 87), which requires that amounts recognized in the financial statements be determined on an actuarial basis. A significant element in determining the Company’s pension income or expense in accordance with SFAS 87 is the expected return on plan assets. The assumed long-term rate of return on assets is applied to a calculated value of plan assets which results in an estimated return on plan assets that is included in current year pension income or expense. The difference between this expected return and the actual return on plan assets is deferred and amortized against future pension income or expense. Due to the weakness in the overall equity markets from 2000 through 2002, the plan assets earned a rate of return substantially less than the assumed long-term rate of return during this period. As a result, expense associated with the Company’s pension plans has increased significantly from the level recognized historically.
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
Foreign Currency Exchange Rates
     A large portion of the Company’s operations consist of manufacturing and sales activities in foreign jurisdictions, principally in Europe, Canada, West Africa, the Middle East, Latin America and the Pacific Rim. As a result, the Company’s financial performance may be affected by changes in foreign currency exchange rates or weak economic conditions in these markets. Overall, the Company generally is a net receiver of pounds sterling and Canadian dollars and, therefore, benefits from a weaker U.S. dollar with respect to these currencies. Typically, the Company is a net payer of euros and Norwegian krone as well as other currencies such as the Singapore dollar and the Brazilian real. A weaker U.S. dollar with respect to these currencies may have an adverse effect on the Company. Assets and liabilities of which the functional currency is the local currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive income in the stockholders’ equity section of the Company’s Consolidated Condensed Balance Sheets. For the nine months ended September 30, 2005, equity decreased by $36.3 million to reflect the net impact of the weakening in various foreign currencies against the U.S. dollar.
     In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain limited instances, the

Company has historically entered into forward foreign currency exchange contracts to hedge specific, large anticipated receipts in currencies for which the Company does not traditionally have fully offsetting local currency expenditures. As of September 30, 2005, the Company has entered into several foreign currencies forward contracts with notional amounts aggregating to $310.4 million to hedge exposure to currency fluctuation in various foreign currencies, including the British pound sterling, euro and Norwegian krone. Gains and losses on these contracts are generally recognized in accumulated other comprehensive income. Any ineffective portion of such hedges are recognized currently in income.
Interest Rates
     The Company is subject to interest rate risk on its long-term fixed interest rate debt and, to a lesser extent, variable-interest rate borrowings. Variable-rate debt, where the interest rate fluctuates periodically, exposes the Company to short-term changes in market interest rates. Fixed-rate debt, where the interest rate is fixed over the life of the instrument, exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.
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
     In May 2004, the Company entered into $150.0 million in interest rate swaps, which converted fixed-rate debt to variable-rate debt. These interest rate swaps hedged $150.0 million of the $200.0 million 2.65% senior notes due 2007. Under these interest rate swap agreements, the counterparties paid interest at a fixed rate of 2.65%, and the Company paid a variable interest rate based on published six-month LIBOR less 82.5 to 86.0 basis points. On June 7, 2005, the Company terminated these interest rate swaps. As a result of these terminations, the Company paid the counterparties $1.1 million which represented the fair market value of the agreements at the time of termination and were recorded as an adjustment to the carrying value of the related debt. This amount is being amortized as an increase to interest expense over the remaining term of the debt. The Company’s interest expense was increased by $0.1 million and $0.2 million for the three and nine months ended September 30, 2005, respectively, as a result of amortization of the termination payment.
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
Item 4. Controls and Procedures
     As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s Disclosure Committee of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Disclosure Committee has presented its conclusion on the aforementioned controls to the Company’s chief executive officer and chief financial officer. Based on the evaluation performed by the Disclosure Committee, the Company’s senior management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective.
     In July 2005, the Company announced the formalization of four business units within the Cameron division in order to better address specific market opportunities. As a result of this action, new management positions have been created which report to the president of the Cameron division. The reorganization was effective October 1, 2005. Other than changes in the roles of certain members of management within the Cameron division, the reorganization is not expected to have a material effect on the Company’s internal controls over financial reporting. There has been no other change in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
     The Company has been identified as a potentially responsible party (“PRP”) with respect to four sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) or similar state laws. The Company’s involvement at three of the sites is believed to be at a de minimis level. The fourth site is Osborne, Pennsylvania (a landfill into which the Cooper Compression operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had previously been in existence for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At September 30, 2005, the Company’s consolidated balance sheet included a liability of $5.8 million for environmental matters.
Legal Matters
     The Company is a named defendant in two lawsuits regarding contaminated underground water in a residential area adjacent to a former manufacturing site of one of its predecessors. In Valice v. Cooper Cameron Corporation (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), the plaintiffs claim that the contaminated underground water has reduced property values and threatens the health of the area residents and request class action status which, to date, has not been granted. The case is filed as a class action. The plaintiffs seek an analysis of the contamination, reclamation, and recovery of actual damages for the loss of property value. There are approximately 150 homes in the affected area with an estimated aggregate appraised value of $150,000,000. The parties are currently engaged in settlement discussions. In Kramer v. Cameron Iron Works, Inc., Cooper Industries, Inc., Cooper Cameron Corporation, and Tzunming Hsu and Shan Shan Hsu (190th Judicial District, Harris County, filed May 29, 2003), the plaintiffs purchased one of the homes in the area and allege a failure by the defendants to disclose the presence of contamination and seek to recover unspecified monetary damages. The Company has been and is currently working with the Texas Commission on Environmental Quality and continues to monitor the underground water in the area. The Company is of the opinion that there is no risk to area residents and that the lawsuits essentially reflect concerns over possible declines in property value. In an effort to mitigate homeowners’ concerns and reduce potential exposure from any such decline in property values, the Company entered into 21 written agreements with residents that obligate the Company to either reimburse sellers in the area for the estimated decline in value due to a potential buyer’s concerns related to the contamination or to purchase the property after an agreed marketing period. Eight of these agreements remain outstanding. To date the Company has two properties it has purchased that remain unsold, with an aggregate appraised value of $4,804,000. The Company has also negotiated settlements with owners of six properties sold in the area which were not subject to any written agreement with the Company. The Company has recognized total expenses of $6,913,000 since 2002 related to the various agreements or settlements with homeowners. The Company believes any potential exposure from these agreements, or, based on its review of the facts and law, any potential exposure from these, or similar, suits will not have a material adverse effect on its results of operations, financial condition or liquidity.
     The Company, as well as its predecessor, Cooper Industries, Inc., had been named as defendants in a suit brought by a purchaser of an option to purchase a parcel of the same former manufacturing site. The plaintiffs in Silber/I-10 Venture Ltd., f/k/a Rocksprings Ltd. v. Falcon Interests Realty Corp., Cooper Industries Inc. and Cooper Cameron Corporation (212th Judicial District Court, Galveston County, filed August 15, 2002) alleged fraud and breach of contract regarding the environmental condition of the parcel under option. Plaintiffs claimed compensatory damages of approximately $7,500,000 plus punitive damages. The sale was made by Cooper Industries, Inc. prior to its split-off of Cooper Cameron, but plaintiffs alleged successor liability on the part of Cooper Cameron. The parties have settled this matter and the case has now been dismissed.

     The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995, 208 of which have been closed and 224 of which remain open. Of the 208 cases closed, 53 have been by a settlement at a cost of approximately $23,400 per case. The Company made no settlement payments in the remaining 155 cases. At September 30, 2005, the Company’s consolidated condensed balance sheet included a liability of $3,470,000 for the 224 cases which remain open, which includes legal costs. The Company believes, based on its review of the facts and law, that the potential exposure from the remaining suits will not have a material adverse effect on its results of operations, financial condition or liquidity.
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
     Purchases pursuant to this authority may be made by way of open market purchases, directly or indirectly, for the Company’s own account or through commercial banks or financial institutions and by the use of derivatives such as a sale or put on the Company’s Common Stock or by forward or economically equivalent transactions
     Shares of Common Stock purchased and placed in treasury during the three months ended September 30, 2005 under the Board’s authorization program described above are as follows:

			Total number	Maximum
			of shares	number of
			purchased as	shares that may
			part of the	yet be
	Total number		publicly	purchased
	of shares	Average price	announced	under the
Period	purchased	paid per share	program (a)	program
7/1/05 - 7/31/05	40,000	$62.83	789,400	4,210,600
8/1/05 - 8/31/05	—	$—	789,400	4,210,600
9/1/05 - 9/30/05	—	$—	789,400	4,210,600

Total	40,000	$62.83	789,400	4,210,600

(a)	All share purchases during the third quarter of 2005 were done through open market transactions.
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

Exhibit 31.1 -
     Certification dated October 25, 2005, of the principal executive officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2 -
     Certification dated October 25, 2005, of the principal financial officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1 -
     Certification dated October 25, 2005, of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K:
     The Company filed a Form 8-K on July 7, 2005, incorporating therein, as an exhibit, a press release dated July 6, 2005, announcing the appointment of Lorne E. Philips as Treasurer.
     The Company filed a Form 8-K on July 21, 2005, incorporating therein, as an exhibit, a press release dated July 21, 2005, announcing the Company’s earnings for the three months ended June 30, 2005.
     The Company filed a Form 8-K on July 26, 2005, announcing the entry into a material definitive agreement for a compensation program for non-employee directors. In addition, it incorporated, as an exhibit, a press release dated July 22, 2005, announcing the election of Jack B. Moore as senior vice president and the restructuring of the Cameron Division.
     The Company filed a Form 8-K on August 26, 2005, incorporating therein, as an exhibit, a press release dated August 25, 2005, announcing the election of Erik Peyrer as Vice President, Business Development, Asia Pacific/Middle East.
     The Company filed a Form 8-K on August 31, 2005, incorporating therein, as an exhibit, a press release dated August 30, 2005, announcing a web cast of remarks of its President and Chief Executive Officer, Sheldon R. Erikson, at the Lehman Brothers 2005 CEO Energy/Power Conference on Wednesday, September 7, 2005.

     The Company filed a Form 8-K on September 1, 2005, incorporating therein, as an exhibit, a press release dated September 1, 2005, announcing that the Company had agreed to purchase certain businesses of the Flow Control segment of Dresser, Inc. for approximately $224 million in cash, subject to final adjustments and other matters.
     The Company filed a Form 8-K on September 8, 2005, incorporating therein, as an exhibit, the purchase agreement with Dresser, Inc. to purchase certain businesses of the Flow Control segment of Dresser, Inc. for approximately $224 million in cash, subject to final adjustments and other matters. The transaction is subject to regulatory approval.
     The Company filed a Form 8-K on October 18, 2005 announcing the entry into a $350 million revolving credit facility which replaces an existing $200 million revolving credit agreement which was terminated as of October 12, 2005. The new credit agreement was incorporated therein as an exhibit.
     The Company filed a Form 8-K on October 27, 2005, incorporating therein, as an exhibit, a press release dated October 27, 2005, announcing the Company’s earnings for the three months ended September 30, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2005	Cooper Cameron Corporation

(Registrant)
/s/ Franklin Myers

Franklin Myers
Senior Vice President of Finance &
Chief Financial Officer
and authorized to sign on
behalf of the Registrant

EXHIBIT INDEX

Exhibit 31.1—	Certification, dated October 25, 2005, of the principal executive officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2—	Certification, dated October 25, 2005, of the principal financial officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1—	Certification, dated October 25, 2005, of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.