Form 10-K/A
period 2004-12-31
COOPER CAMERON CORP
filed 2006-01-31
CIK 941548

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-13884

COOPER CAMERON CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0451843 (I.R.S. Employer Identification No.)

1333 West Loop South Suite 1700 Houston, Texas (Address of principal executive offices)	77027 (Zip Code)
Registrant’s telephone number, including area code (713) 513-3300
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par Value $0.01 Per Share	New York Stock Exchange

Junior Participating Preferred Stock Purchase Rights Par Value $0.01 Per Share	New York Stock Exchange
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

DOCUMENTS INCORPORATED BY REFERENCE
None
EXPLANATORY NOTE
     We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2004, originally filed with the Securities and Exchange Commission on February 25, 2005 (Original Form 10-K), primarily to modify Part II, Items 9A and 9B as well as Exhibits 31.1 and 31.2 of our Original Form 10-K.

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

Business Segments
Markets and Products
     The Company’s operations are organized into three separate business segments — Cameron, Cooper Cameron Valves and Cooper Compression, each of which conducts business as a division of the Company. For additional business segment information for each of the three years in the period ended December 31, 2004, see Note 14 of the Notes to Consolidated Financial Statements, which Notes were incorporated by reference in Part II, Item 8 of our Original Form 10-K, filed with the Securities and Exchange Commission on February 25, 2005 (“Notes to Consolidated Financial Statements”).
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

* net of contractors

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
     The information on the Company’s website is not, and shall not be deemed to be, a part of this Form 10-K/A or any other filing the Company makes with the SEC. Additionally, the Company’s previously filed reports and statements are also available at the SEC’s website, www.sec.gov.

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
     Information concerning securities authorized for issuance under equity compensation plans is included in Note 9 of the Notes to Consolidated Financial Statements, which notes were incorporated by reference in Part II, Item 8 of our Original Form 10-K, filed with the Securities and Exchange Commission on February 25, 2005 (“Notes to Consolidated Financial Statements”).
ITEM 6. SELECTED FINANCIAL DATA
     The information set forth under the caption “Selected Consolidated Historical Financial Data of Cooper Cameron Corporation” on page 66 in the 2004 Annual Report to Stockholders was incorporated by reference in Part II, Item 6 of our Original Form 10-K, filed with the Securities and Exchange Commission on February 25, 2005.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition of Cooper Cameron Corporation” on pages 25-35 in the 2004 Annual Report to Stockholders was incorporated by reference in Part II, Item 7 of our Original Form 10-K, filed with the Securities and Exchange Commission on February 25, 2005.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information for this item is set forth in the section entitled “Market Risk Information” on page 35 in the 2004 Annual Report to Stockholders which was incorporated by reference in Part II, Item 7A of our Original Form 10-K, filed with the Securities and Exchange Commission on February 25, 2005.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The following consolidated financial statements of the Company and the independent registered public accounting firm’s report set forth on pages 37-65 in the 2004 Annual Report to Stockholders were incorporated by reference in Part II, Item 8 of our Original Form 10-K, filed with the Securities and Exchange Commission on February 25, 2005:

     Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.
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
     In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.
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
     The information set forth under the captions “Management’s Report on Internal Control Over Financial Reporting” and “Assessment of Internal Control Over Financial Reporting” on page 36 of the 2004 Annual Report to Stockholders and the “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” included on page 37 of the 2004 Annual Report to Stockholders was incorporated by reference in Part II, Items 7 and 8 of our Original Form 10-K, filed with the Securities and Exchange Commission on February 25, 2005.

ITEM 9B.	OTHER INFORMATION
     None
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information regarding Section 16(a) compliance, the Audit Committee, the Company’s Code of Business Ethics and Ethics for Directors, shareholder nominating procedures and background of the directors appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance”, “Information Concerning the Board of Directors”, and “Security Ownership of Management” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders was incorporated by reference in Part III, Item 10 of our Original Form 10-K, filed with the Securities and Exchange Commission on February 25, 2005.

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
     The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K/A is incorporated by reference in this section.

ITEM 11.	EXECUTIVE COMPENSATION
     Information appearing under the captions “Directors’ Compensation” and “Executive Compensation” (other than the Report of the Compensation and Governance Committee) in the 2005 Proxy Statement was incorporated by reference in Part III, Item 11 of our Original Form 10-K, filed with the Securities and Exchange Commission on February 25, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information setting forth the security ownership of certain beneficial owners and management appearing under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” and information appearing under the caption “Equity Compensation Tables” in the 2005 Proxy Statement was incorporated by reference in Part III, Item 12 of our Original Form 10-K, filed with the Securities and Exchange Commission on February 25, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information regarding certain related transactions appearing under the captions “Governance” and “Executive Compensation” in the 2005 Proxy Statement was incorporated by reference in Part III, Item 13 of our Original Form 10-K, filed with the Securities and Exchange Commission on February 25, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information appearing under the captions “Principal Accounting Firm Fees” and “Pre-approval Policies and Procedures” in the 2005 Proxy Statement was incorporated by reference in Part III, Item 14 of our Original Form 10-K, filed with the Securities and Exchange Commission on February 25, 2005.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Report:
     (1) Financial Statements:
     All financial statements of the Registrant were incorporated by reference in Part II, Item 8 of our Original Form 10-K, filed with the Securities and Exchange Commission on February 25, 2005.
     (2) Financial Statement Schedules:
     All financial statement schedules of the Registrant were included in Part III, Item 15(a)(2) of our Original Form 10-K, filed with the Securities and Exchange Commission on February 25, 2005.
(3) Exhibits:

3.1	Amended and Restated Certificate of Incorporation of Cooper Cameron Corporation, dated June 30, 1995, filed as Exhibit 4.2 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Cooper Cameron Corporation, filed as Exhibit 4.3 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-57995), and incorporated herein by reference.

3.3	Second Amended and Restated Bylaws of Cooper Cameron Corporation, filed as Exhibit 3.3 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

4.1	Form of Rights Agreement, dated as of May 1, 1995, between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, filed as Exhibit 4.1 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

4.2	First Amendment to Rights Agreement between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, dated November 1, 1997, filed as Exhibit 4.2 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

4.3	Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 4, 1998 (Registration Statement No. 333-51705), and incorporated herein by reference.

10.1	Cooper Cameron Corporation Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2003.

10.2	Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.6 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-46638), and incorporated herein by reference.

10.3	First Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.7 to the Registration Statement on Form S-8 filed with the SEC on May 29, 2001 (File No. 333-61820), and incorporated herein by reference.

10.4	Second Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.8 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082), and incorporated herein by reference.

10.5	Third Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.9 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082), and incorporated herein by reference.

10.6	Fourth Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 10.6 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

10.7	Cooper Cameron Corporation Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

10.8*	Cooper Cameron Corporation Retirement Savings Plan, as Amended and Restated, effective May 1, 2003.

10.9*	First through Third Amendments to the Cooper Cameron Corporation Retirement Savings Plan.

10.10*	Merger of the Petreco International, Inc. 401(k) Profit Sharing Plan with and into the Cooper Cameron Corporation Retirement Savings Plan.

10.11*	Merger of the Cooper Cameron Corporation Savings-Investment Plan for Hourly Employees with and into the Cooper Cameron Corporation Retirement Savings Plan.

10.12	Cooper Cameron Corporation Employee Stock Purchase Plan (Registration Statement No. 33-94948), incorporated herein by reference.

10.13	Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.14	First Amendment to Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, effective as of January 1, 1996, filed as Exhibit 10.7 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.15	Cooper Cameron Corporation 2003 Supplemental Excess Defined Contribution Plan, filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed with the SEC on June 18, 2003, of Cooper Cameron Corporation (Commission File No. 333-106225), and incorporated herein by reference.

10.16	First Amendment to Cooper Cameron Corporation 2003 Supplemental Excess Defined Contribution Plan filed as Exhibit 4.14 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003, of Cooper Cameron Corporation (Commission File No. 333-106225), and incorporated herein by reference.

10.17	Cooper Cameron Corporation Compensation Deferral Plan (formerly the Cooper Cameron Corporation Management Incentive Compensation Deferral Plan), effective January 1, 1996, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.18	First Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective July 1, 1998, filed as Exhibit 10.12 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.19	Second Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective January 1, 1999, filed as Exhibit 10.13 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.20	Third Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective January 1, 2000, filed as Exhibit 10.14 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.21	Fourth Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, filed as Exhibit 4.10 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003 (Commission File No. 333-106225), and incorporated herein by reference.

10.22	Fifth Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, filed as Exhibit 4.11 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003 (Commission File No. 333-106225), and incorporated herein by reference.

10.23	Sixth Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, filed as Exhibit 4.12 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003 (Commission File No. 333-106225), and incorporated herein by reference.

10.24	Cooper Cameron Corporation Directors Deferred Compensation Plan, filed as Exhibit 10.7 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.25	Employment Agreement by and between Sheldon R. Erikson and Cooper Cameron Corporation, effective as of August 13, 1999, filed as Exhibit 10.16 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.26	Employment Agreement by and between Franklin Myers and Cooper Cameron Corporation, effective as of September 1, 1999, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.27	Form of Change in Control Agreement, effective November 11, 1999, by and between Cooper Cameron Corporation and Scott Amann, Jane Crowder Schmitt, William Lemmer and Robert Rajeski, filed as Exhibit 10.19 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.28	Form of Change in Control Agreement, effective July 12, 2000, by and between Cooper Cameron Corporation and Michael C. Jennings, filed as Exhibit 10.22 to the Annual Report on Form 10-K for 2000 of Cooper Cameron Corporation, and incorporated herein by reference.

10.29	Form of Change in Control Agreement, effective October 10, 2002, by and between Cooper Cameron Corporation and Charles M. Sledge, filed as Exhibit 10.23 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

10.30	Form of Change in Control Agreement, effective May 8, 2003, by and between Cooper Cameron Corporation and John Carne and Jack Moore, filed as Exhibit 10.27 to the Annual Report on Form 10-K for 2003 of Cooper Cameron Corporation, and incorporated herein by reference.

10.31	Amended and Restated Management Incentive Compensation Plan of Cooper Cameron Corporation, incorporated herein by reference to the Cooper Cameron Corporation 2000 Proxy Statement for the Annual Meeting of Stockholders held on May 11, 2000.

10.32	Change in Control Policy of Cooper Cameron Corporation, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.33	Executive Severance Program of Cooper Cameron Corporation, approved July 20, 2000, filed as Exhibit 10.25 to the Annual Report on Form 10-K for 2000 of Cooper Cameron Corporation, and incorporated herein by reference.

10.34	Credit Agreement, dated as of December 12, 2003, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and Bank One, as agent, filed as Exhibit 10.31 to the Annual Report on Form 10-K for 2003 of Cooper Cameron Corporation, and incorporated herein by reference.

10.35	Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Buffalo, New York Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57991), incorporated herein by reference.

10.36*	First through Eighth Amendments to the Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Buffalo, New York Plant.

10.37	Cooper Cameron Corporation Savings-Investment Plan for Hourly Employees, filed as Exhibit 4.7 to the Registration Statement on Form S-8 (Registration No. 333-77641), incorporated herein by reference.

10.38*	First through Fifth Amendments to the Cooper Cameron Corporation Savings-Investment Plan for Hourly Employees.

10.39	Cooper Cameron Corporation Directors’ 2001 Deferred Compensation Plan dated February 7, 2001, filed as Exhibit 10.33 to the Annual Report on Form 10-K for 2001 of Cooper Cameron Corporation, and incorporated herein by reference.

10.40	Form of Indemnification Agreement, effective February 20, 2003, by and between Cooper Cameron Corporation and Nathan M. Avery, C. Baker Cunningham, Sheldon R. Erikson, Lamar Norsworthy, Michael E. Patrick, David Ross and Bruce W. Wilkinson, filed as Exhibit 10.32 to the Annual Report on Form 10-K/A for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

10.41	Form of Indemnification Agreement, effective February 20, 2003, by and between Cooper Cameron Corporation and Mr. Jeff Altamari, Mr. Steve P. Beatty, Mr. John Carne, Ms. Jane Crowder Schmitt, Mr. Hal Goldie, Mr. Michael C. Jennings, Mr. William C. Lemmer, Mr. Jack B. Moore, Mr. Franklin Myers, Mr. Robert Rajeski, Mr. Charles M. Sledge, and Mr. Rick Steans, filed as Exhibit 10.36 to the Annual Report on Form 10-K for 2003 of Cooper Cameron Corporation, and incorporated herein by reference.

10.42	Sixth Amendment to the Cooper Cameron Corporation Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the annual meeting of Stockholders held on May 8, 2003.

10.43*	First Amendment to the Cooper Cameron Corporation Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors.

10.44*	Seventh Amendment to the Cooper Cameron Corporation Long-Term Incentive Plan.

10.45	Form of Stock Option Agreement for grants dated November 22, 2004, under the Cooper Cameron Corporation Long-Term Incentive Plan, filed as an exhibit to a Form 8-K filed on January 18, 2005.

10.46*	Amendment to the Employment Agreement between Cooper Cameron Corporation and Charles M. Sledge, dated December 21, 2004.

10.47*	Amendment to the Employment Agreement between Cooper Cameron Corporation and Franklin Myers, dated August 16, 2004.

10.48*	Amendment to the Employment Agreement between Cooper Cameron Corporation and Sheldon R. Erikson, dated August 24, 2004.

10.49*	Change of Control Agreement, dated February 19, 2004, by and between Dalton Thomas and Cooper Cameron Corporation.

10.50*	Form of Restricted Stock Agreement for Restricted Stock Units granted on January 1, 2005.

13.1*	Portions of the 2004 Annual Report to Stockholders are included as an exhibit to this report and have been specifically incorporated by reference elsewhere in our Original Form 10-K filed with the Securities and Exchange Commission on February 25, 2005.

14.1	Code of Business Conduct and Ethics for Directors incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the annual meeting of Stockholders held on May 8, 2003.

14.2*	Code of Ethics for Management Personnel.

14.3*	Standards of Conduct.

21.1*	Subsidiaries of registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney.

31.1**	Certifications.

31.2**	Certifications.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with our Original Form 10-K on February 25, 2005

**	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOPER CAMERON CORPORATION
Registrant

By:	/s/ Charles M. Sledge

(Charles M. Sledge)
Vice President and Corporate Controller
(Principal Accounting Officer)

Date: January 30, 2006

EXHIBIT INDEX

Exhibit		Sequential
Number	Description	Page Number
3.1	Amended and Restated Certificate of Incorporation of Cooper Cameron Corporation, dated June 30,1995, filed as Exhibit 4.2 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Cooper Cameron Corporation, filed as Exhibit 4.3 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-57995), and incorporated herein by reference.

3.3	Second Amended and Restated Bylaws of Cooper Cameron Corporation, filed as Exhibit 3.3 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

4.1	Form of Rights Agreement, dated as of May 1, 1995, between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, filed as Exhibit 4.1 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

4.2	First Amendment to Rights Agreement between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, dated November 1, 1997, filed as Exhibit 4.2 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

4.3	Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 4, 1998 (Registration Statement No. 333-51705) incorporated herein by reference.

10.1	Cooper Cameron Corporation Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2003.

10.2	Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.6 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-46638), and incorporated herein by reference.

10.3	First Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.7 to the Registration Statement on Form S-8 filed with the SEC on May 29, 2001 (File No. 333-61820), and incorporated herein by reference.

10.4	Second Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.8 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082), and incorporated herein by reference.

10.5	Third Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.9 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082), and incorporated herein by reference.

10.6	Fourth Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 10.6 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

10.7	Cooper Cameron Corporation Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

10.8*	Cooper Cameron Corporation Retirement Savings Plan, as Amended and Restated, effective May 1, 2003.

10.9*	First through Third Amendments to the Cooper Cameron Corporation Retirement Savings Plan.

10.10*	Merger of the Petreco International, Inc. 401(k) Profit Sharing Plan with and into the Cooper Cameron Corporation Retirement Savings Plan.

10.11*	Merger of the Cooper Cameron Corporation Savings-Investment Plan for Hourly Employees with and into the Cooper Cameron Corporation Retirement Savings Plan.

Exhibit		Sequential
Number	Description	Page Number
10.12	Cooper Cameron Corporation Employee Stock Purchase Plan (Registration Statement No. 33-94948), incorporated herein by reference.

10.13	Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.14	First Amendment to Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, effective as of January 1, 1996, filed as Exhibit 10.7 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.15	Cooper Cameron Corporation 2003 Supplemental Excess Defined Contribution Plan, filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed with the SEC on June 18, 2003, of Cooper Cameron Corporation (Commission File No. 333-106225), and incorporated herein by reference.

10.16	First Amendment to Cooper Cameron Corporation 2003 Supplemental Excess Defined Contribution Plan filed as Exhibit 4.14 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003, of Cooper Cameron Corporation (Commission File No. 333-106225), and incorporated herein by reference.

10.17	Cooper Cameron Corporation Compensation Deferral Plan (formerly the Cooper Cameron Corporation Management Incentive Compensation Deferral Plan), effective January 1, 1996, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.18	First Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective July 1, 1998, filed as Exhibit 10.12 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.19	Second Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective January 1, 1999, filed as Exhibit 10.13 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.20	Third Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, effective January 1, 2000, filed as Exhibit 10.14 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.21	Fourth Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, filed as Exhibit 4.10 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003 (Commission File No. 333-106225), and incorporated herein by reference.

10.22	Fifth Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, filed as Exhibit 4.11 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003 (Commission File No. 333-106225), and incorporated herein by reference.

10.23	Sixth Amendment to the Cooper Cameron Corporation Compensation Deferral Plan, filed as Exhibit 4.12 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003 (Commission File No. 333-106225), and incorporated herein by reference.

10.24	Cooper Cameron Corporation Directors Deferred Compensation Plan, filed as Exhibit 10.7 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.25	Employment Agreement by and between Sheldon R. Erikson and Cooper Cameron Corporation, effective as of August 13, 1999, filed as Exhibit 10.16 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.26	Employment Agreement by and between Franklin Myers and Cooper Cameron Corporation, effective as of September 1, 1999, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.27	Form of Change in Control Agreement, effective November 11, 1999, by and between Cooper Cameron Corporation and Scott Amann, Jane Crowder Schmitt, William Lemmer and Robert Rajeski, filed as Exhibit 10.19 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

Exhibit		Sequential
Number	Description	Page Number
10.28	Form of Change in Control Agreement, effective July 12, 2000, by and between Cooper Cameron Corporation and Michael C. Jennings, filed as Exhibit 10.22 to the Annual Report on Form 10-K for 2000 of Cooper Cameron Corporation, and incorporated herein by reference.

10.29	Form of Change in Control Agreement, effective October 10, 2002, by and between Cooper Cameron Corporation and Charles M. Sledge, filed as Exhibit 10.23 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

10.30	Form of Change in Control Agreement, effective May 8, 2003, by and between Cooper Cameron Corporation and John Carne and Jack Moore, filed as Exhibit 10.27 to the Annual Report on Form 10-K for 2003 of Cooper Cameron Corporation, and incorporated herein by reference.

10.31	Amended and Restated Management Incentive Compensation Plan of Cooper Cameron Corporation, incorporated herein by reference to the Cooper Cameron Corporation 2000 Proxy Statement for the Annual Meeting of Stockholders held on May 11, 2000.

10.32	Change in Control Policy of Cooper Cameron Corporation, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.33	Executive Severance Program of Cooper Cameron Corporation, approved July 20, 2000, filed as Exhibit 10.25 to the Annual Report on Form 10-K for 2000 of Cooper Cameron Corporation, and incorporated herein by reference.

10.34	Credit Agreement, dated as of December 12, 2003, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and Bank One, as agent, filed as Exhibit 10.31 to the Annual Report on Form 10-K for 2003 of Cooper Cameron Corporation, and incorporated herein by reference.

10.35	Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Buffalo, New York Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57991), incorporated herein by reference.

10.36*	First through Eighth Amendments to the Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Buffalo, New York Plant.

10.37	Cooper Cameron Corporation Savings-Investment Plan for Hourly Employees, filed as Exhibit 4.7 to the Registration Statement on Form S-8 (Registration No. 333-77641), incorporated herein by reference.

10.38*	First through Fifth Amendments to the Cooper Cameron Corporation Savings-Investment Plan for Hourly Employees.

10.39	Cooper Cameron Corporation Directors’ 2001 Deferred Compensation Plan dated February 7, 2001, filed as Exhibit 10.33 to the Annual Report on Form 10-K for 2001 of Cooper Cameron Corporation, and incorporated herein by reference.

10.40	Form of Indemnification Agreement, effective February 20, 2003, by and between Cooper Cameron Corporation and Nathan M. Avery, C. Baker Cunningham, Sheldon R. Erikson, Lamar Norsworthy, Michael E. Patrick, David Ross and Bruce W. Wilkinson, filed as Exhibit 10.32 to the Annual Report on Form 10-K/A for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

10.41	Form of Indemnification Agreement, effective February 20, 2003, by and between Cooper Cameron Corporation and Mr. Jeff Altamari, Mr. Steve P. Beatty, Mr. John Carne, Ms. Jane Crowder Schmitt, Mr. Hal Goldie, Mr. Michael C. Jennings, Mr. William C. Lemmer, Mr. Jack B. Moore, Mr. Franklin Myers, Mr. Robert Rajeski, Mr. Charles M. Sledge, and Mr. Rick Steans, filed as Exhibit 10.36 to the Annual Report on Form 10-K for 2003 of Cooper Cameron Corporation, and incorporated herein by reference.

10.42	Sixth Amendment to the Cooper Cameron Corporation Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the annual meeting of Stockholders held on May 8, 2003.

10.43*	First Amendment to the Cooper Cameron Corporation Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors.

10.44*	Seventh Amendment to the Cooper Cameron Corporation Long-Term Incentive Plan.

Exhibit		Sequential
Number	Description	Page Number
10.45	Form of Stock Option Agreement for grants dated November 22, 2004, under the Cooper Cameron Corporation Long-Term Incentive Plan, filed as an exhibit to a Form 8-K filed on January 18, 2005.

10.46*	Amendment to the Employment Agreement between Cooper Cameron Corporation and Charles M. Sledge, dated December 21, 2004.

10.47*	Amendment to the Employment Agreement between Cooper Cameron Corporation and Franklin Myers, dated August 16, 2004.

10.48*	Amendment to the Employment Agreement between Cooper Cameron Corporation and Sheldon R. Erikson, dated August 24, 2004.

10.49*	Change of Control Agreement, dated February 19, 2004, by and between Dalton Thomas and Cooper Cameron Corporation.

10.50*	Form of Restricted Stock Agreement for Restricted Stock Units granted on January 1, 2005.

13.1*	Portions of the 2004 Annual Report to Stockholders are included as an exhibit to this report and have been specifically incorporated by reference elsewhere in our Original Form 10-K filed with the Securities and Exchange Commission on February 25, 2005.

14.1	Code of Business Conduct and Ethics for Directors incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the annual meeting of Stockholders held on May 8, 2003.

14.2*	Code of Ethics for Management Personnel.

14.3*	Standards of Conduct.

21.1*	Subsidiaries of registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney.

31.1**	Certifications.

31.2**	Certifications.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with our Original Form 10-K on February 25, 2005

**	Filed herewith