Form 10-K
period 2005-12-31
COOPER CAMERON CORP
filed 2006-03-06
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13884
COOPER CAMERON CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1333 West Loop South	76-0451843 (I.R.S. Employer Identification No.)
Suite 1700 Houston, Texas (Address of principal executive offices)	77027 (Zip Code)
Registrant’s telephone number, including area code (713) 513-3300
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par Value $0.01 Per Share	New York Stock Exchange

Junior Participating Preferred Stock Purchase Rights Par Value $0.01 Per Share	New York Stock Exchange
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of registrant as of June 30, 2005, our most recently completed second fiscal quarter, was approximately $2,929,537,991. For the purposes of the determination of the above statement amount only, all directors and executive officers of the registrant are presumed to be affiliates. The number of shares of Common Stock, par value $.01 per share, outstanding as of February 16, 2006, was 115,953,934.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of registrant’s Annual Report to Stockholders for the year ended December 31, 2005 are incorporated by reference into Parts I and II. Portions of the registrant’s 2006 Proxy Statement for the Annual Meeting of Stockholders to be held May 5, 2006 are incorporated by reference into Part III.

PART I
ITEM 1. BUSINESS
     Cooper Cameron Corporation (“Cooper Cameron” or the “Company”) is a leading international manufacturer of oil and gas pressure control and separation equipment, including valves, wellheads, controls, chokes, blowout preventers and assembled systems for oil and gas drilling, production and transmission used in onshore, offshore and subsea applications and provides oil and gas separation, metering and flow measurement equipment.. Cooper Cameron is also a manufacturer of centrifugal air compressors, integral and separable gas compressors and turbochargers. See “Glossary of Terms” at the end of Item 1 for definitions of certain terms used in this section. Any reference to Cooper Cameron Corporation, its divisions or business units within this paragraph or elsewhere within this Form 10-K as being a leader, leading provider, leading manufacturer, or having a leading position is based on the amount of equipment installed worldwide and available industry data.
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
     Cooper Cameron, a Delaware corporation, was incorporated on November 10, 1994. The Company operated as a wholly-owned subsidiary of Cooper Industries, Inc. until June 30, 1995, the effective date of the completion of an exchange offer with Cooper Industries’ stockholders resulting in the Company becoming a separate stand-alone company. The common stock of Cooper Cameron trades on the New York Stock Exchange under the symbol “CAM”. The Company’s Internet address is www.coopercameron.com. General information about Cooper Cameron, including its Corporate Governance Principles, charters for the committees of the Company’s board of directors, Standards of Conduct, and Codes of Ethics for Senior Officers and Directors, can be found in the Ethics and Governance section of the Company’s website. The Company makes available, free of charge, on its website the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after the Company electronically files or furnishes them to the Securities and Exchange Commission (the “SEC”).
     Since its inception, the Company has completed several acquisitions, including the assets of Ingram Cactus Company and the interests in the Ingram Cactus joint ventures in Venezuela and Malaysia, Orbit Valve International Inc., Stewart and Stevenson’s Petroleum Equipment segment, Nutron Industries, Petreco International Inc., and the PCC Flow Technologies segment of Precision Castparts Corp. (“PCC”).
     In May 2005, the Company acquired NuFlo Technologies, Inc. (“NuFlo”), a Houston-based supplier of metering and related flow measurement equipment, for approximately $121.3 million in cash and assumed debt. NuFlo produces and distributes measurement and control instrumentation for the oil and gas industry, and has manufacturing facilities in the United States, Canada and the United Kingdom. The financial results of NuFlo are reported in the Cooper Cameron Valves (“CCV”) segment.
     On September 1, 2005, the Company announced it had agreed to acquire substantially all of the On/Off value business unit of the Flow Control segment of Dresser, Inc. On November 30, 2005, the Company completed the acquisition of all of these businesses other than a portion of the business which was acquired on January 10, 2006. The total acquisition cost for these businesses was approximately $217.5 million in cash and assumed debt. The businesses acquired serve customers in the worldwide oil and gas production, pipeline and process markets and will be integrated primarily into the CCV segment. Their product offerings include ball valves, check valves, actuators, gate valves and plug valves. Product brands include Grove, TK and Wheatley, among others. The businesses acquired have facilities in Italy, Canada, Germany, the Netherlands, the United Kingdom, Brazil and the United States.

Business Segments
Markets and Products
     The Company’s operations are organized into three separate business segments — Cameron, CCV and Cooper Compression. For additional business segment information for each of the three years in the period ended December 31, 2005, see Note 14 of the Notes to Consolidated Financial Statements, which Notes are incorporated herein by reference (“Notes to Consolidated Financial Statements”).
     Cameron Division
     Cameron is one of the world’s leading providers of systems and equipment used to control pressures and direct flows of oil and gas wells. Its products are employed in a wide variety of operating environments including basic onshore fields, highly complex onshore and offshore environments, deepwater subsea applications and ultra-high temperature geothermal operations.
     Cameron’s products include surface and subsea production systems, blowout preventers, drilling and production control systems, oil and gas separation equipment, gate valves, actuators, chokes, wellheads, drilling riser and aftermarket parts and services. Cameron’s products are marketed under the brand names Cameron®, W-K-M®, McEvoy® and Willis®. Additionally, Cameron manufactures elastomers, which are used in pressure and flow control equipment and other petroleum industry applications, as well as in the petroleum, petrochemical, rubber molding and plastics industries.
     Cameron is one of the leading global suppliers of integrated drilling systems for land, offshore, platform and subsea applications. Drilling equipment designed and manufactured by Cameron includes ram and annular blowout preventers (BOPs), drilling risers, drilling valves, choke and kill manifolds, surface and subsea BOP control systems, multiplexed electro-hydraulic (MUX) control systems, and diverter systems. Cameron also provides services under CAMCHEC™, an inspection system that allows drilling contractors to inspect drilling riser on their rigs offline, saving time and money on maintenance and unnecessary transportation.
     During 2005, Cameron upgraded several drilling aftermarket locations with new machine tools, including Berwick, Louisiana; Oklahoma City, Oklahoma; Macea, Brazil and Vera Cruz, Mexico. The Rock Springs, Wyoming facility will also be upgraded and expanded to address the growing natural gas market in the Northern Rockies.
     Cameron is also a global market leader in supplying surface equipment, including wellheads, Christmas trees and chokes used on land or installed on offshore platforms. During 2005, Cameron provided equipment to new developments in Azerbaijan, Sakhalin Island, Russia and North Africa. Cameron continued to deliver new surface technology, including Cameron’s premier land and platform wellhead system, the SSMC model, and Cameron’s Conductor Sharing Wellheads, which allow multiple completions in a single well slot, to its traditional U.K. North Sea customers. Cameron also supplied wellhead systems in Qatar, Abu Dhabi, Saudi Arabia, Indonesia, Australia and New Zealand.
     The 2004 acquisition by the Company of certain assets and businesses of PCC brought with it PCC Sterom, now Sterom S.A. Sterom’s plant in Romania manufactures wellheads and valves providing Cameron with significant incremental competitively priced surface product manufacturing capacity.
     Cameron continues to be a leader in providing subsea wellheads, Christmas trees, manifolds and production controls, as well as complete production systems to the subsea industry. Cameron’s Subsea Systems organization, created in 2005, has global responsibility for research and development, engineering, sales, manufacturing, installation and aftermarket support for subsea products and systems, and provides customers with integrated solutions to subsea field development requirements under engineering, procurement and construction contracts.
     Cameron completed a total of 100 subsea trees during 2005. Capacity expansions in Leeds, England, Taubate, Brazil and Berwick, Louisiana provide support for future increases in completions of subsea trees and associated manifolds, production controls and other equipment.
     As petroleum exploration activities have increasingly focused on subsea locations, Cameron has directed much of its new product development efforts toward this market. Cameron’s patented SpoolTree™ horizontal subsea production system, which was introduced in 1993, is used in oil and gas fields with subsea completions that require frequent retrieval of downhole equipment. With the SpoolTree system, well completion and workover activities can be performed without a workover riser or removal of the Christmas tree and under conventional blowout preventer control, thereby reducing the time, equipment and expense needed to perform such activities. Cameron advanced its tradition of innovation with the introduction in 2004 of an all-electric, direct current powered subsea production system, CameronDC™, which is designed to offer greater reliability and provide substantial cost savings to customers.
     Cameron’s Flow Control group was formed to focus resources on the choke product line with the goal of enhancing Cameron’s performance in this product line. Flow Control manufactures Cameron and Willis brand chokes and Cameron brand actuators for the surface and subsea production and drilling markets as well as drilling choke control panels and surface wellhead safety systems. The Company’s primary choke manufacturing operations are located in Longford, Ireland, and its primary surface gate valve actuator manufacturing operations are located at the Flow Control plant in Houston, Texas.
     In 2005, Flow Control sold its first electric surface actuator, which offers operators an actuation package which reduces the costs and maintenance problems associated with hydraulic power units and hydraulic tubing runs. Also during 2005, Flow Control introduced a new three-inch underbalanced drilling choke, the DR30, in response to drilling customers’ increasing demand for higher-capacity chokes for use in underbalanced drilling applications.
     With the Company’s acquisition of Petreco, Cameron assumed a leading position in the surface oil and gas separation business and gained an opportunity to develop a subsea processing business. Petreco’s products include electrostatic desalters and dehydrators, hydrocyclones, desanders, floatation equipment, processing equipment, gas processing equipment and electrochlorinators. These products are marketed under the brand names Petreco®, Vortoil®, Krebs®, Unicel®, Wemco®, Metrol™, KCC™, Depurator® and BFCC™.
     Cameron’s worldwide aftermarket service program, CAMSERV™, provides replacement parts for equipment through a comprehensive global network. In recent years, Cameron has continued to enhance its aftermarket presence worldwide with new facilities in Brazil, Mexico, Angola, Newfoundland, and Onne Port, Nigeria.
     Cameron’s research center, located in Houston, Texas, has ten specially designed test bays to test and evaluate Cameron’s products under realistic conditions. These include environmental test chambers to simulate extreme pressures and temperatures, high-strength fixtures for the application of multi-million pound tensile and bending loads, high-pressure gas compressors and test enclosures, a hyperbaric chamber to simulate the external pressures of deepwater environments, and two circulation loops for erosion and flow testing.
     Cameron primarily markets its products directly to end-users through a worldwide network of sales and marketing employees, supported by agents in some international locations. Due to the technical nature of many of the products, the marketing effort is further supported by a staff of engineering employees.
     Cameron’s primary customers include oil and gas majors, national oil companies, independent producers, engineering and construction companies, drilling contractors, rental companies and geothermal energy producers.
     Cooper Cameron Valves Division
     CCV is a leading provider of valves and related systems primarily used to control pressures and direct the flow of oil and gas as they are moved from individual wellheads through flow lines, gathering lines and transmission systems to refineries, petrochemical plants and industrial centers for processing. Equipment used in these environments is generally required to meet demanding standards, including API 6D and the American Society of Mechanical Engineers (ASME).
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
     With the Company’s acquisition of certain businesses and assets of PCC in 2004, CCV acquired a wider range of product offerings, including the double-block and bleed TwinSeal™ line, the TBV™ high-end ball valves intended for use in cryogenic and other severe service applications, and the Techno™ check valves. The business lines acquired include General Valve, AOP Industries,

TBV Techno and the former PCC Ball Valve Italy, which brings to CCV, a leader in welded ball valves, a wide range of take-apart bolted body ball valves.
     NuFlo, acquired in 2005, designs, manufactures and distributes measurement and control instrumentation for the global oil and gas and process control industries.
     The acquisition of the On/Off valve business unit of the Flow Control segment of Dresser, Inc. was essentially completed in late 2005, with a closing on one facility occurring in January 2006. Notable product brands acquired in this transaction included Grove®, Entech®, International Valves Ltd. (U.K.), Wheatley®, Ledeen®, Texsteam® plug valves, Ring-O®, Tom Wheatley™, TKValve® and Control Seal™. This acquisition, along with others during the past couple of years, gives CCV a premier market position with an expanded international customer base.
     CCV markets its equipment and services through a worldwide network of combined sales and marketing employees, distributors and agents in selected international locations. Due to the technical nature of many of the products, the marketing effort is further supported by a staff of engineering employees. New brand offering from the Dresser acquisition include Texstream plug valves and Wheatley check valves. The acquisition also added the Valgro (Canada) and International Valves Ltd. (U.K.) operations, thereby improving the channels to market.
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
     Cooper Compression is a provider of reciprocating and centrifugal compression equipment and aftermarket parts and services. Reciprocating compression equipment (Reciprocating Technology) is used throughout the energy industry by gas transmission companies, compression leasing companies, oil and gas producers and independent power producers. Integrally geared centrifugal compressors (Centrifugal Technology) are used by customers around the world in a variety of industries, including air separation, petrochemical and chemical. Cooper Compression’s products include aftermarket parts and services, integral reciprocating engine-compressors, reciprocating separable compressors, turbochargers, integrally geared centrifugal compressors, compressor systems and controls. Its aftermarket services include spare parts, technical services, repairs, overhauls and upgrades.
     Cooper Compression’s products and services are marketed under the Ajax®, Superior®, Cooper-Bessemer®, Penn™, Enterprise™, Texcentric®, Compression Specialties™, Turbine Specialties™ (reciprocating products) and Turbo Air®, Genuine Joy® (aftermarket parts only), DryPak™, TA™ and MSG® (centrifugal products) brand names. Cooper Compression provides global support for its products and maintains sales and/or service offices in key international locations.
Reciprocating Technology
     Cooper Compression provides Ajax integral engine-compressors (140 to 880 horsepower), which combine the engine and compressor on a single drive shaft, and are used for gas re-injection and storage, as well as on smaller gathering and transmission lines. In addition, a 1,800 RPM separable compressor, featuring low vibration and couple-free design features, was significantly upgraded during 2004 to enhance its efficiency and was launched in 2005 in the compressed natural gas market. These compressors (100 to 280 horsepower) are also sold in gas gathering, drilling and compressed natural gas markets.
     Superior reciprocating compressors (100 to 9,000 horsepower) are used primarily for natural gas applications, including production, storage, withdrawal, processing and transmission, as well as petrochemical processing. These high-speed separable compressor units can be matched with either natural gas engine drivers or electric motors and provide a cost advantage over competitive equipment in the same power range. Cooper Compression markets a compressor cylinder line that provides customers better operating flexibility under the “RAM” trade name. Additionally, a new line of compressor frames was developed and launched in 2005.

     There is an installed base of Cooper-Bessemer, Penn, Enterprise, Superior, Ajax and Joy engines and compressors (up to 30,000 horsepower) for which Cooper Compression provides replacement parts and service on a worldwide basis. During 2004, an expansion to the Company’s industry-leading turbocharger capabilities was completed, providing expanded services and faster product deliverability. Cooper Compression’s channel to market utilizes a distributor network in North America for new reciprocating compressors and direct selling for most international customers to provide maximum exposure for the Company’s products.
     Cooper Compression’s primary customers in reciprocating technology include gas transmission companies, compression leasing companies, oil and gas producers and processors and independent power producers.
Centrifugal Technology
     Cooper Compression also manufactures and supplies integrally geared centrifugal compressors and aftermarket services to customers worldwide. Centrifugal air compressors, used primarily in manufacturing processes (plant air), are sold under the trade name of Turbo Air, with specific models including the TA-2000, TAC-2000, TA-2020, TA-3000, TA-6000, and TA-9000. Engineered compressors are used in the process air and gas industries and are identified by the trade name MSG.
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
Market Issues
     Cooper Cameron is one of the leaders in the global market for the supply of petroleum production equipment. Cooper Cameron believes that it is well-positioned to serve these markets. Plant and service center facilities around the world in major oil- and gas-producing regions provide a broad market coverage.
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
     In each of Cooper Cameron’s business segments, a large population of installed engines, compression equipment and oil and gas production equipment exists in the worldwide market. The long-lived nature of the equipment provides a relatively stable repair parts and service business. However, with respect to Cooper Compression, approximately 35% of that segment’s revenues come from the sale of replacement parts for equipment that the Company no longer manufactures. Many of these units have been in service for long periods of time and are gradually being replaced. As this installed base of legacy equipment declines, the Company’s potential market for parts orders is also reduced. In recent years, the Company’s revenues from replacement parts associated with legacy equipment have declined nominally. Notwithstanding this, significant product development and service attention is directed toward this legacy population in order to keep them in service. Retrofits targeted to emissions reduction, efficiency improvement and safety remain areas of focus.
     In recent years, the Company’s Cameron Division has been expanding into the deepwater subsea systems market. This market is significantly different from the Company’s other markets since deepwater subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Deepwater subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and, in some cases, the application of new technology. These projects accounted for nearly 7% of revenues in 2005.

     In 2005, Cameron and Petreco formed a joint technology development team to pursue market opportunities in the subsea processing area. The group is focused on leveraging Cameron’s proven capabilities in subsea equipment design and Petreco’s well-established processing and separation technology for seabed applications.
Geographic Breakdown of Revenues
     Revenues for the years ended December 31, 2005 and 2004 were generated from shipments to the following regions of the world (dollars in thousands):

			Increase
Region	2005	2004	(Decrease)
North America	$1,145,881	$859,126	$286,755
South America	141,845	89,726	52,119
Asia, including Middle East	486,767	390,374	56,393
Africa	348,206	438,060	(89,854)
Europe	359,417	292,775	66,642
Other	35,731	22,784	12,947

	$2,517,847	$2,092,845	$425,002

New Product Development
     Cameron introduced several drilling products during the last several years. These products include the 3.5 million-pound load capacity LoadKing™ riser system, used for drilling in up to 10,000-foot water depths; a lightweight and lower-cost locking mechanism for subsea BOPs; a new generation of variable-bore ram packers; a Freestanding Drilling Riser, and an Environmental Safe Guard system.
     Other Cameron-developed products include the patented SpoolTree™ subsea production system; the CAMTROL system that includes all of Cameron’s controls capabilities of production, drilling and workover; and the CameronDC subsea production system, which is the world’s first all-electric direct current-powered subsea production system, designed for increased reliability and improved performance in deepwater applications.
     During 2005, Cameron introduced a new subsea controls system that combines the traditional subsea control module and the subsea accumulator module in a single package, allowing for more efficient operation of the subsea tree and manifold valves. Additionally, a new state-of-the-art subsea test chamber in Cameron’s controls engineering facility in Celle, Germany facilitates testing of the Company’s control systems.
     Also in 2005, Cameron launched its updated CAMTROL subsea control module, which includes new electronics, lower power demand, a DC power option and fiber optic communications to further increase reliability and enable extended offset developments and high-bandwidth intelligent completions.
     During 2005, Flow Control introduced a new three-inch underbalanced drilling choke, the DR30, in response to drilling customers’ increasing demand for higher-capacity chokes for use in underbalanced drilling applications.
     CCV-developed products include a range of 2” to 16” ball valves capable of performing at pressures of 10,000 psi and in water depths of 10,000 feet, and an actuator named ActraCam™ that operates its all-welded Cameron ball valve.
     Cooper Compression’s product range was expanded through the addition of compressor frames (TAC-2000, TA-2020, TA-3000, TA-6000 and TA-9000) and the addition of trademarked accessories such as Dry Pak heat of compression dryers and Turboblend, a hydro-cracked turbomachinery lubricating oil. Cooper Compression’s Engineered Compressor product line was redefined and the MSG Renaissance program was introduced to update the MSG product line.
     Cooper Compression has focused product development resources to further expand its high-efficiency plant air compressor line and to provide engineered compressors matched to the requirements of its customers. The latter is being achieved by advances in aerodynamic and rotor dynamic analytical design capability and the addition of centrifugal gas applications.
     Two new offerings were introduced in 2005 in the reciprocating product line. The AXIS™ reciprocating compressor is an all-new barrel-frame design targeted at the natural gas lease fleet markets. The new C-Force™ compressor was created through the addition of new tandem cylinders to a small Superior reciprocating frame, providing an offering ideally suited to compressed natural gas applications.
     Another new development by Cooper Compression for aftermarket applications is a magnetic, springless poppet valve for use in reciprocating compressors. The new Magneta™ valve is designed to replace springs – one of the leading failure components in reciprocating compressors – with a magnet and will be field tested and offered commercially in 2006.
Competition
     Cooper Cameron competes in all areas of its operations with a number of other companies, some of which have financial and other resources comparable to or greater than those of Cooper Cameron.
     Cooper Cameron has a leading position in the petroleum production equipment markets, particularly with respect to its high-pressure products. In these markets, Cooper Cameron competes principally with Aker Kvaerner, Balon Corporation, Circor International, Inc., Daniel Flow Measurement Division of Emerson Process Management, Dril-Quip, Inc., FlowServ Corp., FMC Technologies, Inc., GE Oil & Gas Group, Hanover Compressor Company, Hydril Company, Masterflo (a division of Steam-Flo Industries Ltd.), NATCO Group, Inc., National Oilwell Varco Inc., PBV-USA, Inc. (a Zy-Tech Global Industries company), Petrovalve (a Flotek Industries, Inc. company), Pibiviese, T3 Energy Services Inc., Tyco International Ltd., Valve Automation division of Emerson Process Management, Vetco International, Ltd., Wood Group and Worldwide Oilfield Machinery, Inc.
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
     Cooper Cameron also has a strong position in the compression equipment markets. In these markets, Cooper Cameron competes principally with the Ariel Corporation, Atlas-Copco AB, CECO (a Compressor Engineering Corporation company), Demag, Dresser Rand Company, FS-Elloitt Company, LLC, Endyn Energy Dynamics, Hoerbiger Group, IR Air Solutions, TCS and Universal Compression. The principal competitive factors in the compression equipment markets are engineering and design capabilities, product performance, reliability and quality, service and price. Cooper Cameron has a competent engineering staff and skilled technical and service representatives.
Manufacturing
     Cooper Cameron has manufacturing facilities worldwide that conduct a broad variety of processes, including machining, fabrication, assembly and testing, using a variety of forged and cast alloyed steels and stainless steel as the primary raw materials. In recent years, Cooper Cameron has rationalized plants and products, closed various manufacturing facilities, moved product lines to achieve economies of scale, and upgraded other facilities. This is an ongoing process as the Company seeks ways to improve delivery performance and reduce costs. Cooper Cameron maintains advanced manufacturing, quality assurance and testing equipment geared to the specific products that it manufactures and uses process automation in its manufacturing operations. Manufacturing facilities typically utilize computer-aided, numeric-controlled tools and manufacturing techniques that concentrate the equipment necessary to produce similar products in one area of the plant in a configuration commonly known as a manufacturing cell. One operator in a manufacturing cell can monitor and operate several machines, as well as assemble and test products made by such machines, thereby improving operating efficiency and product quality.

     Cooper Cameron’s test capabilities are critical to its overall processes. The Company has the capability to test most equipment at rated operating conditions, measuring all operating parameters, efficiency and emissions. All process compressors for air separation and all plant air compressors are given a mechanical and aerodynamic test in a dedicated test center prior to shipment.
     All of Cooper Cameron’s Asian, European and Latin American manufacturing plants are ISO certified and API licensed and most of the U.S. plants are ISO certified. ISO is an internationally recognized verification system for quality management.
Backlog
     Cooper Cameron’s backlog was approximately $2.156 billion at December 31, 2005, (approximately 85% of which is expected to be shipped during 2006) as compared to $1.000 billion at December 31, 2004, and $946.6 million at December 31, 2003. Backlog consists of customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled.
Patents, Trademarks and Other Intellectual Property
     As part of its ongoing research, development and manufacturing activities, Cooper Cameron has a policy of seeking patents when appropriate on inventions involving new products and product improvements. Cooper Cameron owns 295 unexpired United States patents and 522 unexpired foreign patents. During 2005, 17 new U.S. and 28 new foreign patent applications were filed.
     Although in the aggregate these patents are of considerable importance to the manufacturing of many of its products, Cooper Cameron does not consider any single patent or group of patents to be material to its business as a whole.
     Trademarks are also of considerable importance to the marketing of Cooper Cameron’s products. Cooper Cameron considers the following trade names to be material to its business as a whole: Cameron, Cooper-Bessemer, Ajax, Willis and W-K-M. Other important trademarks used by Cooper Cameron include AOP®, BFCC, C-B Turbocharger™, CAMCHEC™, CameronDC™, Demco, Depurator, DryPak, Dynacentric™, Dynaseal™, Enterprise, Foster, Genuine Joy, H & H™, KCC, Krebs, McEvoy, Metrol, MSG, NAVCO®, Nickles Industrial, Nutron®, Orbit, Penn, Petreco, POW-R-SEAL™, Quad 2000™, SAF-T-SEAL™, SpoolTree, Superior, TA, TBV, Techno, Texcentric, Thornhill Craver, TruSeal, Turbine Specialties (Reciprocating Products), Turbo Air, TwinSeal, Unicel, VANTAGE™, Vortoil and Wemco.
     During 2005, the Company acquired NuFlo and certain businesses included within the Flow Control segment of Dresser, Inc. These acquisitions included the trademarks Barton, Control Seal™, Entech®, Grove®, International Valves Ltd. (U.K.), Ledeen®, NuFlo Technologies, Inc., Ring-O®, TK Valve®, Texstream®, Tom Wheatley™, Wheatley® and others.
     Cooper Cameron has the right to use the trademark Joy on aftermarket parts until November 2027. Cooper Cameron has registered its trademarks in the countries where such registration is deemed important.
     Cooper Cameron also relies on trade secret protection for its confidential and proprietary information. Cooper Cameron routinely enters into confidentiality agreements with its employees, partners and suppliers. There can be no assurance, however, that others will not independently obtain similar information or otherwise gain access to Cooper Cameron’s trade secrets.
Employees
     As of December 31, 2005, Cooper Cameron had approximately 12,200 employees, of which approximately 2,849 were represented by labor unions. Nearly 1,100 of these employees are covered by contracts expiring in 2006, nearly one-half of which relate to employees in Italy that were added through the late 2005 acquisition of certain businesses included within the Flow Control segment of Dresser, Inc. Approximately 285 employees at a Cooper Compression plant in Buffalo, New York and a Cameron facility in Brookshire, Texas, who are members of the International Association of Machinists and Aerospace Workers Union, have contracts expiring in the summer of 2006. Other contracts expiring in 2006 cover approximately 1,200 Cameron and CCV employees in Brazil, Italy, Venezuela and Romania.
     On July 1, 2005, a new two-year agreement was reached with the Shipbuilding and Marine Engineering Employees Union covering approximately 132 employees at the Company’s operations in Singapore, and a new one-year agreement was reached on December 1, 2005 with MISF covering approximately 100 office employees at the Company’s U.K. facility in Leeds. A new 3-1/2 year agreement was signed effective January 1, 2006, with the AMICUS labor union in Leeds, which covers an additional 334 hourly employees.
Executive Officers of the Registrant

Name and Age	Present Principal Position and Other Material Positions Held During Last Five Years
Sheldon R. Erikson (64)	President and Chief Executive Officer since January 1995 and Chairman of the Board of Directors since May 1996. Chairman of the Board from 1988 to April 1995 and President and Chief Executive Officer from 1987 to April 1995 of The Western Company of North America.

Franklin Myers (53)	Senior Vice President of Finance and Chief Financial Officer since January 2003. Senior Vice President from July 2001 to January 2003, Senior Vice President and President of the Cooper Energy Services division from August 1998 to July 2001 and Senior Vice President, General Counsel and Secretary from April 1995 to July 1999.

John D. Carne (57)	Senior Vice President since February 16, 2006. Vice President from May 2003 to February 2006. President, Cooper Cameron Valves since April 2002. Director of Operations, Eastern Hemisphere, Cameron Division from 1999 to March 2002. Plant Manager, Leeds, England, Cameron Division from 1996 to 1999. Director of Operations, U.K. & Norway, Cooper Energy Services (U.K.) Ltd. from 1988 to 1996.

Jack B. Moore (52)	Senior Vice President since July 2005. Vice President from May 2003 to July 2005. President, Cameron Division since July 2002. Vice President and General Manager, Cameron Western Hemisphere from July 1999 to July 2002. Vice President Western Hemisphere Operations, Vice President Eastern Hemisphere, Vice President Latin American Operations, Director Human Resources, Director Market Research and Director Materials of Baker Hughes Incorporated from 1976 to July 1999.

William C. Lemmer (61)	Vice President, General Counsel and Secretary since July 1999. Vice President, General Counsel and Secretary of Oryx Energy Company from 1994 to March 1999.

Robert J. Rajeski (60)	Vice President since July 2000. President, Cooper Compression since October 2002. President, Cooper Turbocompressor division from July 1999 to October 2002 and President, Cooper Energy Services division from July 2001 to October 2002. Vice President and General Manager of Ingersoll-Dresser Pump Co., Engineered Pump division from 1994 to July 1999.

Jane C. Schmitt (54)	Vice President, Human Resources since May 1999. Vice President, Compensation and Benefits from 1996 to 1999, and Director, Compensation and Benefits from 1995 to 1996.

Charles M. Sledge (40)	Vice President and Corporate Controller since July 2001. Senior Vice President, Finance and Treasurer from 1999 to June 2001, and Vice President, Controller from 1996 to 1999, of Stage Stores, Inc., a chain of family apparel stores. Stage Stores, Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in June 2000 and successfully emerged from bankruptcy protection in August 2001.

Dalton L. Thomas (56)	Vice President, Operations Support, since February 2004. President, Cameron division from July 1998 to 2001. Vice President, Eastern Hemisphere for Cameron division from 1995 to July 1998.
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
ITEM 1A. RISK FACTORS
     The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 35 to 37 in the 2005 Annual Report to Stockholders is incorporated herein by reference.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     There were no unresolved comments from the SEC staff at the time of filing of this Form 10-K.
ITEM 2. PROPERTIES
     The Company currently operates manufacturing plants ranging in size from approximately 11,000 square feet to approximately 1,350,000 square feet. The Company also owns and leases warehouses, distribution centers, aftermarket and storage facilities and sales offices. The Company leases its corporate headquarters office space and space for the Cameron and CCV division headquarters in Houston, Texas.
     The Company manufactures, markets and sells its products and provides services throughout the world, operating facilities in numerous countries. At December 31, 2005, the significant facilities used by Cooper Cameron throughout the world for manufacturing, distribution, aftermarket services, machining, storage and warehousing contained an aggregate of approximately 9,808,535 square feet of space, of which approximately 6,989,699 square feet (71%) was owned and 2,818,836 (29%) was leased. Of this total, approximately 4,955,715 square feet of space (51%) is located in the United States and Canada, 467,817 square feet of space (5%) is located in Mexico and South America, and 4,385,003 square feet of space (45%) is located in Europe, Africa and Asia. The table below shows the number of significant operating manufacturing, warehouse and distribution and aftermarket facilities by business segment and geographic area. Cameron and CCV share space in certain facilities and, thus, are being reported together.

			Asia/Pacific
	Western	Eastern	and	West
	Hemisphere	Hemisphere	Middle East	Africa	Total
Cameron and CCV	77	30	13	6	126
Cooper Compression	19	2	1	0	22
     Cooper Cameron believes its facilities are suitable for their present and intended purposes and are adequate for the Company’s current and anticipated level of operations.
ITEM 3. LEGAL PROCEEDINGS
     The Company is subject to a number of contingencies which include environmental matters, litigation and tax contingencies.
  Environmental Matters
     The Company’s worldwide operations are subject to domestic and international regulations with regard to air, soil and water quality as well as other environmental matters. The Company, through its environmental management system and active third party audit program, believes it is in substantial compliance with these regulations.
     The Company has been identified as a potentially responsible party (“PRP”) with respect to four sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) or similar state laws. The Company’s involvement at two of the sites has been resolved with de minimis payment. A third is believed to also be at a de minimis level. The fourth site is Osborne, Pennsylvania (a landfill into which the Cooper Compression operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had previously been in existence for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At December 31, 2005, the Company’s consolidated balance sheet included a liability of $8.8 million for environmental matters.
  Legal Matters
     As discussed in Environmental Matters above, the Company is engaged in site cleanup at a former manufacturing site in Houston, Texas. In 2001, the Company discovered that contaminated underground water at this site had migrated to an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners. The Company has entered into 21 written agreements with residents over the past four years that obligated the Company to either reimburse sellers in the area for the estimated decline in value due to a potential buyer’s concerns that related to the contamination or, in the case of some of these agreements, to purchase the property after an agreed marketing period. Four of these agreements have had no claim made under them as yet. To date, the Company has one property it has purchased that remains unsold, with an appraised value of $1.8 million. In addition, the Company has settled six other property claims by homeowners. The Company has had expenses and losses of approximately $7.6 million since 2002 related to the various agreements with homeowners. The Company has filed for reimbursement under an insurance policy purchased specifically for this exposure but has not recognized any potential reimbursement in its consolidated financial statements. The Company entered into these agreements for the purpose of mitigating the potential impact of the disclosure of the environmental issue. It was the Company’s intention to stabilize property values in the affected area to avoid or mitigate future claims. The Company believes it has been successful in these efforts as the number and magnitude of claims have declined over time and, while the Company has continued to negotiate with homeowners on a case by case basis, the Company no longer offers these agreements in advance of sale. There are approximately 150 homes in the affected area with an estimated aggregate appraised value of $150.0 million. The homeowners that have settled with the Company have no further claims on these properties. An unknown number of these properties have sold with no Company support, but with disclosure of the contamination and, therefore, likely have no further claims. The Company’s financial statements reflect a liability for its estimated exposure under the outstanding agreements with homeowners. The Company has not reflected a liability in its financial statements for any other potential damages, if any, related to this matter since the Company is no longer entering into property protection agreements with homeowners in advance of sale, the Company has not received any additional significant claims other than the lawsuits discussed below and the Company’s remediation efforts are resulting in a lower level of contamination than when originally disclosed to the homeowners. Additionally, the Company is unable to predict future market values of homes in the affected areas and how potential buyers of such homes may view the underground contamination in making a purchase decision.

     The Company is a named defendant in two lawsuits regarding this contamination. In Valice v. Cooper Cameron Corporation (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), the plaintiffs claim that the contaminated underground water has reduced property values and threatens the health of the area residents. The case is filed as a class action. The complaint filed seeks an analysis of the contamination, reclamation and recovery of actual damages for the loss of property value. The Company is of the opinion that there is no health risk to area residents and that the lawsuit essentially reflects concerns over possible declines in property value. Counsel for each of the Company, its insurer and the Valice plaintiffs are currently negotiating a possible settlement alternative under which homeowners in the affected area would be indemnified for a loss of property value, if any, due to the contamination upon any sale within a limited timeframe. However, there are still significant unresolved issues related to a settlement of this matter including the methodology of quantifying and allocating damages, attorneys’ fees for plaintiffs’ attorneys, agreement on a settlement by all interested parties, a fairness opinion rendered by the Court and the ability of the plaintiffs to obtain approval of the members of the putative class. Absent a settlement with the plaintiffs, the Company does not believe a class would be certified and thus the Company believes it has no liability to the putative class at this point in time. Therefore, the Company has not recorded a liability for this possible settlement in its financial statements.
     In Kramer v. Cameron Iron Works, Inc., Cooper Industries, Inc., Cooper Cameron Corporation, and Tzunming Hsu and Shan Shan Hsu (190th Judicial District, Harris County, filed May 29, 2003), the plaintiff purchased one of the homes in the area and alleges a failure by the defendants to disclose the presence of contamination and seeks to recover unspecified monetary damages.
     The Company believes any potential exposure from existing agreements and any settlement of the class action, or, based on its review of the facts and law, any potential exposure from these, or similar, suits will not have a material adverse effect on its financial condition or liquidity.
     The Company had been named as a defendant in a suit brought by a purchaser of an option to purchase a parcel of the same former manufacturing site, Silber/I-10 Venture Ltd., f/k/a Rocksprings Ltd. v. Falcon Interests Realty Corp., Cooper Industries Inc. and Cooper Cameron Corporation (212th Judicial District Court, Galveston County, filed August 15, 2002) that alleged fraud and breach of contract regarding the environmental condition of the parcel under option. The parties have settled this matter and the case has been dismissed.
     The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995, 215 of which have been closed and 236 of which remained open as of December 31, 2005. Of the 215 cases closed, 57 have been by a settlement at a cost of approximately $22,207 per case. The Company made no settlement payments in the remaining 158 cases. At December 31, 2005, the Company’s consolidated balance sheet included a liability of $3.5 million for the 236 cases which remain open, which includes legal costs.
     The Company believes, based on its review of the facts and law, that the potential exposure from the remaining suits will not have a material adverse effect on its financial condition or liquidity.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The common stock of Cooper Cameron, par value $.01 per share (together with the associated Rights to Purchase Series A Junior Participating Preferred Stock), is traded on the New York Stock Exchange (“NYSE”) under the symbol CAM. No dividends were paid during 2005 or 2004.
     The following table indicates the range of trading prices on the NYSE for January 3, 2005 through December 30, 2005 and for January 2, 2004 through December 31, 2004 (revised to reflect the 2-for-1 stock split effective December 15, 2005).

	Price Range ($)
	High	Low	Last
2005
First Quarter	$29.805	$25.52	$28.605
Second Quarter	31.99	26.76	31.025
Third Quarter	37.695	30.86	36.965
Fourth Quarter	43.10	32.21	41.40

	Price Range ($)
	High	Low	Last
2004
First Quarter	$24.745	$20.025	$22.025
Second Quarter	25.405	21.465	24.35
Third Quarter	27.65	23.48	27.42
Fourth Quarter	28.37	23.62	26.905
     As of February 16, 2006, the approximate number of stockholders of record of Cooper Cameron common stock was 1,305.
     Information concerning securities authorized for issuance under equity compensation plans is included in Note 9 of the Notes to Consolidated Financial Statements, which notes are incorporated herein by reference in Part II, Item 8 hereof.
ITEM 6. SELECTED FINANCIAL DATA
     The information set forth under the caption “Selected Consolidated Historical Financial Data of Cooper Cameron Corporation” on page 70 in the 2005 Annual Report to Stockholders is incorporated by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition of Cooper Cameron Corporation” on pages 25-38 in the 2005 Annual Report to Stockholders is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information for this item is set forth in the section entitled “Market Risk Information” on pages 37-38 in the 2005 Annual Report to Stockholders and is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The following consolidated financial statements of the Company and the independent registered public accounting firm’s reports set forth on pages 40-69 in the 2005 Annual Report to Stockholders are incorporated herein by reference:
     Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

     Report of Independent Registered Public Accounting Firm.
     Consolidated Results of Operations for each of the three years in the period ended December 31, 2005.
     Consolidated Balance Sheets as of December 31, 2005 and 2004.
     Consolidated Cash Flows for each of the three years in the period ended December 31, 2005.
     Consolidated Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2005.
     Notes to Consolidated Financial Statements.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Other than the acquisition of substantially all of the businesses included within the Flow Control segment of Dresser, Inc. and the inclusion of their results of operations since the acquisition date and their year-end financial position in the Company’s consolidated financial statements as of and for the year ended December 31, 2005, there has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
     The information set forth under the captions “Management’s Report on Internal Control Over Financial Reporting” and “Assessment of Internal Control Over Financial Reporting” on page 39 of the 2005 Annual Report to Stockholders and the “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” included on page 40 of the 2005 Annual Report to Stockholders is incorporated herein by reference.
ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information regarding Section 16(a) compliance, the Audit Committee, the Company’s Code of Business Ethics and Ethics for Directors, shareholder nominating procedures and background of the directors appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance”, “Information Concerning the Board of Directors”, and “Security Ownership of Management” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

     The Registrant has adopted a code of ethics that applies to all employees, including its principal executive officer, principal financial officer, principal accounting officer and its Board of Directors. A copy of the code of ethics is available on the Registrant’s Internet website at www.coopercameron.com and is available in print to any shareholder free of charge upon request. The Registrant intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, by posting such information on its website at the address set forth above.
     The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is incorporated by reference in this section.
ITEM 11. EXECUTIVE COMPENSATION
     The information concerning Executive Compensation required by Item 11 shall be included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information concerning Security Ownership of Certain Beneficial Owners and Management required by Item 12 shall be included in our Proxy Statement to be filed relating to the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information concerning Certain Relationships and Related Transactions required by Item 13 shall be included in our Proxy Statement to be filed relating to the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information concerning Principal Accountant Fees and Services required by Item 14 shall be included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Report:
(1)	Financial Statements:

All financial statements of the Registrant as set forth under Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules:
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Cooper Cameron Corporation
We have audited the consolidated financial statements of Cooper Cameron Corporation (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated February 24, 2006 (incorporated by reference in this Form 10-K). Our audits also included the financial statement schedule included in Item 15(a)(2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

ERNST & YOUNG LLP
Houston, Texas
February 24, 2006
Schedule II – Valuation and Qualifying Accounts
(dollars in thousands)

		Additions
	Balance at	Charged to	Charged to			Balance at
	beginning of	costs and	other			end
	period	expenses	accounts	Deductions (b)	Translation	of period
YEAR ENDED DECEMBER 31, 2005:
Allowance for doubtful accounts	$4,513	$1,583	$4,556 (a)	$(874)	$(3)	$9,775
Allowance for obsolete and excess inventory	$47,778	$21,971	$33,997 (a)	$(32,158)	$(1,115)	$70,473

YEAR ENDED DECEMBER 31, 2004:
Allowance for doubtful accounts	$1,823	$3,313	$145	$(781)	$13	$4,513
Allowance for obsolete and excess inventory	$37,317	$18,659	$2,500	$(10,019)	$(679)	$47,778

YEAR ENDED DECEMBER 31, 2003:
Allowance for doubtful accounts	$2,170	$15	$—	$(388)	$26	$1,823
Allowance for obsolete and excess inventory	$35,355	$8,506	$—	$(6,784)	$240	$37,317

(a)	Primarily represents acquisition date balances of newly acquired entities or purchase price allocation adjustments from entities acquired in the prior year.

(b)	Write-offs of uncollectible receivables or obsolete inventory.

(3)	Exhibits:

3.1	Amended and Restated Certificate of Incorporation of Cooper Cameron Corporation, dated June 30, 1995, filed as Exhibit 4.2 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Cooper Cameron Corporation, filed as Exhibit 4.3 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-57995), and incorporated herein by reference.

3.3	Second Amended and Restated Bylaws of Cooper Cameron Corporation, filed as Exhibit 3.3 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

4.1	Form of Rights Agreement, dated as of May 1, 1995, between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, filed as Exhibit 4.1 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

4.2	First Amendment to Rights Agreement between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, dated November 1, 1997, filed as Exhibit 4.2 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

4.3	Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 4, 1998 (Registration Statement No. 333-51705), and incorporated herein by reference.

10.1	Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.6 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-46638), and incorporated herein by reference.

10.2	First Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.7 to the Registration Statement on Form S-8 filed with the SEC on May 29, 2001 (File No. 333-61820), and incorporated herein by reference.

10.3	Second Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.8 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082), and incorporated herein by reference.

10.4	Third Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.9 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082), and incorporated herein by reference.

10.5	Fourth Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 10.6 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

10.6	Cooper Cameron Corporation Retirement Savings Plan, as Amended and Restated, effective May 1, 2003, filed as Exhibit 10.8 to the Annual Report on Form 10-K for 2004 of Cooper Cameron Corporation, and incorporated herein by reference.

10.7	First through Third Amendments to the Cooper Cameron Corporation Retirement Savings Plan, filed as Exhibit 10.9 to the Annual Report on Form 10-K for 2004 of Cooper Cameron Corporation, and incorporated herein by reference.

10.8*	Fourth and Fifth Amendments to the Cooper Cameron Corporation Retirement Savings Plan.

10.9	Merger of the Petreco International, Inc. 401(k) Profit Sharing Plan with and into the Cooper Cameron Corporation Retirement Savings Plan, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 2004 of Cooper Cameron Corporation, and incorporated herein by reference.

(3)	Exhibits:

10.10	Merger of the Cooper Cameron Corporation Savings-Investment Plan for Hourly Employees with and into the Cooper Cameron Corporation Retirement Savings Plan, filed as Exhibit 10.11 to the Annual Report on Form 10-K for 2004 of Cooper Cameron Corporation, and incorporated herein by reference.

10.11*	Amendment to the NuFlo Technologies, Inc. 401(K) Plan and Merger of the NuFlo Technologies, Inc. 401(K) Plan with and into the Cooper Cameron Corporation Retirement Savings Plan.

10.12	Cooper Cameron Corporation 2005 Equity Incentive Plan, incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the Annual Meeting of Stockholders held on May 5, 2005.

10.13*	First Amendment to the Cooper Cameron Corporation 2005 Equity Incentive Plan,

10.14	Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.15	First Amendment to Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, effective as of January 1, 1996, filed as Exhibit 10.7 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.16	Cooper Cameron Corporation 2003 Supplemental Excess Defined Contribution Plan, filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed with the SEC on June 18, 2003, of Cooper Cameron Corporation (Commission File No. 333-106225), and incorporated herein by reference.

10.17	First Amendment to Cooper Cameron Corporation 2003 Supplemental Excess Defined Contribution Plan filed as Exhibit 4.14 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003, of Cooper Cameron Corporation (Commission File No. 333-106225), and incorporated herein by reference.

10.18	Employment Agreement by and between Sheldon R. Erikson and Cooper Cameron Corporation, effective as of August 13, 1999, filed as Exhibit 10.16 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.19	Amendment to the Employment Agreement between Cooper Cameron Corporation and Sheldon R. Erikson, dated August 24, 2004, filed as Exhibit 10.48 to the Annual Report on Form 10-K for 2004 of Cooper Cameron Corporation, and incorporated herein by reference.

10.20	Employment Agreement by and between Franklin Myers and Cooper Cameron Corporation, effective as of September 1, 1999, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.21	Amendment to the Employment Agreement between Cooper Cameron Corporation and Franklin Myers, dated August 16, 2004, filed as Exhibit 10.47 to the Annual Report on Form 10-K for 2004 of Cooper Cameron Corporation, and incorporated herein by reference.

10.22	Form of Change in Control Agreement, effective November 11, 1999, by and between Cooper Cameron Corporation and Scott Amann, Jane Crowder Schmitt, William Lemmer and Robert Rajeski, filed as Exhibit 10.19 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.23*	Amendment to the Change in Control Agreements, effective May 31, 2005, by and between Cooper Cameron Corporation and Scott Amann, Jane Crowder Schmitt, William Lemmer and Robert Rajeski.

10.24	Form of Change in Control Agreement, effective October 10, 2002, by and between Cooper Cameron Corporation and Charles M. Sledge, filed as Exhibit 10.23 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

(3)	Exhibits:

10.25	Amendment to the Employment Agreement between Cooper Cameron Corporation and Charles M. Sledge, dated December 21, 2004, filed as Exhibit 10.46 to the Annual Report on Form 10-K for 2004 of Cooper Cameron Corporation, and incorporated herein by reference.

10.26	Form of Change in Control Agreement, effective May 8, 2003, by and between Cooper Cameron Corporation and John Carne and Jack Moore, filed as Exhibit 10.27 to the Annual Report on Form 10-K for 2003 of Cooper Cameron Corporation, and incorporated herein by reference.

10.27	Amended and Restated Management Incentive Compensation Plan of Cooper Cameron Corporation, incorporated herein by reference to the Cooper Cameron Corporation 2005 Proxy Statement for the Annual Meeting of Stockholders held on May 5, 2005.

10.28	Change in Control Policy of Cooper Cameron Corporation, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.29*	Form of Executive Severance Program of Cooper Cameron Corporation, effective July 1, 2000, and reissued January 1, 2004.

10.30	Credit Agreement, dated as of October 12, 2005, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and JPMorgan Chase Bank, N.A., as agent, filed as Exhibit 10.1 to the Current Report on Form 8-K dated October 12, 2005, of Cooper Cameron Corporation, and incorporated herein by reference.

10.31	Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Buffalo, New York Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57991), incorporated herein by reference.

10.32	First through Eighth Amendments to the Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Buffalo, New York Plant, filed as Exhibit 10.36 to the Annual Report on Form 10-K for 2004 of Cooper Cameron Corporation, and incorporated herein by reference.

10.33*	Ninth Amendment to the Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Buffalo, New York Plant.

10.34	Form of Indemnification Agreement, effective February 20, 2003, by and between Cooper Cameron Corporation and Nathan M. Avery, C. Baker Cunningham, Sheldon R. Erikson, Lamar Norsworthy, Michael E. Patrick, David Ross and Bruce W. Wilkinson, filed as Exhibit 10.32 to the Annual Report on Form 10-K/A for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

10.35	Form of Indemnification Agreement, effective February 20, 2003, by and between Cooper Cameron Corporation and Mr. Jeff Altamari, Mr. Steve P. Beatty, Mr. John Carne, Ms. Jane Crowder Schmitt, Mr. Hal Goldie, , Mr. William C. Lemmer, Mr. Jack B. Moore, Mr. Franklin Myers, Mr. Robert Rajeski, Mr. Charles M. Sledge, and Mr. Rick Steans, filed as Exhibit 10.36 to the Annual Report on Form 10-K for 2003 of Cooper Cameron Corporation, and incorporated herein by reference.

10.36	Form of Stock Option Agreement for grants dated November 22, 2004, under the Cooper Cameron Corporation Long-Term Incentive Plan, filed as an exhibit to a Form 8-K filed on January 18, 2005, and incorporated herein by reference.

10.37	Change of Control Agreement, dated February 19, 2004, by and between Dalton Thomas and Cooper Cameron Corporation, filed as Exhibit 10.49 to the Annual Report on Form 10-K for 2004 of Cooper Cameron Corporation, and incorporated herein by reference.

10.38	Form of Restricted Stock Agreement for Restricted Stock Units granted on January 1, 2005, filed as Exhibit 10.50 to the Annual Report on Form 10-K for 2004 of Cooper Cameron Corporation, and incorporated herein by reference.

10.39*	Form of Restricted Stock Agreement for Restricted Stock Units granted on January 1, 2006.

10.40	Form of Stock Option Agreement for grants dated November 22, 2004, under the Cooper Cameron Corporation Long-Term Incentive Plan, filed as an exhibit to a Form 8-K filed on January 18, 2005, and incorporated herein by reference.

(3)	Exhibits:

10.41*	Cooper Cameron Corporation Deferred Compensation Plan for Non-Employee Directors.

10.42	Cooper Cameron Corporation Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2003.

10.43	Sixth Amendment to the Cooper Cameron Corporation Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the annual meeting of Stockholders held on May 8, 2003.

10.44	Seventh Amendment to the Cooper Cameron Corporation Long-Term Incentive Plan, filed as Exhibit 10.44 to the Annual Report on Form 10-K for 2004 of Cooper Cameron Corporation, and incorporated herein by reference.

10.45	Cooper Cameron Corporation Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

10.46	First Amendment to the Cooper Cameron Corporation Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.43 to the Annual Report on Form 10-K for 2004 of Cooper Cameron Corporation, and incorporated herein by reference.

10.47*	Form of Stock Option Agreement for stock options granted on November 10, 2005.

13.1*	Portions of the 2005 Annual Report to Stockholders are included as an exhibit to this report.

14.1	Code of Business Conduct and Ethics for Directors incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the annual meeting of Stockholders held on May 8, 2003.

14.2	Code of Ethics for Management Personnel, filed as Exhibit 14.2 to the Annual Report on Form 10-K for 2004 of Cooper Cameron Corporation, and incorporated herein by reference.

14.3	Standards of Conduct, filed as Exhibit 14.3 to the Annual Report on Form 10-K for 2004 of Cooper Cameron Corporation, and incorporated herein by reference.

21.1*	Subsidiaries of registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certifications.

31.2*	Certifications.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOPER CAMERON CORPORATION
Registrant

By:	/s/ Charles M. Sledge

(Charles M. Sledge)
Vice President and Corporate Controller
(Principal Accounting Officer)

Date: March 6, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 6th day of March, 2006, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Nathan M. Avery
(Nathan M. Avery)	Director

/s/ C. Baker Cunningham
(C. Baker Cunningham)	Director

/s/ Sheldon R. Erikson	Chairman, President and Chief Executive Officer
(Sheldon R. Erikson)	(principal executive officer)

/s/ Peter J. Fluor
(Peter J. Fluor)	Director

/s/ Lamar Norsworthy (Lamar Norsworthy)	Director

/s/ Michael E. Patrick (Michael E. Patrick)	Director

/s/ David Ross III (David Ross III)	Director

/s/ Bruce W. Wilkinson (Bruce W. Wilkinson)	Director

/s/ Franklin Myers	Senior Vice President, Finance and Chief Financial Officer
(Franklin Myers)	(principal financial officer)

EXHIBIT INDEX

Exhibit		Sequential
Number	Description	Page Number
3.1	Amended and Restated Certificate of Incorporation of Cooper Cameron Corporation, dated June 30, 1995, filed as Exhibit 4.2 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Cooper Cameron Corporation, filed as Exhibit 4.3 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-57995), and incorporated herein by reference.

3.3	Second Amended and Restated Bylaws of Cooper Cameron Corporation, filed as Exhibit 3.3 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

4.1	Form of Rights Agreement, dated as of May 1, 1995, between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, filed as Exhibit 4.1 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 33-94948), and incorporated herein by reference.

4.2	First Amendment to Rights Agreement between Cooper Cameron Corporation and First Chicago Trust Company of New York, as Rights Agent, dated November 1, 1997, filed as Exhibit 4.2 to the Annual Report on Form 10-K for 1997 of Cooper Cameron Corporation, and incorporated herein by reference.

4.3	Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 4, 1998 (Registration Statement No. 333-51705), and incorporated herein by reference.

10.1	Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.6 to the Registration Statement on Form S-8 of Cooper Cameron Corporation (Commission File No. 333-46638), and incorporated herein by reference.

10.2	First Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.7 to the Registration Statement on Form S-8 filed with the SEC on May 29, 2001 (File No. 333-61820), and incorporated herein by reference.

10.3	Second Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.8 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082), and incorporated herein by reference.

10.4	Third Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 4.9 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082), and incorporated herein by reference.

10.5	Fourth Amendment to the Cooper Cameron Corporation Broad Based 2000 Incentive Plan, filed as Exhibit 10.6 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

10.6	Cooper Cameron Corporation Retirement Savings Plan, as Amended and Restated, effective May 1, 2003, filed as Exhibit 10.8 to the Annual Report on Form 10-K for 2004 of Cooper Cameron Corporation, and incorporated herein by reference.

10.7	First through Third Amendments to the Cooper Cameron Corporation Retirement Savings Plan, filed as Exhibit 10.9 to the Annual Report on Form 10-K for 2004 of Cooper Cameron Corporation, and incorporated herein by reference.

10.8*	Fourth and Fifth Amendments to the Cooper Cameron Corporation Retirement Savings Plan.

10.9	Merger of the Petreco International, Inc. 401(k) Profit Sharing Plan with and into the Cooper Cameron Corporation Retirement Savings Plan, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 2004 of Cooper Cameron Corporation, and incorporated herein by reference.

10.10	Merger of the Cooper Cameron Corporation Savings-Investment Plan for Hourly Employees with and into the Cooper Cameron Corporation Retirement Savings Plan, filed as Exhibit 10.11 to the Annual Report on Form 10-K for 2004 of Cooper Cameron Corporation, and incorporated herein by reference.

Exhibit		Sequential
Number	Description	Page Number
10.11*	Amendment to the NuFlo Technologies, Inc. 401(K) Plan and Merger of the NuFlo Technologies, Inc. 401(K) Plan with and into the Cooper Cameron Corporation Retirement Savings Plan.

10.12	Cooper Cameron Corporation 2005 Equity Incentive Plan, incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the Annual Meeting of Stockholders held on May 5, 2005.

10.13*	First Amendment to the Cooper Cameron Corporation 2005 Equity Incentive Plan,

10.14	Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, filed as Exhibit 10.4 to the Registration Statement on Form S-4 of Cooper Cameron Corporation (Commission File No. 33-90288), and incorporated herein by reference.

10.15	First Amendment to Cooper Cameron Corporation Supplemental Excess Defined Benefit Plan, effective as of January 1, 1996, filed as Exhibit 10.7 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

10.16	Cooper Cameron Corporation 2003 Supplemental Excess Defined Contribution Plan, filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed with the SEC on June 18, 2003, of Cooper Cameron Corporation (Commission File No. 333-106225), and incorporated herein by reference.

10.17	First Amendment to Cooper Cameron Corporation 2003 Supplemental Excess Defined Contribution Plan filed as Exhibit 4.14 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003, of Cooper Cameron Corporation (Commission File No. 333-106225), and incorporated herein by reference.

10.18	Employment Agreement by and between Sheldon R. Erikson and Cooper Cameron Corporation, effective as of August 13, 1999, filed as Exhibit 10.16 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.19	Amendment to the Employment Agreement between Cooper Cameron Corporation and Sheldon R. Erikson, dated August 24, 2004, filed as Exhibit 10.48 to the Annual Report on Form 10-K for 2004 of Cooper Cameron Corporation, and incorporated herein by reference.

10.20	Employment Agreement by and between Franklin Myers and Cooper Cameron Corporation, effective as of September 1, 1999, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.21	Amendment to the Employment Agreement between Cooper Cameron Corporation and Franklin Myers, dated August 16, 2004, filed as Exhibit 10.47 to the Annual Report on Form 10-K for 2004 of Cooper Cameron Corporation, and incorporated herein by reference.

10.22	Form of Change in Control Agreement, effective November 11, 1999, by and between Cooper Cameron Corporation and Scott Amann, Jane Crowder Schmitt, William Lemmer and Robert Rajeski, filed as Exhibit 10.19 to the Annual Report on Form 10-K for 1999 of Cooper Cameron Corporation, and incorporated herein by reference.

10.23*	Amendment to the Change in Control Agreements, effective May 31, 2005, by and between Cooper Cameron Corporation and Scott Amann, Jane Crowder Schmitt, William Lemmer and Robert Rajeski.

10.24	Form of Change in Control Agreement, effective October 10, 2002, by and between Cooper Cameron Corporation and Charles M. Sledge, filed as Exhibit 10.23 to the Annual Report on Form 10-K for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

10.25	Amendment to the Employment Agreement between Cooper Cameron Corporation and Charles M. Sledge, dated December 21, 2004, filed as Exhibit 10.46 to the Annual Report on Form 10-K for 2004 of Cooper Cameron Corporation, and incorporated herein by reference.

10.26	Form of Change in Control Agreement, effective May 8, 2003, by and between Cooper Cameron Corporation and John Carne and Jack Moore, filed as Exhibit 10.27 to the Annual Report on Form 10-K for 2003 of Cooper Cameron Corporation, and incorporated herein by reference.

10.27	Amended and Restated Management Incentive Compensation Plan of Cooper Cameron Corporation, incorporated herein by reference to the Cooper Cameron Corporation 2005 Proxy Statement for the Annual Meeting of Stockholders held on May 5, 2005.

10.28	Change in Control Policy of Cooper Cameron Corporation, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of Cooper Cameron Corporation, and incorporated herein by reference.

Exhibit		Sequential
Number	Description	Page Number
10.29*	Form of Executive Severance Program of Cooper Cameron Corporation, effective July 1, 2000, and reissued January 1, 2004.

10.30	Credit Agreement, dated as of October 12, 2005, among Cooper Cameron Corporation and certain of its subsidiaries and the banks named therein and JPMorgan Chase Bank, N.A., as agent, filed as Exhibit 10.1 to the Current Report on Form 8-K dated October 12, 2005, of Cooper Cameron Corporation, and incorporated herein by reference.

10.31	Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Buffalo, New York Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57991), incorporated herein by reference.

10.32	First through Eighth Amendments to the Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Buffalo, New York Plant, filed as Exhibit 10.36 to the Annual Report on Form 10-K for 2004 of Cooper Cameron Corporation, and incorporated herein by reference.

10.33*	Ninth Amendment to the Individual Account Retirement Plan for Bargaining Unit Employees at the Cooper Cameron Corporation Buffalo, New York Plant.

10.34	Form of Indemnification Agreement, effective February 20, 2003, by and between Cooper Cameron Corporation and Nathan M. Avery, C. Baker Cunningham, Sheldon R. Erikson, Lamar Norsworthy, Michael E. Patrick, David Ross and Bruce W. Wilkinson, filed as Exhibit 10.32 to the Annual Report on Form 10-K/A for 2002 of Cooper Cameron Corporation, and incorporated herein by reference.

10.35	Form of Indemnification Agreement, effective February 20, 2003, by and between Cooper Cameron Corporation and Mr. Jeff Altamari, Mr. Steve P. Beatty, Mr. John Carne, Ms. Jane Crowder Schmitt, Mr. Hal Goldie, , Mr. William C. Lemmer, Mr. Jack B. Moore, Mr. Franklin Myers, Mr. Robert Rajeski, Mr. Charles M. Sledge, and Mr. Rick Steans, filed as Exhibit 10.36 to the Annual Report on Form 10-K for 2003 of Cooper Cameron Corporation, and incorporated herein by reference.

10.36	Form of Stock Option Agreement for grants dated November 22, 2004, under the Cooper Cameron Corporation Long-Term Incentive Plan, filed as an exhibit to a Form 8-K filed on January 18, 2005, and incorporated herein by reference.

10.37	Change of Control Agreement, dated February 19, 2004, by and between Dalton Thomas and Cooper Cameron Corporation, filed as Exhibit 10.49 to the Annual Report on Form 10-K for 2004 of Cooper Cameron Corporation, and incorporated herein by reference.

10.38	Form of Restricted Stock Agreement for Restricted Stock Units granted on January 1, 2005, filed as Exhibit 10.50 to the Annual Report on Form 10-K for 2004 of Cooper Cameron Corporation, and incorporated herein by reference.

10.39*	Form of Restricted Stock Agreement for Restricted Stock Units granted on January 1, 2006.

10.40	Form of Stock Option Agreement for grants dated November 22, 2004, under the Cooper Cameron Corporation Long-Term Incentive Plan, filed as an exhibit to a Form 8-K filed on January 18, 2005, and incorporated herein by reference.

10.41*	Cooper Cameron Corporation Deferred Compensation Plan for Non-Employee Directors.

10.42	Cooper Cameron Corporation Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2003.

10.43	Sixth Amendment to the Cooper Cameron Corporation Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the annual meeting of Stockholders held on May 8, 2003.

10.44	Seventh Amendment to the Cooper Cameron Corporation Long-Term Incentive Plan, filed as Exhibit 10.44 to the Annual Report on Form 10-K for 2004 of Cooper Cameron Corporation, and incorporated herein by reference.

10.45	Cooper Cameron Corporation Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

10.46	First Amendment to the Cooper Cameron Corporation Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.43 to the Annual Report on Form 10-K for 2004 of Cooper Cameron Corporation, and incorporated herein by reference.

10.47*	Form of Stock Option Agreement for stock options granted November 10, 2005.

13.1*	Portions of the 2005 Annual Report to Stockholders are included as an exhibit to this report.

14.1	Code of Business Conduct and Ethics for Directors incorporated by reference to the Cooper Cameron Corporation Proxy Statement for the annual meeting of Stockholders held on May 8, 2003.

14.2	Code of Ethics for Management Personnel, filed as Exhibit 14.2 to the Annual Report on Form 10-K for 2004 of Cooper Cameron Corporation, and incorporated herein by reference.

14.3	Standards of Conduct, filed as Exhibit 14.3 to the Annual Report on Form 10-K for 2004 of Cooper Cameron Corporation, and incorporated herein by reference.

21.1*	Subsidiaries of registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certifications.

31.2*	Certifications.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith