Form 10-Q
period 2006-03-31
COOPER CAMERON CORP
filed 2006-05-02
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days .
Yes ☑                     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                     No ☑
Number of shares outstanding of issuer’s common stock as of April 21, 2006 was 115,502,482.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
COOPER CAMERON CORPORATION
CONSOLIDATED CONDENSED RESULTS OF OPERATIONS
(dollars and shares in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
REVENUES	$829,660	$547,888

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization shown separately below)	584,995	407,266
Selling and administrative expenses	125,663	78,282
Depreciation and amortization	22,636	19,819
Interest income	(3,128)	(1,931)
Interest expense	3,247	2,406
Acquisition integration costs	10,028	—

Total costs and expenses	743,441	505,842

Income before income taxes	86,219	42,046
Income tax provision	(30,177)	(13,455)

Net income	$56,042	$28,591

Earnings per common share[1]:
Basic	$0.48	$0.27

Diluted	$0.47	$0.26

Shares used in computing earnings per common share[1]:
Basic	115,776	107,570

Diluted	118,253	108,814

[1]	Prior year earnings per common share amounts and shares used in computing earnings per common share have been revised to reflect the 2-for-1 stock split effective December 15, 2005.
The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except shares and per share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash and cash equivalents	$285,478	$361,971
Receivables, net	601,749	574,099
Inventories, net	829,793	705,809
Other	103,315	86,177

Total current assets	1,820,335	1,728,056
Plant and equipment, net	581,798	525,715
Goodwill	546,661	577,042
Other assets	295,044	267,749

TOTAL ASSETS	$3,243,838	$3,098,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$7,745	$6,471
Accounts payable and accrued liabilities	957,031	891,519
Accrued income taxes	33,328	23,871

Total current liabilities	998,104	921,861
Long-term debt	443,906	444,435
Postretirement benefits other than pensions	39,523	40,104
Deferred income taxes	39,846	39,089
Other long-term liabilities	67,797	58,310

Total liabilities	1,589,176	1,503,799

Commitments and contingencies	—	—

Stockholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized, 116,103,040 shares issued at March 31, 2006 (115,629,117 shares issued and outstanding at December 31, 2005)	1,161	1,156
Capital in excess of par value	1,132,593	1,113,001
Retained earnings	499,184	443,142
Accumulated other elements of comprehensive income	51,114	37,464
Less: Treasury stock, 715,427 shares at March 31, 2006	(29,390)	—

Total stockholders’ equity	1,654,662	1,594,763

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,243,838	$3,098,562

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income	$56,042	$28,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,816	17,529
Amortization (including capitalized software)	4,820	2,290
Non-cash stock compensation expense	6,749	663
Non-cash write off of assets associated with acquisition integration efforts	6,535	—
Deferred income taxes and other	8,915	4,103
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	(26,800)	7,665
Inventories	(109,645)	(1,848)
Accounts payable and accrued liabilities	56,866	(17,743)
Other assets and liabilities, net	(17,727)	12,088

Net cash provided by operating activities	3,571	53,338

Cash flows from investing activities:
Capital expenditures	(30,060)	(11,754)
Acquisitions, net of cash acquired	(34,659)	(1,792)
Other	1,717	(11)

Net cash used for investing activities	(63,002)	(13,557)

Cash flows from financing activities:
Loan repayments, net	(40)	(1,130)
Redemption of convertible debt	—	(14,821)
Purchase of treasury stock	(29,749)	(6,312)
Activity under stock option plans	11,641	52,838
Principal payments on capital leases	(1,293)	(1,088)

Net cash (used for) provided by financing activities	(19,441)	29,487

Effect of translation on cash	2,379	(4,022)

Increase (decrease) in cash and cash equivalents	(76,493)	65,246

Cash and cash equivalents, beginning of period	361,971	226,998

Cash and cash equivalents, end of period	$285,478	$292,244

The accompanying notes are an integral part of these statements.

COOPER CAMERON CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited
Note 1: Basis of Presentation
     The accompanying Unaudited Consolidated Condensed Financial Statements of Cooper Cameron Corporation (the Company) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial information for the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto filed by the Company on Form 10-K for the year ended December 31, 2005.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include estimated losses on accounts receivable, estimated warranty costs, estimated realizable value on excess or obsolete inventory, contingencies (including legal and tax matters), estimated liabilities for liquidated damages and environmental matters, estimates related to pension accounting and estimates related to deferred tax assets. Actual results could differ materially from these estimates.
Note 2: Acquisitions and Acquisition Integration Costs
     On September 1, 2005, the Company announced it had agreed to acquire substantially all of the businesses included within the Flow Control segment of Dresser, Inc. (the Dresser Acquired Businesses). On November 30, 2005, the Company completed the acquisition of all of these businesses other than a portion of the business which was acquired on January 10, 2006. The total cash purchase price for the Dresser Acquired Businesses was approximately $217,483,000, subject to certain adjustments, of which approximately $21,570,000 was paid in the first quarter of 2006. The acquired operations serve customers in the worldwide oil and gas production, pipeline and process markets and have been included in the Company’s consolidated financial statements for the period subsequent to the acquisition in the CCV segment.
     Based on information received in the first quarter of 2006 relating to the fair value of property, plant and equipment and amortizable intangibles, the Company reduced goodwill by approximately $35,675,000 with an offsetting increase in property, plant and equipment and amortizable intangibles, resulting in goodwill of approximately $47,580,000 at March 31, 2006. The Company is continuing to review the information received and expects to further refine the purchase price allocation during the second and third quarters of 2006.
     In connection with the integration of the Dresser Acquired Businesses into the CCV segment, a total of $10,028,000 in integration costs were recognized in the first quarter of 2006, $6,535,000 of which was for a non-cash fixed asset and goodwill impairment charge relating to one of CCV’s legacy facilities involved in the manufacture of a particular type of valve. This facility became redundant and is in the process of being closed as a result of the Dresser Acquired Businesses, one of which manufactures a competing valve. Additionally, the Company closed a Dresser facility in Houston, Texas and incurred $3,493,000 of costs in connection with the closure efforts which have been reflected in the caption entitled “Acquisition integration costs” in the accompanying Consolidated Condensed Results of Operations.
     On January 3, 2006, the Company acquired the assets and liabilities of Caldon Company for approximately $13,089,000 in cash. The acquisition of Caldon added a new ultrasonic flow measurement product line to the existing flow measurement products in the CCV segment. Caldon’s results are included in the Company’s consolidated financial statements for the period subsequent to the acquisition date. A preliminary purchase price allocation for Caldon resulted in goodwill of approximately $5,836,000 at March 31, 2006, most of which will be deductible for income tax purposes. The purchase price is subject to adjustment as the Company is awaiting information related to the value of Caldon’s intangible assets.

Note 3: Stock-Based Compensation
     As described more fully in Note 9 of the Company’s Notes to Consolidated Financial Statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2005, the Company has grants outstanding under four equity compensation plans, only one of which, the 2005 Equity Incentive Plan (2005 EQIP), is currently available for future grants of equity compensation awards to employees and non-employee directors. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Consolidated Condensed Results of Operations statement for the three months ended March 31, 2005, except with respect to the amortization of the intrinsic value of restricted stock unit grants totaling $663,000. Options granted under the Company’s equity compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant and all terms were fixed, accordingly, no expense was recognized under APB Opinion No. 25. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment (FAS 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Financial Accounting Standards Board Statement 123, Accounting for Stock-Based Compensation (FAS 123), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for prior periods have not been restated. Additionally, there was no material cumulative effect of adopting FAS 123(R) at January 1, 2006.
     Stock-based compensation expense recognized during the three months ended March 31, 2006 under the provisions of FAS 123(R) totaled $6,749,000, of which $3,845,000 related to outstanding restricted and deferred stock unit grants and $2,904,000 related to unvested outstanding stock option grants. Accordingly, the Company’s income before income taxes and net income for the three months ended March 31, 2006 was $2,904,000 and $1,887,000 lower, respectively, than if the Company had continued to account for share-based compensation under Opinion No. 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.50 and $0.49, respectively, if the Company had not adopted FAS 123(R), compared to reported basic and diluted earnings per share of $0.48 and $0.47, respectively.
     The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005, as if the Company had applied the fair value recognition provisions of FAS 123 to options granted under the Company’s equity compensation plans. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods. Amounts shown are in thousands, except per share data.

Three Months Ended
March 31, 2005
Net income, as reported	$28,591
Deduct: Total stock-based employee compensation expense determined under the fair value method of all awards, net of tax	(1,307)

Pro forma net income	$27,284

Earnings per share:
Basic — as reported	$0.27

Basic — pro forma	$0.25

Diluted — as reported	$0.26

Diluted — pro forma	$0.24

Stock Option Awards –
     Options with terms of seven years are granted to officers of the Company under the 2005 EQIP plan at a fixed exercise price equal to the fair value of the Company’s common stock on the date of grant. The options vest on the first anniversary date following the date of grant in one-third increments each year based on continued employment. Grants made in previous years to officers and other key employees under the Long-Term and Broad-Based Incentive Plans provide similar terms, except that the options terminate after ten years rather than seven.

     Under a Compensation Program for Non-Employee Directors approved by the Board of Directors in July 2005, non-employee directors are entitled to receive an annual grant of 6,000 deferred stock units from the 2005 EQIP plan upon first being elected to the Board and a grant of 4,000 deferred stock units annually thereafter (post-split basis). These units, which have no exercise price and no expiration date, vest in one-fourth increments quarterly over the following year but cannot be converted into common stock until the earlier of termination of Board service or three years, although Board members have the ability to voluntarily defer conversion for a longer period of time. This program replaced a similar program under the Company’s Non-Employee Director Plan which, in prior years, provided for an initial option grant of 12,000 shares upon first joining the Board of Directors and an annual grant of 12,000 shares thereafter (post-split basis). Such options, which had an exercise price equal to the fair value of the Company’s common stock at the date of grant, became exercisable one year following the date of grant and generally expire five years following the date of grant.
     A summary of option activity under the Company’s stock compensation plans as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below:

	Number of Shares
	2005 Equity	Broad-Based	Long-term	Non-employee
	Incentive Plan	Incentive Plan	Incentive Plan	Director Plan	Total All Plans
Stock options outstanding at December 31, 2005	1,519,139	1,104,986	3,755,796	276,154	6,656,075

Option granted	—	—	—	—	—
Options forfeited	—	(7,666)	(1,133)	—	(8,799)
Options exercised	—	(97,338)	(274,746)	(60,000)	(432,084)

Stock options outstanding at March 31, 2006	1,519,139	999,982	3,479,917	216,154	6,215,192

Options vested or expected to vest at March 31, 2006	1,500,085	998,504	3,467,232	216,154	6,181,975
Options exercisable at March 31, 2006	374,139	849,274	2,138,143	216,154	3,577,710

	Other Information
	2005 Equity	Broad-Based	Long-term	Non-employee
	Incentive Plan	Incentive Plan	Incentive Plan	Director Plan	Total All Plans
Stock based compensation cost not yet recognized under the straight-line method (dollars in thousands)	$8,681	$720	$6,750	—	$16,151

Weighted-average remaining expense recognition period (in years)	1.67	0.98	0.95	0.00	1.26

Weighted-average exercise prices for stock options - Outstanding at December 31, 2005	$35.75	$22.85	$25.55	$26.95	$27.49
Options forfeited during the three months ended March 31, 2006	—	$21.47	$21.47	—	$24.68
Options exercised during the three months ended March 31, 2006	—	$22.27	$27.30	$32.42	$26.88
Outstanding at March 31, 2006	$35.75	$22.92	$25.41	$25.43	$27.54
Vested or expected to vest at March 31, 2006	$35.73	$22.92	$25.42	$25.43	$27.52
Exercisable at March 31, 2006	$33.45	$23.07	$26.41	$25.43	$26.30

Weighted-average remaining contractual term for stock options (in years) - Outstanding at March 31, 2006	6.28	6.17	5.35	2.13	5.60
Vested or expected to vest at March 31, 2006	6.27	6.17	5.35	2.13	5.59
Exercisable at March 31, 2006	5.28	5.96	4.50	2.13	4.79

	Other Information
	2005 Equity	Broad-Based	Long-term	Non-employee
	Incentive Plan	Incentive Plan	Incentive Plan	Director Plan	Total All Plans
Aggregate intrinsic value for stock options (dollars in thousands) -
Exercised during the three months ended March 31, 2006	—	$2,271	$4,670	$648	$7,589
Outstanding at March 31, 2006	$12,670	$21,159	$64,958	$4,031	$102,818
Vested or expected to vest at March 31, 2006	$12,525	$21,128	$64,713	$4,031	$102,397
Exercisable at March 31, 2006	$3,976	$17,846	$37,774	$4,031	$63,627
     No stock option grants were made during the first quarter of 2006. During the first quarter of 2005, a total of 926,226 options were granted at a weighted-average fair value of $6.65 per share determined in accordance with the provisions of FAS 123.
Restricted stock unit awards –
     During 2005, the Company began issuing restricted stock units with no exercise price to key employees in place of stock options. During 2006, grants of restricted stock units were also made to officers in addition to key employees. Approximately 77,089 of the restricted stock unit grants in the first quarter of 2006 contain performance-based conditions which could result in the actual amount of issuable restricted stock units to be between zero and 154,178 based on the Company’s full-year 2006 financial performance against certain targets. The weighted-average value of the restricted stock units granted during the first quarter of 2006 was $40.48 per share based on the market value of the Company’s common stock at the date of grant. For the first quarter of 2005, a total of 304,900 restricted stock units were granted at a weighted-average value of $27.00 per share. The intrinsic value of the restricted stock unit grants is amortized to expense using the straight-line method over the vesting period. The restricted stock units granted in the first quarter of 2006 generally provide for 12.5% vesting on each of the first and second anniversaries of the date of grant and a final vesting of 75% on the third anniversary of the date of grant based on continued employment whereas restricted stock units granted prior to January 1, 2006 generally provide for 25% vesting on each of the first and second anniversaries of the grant date and a final vesting of 50% on the third anniversary of the grant date based on continued employment.
     A summary of restricted stock unit award activity under the Company’s stock compensation plans as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below:

	Number of units
	2005 Equity	Broad-Based	Long-term
	Incentive	Incentive	Incentive	Total All
	Plan	Plan	Plan	Plans
Units outstanding at December 31, 2005	36,500	208,400	84,800	329,700
Units granted	276,435	—	—	276,435
Units forfeited	—	(1,874)	—	(1,874)
Units vesting	—	(54,636)	(21,216)	(75,852)

Units outstanding at March 31, 2006	312,935	151,890	63,584	528,409

Units vested or expected to vest at March 31, 2006	291,537	149,747	62,684	503,968
Units exercisable at March 31, 2006 (vested and deferred)	14,000	—	—	14,000

	Other Information
	2005 Equity	Broad-Based	Long-term
	Incentive	Incentive	Incentive	Total All
	Plan	Plan	Plan	Plans
Stock based compensation cost not yet recognized under the straight-line method (dollars in thousands)[1,2]	$9,942	$3,133	$1,307	$14,382

Weighted-average remaining expense recognition period (in years)	2.48	1.42	1.42	2.04

Weighted-average remaining contractual term for restricted stock units (in years) -
Outstanding at March 31, 2006	2.50	1.42	1.42	2.04
Vested or expected to vest at March 31, 2006	2.49	1.41	1.42	2.04
Exercisable at March 31, 2006 (vested and deferred)	0.00	0.00	0.00	0.00

Aggregate intrinsic value for restricted stock units (dollars in thousands) -
Units vesting during the three months ended March 31, 2006	—	$2,341	$908	$3,249
Outstanding at March 31, 2006	$13,794	$6,695	$2,803	$23,292
Vested or expected to vest at March 31, 2006	$12,851	$6,601	$2,763	$22,215
Exercisable at March 31, 2006 (vested and deferred)	$617	—	—	$617

[1] Additional amount of unrecognized expense if the maximum number of performance-based restricted stock unit grants are made based on the Company’s financial performance against certain targets (dollars in thousands)	$3,985	—	—	$3,985
[2] Amount of expense included for performance-based restricted stock unit grants assuming the Company meets the 2006 financial performance targets	$1,908	—	—	$1,908
     At March 31, 2006, 1,633,940 shares were reserved for future grants of options, deferred stock units, restricted stock units and other awards. The Company may issue either treasury shares or newly issued shares of its common stock in satisfaction of these awards.
Note 4: Receivables
     Receivables consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Trade receivables	$585,305	$560,638
Other receivables	26,656	23,236
Allowances for doubtful accounts	(10,212)	(9,775)

Total receivables	$601,749	$574,099

Note 5: Inventories
Inventories consisted of the following (in thousands):
	March 31,	December 31,
	2006	2005
Raw materials	$121,978	$97,035
Work-in-process	256,033	214,730
Finished goods, including parts and subassemblies	565,342	498,938
Other	3,397	3,408

	946,750	814,111
Excess of current standard costs over LIFO costs	(47,846)	(37,829)
Allowances	(69,111)	(70,473)

Total inventories	$829,793	$705,809

Note 6: Plant and Equipment and Goodwill
     Plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Plant and equipment, at cost	$1,236,780	$1,147,422
Accumulated depreciation	(654,982)	(621,707)

Total plant and equipment	$581,798	$525,715

Changes in goodwill during the three months ended March 31, 2006 were as follows (in thousands):

Balance at December 31, 2005		$577,042
Acquisition of Caldon Company by the CCV segment		5,836
Adjustment to goodwill for the Dresser Acquired Businesses by the CCV segment		(35,675)
Impairment associated with CCV legacy business to be closed		(5,138)
Translation and other		4,596

Balance at March 31, 2006		$546,661

Note 7: Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Trade and other accounts payable	$402,058	$356,395
Progress payments and cash advances	296,654	240,980
Accrued liabilities	258,319	294,144

Total accounts payable and accrued liabilities	$957,031	$891,519

     Activity during the three months ended March 31, 2006 associated with the Company’s product warranty accruals was as follows (in thousands):

Balance		Charges		Balance
December 31,	Warranty	Against	Translation	March 31,
2005	Provisions	Accrual	and Other	2006

$25,030	817	(3,727)	1,301	$23,421

Note 8: Employee Benefit Plans
     Total net benefit plan expense associated with the Company’s defined benefit pension and postretirement benefit plans consisted of the following for the three months ended March 31, 2006 and 2005 (in thousands):

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Service cost	$2,026	$1,949	$2	$2
Interest cost	5,941	5,737	396	376
Expected return on plan assets	(7,704)	(7,181)	—	—
Amortization of prior service cost	(141)	(131)	(102)	(97)
Amortization of losses and other	2,654	2,251	(252)	(239)

Total net benefit plan expense	$2,776	$2,625	$44	$42

Note 9: Business Segments
     The Company’s operations are organized into three separate business segments – Cameron, Cooper Cameron Valves (CCV) and Cooper Compression. Summary financial data by segment is as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Cameron	$435,264	$341,435
CCV	299,039	123,445
Cooper Compression	95,357	83,008

	$829,660	$547,888

Income (loss) before taxes:
Cameron	$77,108	$30,885
CCV	25,823	17,080
Cooper Compression	9,734	2,518
Corporate & other	(26,446)	(8,437)

	$86,219	$42,046

     Corporate & other includes expenses associated with the Company’s Corporate office in Houston, Texas, as well as all of the Company’s interest income, interest expense, certain litigation expense managed by the Company’s General Counsel and stock compensation expense.
Note 10: Earnings Per Share
     The calculation of basic and diluted earnings per share for each period presented was as follows – dollars and shares in thousands, except per share amounts (prior year amounts have been revised to reflect the 2-for-1 stock split effective December 15, 2005):

	Three Months Ended
	March 31,
	2006	2005
Net income	$56,042	$28,591
Add back interest on convertible debentures, net of tax	2	—

Net income (assuming conversion of convertible debentures)	$56,044	$28,591

Average shares outstanding (basic)	115,776	107,570
Common stock equivalents	1,002	1,244
Incremental shares from assumed conversion of convertible debentures	1,475	—

Diluted shares	118,253	108,814

Basic earnings per share	$0.48	$0.27

Diluted earnings per share	$0.47	$0.26

     Diluted shares and net income used in computing diluted earnings per share have been calculated using the if-converted method for the Company’s 1.75% Convertible Debentures for the three months ended March 31, 2006.
     The Company’s 1.5% Convertible Debentures have been included in the calculation of diluted earnings per share for the three months ended March 31, 2006, since the market price of the Company’s common stock exceeded the conversion value of the debentures at quarter-end. During the three months ended March 31, 2006, the Company acquired 723,700 treasury shares at an average cost of $41.11 per share. Of the shares acquired, 8,273 were issued during the period in satisfaction of stock option exercises.

Note 11: Comprehensive Income
     The amounts of comprehensive income for the three months ended March 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net income per Consolidated Results of Operations	$56,042	$28,591
Foreign currency translation gain (loss)[1]	12,176	(19,962)
Change in fair value of derivatives accounted for as cash flow hedges, net of tax and other	1,474	405

Comprehensive income	$69,692	$9,034

     1 The significant changes in the “Foreign currency translation gain (loss)” relate primarily to the Company’s operations in Italy, Brazil, the Netherlands, the United Kingdom and Luxembourg.
     The components of accumulated other elements of comprehensive income at March 31, 2006 and December 31, 2005 were as follows (in thousands):

	March 31,	December 31,
	2006	2005
Amounts comprising accumulated other elements of comprehensive income:
Accumulated foreign currency translation gain	$59,665	$47,489
Accumulated adjustments to record minimum pension liabilities, net of tax	(1,507)	(1,507)
Fair value of derivatives accounted for as cash flow hedges, net of tax and other	(7,044)	(8,518)

Accumulated other elements of comprehensive income	$51,114	$37,464

Note 12: Contingencies
     The Company is subject to a number of contingencies, including environmental matters, litigation and tax contingencies.
Environmental Matters
     The Company’s worldwide operations are subject to domestic and international regulations with regard to air, soil and water quality as well as other environmental matters. The Company, through its environmental management system and active third-party audit program, believes it is in substantial compliance with these regulations.
     The Company has been identified as a potentially responsible party (PRP) with respect to four sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. The Company’s involvement at two of the sites has been resolved with de minimis payment. A third is believed to also be at a de minimis level. The fourth site is Osborne, Pennsylvania (a landfill into which the Cooper Compression operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been in existence for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At March 31, 2006, the Company’s consolidated balance sheet included a noncurrent liability of $8,456,000 for environmental matters.
Legal Matters
     As discussed in Environmental Matters above, the Company is engaged in site cleanup at a former manufacturing site in Houston, Texas. In 2001, the Company discovered that contaminated underground water at this site had migrated to an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners. The Company has entered into 21 written agreements with residents over the past four years that obligated the Company to either reimburse sellers in the area for the estimated decline in value due to potential buyers’ concerns over contamination or, in the case of some of these agreements, to purchase the property after an agreed marketing period. Four of these agreements have had no claims made under them as yet. To date, the Company has one property it has purchased that remains unsold, with an appraised value of $1,850,000. In addition, the

Company has settled six other property claims by homeowners. The Company entered into these agreements for the purpose of mitigating the potential impact of the disclosure of the environmental issue. It was the Company’s intention to stabilize property values in the affected area to avoid or mitigate future claims. The Company believes it has been successful in these efforts as the number and magnitude of claims have declined over time and, while the Company has continued to negotiate with homeowners on a case by case basis, the Company no longer offers these agreements in advance of sale. The Company has had expenses and losses of approximately $7,800,000 since 2002 related to the various agreements with homeowners. The Company has filed for reimbursement under an insurance policy purchased specifically for this exposure but has not recognized any potential reimbursement in its consolidated financial statements. The Company’s financial statements at March 31, 2006 reflect a $624,000 liability for its estimated exposure under the outstanding agreements with homeowners. There are approximately 150 homes in the affected area with an estimated aggregate appraised value of $150,000,000. The homeowners that have settled with the Company have no further claims on these properties. An unknown number of these properties have sold with no Company support, but with disclosure of the contamination and, therefore, likely have no further claims. The Company has not received any additional significant monetary claims other than the lawsuits discussed below and the Company’s remediation efforts are resulting in a lower level of contamination than when originally disclosed to the homeowners. The Company is aware of three properties currently on the market with an aggregate appraised value of $5,900,000 that could be the subject of claims for diminution in value. The Company cannot estimate its exposure to any possible claims for diminution in value with respect to these three properties at this point in time. Additionally, the Company is unable to predict future market values of other homes in the affected areas and how potential buyers of such homes may view the underground contamination in making a purchase decision.
     The Company is a named defendant in a lawsuit regarding this contamination filed as a class action. In Valice v. Cooper Cameron Corporation (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), the plaintiffs claim that the contaminated underground water has reduced property values and threatens the health of the area residents. The complaint filed seeks an analysis of the contamination, reclamation and recovery of actual damages for the loss of property value. The Company is of the opinion that there is no health risk to area residents and that the lawsuit essentially reflects concerns over possible declines in property value. Counsel for each of the Company, its insurer and the Valice plaintiffs have reached general agreement on the terms and structure of a possible settlement under which homeowners in the affected area would be indemnified for a loss of property value, if any, due to the contamination upon any sale within a limited timeframe. However, there remain significant unresolved issues relating to a settlement of this matter including the methodology of quantifying and allocating damages, attorneys’ fees for plaintiffs’ attorneys, all interested parties’ agreement on the settlement and the actual wording thereof, a fairness opinion rendered by the Court and the ability of the plaintiffs to obtain approval of the members of the putative class. The Company cannot, therefore, conclude as to the probability at this point in time whether this general agreement on the terms and structure of settlement will be ultimately agreed to and approved. If a settlement with the plaintiffs is reached, the Company will incur additional costs; conversely, if a settlement is not reached, the litigation will continue, causing the Company to incur additional legal costs. While there remains uncertainty related to this issue, the Company has recorded, as its best estimate, a $6,500,000 liability for this matter during the quarter ended March 31, 2006.
     Another case filed regarding this matter, Kramer v. Cameron Iron Works, Inc., Cooper Industries, Inc., Cooper Cameron Corporation, and Tzunming Hsu and Shan Shan Hsu (190th Judicial District, Harris County, filed May 29, 2003), in which the plaintiff purchased one of the homes in the area and alleged a failure by the defendants to disclose the presence of contamination and seeks to recover unspecified monetary damages, has been dismissed without prejudice by the plaintiffs.
     The Company believes any potential exposure from existing agreements and any settlement of the class action, or, based on its review of the facts and law, any potential exposure from these, or similar, suits will not have a material adverse effect on its financial condition or liquidity.
     The Company had been named as a defendant in a suit brought by a purchaser of an option to purchase a parcel of the same former manufacturing site, Silber/I-10 Venture Ltd., f/k/a Rocksprings Ltd. v. Falcon Interests Realty Corp., Cooper Industries Inc. and Cooper Cameron Corporation (212th Judicial District Court, Galveston County, filed August 15, 2002) that alleged fraud and breach of contract regarding the environmental condition of the parcel under option. The parties have settled this matter and the case has been dismissed. Cooper Industries, Inc. has made a claim of approximately $2,500,000 against the Company, based on the Asset Transfer Agreement pursuant to which Cooper Industries spun-off the Company, for reimbursement of its legal fees and settlement costs with respect to this matter. The Company is of the opinion it is not required to make this reimbursement and intends to vigorously defend itself.
     The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At March 31, 2006, the Company’s consolidated balance sheet included a liability of $3,733,000 for such cases, including estimated legal costs.

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
Note 13: Subsequent Events
     On April 11, 2006, the Company issued a notice of redemption to its agent with regard to the Company’s intent to redeem in cash its remaining 1.75% convertible debentures on May 18, 2006 for principal plus accrued and unpaid interest. At March 31, 2006, the remaining principal balance of the 1.75% convertible debentures totaled $750,000. Holders of the debentures may, in lieu of redemption, opt to convert their debentures into shares of the Company’s common stock at a conversion rate of 21.0316 shares per $1,000 principal amount, or $47.55 per share, anytime before the close of business on the third business day before the redemption date.
     The Company has scheduled its Annual Meeting of Stockholders to be held on May 5, 2006. At that meeting, stockholders of the Company will vote on a proposal, approved by the Company’s Board of Directors, to change the name of the Company to Cameron International Corporation and to make the necessary change to the Company’s Certificate of Incorporation to effect the name change.

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
FIRST QUARTER 2006 COMPARED TO FIRST QUARTER 2005
Consolidated Results –
     The Company’s net income for the first quarter of 2006 totaled $56.0 million, or $0.47 per diluted share, compared with $28.6 million, or $0.26 per diluted share, in the first quarter of 2005. The results for the first quarter of 2006 include (i) pre-tax charges of $10.0 million, or $0.05 per diluted share, for acquisition integration costs associated with the operations of the Flow Control segment of Dresser, Inc. that were acquired in late 2005 and early 2006 (the Dresser Acquired Businesses) and (ii) a pre-tax charge of $6.5 million, or $0.04 per diluted share, for a class action lawsuit related to environmental contamination at a former manufacturing facility (see Note 12 of Notes to Consolidated Condensed Financial Statements).
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment (FAS 123(R)) using the modified-prospective-transition method. Under FAS 123(R), stock based compensation expense recognized during the three months ended March 31, 2006 totaled $6,749,000, of which $3,845,000 related to outstanding restricted and deferred stock unit grants and $2,904,000 related to unvested outstanding stock option grants. There was no material cumulative effect of adopting FAS 123(R). Prior to January 1, 2006, the Company accounted for stock-based payments under APB Opinion No. 25, Accounting for Stock-Based Compensation. During the first three months of 2005, a total of $663,000 in stock-based compensation expense was recognized related to the amortization of the intrinsic value of restricted stock unit grants made during that period. Options granted under the Company’s equity compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant and all terms were fixed, accordingly, no expense was recognized under APB Opinion No. 25. During 2005, the Company began issuing restricted stock unit grants with no exercise price to key employees in place of stock options and, as more fully described in Note 3 of the Notes to Consolidated Condensed Financial Statements, also made restricted stock unit grants to officers in addition to key employees during the first quarter of 2006, some of which contain performance-based conditions. At March 31, 2006, approximately $16,151,000 and $14,382,000 of compensation costs remain to be recognized over the next 1.26 and 2.04 years relating to the grant date fair value of unvested stock option grants and unvested restricted stock unit grants, respectively, as of the date of adoption of FAS 123(R).
Revenues
     Revenues for the first quarter of 2006 totaled $829.7 million, an increase of 51.4% from $547.9 million in the first quarter of 2005. Revenues increased in each of the Company’s segments and in all product lines due to increased drilling and production activity in the markets served by the Company, resulting primarily from high oil and gas prices. Entities acquired during 2005 accounted for approximately $158.8 million, or 56.3%, of the growth in revenues. A discussion of revenue by segment may be found below.

Costs and Expenses
     Cost of sales (exclusive of depreciation and amortization) for the first quarter of 2006 totaled $585.0 million, an increase of 43.6% from cost of sales of $407.3 million in the first quarter of 2005. As a percentage of revenues, cost of sales decreased from 74.3% in the first quarter of 2005 to 70.5% in the first quarter of 2006. The decline in cost of sales as a percentage of revenues is attributable to (i) a shift in revenue to higher-margin drilling and surface products, (ii) the recognition of early delivery incentives on a subsea project earned during the first quarter of 2006 and the absence in the first quarter of 2006 of two large low-margin subsea projects recorded in the first quarter of 2005, (iii) the application of relatively fixed manufacturing overhead to a larger revenue base and (iv) the favorable settlement of a warranty issue on a subsea project which reduced warranty expense in the first quarter of 2006 compared to the first quarter of 2005 by $5.9 million, including a $3.6 million reduction to the warranty accrual recorded in the first quarter of 2006. These declines were partially offset by the Dresser Acquired Businesses which incur a higher cost of sales to revenue ratio than the Company’s legacy businesses. A further discussion of the relationship of cost of sales to revenues by segment may be found below.
     Selling and administrative expenses for the first quarter of 2006 were $125.7 million, an increase of $47.4 million, or 60.5%, from $78.3 million in the first quarter of 2005. Included in selling and administrative expense is a pre-tax charge of $6.5 million in the first quarter of 2006 for a class action lawsuit related to environmental contamination at a former manufacturing facility. Additionally, with the adoption of FAS 123(R), effective January 1, 2006, the Company recognized $6.7 million of stock compensation expense in the first quarter of 2006, compared to $0.7 million recognized in the first quarter of 2005. Acquisitions resulted in a $16.6 million increase in selling and administrative expenses. The remaining increase in selling and administrative expenses resulted from the increase in activity levels across the Company.
     Depreciation and amortization expense for the first quarter of 2006 was $22.6 million, an increase of $2.8 million, from $19.8 million in the first quarter of 2005. Approximately $4.1 million of the increase is attributable to the Dresser Acquired Businesses and the 2005 acquisition of NuFlo Technologies, Inc. (the NuFlo Acquisition). This increase was partially offset by the absence in 2006 of a $1.8 million write-off recorded in the first quarter of 2005 related to assets retired as the result of a plant consolidation in the Cooper Compression segment.
     Interest income for the first quarter of 2006 was $3.1 million as compared to $1.9 million in the first quarter of 2005. The increase of $1.2 million is primarily attributable to higher short-term interest rates the Company has received on its invested cash balances.
     Interest expense for the first quarter of 2006 totaled $3.2 million, an increase of $0.8 million from $2.4 million in the first quarter of 2005. Interest expense increased primarily as a result of a higher effective interest rate on $150.0 million of its Senior Notes due to the cancellation of an interest rate swap agreement in place during a portion of 2005, which effectively lowered the interest rate on this debt.
     During the first quarter of 2006, the Company’s CCV segment incurred $10.0 million of costs related to the integration of the Dresser Acquired Businesses into CCV’s operations. Approximately $6.5 million of the costs were for a non-cash fixed asset and goodwill impairment charge relating to one of CCV’s legacy facilities involved in the manufacture of a particular type of valve. This facility became redundant and is in the process of being closed as a result of the Dresser Acquired Businesses, one of which also manufactures a competing valve. Additionally, the Company closed a Dresser facility in Houston, Texas and incurred $3.5 million of costs in connection with the closure efforts.
     The income tax provision in the first quarter of 2006 was $30.2 million compared to $13.5 million for the same period in 2005. The effective tax rate for the first quarter of 2006 was 35% compared to 32% in the first quarter of 2005. The increase in the effective tax rate is primarily attributable to an increased amount of forecasted full-year earnings in higher tax rate jurisdictions.
Segment Results –
Cameron Segment

	Quarter ended
	March 31,		Increase
(dollars in millions)	2006	2005	$	%
Revenues	$435.3	$341.4	$93.9	27.5%
Income before income taxes	$77.1	$30.9	$46.2	149.7%

     Cameron revenues for the first quarter of 2006 totaled $435.3 million, an increase of 27.5% from $341.4 million in the first quarter of 2005. For the first quarter of 2006, drilling sales increased 25.4%, sales of surface products increased 34.0%, subsea product sales increased 25.6% and sales in the oil, gas and water separation market increased 11.3% as compared to the first quarter of 2005. The increase in drilling sales reflects large shipments of blowout preventer (BOP) stacks and controls in the first quarter of 2006 to certain U.S. and Asia Pacific/Middle East customers, whereas surface product sales have grown primarily due to higher activity levels across all regions as a result of high commodity prices and increased rig count levels. Sales in the oil, gas and water separation market were also positively impacted by higher activity levels, particularly with regard to gas separation applications. Sales in the subsea market were positively impacted by shipments for projects offshore West Africa, the U.S. and Brazil.
     Income before income taxes totaled $77.1 million in the first quarter of 2006, an increase of 149.7% from $30.9 million in the first quarter of 2005. Cost of sales as a percentage of revenues decreased from 75.3% in the first quarter of 2005 to 68.6% in the first quarter of 2006. The reduction was due primarily to (i) a shift in revenue to higher-margin drilling and surface products in the first quarter of 2006, the recognition of early delivery incentives on a subsea project earned during the first quarter of 2006 and the absence in 2006 of two large low-margin subsea projects recorded in the first quarter of 2005 (2.0 percentage-point decrease), (ii) the favorable settlement of a warranty issue on a subsea project which reduced warranty expense in the first quarter of 2006 compared to the first quarter of 2005 by $5.9 million, including a $3.6 million reduction in the warranty accrual recorded in the first quarter of 2006 (1.5 percentage-point decrease) and (iii) the application of relatively fixed manufacturing overhead to a larger revenue base (2.7 percentage-point decrease).
     Selling and administrative costs for Cameron increased $5.5 million, or 12.9%, in the first quarter of 2006 as compared to the first quarter of 2005. The increase in selling and administrative costs was due to the higher activity levels during the period, including higher headcount.
     Cameron’s depreciation and amortization expense increased by $0.5 million, or 4.6%, in the first quarter of 2006 compared to the first quarter of 2005 due to recent increased levels of capital spending.
CCV Segment

	Quarter ended
	March 31,		Increase
(dollars in millions)	2006	2005	$	%
Revenues	$299.0	$123.4	$175.6	142.2%
Income before income taxes	$25.8	$17.1	$8.7	51.2%
     CCV’s revenues for the first quarter of 2006 totaled $299.0 million, an increase of 142.2% from $123.4 million for the same period in 2005. Acquisitions accounted for approximately $158.8 million of the increase. Sales of distributed products were up 49.1% in the first quarter of 2006 as compared to the first quarter of 2005. Approximately one-half of the increase was attributable to the addition of the Dresser Acquired Businesses and the remainder was due to strong market conditions in North America as a result of high commodity prices and rig count levels. Sales of products to the process markets increased 90.9% in the first quarter of 2006 as compared to the same period in 2005. Similar to distributed products, one-half of the growth came from acquisitions and the remainder from higher demand for legacy products due to strong market conditions. Engineered product line sales increased 227.2% in the first quarter of 2006 as compared to the first quarter of 2005. The change was virtually all due to the addition of the Dresser Acquired Businesses.
     Income before income taxes totaled $25.8 million in the first quarter of 2006, an increase of nearly 51.2% from $17.1 million in the first quarter of 2005. Cost of sales as percent of revenues increased from 70.6% in the first quarter of 2005 to 72.7% in the comparable period for 2006. The increase was due primarily to the Dresser Acquired Businesses, which caused a 4.3 percentage point increase as these businesses incur a higher cost of sales to revenues ratio than CCV’s legacy business. This impact was partially offset by the application of relatively fixed manufacturing overhead to a higher revenue base, which caused a 2.3 percentage point decline in the ratio of cost of sales to revenues.
     Selling and administrative expenses for CCV increased by $22.2 million or 136.4% in the first quarter of 2006 as compared to the same period in the prior year. The Dresser Acquired Businesses and the NuFlo Acquisition accounted for approximately $16.6 million of the increase. The remainder of the increase was due to higher activity levels in CCV’s legacy operations.

     CCV’s depreciation and amortization expense increased by $4.6 million in the first quarter of 2006 to $7.5 million from $2.9 million recorded in the first quarter of 2005. Approximately $4.1 million of the increase is due to the addition of the Dresser Acquired Businesses and the NuFlo Acquisition with the remainder a result of higher capital spending.
     CCV incurred $10.0 million of acquisition integration costs in the first quarter of 2006 as a result of integrating the Dresser Acquired Businesses into the segment’s operations. These costs are described in more detail above.
Cooper Compression Segment

	Quarter ended
	March 31,		Increase
(dollars in millions)	2006	2005	$	%
Revenues	$95.4	$83.0	$12.4	14.9%
Income before income taxes	$9.7	$2.5	$7.2	286.5%
     Cooper Compression’s revenues for the first quarter of 2006 totaled $95.4 million, an increase of 14.9% from $83.0 million for the same period in 2005. Sales in the gas compression market were up 19.5% due primarily to sales of Ajax units more than tripling in the current period because of a stronger beginning-of-year backlog, which reflected the capital expansion plans of lease fleet operators and higher international demand, primarily from customers in Mexico and Russia during the latter part of 2005. Sales in the air compression market increased by 11.4% in the first quarter of 2006 compared to the first quarter of 2005 due primarily to strong bookings in mid-2005 for engineered machines in the air separation and gas market, which were completed and shipped in the first quarter. This was partially offset by lower deliveries of plant air machines reflecting the lower level of orders received in the fourth quarter of 2005 for this equipment.
     Income before income taxes totaled $9.7 million in the first quarter of 2006, an increase of 286.5% from $2.5 million in the first quarter of 2005. Cost of sales as a percent of revenues declined from 75.6% in the first quarter of 2005 to 72.8% in the first quarter of 2006. The decline was due to (i) lower litigation costs, a lower quarterly provision for obsolete inventory and an improved service labor utilization rate which, in total, contributed 2.1 percentage points to the decline and (ii) lower overhead manufacturing costs in the first quarter of 2006 which in relation to higher revenues during the current period, contributed 2.4 percentage points to the decline. This was partially offset by a mix change toward lower-margin new unit business plus cost increases that have not been fully passed on to customers, accounting for a 1.7 percentage-point increase in the relationship between cost of sales and revenues.
     Selling and administrative expenses for Cooper Compression were up $0.8 million, or 6.2%, from the first quarter of 2005 due to higher headcount and litigation costs.
     Cooper Compression’s depreciation and amortization declined from $5.5 million in the first quarter of 2005 to $3.3 million in the first quarter of 2006, a decrease of $2.2 million. The decline was due to a $1.8 million write-down recorded in the first quarter of 2005 associated with various plant and equipment that was being retired as a result of a plant consolidation within the segment. The remaining decrease relates to other equipment that became fully depreciated or was retired during 2005.
Corporate Segment
     The Corporate segment’s loss before income taxes was $26.4 million in the first quarter of 2006 compared to $8.4 million in the first quarter of 2005. This change was primarily attributable to (i) a $6.1 million increase in stock compensation expense in the period, which reflects the application of FAS 123(R), (ii) $7.7 million of higher litigation expenses in the first quarter of 2006, primarily due to a $6.5 million charge related to a class action lawsuit related to environmental contamination at a former manufacturing facility and (iii) a $2.4 million increase in employee incentive expense due to the improvement in the Company’s financial results for the first quarter of 2006 as compared to the same period in 2005.

ORDERS & BACKLOG
     Orders were as follows (dollars in millions):

	Quarter ended
	March 31,		Increase
	2006	2005	$	%
Cameron	$846.8	$402.2	$444.6	110.5%
CCV	360.4	150.7	209.7	139.2%
Cooper Compression	128.0	126.7	1.3	1.0%

	$1,335.2	$679.6	$655.6	96.5%

     Orders for the first quarter of 2006 were $1,335.2 million, nearly double the $679.6 million in orders for the first quarter of 2005. Orders were up in all business segments and were at the highest quarterly levels in the history of Cameron and CCV.
     Cameron’s orders for the first quarter of 2006 totaled $846.8 million, an increase of 110.5% from first quarter 2005 orders of $402.2 million. Drilling orders increased over 350% as the Company received several large orders in the first quarter of 2006 relating to seven new offshore rig construction projects. Additionally, strong market conditions resulting from current high drilling activity levels has had an overall positive impact on demand for the Company’s drilling products. Surface orders were up 54% in the first quarter of 2006 compared to the first quarter of 2005. The increase, which was attributable to higher commodity prices and higher rig count, occurred across all regions, particularly the Asia Pacific/Middle East region where large orders were received under long-term contracts. Subsea orders were up 51% in the first quarter of 2006 compared to the first quarter of 2005 and reflected the impact of two large orders for subsea trees totaling nearly $30 million each. Orders for oil and gas separation applications also increased by nearly 20% during the first quarter of 2006 as compared to the first quarter of 2005.
     CCV’s orders for the first quarter of 2006 totaled $360.4 million, an increase of 139.2% from $150.7 million in the first quarter of 2005. The addition of the Dresser Acquired Businesses and the NuFlo Acquisition during 2005 accounted for approximately $127.3 million of the increase. Orders for the distributed product line increased 68% in the first quarter of 2006 compared to the first quarter of 2005. Over one-fourth of the increase was due to the Dresser Acquired Businesses while the remaining increase was attributable to strong market conditions and higher rig counts in North America. Orders for valves in the process product line were up nearly 174% in the first quarter of 2006 compared to the same period in 2005. Approximately one-half of the increase was attributable to two large project orders from international customers during the quarter. Engineered product line orders increased approximately 158% in the first quarter of 2006 as compared to the first quarter of 2005. Over 90% of the increase was attributable to the Dresser Acquired Businesses.
     Cooper Compression’s orders for the first quarter of 2006 were $128.0 million, just slightly above orders for the first quarter of 2005, which totaled $126.7 million. Orders in the gas compression market were up 1% as demand for Superior compressors and aftermarket services more than offset a decline from the strong order level in the first quarter of 2005 for Ajax units. Orders for the first quarter 2006 in the air compression market increased 1% from orders in the first quarter of 2005 as a large customer order for engineered units more than offset declines in orders for plant air machines and aftermarket services.
     Backlog was as follows (dollars in millions):

	March 31,	Dec. 31,
	2006	2005	Increase
Cameron	$1,899.6	$1,503.6	$396.0
CCV	576.1	469.0	107.1
Cooper Compression	214.1	183.2	30.9

	$2,689.8	$2,155.8	$534.0

Liquidity and Capital Resources
     The Company’s cash balances decreased to $285.5 million at March 31, 2006 from $362.0 million at December 31, 2005. The decrease of $76.5 million reflects the use of cash for acquisitions, treasury stock purchases and increased working capital needs relating to the growth in the Company’s backlog and manufacturing activities.

     During the first quarter of 2006, the Company’s operating activities generated $3.6 million of cash compared to $53.3 million generated in the first quarter of 2005. Cash flow from operations was comprised primarily of net income of $56.0 million plus adjustments for non-cash charges included in net income totaling nearly $44.9 million, less $97.3 million of working capital increases. The majority of the working capital increases resulted from a $109.6 million build in inventory levels as the Company has increased its manufacturing activity to support the high level of backlog and new orders. Additionally, the Company was able to increase the amount of progress payments and cash advances from customers during the quarter by $55.7 million, which more than offset other working capital increases, primarily in receivables.
     The Company utilized $63.0 million of cash for investing activities during the first quarter of 2006 compared to $13.6 million during the same period in 2005. The Company made two acquisitions during the first quarter of 2006, spending $21.6 million to acquire a remaining business from Dresser Inc. and $13.1 million on the acquisition of Caldon Company, a business which is additive to the Company’s existing flow measurement line of products. Most of the Dresser Acquired Businesses were previously purchased in late 2005. Additionally, capital spending in the first quarter of 2006 was $30.1 million compared to $11.8 million in the first quarter of 2005. The increased level of spending in the quarter reflects the Company’s intentions to significantly increase the full-year level of capital spending during 2006 to address capacity issues arising from higher manufacturing levels caused by increased demand from customers.
     During the first quarter of 2006, the Company’s financing activities utilized $19.4 million of cash compared to $29.5 million of cash generated during the first quarter of 2005. The decline in cash available from financing activities primarily reflects the high level of option exercises occurring during the first quarter of 2005. During the first quarter of 2006, the Company purchased 723,700 shares of treasury stock at an average cost per share of $41.11.
     In the short-term, future cash flows will be required to fund capital spending for the remainder of the year, currently estimated to be approximately $115.0 million to $130.0 million, and to redeem the Company’s outstanding 1.75% convertible debentures totaling $750,000 principal amount at March 31, 2006. The Company issued a notice of redemption to its agent in April 2006 to redeem the debentures in cash on May 18, 2006 for principal plus accrued and unpaid interest. Holders of the debentures have a right to convert the debentures into shares of common stock of the Company at a conversion rate of 21.0316 shares per $1,000 principal amount, or $47.55 per share, anytime before the close of business on the third business day before the redemption date.
     On a longer-term basis, the Company has Senior Notes outstanding at March 31, 2006 with a face value of $200.0 million. These notes are due April 2007. In addition, at March 31, 2006, the Company has outstanding $238.0 million of 1.5% convertible debentures. Holders of these debentures could require the Company to redeem them beginning in May 2009. The Company believes, based on its current financial condition, existing backlog levels and current expectations for future market conditions, that it will be able to refinance these debt instruments prior to maturity or will be able to meet the liquidity needs upon maturity with cash generated from operating activities up to that time, existing cash balances on hand and amounts available under its $350.0 million five-year multicurrency revolving credit facility, expiring October 12, 2010, subject to certain extension provisions.
Factors That May Affect Financial Condition and Future Results
The acquisition of certain businesses of the Flow Control segment of Dresser, Inc. exposes the Company to integration risk.
     The acquisition of certain businesses from Dresser is the largest acquisition the Company has made and will require a substantial amount of integration into CCV’s operations. To the extent this integration takes longer than expected, costs more than expected or does not result in the operational improvement expected, the Company’s financial performance and liquidity may be negatively impacted.
     The inability of the Company to deliver its backlog on time could affect the Company’s future sales and profitability and its relationships with its customers.
     At March 31, 2006, backlog reached $2.690 billion, a record level for the Company. The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Many of the contracts the Company enters into with its customers require long manufacturing lead times and contain penalty or incentive clauses relating to on-time delivery. A failure by the Company to deliver in accordance with customer expectations could subject the Company to financial penalties or loss of financial incentives and may result in damage to existing customer relationships. Additionally, the

Company bases its earnings guidance to the financial markets on expectations regarding the timing of delivery of product currently in backlog. Failure to deliver backlog in accordance with expectations could negatively impact the Company’s financial performance and thus cause adverse changes in the market price of the Company’s outstanding common stock and other publicly traded financial instruments.
The Company is embarking on a significant capital expansion program.
     In 2006, the Company expects full-year capital expenditures of approximately $145.0 million to $160.0 million to upgrade its machine tools, manufacturing technologies, processes and facilities in order to improve its efficiency and address current and expected market demand for the Company’s products. To the extent this program causes disruptions in the Company’s plants, the Company’s ability to deliver existing or future backlog may be negatively impacted. In addition, if the program does not result in the expected efficiencies, future profitability may be negatively impacted.
Execution of subsea systems projects exposes the Company to risks not present in its surface business.
     This market is significantly different from the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and in some cases, new technology. These projects accounted for approximately 9.5% of total revenues in the first quarter of 2006. During the fourth quarter of 2003, the Company experienced numerous delivery delays on its subsea systems contracts which negatively impacted 2003’s financial results. To the extent the Company experiences difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted. As of March 31, 2006, the Company has a subsea systems backlog of approximately $535.5 million.
Increases in the cost of and the availability of metals used in the Company’s manufacturing processes could negatively impact the Company’s profitability.
     Beginning in the latter part of 2003 and continuing through March 31, 2006, commodity prices for items such as nickel, molybdenum and heavy metal scrap that are used to make the steel alloys required for the Company’s products increased significantly. Certain of the Company’s suppliers have passed these increases on to the Company. The Company has implemented price increases intended to offset the impact of the increase in commodity prices. However, if customers do not accept these price increases, future profitability will be negatively impacted. In addition, the Company’s vendors have informed the Company that lead times for certain raw materials are being extended. To the extent such change negatively impacts the Company’s ability to meet delivery requirements of its customers, the financial performance of the Company may suffer.
Changes in the U.S. rig count have historically impacted the Company’s orders.
     Historically, the Company’s surface and distributed valve products businesses in the U.S. market have tracked changes in the U.S. rig count. However, this correlation did not exist in 2003. The average U.S. rig count increased approximately 24% during 2003 while the Company’s U.S. surface and U.S. distributed valve orders were essentially flat. The Company believes its surface and distributed valve products businesses were negatively impacted by the lack of drilling activity in the Gulf of Mexico, fewer completions of onshore high-temperature/high-pressure wells and a lower level of infrastructure development in the U.S. Such activity typically generates higher orders for the Company as compared to onshore shallow well activity. The relationship between the Company’s orders in its surface and distributed valve products businesses and changes in the U.S. rig count returned to a more normal relationship in 2004 and 2005 and continues to date in 2006.
Downturns in the oil and gas industry have had, and may in the future have, a negative effect on the Company’s sales and profitability.
     Demand for most of the Company’s products and services, and therefore its revenues, depends to a large extent upon the level of capital expenditures related to oil and gas exploration, production, development, processing and transmission. Declines, as well as anticipated declines, in oil and gas prices could negatively affect the level of these activities. Factors that contribute to the volatility of oil and gas prices include the following:
•	demand for oil and gas, which is impacted by economic and political conditions and weather;

•	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;

•	the level of production from non-OPEC countries;

•	policies regarding exploration and development of oil and gas reserves;

•	the political environments of oil and gas producing regions, including the Middle East;

•	the depletion rates of gas wells in North America; and

•	advances in exploration and development technology.
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
     Cooper Cameron accepts purchase orders that may be subject to cancellation, modification or rescheduling. Changes in the economic environment and the financial condition of the oil and gas industry could result in customer requests for modification, rescheduling or cancellation of contractual orders. The Company is typically protected against financial losses related to products and services it has provided prior to any cancellation. However, if the Company’s customers cancel existing purchase orders, future profitability may be negatively impacted.
The Company’s international operations expose it to instability and changes in economic and political conditions, foreign currency fluctuations, trade and investment regulations and other risks inherent to international business.
The risks of international business include the following:
•	volatility in general economic, social and political conditions;

•	differing tax rates, tariffs, exchange controls or other similar restrictions;

•	changes in currency rates;

•	inability to repatriate income or capital;

•	compliance with, and changes in, domestic and foreign laws and regulations that impose a range of restrictions on operations, trade practices, trade partners and investment decisions. From time to time, the Company receives inquiries regarding its compliance with such laws and regulations. The Company received a voluntary request for information dated September 2, 2005 from the U.S. Securities and Exchange Commission regarding certain of the Company’s West African activities and has responded to this request. The Company believes it has complied with all applicable laws and regulations with respect to its activities in this region. Additionally, the U.S. Department of Treasury’s Office of Foreign Assets Control made an inquiry regarding U.S. involvement in a United Kingdom subsidiary’s commercial and financial activity relating to Iran in September 2004 and the U.S. Department of Commerce made an inquiry regarding sales by another United Kingdom subsidiary to Iran in February 2005. The Company responded to these two inquiries and has not received any additional requests related to these matters;

•	reductions in the number or capacity of qualified personnel; and

•	seizure of equipment.
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
Cooper Compression’s aftermarket revenues associated with legacy equipment are declining.
     During 2005, approximately 35% of Cooper Compression’s revenues came from the sale of replacement parts for equipment that the Company no longer manufactures. Many of these units have been in service for long periods of time, and are gradually being replaced. As this installed base of legacy equipment declines, the Company’s potential market for parts orders is also reduced. In recent years, the Company’s revenues from replacement parts associated with legacy equipment have declined nominally.

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
     Additionally, SFAS 87 requires the recognition of a minimum pension liability to the extent the assets of the plans are below the accumulated benefit obligation of the plans. In order to avoid recognizing this minimum pension liability, the Company contributed approximately $13.7 million to its pension plans during 2005, $18.2 million in 2004 and $18.7 million in 2003. If the Company’s pension assets perform poorly in the future or interest rates decrease, the Company may be required to recognize a minimum pension liability in the future or fund additional amounts to the pension plans.
     On March 31, 2006, the FASB issued an Exposure Draft of a Proposed Statement of Financial Accounting Standards on Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which would amend FASB Statements No. 87, 88, 106 and 132(R). The proposed standard would require companies to, among other things, 1) recognize in their balance sheets the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation, 2) recognize as a component of other comprehensive income the actuarial gains and losses and the prior service costs and credits that arise during the period but, under current accounting standards, are not recognized as components of net periodic benefit costs, subject to adjustment in subsequent periods as those amounts are recognized as components of net periodic benefit costs and 3) recognize as an adjustment to the opening balance of retained earnings any transition asset or transition obligation remaining from the initial application of Statements 87 and 106.
     The FASB’s goal is to issue a final standard by September 2006 which would be effective for fiscal years ending after December 15, 2006.
     At December 31, 2005, the Company had a long-term prepaid pension asset recognized in its financial statements of $134.0 million determined in accordance with FAS 87. However, the net funded status of all defined benefit pension plans at December 31, 2005 was a liability of approximately $19.0 million. Additionally, the Company’s unrecognized net loss and unrecognized prior service cost on its defined benefit pension and postretirement benefit plans at December 31, 2005, were $137.9 million and $6.0 million, respectively. If the FASB’s proposal was to be adopted in its current form, it could have a significant impact on the Company’s net assets as of December 31, 2006.
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
     In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into forward foreign currency exchange contracts to hedge specific large anticipated receipts in currencies for which the Company does not traditionally have fully offsetting local currency expenditures. The Company was party to a number of long-term foreign currency forward contracts at March 31, 2006. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea contracts involving the Company’s United States operations and its wholly-owned subsidiary in the United Kingdom. Information relating to the contracts and the fair value recorded in the Company’s Consolidated Balance Sheet at March 31, 2006 follows:

	Year of Contract Expiration
(amounts in millions except exchange rates)	2006	2007	2008	2009	Total
Sell USD/Buy GBP:
Notional amount to sell (in U.S. dollars)	$111.4	$65.4	$11.0	$2.6	$190.4
Average GBP to USD contract rate	1.8131	1.8091	1.8039	1.7989	1.8110
Average GBP to USD forward rate at March 31, 2006	1.7404	1.7481	1.7539	1.7587	1.7441

Fair value at March 31, 2006 in U.S. dollars					$(7.0)

Buy Euro/Sell GBP:
Notional amount to buy (in euros)	$23.9	$16.0	$0.9	$—	$40.8
Average GBP to EUR contract rate	1.4106	1.3902	1.3693	—	1.4016
Average GBP to EUR forward rate at March 31, 2006	1.4248	1.4112	1.3970	—	1.4188

Fair value at March 31, 2006 in U.S. dollars					$(0.6)

Buy NOK/Sell GBP:
Notional amount to buy (in Norwegian krone)	$30.8	$20.7	$0.6	$—	$52.1
Average GBP to NOK contract rate	11.4116	11.2999	11.2173	—	11.3647
Average GBP to NOK forward rate at March 31, 2006	11.3127	11.1922	11.1221	—	11.2623

Fair value at March 31, 2006 in U.S. dollars					$(0.1)

Buy Euro/Sell USD:
Notional amount to buy (in euros)	$12.5	$2.3	$0.3	$—	$15.1
Average EUR to USD contract rate	1.2139	1.2325	1.2447	—	1.2174
Average EUR to USD forward rate at March 31, 2006	1.2212	1.2410	1.2525	—	1.2249

Fair value at March 31, 2006 in U.S. dollars					$0.1
     Interest Rates
     The Company is subject to interest rate risk on its long-term fixed interest rate debt and, to a lesser extent, variable-interest rate borrowings. Variable-rate debt, where the interest rate fluctuates periodically, exposes the Company’s cash flows to short-term changes in market interest rates. Fixed-rate debt, where the interest rate is fixed over the life of the instrument, exposes the Company to changes in the fair value of its debt due to changes in market interest rates and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.
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
     The fair value of the Company’s senior notes due 2007 is principally dependent on changes in prevailing interest rates. The fair value of the 1.5% convertible senior debentures due 2024 is principally dependent on both prevailing interest rates and the Company’s current share price as it relates to the initial conversion price of $34.52 per share.
     The Company has various other long-term debt instruments, but believes that the impact of changes in interest rates in the near term will not be material to these instruments.
Item 4. Controls and Procedures
     In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Other than the final acquisition of a non-U.S. business previously included within the Flow Control segment of Dresser, Inc. and the inclusion of its results of operations since the acquisition date and its quarter-end financial position in the Company’s consolidated financial statements as of and for the three months ended March 31, 2006, there has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is subject to a number of contingencies which include environmental matters, litigation and tax contingencies.
Environmental Matters
     The Company’s worldwide operations are subject to domestic and international regulations with regard to air, soil and water quality as well as other environmental matters. The Company, through its environmental management system and active third-party audit program, believes it is in substantial compliance with these regulations.
     The Company has been identified as a potentially responsible party (PRP) with respect to four sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. The Company’s involvement at two of the sites has been resolved with de minimis payment. A third is believed to also be at a de minimis level. The fourth site is Osborne, Pennsylvania (a landfill into which the Cooper Compression operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been in existence for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At March 31, 2006, the Company’s consolidated balance sheet included a noncurrent liability of $8.5 million for environmental matters.
Legal Matters
     As discussed in Environmental Matters above, the Company is engaged in site cleanup at a former manufacturing site in Houston, Texas. In 2001, the Company discovered that contaminated underground water at this site had migrated to an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners. The Company has entered into 21 written agreements with residents over the past four years that obligated the Company to either reimburse sellers in the area for the estimated decline in value due to potential buyers’ concerns over contamination or, in the case of some of these agreements, to purchase the property after an agreed marketing period. Four of these agreements have had no claims made under them as yet. To date, the Company has one property it has purchased that remains unsold, with an appraised value of $1.8 million. In addition, the Company has settled six other property claims by homeowners. The Company entered into these agreements for the purpose of mitigating the potential impact of the disclosure of the environmental issue. It was the Company’s intention to stabilize property values in the affected area to avoid or mitigate future claims. The Company believes it has been successful in these efforts as the number and magnitude of claims have declined over time and, while the Company has continued to negotiate with homeowners on a case by case basis, the Company no longer offers these agreements in advance of sale. The Company has had expenses and losses of approximately $7.8 million since 2002 related to the various agreements with homeowners. The Company has filed for reimbursement under an insurance policy purchased specifically for this exposure but has not recognized any potential reimbursement in its consolidated financial statements. The Company’s financial statements at March 31, 2006 reflect a $0.6 million liability for its estimated exposure under the outstanding agreements with homeowners. There are approximately 150 homes in the affected area with an estimated aggregate appraised value of $150.0 million. The homeowners that have settled with the Company have no further claims on these properties. An unknown number of these properties have sold with no Company support, but with disclosure of the contamination and, therefore, likely have no further claims. The Company has not received any additional significant monetary claims other than the lawsuits discussed below and the Company’s remediation efforts are resulting in a lower level of contamination than when originally disclosed to the homeowners. The Company is aware of three properties currently on the market with an aggregate appraised value of $5.9 million that could be the subject of claims for diminution in value. The Company cannot estimate its exposure to any possible claims for diminution in value with respect to these three properties at this point in time. Additionally, the Company is unable to predict future market values of other homes in the affected areas and how potential buyers of such homes may view the underground contamination in making a purchase decision.
     The Company is a named defendant in a lawsuit regarding this contamination filed as a class action. In Valice v. Cooper Cameron Corporation (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), the plaintiffs claim that the contaminated underground water has reduced property values and threatens the health of the area residents. The complaint filed seeks an analysis of the contamination, reclamation and recovery of actual damages for the loss of property value. The Company is of the opinion that there is no health risk to area residents and that the lawsuit essentially reflects concerns over possible declines in property value. Counsel for each of the

Company, its insurer and the Valice plaintiffs have reached general agreement on the terms and structure of a possible settlement under which homeowners in the affected area would be indemnified for a loss of property value, if any, due to the contamination upon any sale within a limited timeframe. However, there remain significant unresolved issues relating to a settlement of this matter including the methodology of quantifying and allocating damages, attorneys’ fees for plaintiffs’ attorneys, all interested parties’ agreement on the settlement and the actual wording thereof, a fairness opinion rendered by the Court and the ability of the plaintiffs to obtain approval of the members of the putative class. The Company cannot, therefore, conclude as to the probability at this point in time whether this general agreement on the terms and structure of settlement will be ultimately agreed to and approved. If a settlement with the plaintiffs is reached, the Company will incur additional costs; conversely, if a settlement is not reached, the litigation will continue, causing the Company to incur additional legal costs. While there remains uncertainty related to this issue, the Company has recorded, as its best estimate, a $6.5 million liability for this matter during the quarter ended March 31, 2006.
     Another case filed regarding this matter, Kramer v. Cameron Iron Works, Inc., Cooper Industries, Inc., Cooper Cameron Corporation, and Tzunming Hsu and Shan Shan Hsu (190th Judicial District, Harris County, filed May 29, 2003), in which the plaintiff purchased one of the homes in the area and alleged a failure by the defendants to disclose the presence of contamination and seeks to recover unspecified monetary damages, has been dismissed without prejudice by the plaintiffs.
     The Company believes any potential exposure from existing agreements and any settlement of the class action, or, based on its review of the facts and law, any potential exposure from these, or similar, suits will not have a material adverse effect on its financial condition or liquidity.
     The Company had been named as a defendant in a suit brought by a purchaser of an option to purchase a parcel of the same former manufacturing site, Silber/I-10 Venture Ltd., f/k/a Rocksprings Ltd. v. Falcon Interests Realty Corp., Cooper Industries Inc. and Cooper Cameron Corporation (212th Judicial District Court, Galveston County, filed August 15, 2002) that alleged fraud and breach of contract regarding the environmental condition of the parcel under option. The parties have settled this matter and the case has been dismissed. Cooper Industries, Inc. has made a claim of approximately $2.5 million against the Company, based on the Asset Transfer Agreement pursuant to which Cooper Industries spun-off the Company, for reimbursement of its legal fees and settlement costs with respect to this matter. The Company is of the opinion it is not required to make this reimbursement and intends to vigorously defend itself.
     The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At March 31, 2006, the Company’s consolidated balance sheet included a liability of $3.7 million for such cases, including estimated legal costs.
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
Item 1A. Risk Factors
     The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 21 to 24 of this quarterly report on Form 10-Q is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In February 2006, the Company’s Board of Directors approved the repurchase of up to 10,000,000 shares of the Company’s Common Stock, replacing all previous share repurchase authorizations.
     Purchases pursuant to this authority may be made by way of open market purchases, directly or indirectly, for the Company’s own account or through commercial banks or financial institutions and by the use of derivatives such as a sale or put on the Company’s Common Stock or by forward or economically equivalent transactions

Shares of Common Stock purchased and placed in treasury during the three months ended March 31, 2006 under the Board’s authorization program described above are as follows:

			Total number	Maximum
			of shares	number of
			purchased as	shares that may
			part of the	yet be
	Total number		publicly	purchased
	of shares	Average price	announced	under the
Period	purchased	paid per share	program (a)	program
1/1/06 – 1/31/06	—	$—	—	10,000,000
2/1/06 – 2/28/06	218,000	$42.49	218,000	9,782,000
3/1/06 – 3/31/06	505,700	$40.51	723,700	9,284,573

Total	723,700	$41.11	723,700	9,284,573

(a)	All share purchases during the first quarter of 2006 were done through open market transactions.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
(a)	Information Not Previously Reported in a Report on Form 8-K

None
(b)	Material Changes to the Procedures by Which Security Holders May Recommend Board Nominees

There have been no material changes to the procedures enumerated in the Company’s definitive proxy statement filed on Schedule 14A with the Securities and Exchange Commission on March 27, 2006 with respect to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.
Item 6. Exhibits
Exhibit 31.1 -
Certifications
Exhibit 31.2 -
Certifications
Exhibit 32.1 -
Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2006	Cooper Cameron Corporation
(Registrant)

/s/ Franklin Myers
Franklin Myers
Senior Vice President of Finance &
Chief Financial Officer
and authorized to sign on
behalf of the Registrant

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certifications

31.2	Certifications

32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.