Form 10-Q
period 2006-06-30
CAMERON INTERNATIONAL CORP
filed 2006-08-01
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-13884
Cameron International Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	76-0451843 (I.R.S. Employer Identification No.)

1333 West Loop South, Suite 1700, Houston, Texas (Address of Principal Executive Offices)	77027 (Zip Code)
713/513-3300
(Registrant’s Telephone Number, Including Area Code)
Cooper Cameron Corporation
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
Yes ☐                     No ☑
Number of shares outstanding of issuer’s common stock as of July 21, 2006 was 111,591,613.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED RESULTS OF OPERATIONS
(dollars and shares in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
REVENUES	$857,765	$594,784	$1,687,425	$1,142,672

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization shown separately below)	582,909	422,931	1,167,904	830,196
Selling and administrative expenses	124,597	95,952	250,260	174,234
Depreciation and amortization	24,605	18,888	47,241	38,707
Interest income	(4,651)	(3,266)	(7,779)	(5,197)
Interest expense	4,295	2,738	7,541	5,144
Acquisition integration costs	9,083	—	19,112	—

Total costs and expenses	740,838	537,243	1,484,279	1,043,084

Income before income taxes	116,927	57,541	203,146	99,588
Income tax provision	(40,963)	(18,911)	(71,140)	(32,366)

Net income	$75,964	$38,630	$132,006	$67,222

Earnings per common share:[1]
Basic	$0.67	$0.35	$1.15	$0.62

Diluted	$0.64	$0.35	$1.11	$0.61

Shares used in computing earnings per common share:[1]
Basic	114,184	109,057	115,087	108,313

Diluted	117,812	110,486	118,467	109,642

[1]	Prior year earnings per common share amounts and shares used in computing earnings per common share have been revised to reflect the 2-for-1 stock split effective December 15, 2005.
The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except shares and per share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash and cash equivalents	$663,291	$361,971
Receivables, net	631,327	574,099
Inventories, net	935,305	705,809
Other	135,184	86,177

Total current assets	2,365,107	1,728,056

Plant and equipment, net	586,383	525,715
Goodwill	611,263	577,042
Other assets	254,332	267,749

TOTAL ASSETS	$3,817,085	$3,098,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$207,001	$6,471
Accounts payable and accrued liabilities	1,098,076	891,519
Accrued income taxes	31,173	23,871

Total current liabilities	1,336,250	921,861

Long-term debt	744,057	444,435
Postretirement benefits other than pensions	38,905	40,104
Deferred income taxes	43,260	39,089
Other long-term liabilities	62,224	58,310

Total liabilities	2,224,696	1,503,799

Commitments and contingencies	—	—

Stockholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized, 116,170,863 shares issued at June 30, 2006 (115,629,117 shares issued and outstanding at December 31, 2005)	1,162	1,156
Capital in excess of par value	1,136,506	1,113,001
Retained earnings	575,148	443,142
Accumulated other elements of comprehensive income	87,886	37,464
Less: Treasury stock, 4,580,533 shares at June 30, 2006	(208,313)	—

Total stockholders’ equity	1,592,389	1,594,763

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,817,085	$3,098,562

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$75,964	$38,630	$132,006	$67,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,563	15,556	37,378	33,086
Amortization	5,042	3,332	9,863	5,621
Non-cash stock compensation expense	4,646	333	11,395	997
Non-cash write-off of assets associated with acquisition integration efforts	4,275	—	10,810	—
Deferred income taxes and other	24,836	8,416	33,752	12,504
Changes in assets and liabilities, net of translation, acquisitions, dispositions and non-cash items:
Receivables	(20,726)	(16,026)	(47,526)	(8,361)
Inventories	(95,170)	(28,921)	(204,815)	(30,769)
Accounts payable and accrued liabilities	117,923	97,399	174,789	79,656
Other assets and liabilities, net	(28,203)	9,797	(45,930)	21,900

Net cash provided by operating activities	108,150	128,516	111,722	181,856

Cash flows from investing activities:
Capital expenditures	(43,596)	(14,200)	(73,656)	(25,954)
Acquisitions, net of cash acquired	—	(120,097)	(34,659)	(121,889)
Other	1,524	563	3,240	552

Net cash used for investing activities	(42,072)	(133,734)	(105,075)	(147,291)

Cash flows from financing activities:
Loan repayments, net	(164)	(940)	(204)	(2,069)
Issuance of convertible debt	500,000	—	500,000	—
Debt issuance costs	(8,218)	—	(8,218)	—
Redemption of convertible debt	—	—	—	(14,821)
Purchase of treasury stock	(207,969)	(578)	(237,718)	(6,889)
Proceeds from stock option exercises	21,571	39,584	33,212	92,421
Principal payments on capital leases	(962)	(960)	(2,255)	(2,051)

Net cash provided by financing activities	304,258	37,106	284,817	66,591

Effect of translation on cash	7,477	(15,607)	9,856	(19,629)

Increase in cash and cash equivalents	377,813	16,281	301,320	81,527

Cash and cash equivalents, beginning of period	285,478	292,244	361,971	226,998

Cash and cash equivalents, end of period	$663,291	$308,525	$663,291	$308,525

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited
Note 1: Change In Corporate Name and Basis of Presentation
     At the Annual Meeting of Stockholders of Cooper Cameron Corporation held on May 5, 2006, stockholders voted to change the corporation’s name to Cameron International Corporation (the Company). Upon the change in the corporate name, the Company also rebranded its three existing business segments into Drilling & Production Systems (DPS), formerly the Cameron segment; Valves & Measurement (V&M), formerly the Cooper Cameron Valves segment; and Compression Systems (CS), formerly the Cooper Compression segment.
     The accompanying Unaudited Consolidated Condensed Financial Statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial information for the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto filed by the Company under its former name, Cooper Cameron Corporation, on Form 10-K for the year ended December 31, 2005.
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
Note 2: Acquisitions, Dispositions and Acquisition Integration Costs
     On September 1, 2005, the Company announced it had agreed to acquire substantially all of the businesses included within the Flow Control segment of Dresser, Inc. (the Dresser Acquired Businesses). On November 30, 2005, the Company completed the acquisition of all of these businesses other than a portion of the business which was acquired on January 10, 2006. The total cash purchase price for the Dresser Acquired Businesses was approximately $217,483,000, subject to certain adjustments, of which approximately $21,570,000 was paid in the first quarter of 2006. The acquired operations serve customers in the worldwide oil and gas production, pipeline and process markets and have been included in the Company’s consolidated financial statements for the period subsequent to the acquisition, primarily in the V&M segment. Effective May 30, 2006, the Company sold the assets and liabilities of a portion of the acquired operations located in the Netherlands for $1,500,000, payable upon collection of the customer receivables of this business. No gain or loss was recognized in connection with this transaction.
     During the first six months of 2006, the Company has obtained preliminary information relating to the fair value of the assets and liabilities existing at the acquisition date for purposes of allocating the purchase price in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. As a result of incorporating this information into its initial purchase price allocation, goodwill associated with this acquisition has been increased by $12,712,000 since December 31, 2005 to approximately $108,432,000 at June 30, 2006. The Company is continuing to review the information received and expects to further refine the purchase price allocation during the third quarter of 2006.
     In connection with the integration of the Dresser Acquired Businesses into the V&M segment, a total of $19,112,000 in integration costs were recognized in the first six months of 2006, of which approximately $10,810,000 relate to non-cash impairment charges for goodwill, fixed assets and other assets at certain legacy locations of the Company that are in the process of being closed or otherwise being impacted by the integration. The components of the total integration costs are as follows (dollars in thousands):

Six Months Ended
June 30,
2006
Non-cash asset impairment charges	$10,810
Employee severance	3,996
Stay bonuses and employee relocation costs	1,250
Plant rearrangement and other integration costs	3,056

Total	$19,112

     On January 3, 2006, the Company acquired the assets and liabilities of Caldon Company for approximately $13,089,000 in cash. The acquisition of Caldon added a new ultrasonic flow measurement product line to the existing flow measurement products in the V&M segment. Caldon’s results are included in the Company’s consolidated financial statements for the period subsequent to the acquisition date. A preliminary purchase price allocation for Caldon resulted in goodwill of approximately $5,824,000 at June 30, 2006, most of which will be deductible for income tax purposes. The purchase price is subject to adjustment as the Company is awaiting information related to the value of Caldon’s intangible assets.
Note 3: Stock-Based Compensation
     As described more fully in Note 9 of the Company’s Notes to Consolidated Financial Statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2005, the Company has grants outstanding under four equity compensation plans, only one of which, the 2005 Equity Incentive Plan (2005 EQIP), is currently available for future grants of equity compensation awards to employees and non-employee directors. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Consolidated Condensed Results of Operations statement for the three and six months ended June 30, 2005, except with respect to the amortization of the intrinsic value of restricted stock unit grants totaling $333,000 and $997,000, respectively. Options granted under the Company’s equity compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant and all terms were fixed, accordingly, no expense was recognized under APB Opinion No. 25. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment (FAS 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three and six months ended June 30, 2006 included: (a) compensation cost related to all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Financial Accounting Standards Board Statement 123, Accounting for Stock-Based Compensation (FAS 123), and (b) compensation cost related to all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for prior periods have not been restated. Additionally, there was no material cumulative effect of adopting FAS 123(R) at January 1, 2006.
     Stock-based compensation expense recognized during the three and six months ended June 30, 2006 under the provisions of FAS 123(R) totaled $4,646,000 and $11,395,000, respectively, of which $1,994,000 and $5,839,000 are related to outstanding restricted and deferred stock unit grants and $2,652,000 and $5,556,000 are related to unvested outstanding stock option grants, respectively. Accordingly, the Company’s income before income taxes, net income, basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2006 were lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25 as follows (dollars in thousands, except per share data):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
Decrease in	2006	2006
Income before income taxes	$2,652	$5,556
Net income	1,724	3,611
Earnings per share:
Basic	$0.02	$0.03

Diluted	$0.01	$0.03

     The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005, as if the Company had applied the fair value recognition provisions of FAS 123 to options granted under the Company’s equity compensation plans. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods. Amounts shown are in thousands, except per share data which has been revised to reflect the 2-for-1 stock split effective December 15, 2005.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net income, as reported	$38,630	$67,222
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax	(1,822)	(5,317)

Pro forma net income	$36,808	$61,905

Earnings per share:
Basic — as reported	$0.35	$0.62

Basic — pro forma	$0.34	$0.57

Diluted — as reported	$0.35	$0.61

Diluted — pro forma	$0.33	$0.56

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
     A summary of option activity under the Company’s stock compensation plans as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

	Number of Shares
	2005 Equity	Broad-Based	Long-term	Non-employee
	Incentive Plan	Incentive Plan	Incentive Plan	Director Plan	Total All Plans
Stock options outstanding at December 31, 2005	1,519,139	1,104,986	3,755,796	276,154	6,656,075

Options granted	46,000	—	—	—	46,000
Options forfeited	—	(14,466)	(3,133)	—	(17,599)
Options expired	—	—	(1,000)	(12,000)	(13,000)
Options exercised	(66,436)	(239,014)	(824,908)	(60,000)	(1,190,358)

Stock options outstanding at June 30, 2006	1,498,703	851,506	2,926,755	204,154	5,481,118

Options vested at June 30, 2006 or expected to vest in the future	1,481,266	850,650	2,917,421	204,154	5,453,491
Options exercisable at June 30, 2006	307,703	713,598	1,586,981	204,154	2,812,436

	Other Information
	2005 Equity	Broad-Based	Long-term	Non-employee
	Incentive Plan	Incentive Plan	Incentive Plan	Director Plan	Total All Plans
Stock based compensation cost not yet recognized under the straight-line method (dollars in thousands)	$7,861	$451	$5,030	—	$13,342

Weighted-average remaining expense recognition period (in years)	1.47	0.62	0.70	—	1.04

Weighted-average exercise prices for stock options -
Outstanding at December 31, 2005	$35.75	$22.85	$25.55	$26.95	$27.49
Options granted during the six months ended June 30, 2006	$42.99	$—	$—	$—	$42.99
Options forfeited during the six months ended June 30, 2006	$—	$22.68	$21.47	$—	$22.46
Options expired during the six months ended June 30, 2006	$—	$—	$28.28	$32.44	$32.12
Options exercised during the six months ended June 30, 2006	$36.89	$22.60	$28.41	$32.42	$27.92
Outstanding at June 30, 2006	$35.91	$22.93	$24.75	$25.02	$27.53
Vested at June 30, 2006 or expected to vest in the future	$35.90	$22.93	$24.75	$25.02	$27.50
Exercisable at June 30, 2006	$32.71	$23.15	$25.53	$25.02	$25.67

Weighted-average remaining contractual term for stock options (in years) -
Outstanding at June 30, 2006	6.04	5.91	5.35	2.00	5.50
Vested at June 30, 2006 or expected to vest in the future	6.03	5.91	5.35	2.00	5.50
Exercisable at June 30, 2006	4.74	5.66	4.43	2.00	4.60

Aggregate intrinsic value (dollars in thousands) for stock options -
Exercised during the six months ended June 30, 2006	$1,225	$6,385	$16,650	$648	$24,908
Outstanding at June 30, 2006	$17,773	$21,179	$67,381	$4,644	$110,977
Vested at June 30, 2006 or expected to vest in the future	$17,583	$21,158	$67,169	$4,644	$110,554
Exercisable at June 30, 2006	$4,634	$17,598	$35,298	$4,644	$62,174
     During the six months ended June 30, 2005, a total of 1,038,520 options were granted at a weighted-average fair value of $6.72 per share determined in accordance with the provisions of FAS 123.
Restricted and deferred stock unit awards –
     During 2005, the Company began issuing restricted stock units with no exercise price to key employees in place of stock options. During 2006, grants of restricted stock units were also made to officers in addition to key employees. Approximately 77,110 of the restricted stock unit grants during the six months ended June 30, 2006, contain performance-based conditions which could result in the actual amount of issuable restricted stock units to be between zero and 154,220 based on the Company’s full-year 2006 financial performance against certain targets. The weighted-average value of the restricted stock units granted during the six months ended June 30, 2006, was $41.14 per share based on the market value of the Company’s common stock at the date of grant. For the six months ended June 30, 2005, a total of 308,900 restricted stock units were granted at a weighted-average value of $27.06 per share. The fair value of the restricted stock unit grants is amortized to expense using the straight-line method over the vesting period. The restricted stock units granted to officers during the six months ended June 30, 2006 generally provide for 12.5% vesting on each of the first and second anniversaries of the date of grant and a final vesting of 75% on the third anniversary of the date of grant, based on continued employment. Restricted stock units granted to other key employees during the six months ended June 30, 2006, generally provide for 25% vesting on the second anniversary of the date of grant and a final vesting of 75% on the third anniversary of the date of grant, based on continued employment, whereas restricted stock units granted prior to January 1, 2006, generally provide for 25% vesting on each of the first and second anniversaries of the grant date and a final vesting of 50% on the third anniversary of the grant date, based on continued employment.

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
     A summary of restricted stock unit award activity under the Company’s stock compensation plans as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

	Number of Units
	2005 Equity	Broad-Based	Long-term
	Incentive	Incentive	Incentive	Total All
	Plan	Plan	Plan	Plans
Units outstanding at December 31, 2005	36,500	208,400	84,800	329,700

Units granted	311,710	—	—	311,710
Units forfeited	(2,200)	(2,998)	(862)	(6,060)
Units vesting	(2,000)	(54,636)	(21,216)	(77,852)

Units outstanding at June 30, 2006	344,010	150,766	62,722	557,498

Units vested at June 30, 2006 or expected to vest in the future	316,061	149,013	61,989	527,063
Units exercisable at June 30, 2006 (vested and deferred)	21,000	—	—	21,000

	Other Information
	2005 Equity	Broad-Based	Long-term
	Incentive	Incentive	Incentive	Total All
	Plan	Plan	Plan	Plans
Stock-based compensation cost not yet recognized under the straight-line method (dollars in thousands)[1]	$8,856	$2,685	$1,120	$12,661

Weighted-average remaining expense recognition period (in years)	2.16	1.16	1.17	1.76

Weighted-average remaining contractual term for restricted stock units (in years) -
Outstanding at June 30, 2006	2.17	1.17	1.17	1.77
Vested at June 30, 2006 or expected to vest in the future	2.16	1.16	1.17	1.76
Exercisable at June 30, 2006 (vested and deferred)	—	—	—	—

Aggregate intrinsic value for restricted stock units (dollars in thousands) -
Units vesting during the six months ended June 30, 2006	$86	$2,341	$908	$3,335
Outstanding at June 30, 2006	$16,433	$7,202	$2,996	$26,631
Vested at June 30, 2006 or expected to vest in the future	$15,098	$7,119	$2,961	$25,178
Exercisable at June 30, 2006 (vested and deferred)	$1,003	$—	$—	$1,003

[1] Additional amount of unrecognized expense if the maximum number of performance-based restricted stock unit grants are made based on the Company’s financial performance against certain targets (dollars in thousands)	$3,160	—	—	$3,160
     At June 30, 2006, 1,554,865 shares were reserved for future grants of options, deferred stock units, restricted stock units and other awards. The Company may issue either treasury shares or newly issued shares of its common stock in satisfaction of these awards.

Note 4: Receivables
     Receivables consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Trade receivables	$612,998	$560,638
Other receivables	27,451	23,236
Allowances for doubtful accounts	(9,122)	(9,775)

Total receivables	$631,327	$574,099

Note 5: Inventories
     Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$113,975	$97,035
Work-in-process	276,947	214,730
Finished goods, including parts and subassemblies	659,762	498,938
Other	4,284	3,408

	1,054,968	814,111
Excess of current standard costs over LIFO costs	(48,410)	(37,829)
Allowances	(71,253)	(70,473)

Total inventories	$935,305	$705,809

Note 6: Plant and Equipment and Goodwill
     Plant and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Plant and equipment, at cost	$1,267,586	$1,147,422
Accumulated depreciation	(681,203)	(621,707)

Total plant and equipment	$586,383	$525,715

     Changes in goodwill during the six months ended June 30, 2006 were as follows (in thousands):

Balance at December 31, 2005	$577,042
Acquisition of Caldon Company and a remaining portion of the Dresser Acquired Businesses by the V&M segment	11,076
Adjustment to goodwill for the Dresser Acquired Businesses by the V&M segment based upon a preliminary purchase price allocation	12,712
Impairment associated with a V&M legacy business to be closed	(4,763)
Translation and other	15,196

Balance at June 30, 2006	$611,263

Note 7: Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Trade and other accounts payable	$385,919	$356,395
Progress payments and cash advances	421,994	240,980
Accrued liabilities	290,163	294,144

Total accounts payable and accrued liabilities	$1,098,076	$891,519

     Activity during the six months ended June 30, 2006 associated with the Company’s product warranty accruals was as follows (in thousands):

Balance	Net	Charges		Balance
December 31,	warranty	against	Translation	June 30,
2005	provisions	accrual	and other	2006
$25,030	5,266	(7,386)	2,581	$25,491

Note 8: Employee Benefit Plans
     Total net benefit expense associated with the Company’s defined benefit pension plans consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$2,026	$1,949	$4,051	$3,899
Interest cost	5,941	5,737	11,882	11,474
Expected return on plan assets	(7,704)	(7,181)	(15,408)	(14,363)
Amortization of prior service cost	(141)	(131)	(281)	(263)
Amortization of losses and other	2,654	2,251	5,308	4,502

Total net benefit expense	$2,776	$2,625	$5,552	$5,249

     Total net benefit expense associated with the Company’s postretirement benefit plans consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$2	$2	$4	$4
Interest cost	395	376	792	751
Amortization of prior service cost	(102)	(97)	(205)	(194)
Amortization of gains and other	(252)	(239)	(504)	(478)

Total net benefit expense	$43	$42	$87	$83

Note 9: Issuance of Convertible Debentures
     On May 23, 2006, the Company issued $500,000,000 of twenty-year senior convertible debentures due June 15, 2026, that pay interest semi-annually at a rate of 2.5% on each June 15 and December 15, beginning December 15, 2006 (the 2.5% Convertible Debentures). The Company has the right to redeem the 2.5% Convertible Debentures at any time on or after June 20, 2011, at principal plus accrued and unpaid interest. Holders may require the Company to repurchase all or a portion of the 2.5% Convertible Debentures on June 15 of 2011, 2016 and 2021, or at any time the Company undergoes a fundamental change as defined in the debenture agreement, for principal plus accrued and unpaid interest. Prior to June 15, 2011, holders may also convert their debenture holdings into shares of common stock at an initial conversion price of 14.1328 shares of common stock per $1,000 principal amount, or $70.76 per share, only under the following circumstances:
•	during any quarter after June 30, 2006, if the closing price of the Company’s common stock exceeds 130% of the then current conversion price for at least 20 consecutive trading days in the 30 consecutive trading day period ending on the last trading day of the immediately preceding quarter;

•	during the five business-day period after any five consecutive trading day period in which the trading price per debentures for each day of the period was less than 97% of the product of the last reported sales price of the Company’s common stock and the current conversion rate;

•	upon the occurrence of specified corporate events; or

•	upon receipt of a notice of redemption by the Company.
     Holders may also convert the 2.5% Convertible Debentures into shares of common stock at any time on or after June 15, 2011 without meeting the above provisions. In either case involving conversion by the holders, any amount due up to and including the principal amount of the debt and accrued but unpaid interest will be satisfied in cash by the Company. The portion of the conversion value of the debt in excess of principal may, at the option of the Company, be satisfied in either cash or shares of the Company’s common stock. The initial conversion rate is subject to adjustment based on certain specified events or in the event the Company undergoes a fundamental change as defined. As part of the offering of the 2.5% Convertible Debentures, the Company agreed to file a shelf registration statement related to the resale of the debentures and the common stock issuable upon conversion of the debentures within a specified period of time and to have the registration statement become effective and maintain effectiveness during periods specified in the debenture agreement. If the registration statement does not become effective within 90 days of issuance of the debentures or subsequently ceases to be effective, the Company could be subject to liquidated damage payments of up to 0.50% per year on the principal amount of the 2.5% Convertible Debentures payable on June 15 and December 15 of each year during the period that the registration statement is not effective, as defined in the debenture agreement. The Company plans to use the proceeds from the offering to repay at maturity, or earlier, the $200,000,000 principal amount of 2.65% Senior Notes due 2007. Immediately following the offering, the Company used approximately $190,220,000 of the proceeds to purchase 4,166,915 shares of the Company’s common stock at an average cost of $45.65 per share. Remaining proceeds from the offering are available for acquisitions, further share repurchases and general corporate uses.
Note 10: Business Segments
     The Company’s operations are organized into three separate business segments – DPS, V&M and CS. Summary financial data by segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
DPS	$475,659	$350,335	$910,923	$691,770
V&M	271,496	145,555	570,535	268,999
CS	110,610	98,894	205,967	181,903

	$857,765	$594,784	$1,687,425	$1,142,672

Income (loss) before income taxes:
DPS	$89,146	$38,445	$166,255	$69,331
V&M	29,532	25,941	55,355	43,020
CS	12,789	7,197	22,523	9,716
Corporate & other	(14,540)	(14,042)	(40,987)	(22,479)

	$116,927	$57,541	$203,146	$99,588

     Corporate & other includes expenses associated with the Company’s Corporate office in Houston, Texas, as well as all of the Company’s interest income, interest expense, certain litigation expense managed by the Company’s General Counsel, foreign currency gains and losses from certain short-term intercompany lending activities managed by the Company’s centralized Treasury function and stock compensation expense.
Note 11: Earnings Per Share
     The calculation of basic and diluted earnings per share for each period presented was as follows – dollars and shares in thousands, except per share amounts (prior year amounts have been revised to reflect the 2-for-1 stock split effective December 15, 2005):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$75,964	$38,630	$132,006	$67,222
Add back interest on convertible debentures, net of tax	1	2	3	—

Net income (assuming conversion of convertible debentures)	$75,965	$38,632	$132,009	$67,222

Average shares outstanding (basic)	114,184	109,057	115,087	108,313
Common stock equivalents	1,732	1,413	1,695	1,329
Incremental shares from assumed conversion of convertible debentures	1,896	16	1,685	—

Diluted shares	117,812	110,486	118,467	109,642

Basic earnings per share	$0.67	$0.35	$1.15	$0.62

Diluted earnings per share	$0.64	$0.35	$1.11	$0.61

     Diluted shares and net income used in computing diluted earnings per share have been calculated using the if-converted method for the Company’s 1.75% Convertible Debentures during the period they were outstanding in the three and six months ended June 30, 2006 and during the three months ended June 30, 2005. The 1.75% Convertible Debentures were anti-dilutive during the six months ended June 30, 2005.
     The Company’s 1.5% Convertible Debentures have been included in the calculation of diluted earnings per share for the three and six months ended June 30, 2006, since the average market price of the Company’s common stock exceeded the conversion value of the debentures during both periods. The Company’s 2.5% Convertible Debentures have not been included in the calculation of diluted earnings per share for the three months ended June 30, 2006, as they were anti-dilutive. During the three and six months ended June 30, 2006, the Company acquired 4,572,015 and 5,295,715 treasury shares at an average cost of $45.49 and $44.89 per share, respectively. A total of 698,069 and 699,409 treasury shares were issued during the three and six month periods ended June 30, 2006 in satisfaction of stock option exercises and vesting of restricted stock units.
Note 12: Comprehensive Income
     The amounts of comprehensive income for the three and six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income per Consolidated Condensed Results of Operations	$75,964	$38,630	$132,006	$67,222
Foreign currency translation gain (loss) [1]	28,564	(22,793)	40,740	(42,755)
Change in fair value of derivatives accounted for as cash flow hedges, net of tax and other	8,208	(5,238)	9,682	(4,834)

Comprehensive income	$112,736	$10,599	$182,428	$19,633

[1]	The significant changes in the “Foreign currency translation gain (loss)” relate primarily to the Company’s operations in Luxembourg, Norway and the United Kingdom.
     The components of accumulated other elements of comprehensive income at June 30, 2006 and December 31, 2005 were as follows (in thousands):

	June 30,	December 31,
	2006	2005
Amounts comprising accumulated other elements of comprehensive income:
Accumulated foreign currency translation gain	$88,229	$47,489
Accumulated adjustments to record minimum pension liabilities, net of tax	(1,507)	(1,507)
Fair value of derivatives accounted for as cash flow hedges, net of tax and other	1,164	(8,518)

Accumulated other elements of comprehensive income	$87,886	$37,464

Note 13: Contingencies
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
     The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the Compression Systems operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has

discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At June 30, 2006, the Company’s consolidated balance sheet included a noncurrent liability of $8,271,000 for environmental matters.
Legal Matters
     As discussed in Environmental Matters above, the Company is engaged in site cleanup at a former manufacturing site in Houston, Texas. In 2001, the Company discovered that contaminated underground water at this site had migrated to an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners. The Company has entered into 21 written agreements with residents over the past four years that obligated the Company to either reimburse sellers in the area for the estimated decline in value due to potential buyers’ concerns over contamination or, in the case of some of these agreements, to purchase the property after an agreed marketing period. Four of these agreements have had no claims made under them as yet. One property purchased by the Company with an estimated fair value of $2,000,000 and a note receivable from a buyer of one of the properties the Company had previously purchased valued at $4,000,000 were both exchanged with the buyer for commercial property of approximately equal value during the second quarter of 2006. In addition, the Company has settled eight other property claims by homeowners. The Company entered into these agreements for the purpose of mitigating the potential impact of the disclosure of the environmental issue. It was the Company’s intention to stabilize property values in the affected area to avoid or mitigate future claims. The Company believes it has been successful in these efforts as the number and magnitude of claims have declined over time and, while the Company has continued to negotiate with homeowners on a case by case basis, the Company no longer offers these agreements in advance of sale. The Company has had expenses and losses of approximately $8,500,000 since 2002 related to the various agreements with homeowners. The Company has filed for reimbursement under an insurance policy purchased specifically for this exposure but has not recognized any potential reimbursement in its consolidated financial statements. The Company’s financial statements at June 30, 2006 reflect an approximate $152,000 liability for its estimated exposure under the outstanding agreements with homeowners. There are approximately 150 homes in the affected area with an estimated aggregate appraised value of $150,000,000. The homeowners that have settled with the Company have no further claims on these properties. An unknown number of these properties have sold with no Company support, but with disclosure of the contamination and, therefore, likely have no further claims. No additional significant monetary claims other than the lawsuit discussed below are being pursued. The Company’s remediation efforts are resulting in a lower level of contamination than when originally disclosed to the homeowners. The Company is unable to predict future market values of homes in the affected areas and how potential buyers of such homes may view the underground contamination in making a purchase decision.
     The Company is a named defendant in a lawsuit regarding this contamination filed as a class action. In Valice v. Cooper Cameron Corporation (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), the plaintiffs claim that the contaminated underground water has reduced property values and threatens the health of the area residents. The complaint filed seeks an analysis of the contamination, reclamation and recovery of actual damages for the loss of property value. The Company is of the opinion that there is no health risk to area residents and that the lawsuit essentially reflects concerns over a possible decline in property value. A preliminary settlement proposal has been presented to the Court under which homeowners in the affected area would be indemnified for a loss of property value, if any, due to the contamination upon any sale within a limited timeframe. However, there remain significant unresolved issues relating to a settlement of this matter including a fairness opinion rendered by the Court and the ability of the plaintiffs to obtain approval of the members of the putative class. The Company cannot, therefore, conclude as to the probability at this point in time whether this proposed settlement will be ultimately agreed to and approved. If a settlement with the plaintiffs is reached, the Company will incur additional costs; conversely, if a settlement is not reached, the litigation will continue, causing the Company to incur additional legal costs. While there remains uncertainty related to this issue, the Company has recorded, as its best estimate, a $6,500,000 liability for this matter as of June 30, 2006.
     The Company believes any potential exposure from existing agreements and any settlement of the class action, or, based on its review of the facts and law, any potential exposure from these, or similar, suits will not have a material adverse effect on its financial position or results of operations.
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

     The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At June 30, 2006, the Company’s consolidated balance sheet included a liability of approximately $4,225,000 for such cases, including estimated legal costs.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     In addition to the historical data contained herein, this document includes “forward-looking statements” regarding future revenues and earnings of the Company, as well as expectations regarding stock compensation expense, cash flows and future capital spending, made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those described in forward-looking statements. These statements are based on current expectations of the Company’s performance and are subject to a variety of factors, some of which are not under the control of the Company, which can affect the Company’s results of operations, liquidity or financial condition. Such factors may include overall demand for, and pricing of, the Company’s products; the size and timing of orders; the Company’s ability to successfully execute large subsea projects it has been awarded; the Company’s ability to convert backlog into revenues on a timely and profitable basis; the Company’s ability to successfully implement its capital expenditures program; the impact of acquisitions the Company has made or may make; changes in the price of (and demand for) oil and gas in both domestic and international markets; raw material costs and availability; political and social issues affecting the countries in which the Company does business; fluctuations in currency markets worldwide; and variations in global economic activity. In particular, current and projected oil and gas prices historically have generally affected customers’ spending levels and their related purchases of the Company’s products and services. Additionally, changes in oil and gas price expectations may impact the Company’s financial results due to changes in cost structure, staffing or spending levels. See additional factors discussed in “Factors That May Affect Financial Condition and Future Results” contained herein.
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
SECOND QUARTER 2006 COMPARED TO SECOND QUARTER 2005
Consolidated Results –
     The Company’s net income for the second quarter of 2006 totaled $76.0 million, or $0.64 per diluted share, compared to $38.6 million, or $0.35 per diluted share, in the second quarter of 2005. The results for the second quarter of 2006 include (i) pre-tax charges of $9.1 million, or $0.05 per diluted share, for acquisition integration activities associated with the operations of the Flow Control segment of Dresser, Inc. that were acquired in late 2005 and early 2006 (the Dresser Acquired Businesses) and (ii) pre-tax foreign currency gains of $10.0 million, or $0.06 per diluted share, primarily relating to short-term intercompany loans made to the Company’s European subsidiaries in connection with the acquisition of the Dresser Acquired Businesses.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment (FAS 123(R)) using the modified-prospective-transition method. Under FAS 123(R), stock based compensation expense recognized during the three months ended June 30, 2006 totaled $4.6 million, of which $2.0 million related to outstanding restricted and deferred stock unit grants and $2.6 million related to unvested outstanding stock option grants. There was no material cumulative effect of adopting FAS 123(R). Prior to January 1, 2006, the Company accounted for stock-based payments under APB Opinion 25, Accounting for Stock-Based Compensation. During the second quarter of 2005, a total of $0.3 million in stock-based compensation expense was recognized related to the amortization of the fair value of restricted stock unit grants. Options granted under the Company’s equity compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant and all terms were fixed, accordingly, no expense was recognized under APB Opinion 25. During 2005, the Company began issuing restricted stock unit grants with no exercise price to key employees in place of stock options and, as more fully described in Note 3 of the Notes to Consolidated Condensed Financial Statements, also made restricted stock unit grants to officers in addition to key employees during the first quarter of 2006, some of which contain performance-based conditions. At June 30, 2006, approximately $13.3 million and $12.7 million of compensation costs remain to be recognized over the next 1.04 and 1.76 years relating to the grant date fair value of unvested stock option grants and unvested restricted stock unit grants, respectively.
Revenues
     Revenues for the second quarter of 2006 totaled $857.8 million, an increase of 44.2% from $594.8 million in the second quarter of 2005. Revenues increased in each of the Company’s segments and in all product lines except for oil, gas and water separation applications. The increase was driven primarily by high oil and gas prices, which have led to increased drilling and production activities and demand for new equipment. Entities acquired during the past year accounted for approximately $101.2 million, or 38.5% of the growth in revenues. A discussion of revenue by segment may be found below.

Costs and Expenses
     Cost of sales (exclusive of depreciation and amortization) for the second quarter of 2006 totaled $582.9 million, an increase of 37.8% from $422.9 million in the second quarter of 2005. As a percentage of revenues, cost of sales decreased from 71.1% in the second quarter of 2005 to 68.0% in the second quarter of 2006. The decline in cost of sales as a percentage of revenues is attributable to (i) foreign exchange gains of $10.0 million primarily relating to short-term intercompany loans made to the Company’s European subsidiaries in connection with the acquisition of the Dresser Acquired Businesses in late 2005 (a 1.2 percentage-point decrease) and (ii) the application of manufacturing overhead to a larger revenue base (a 1.1 percentage-point decrease).
     Selling and administrative expenses for the second quarter of 2006 were $124.6 million, an increase of $28.6 million or 29.9% from $96.0 million in the second quarter of 2005. Acquisitions of new entities in the past year accounted for $16.0 million of the increase. Additionally, with the adoption of FAS 123(R), effective January 1, 2006, the Company recognized $4.6 million of stock compensation expense in the second quarter of 2006 compared to $0.3 million in the second quarter of 2005. The remainder of the increase is due primarily to higher headcount, higher travel costs and higher activity levels throughout the Company.
     Depreciation and amortization for the second quarter of 2006 totaled $24.6 million, an increase of $5.7 million, or 30.3%, from $18.9 million for the second quarter of 2005. Approximately $4.8 million of the increase is attributable to newly acquired entities with the remainder caused by increased capital spending levels in the past year compared to previous periods, partially offset by assets that became fully depreciated in the past year.
     Interest income for the second quarter of 2006 was $4.7 million compared to $3.3 million in the second quarter of 2005. The increase of $1.4 million is primarily attributable to higher short-term interest rates and higher invested cash balances due primarily to the issuance of $500 million of convertible debt in May 2006.
     Interest expense for the second quarter of 2006 totaled $4.3 million, an increase of $1.6 million from $2.7 million in the second quarter of 2005. Approximately $1.2 million of the increase is attributable to the issuance of $500 million of convertible debt in May 2006.
     During the second quarter of 2006, acquisition integration costs totaling $9.1 million were incurred in connection with the integration of the Dresser Acquired Businesses primarily into the operations of the V&M segment. Approximately $4.3 million of the costs relate to non-cash asset impairment charges and $4.0 million relates to employee severance at a legacy facility being closed as a result of the acquisition. The remaining costs are for plant rearrangement and other integration costs.
     The income tax provision in the second quarter of 2006 was $41.0 million compared to $18.9 million for the same period in 2005. The effective tax rate for the second quarter of 2006 was 35.0% compared to 32.9% in the second quarter of 2005. The increase in the effective tax rate is primarily attributable to an increased amount of forecasted full-year earnings in higher tax rate jurisdictions.
Segment Results –
DPS Segment

	Quarter Ended
	June 30,		Increase
(dollars in millions)	2006	2005	$	%
Revenues	$475.7	$350.3	$125.4	35.8%
Income before income taxes	$89.1	$38.4	$50.7	131.9%
     Revenues of the DPS segment during the second quarter of 2006 totaled $475.7 million, an increase of 35.8% from $350.3 million in the second quarter of 2005. Drilling sales increased 35.0%, sales of surface products were up 47.8% and subsea equipment sales grew 36.4%. These increases were partially offset by a 5.9% decline for sales in the oil, gas and water separation market due to the absence in the current period of large project activity that occurred in the prior year. The increase in drilling sales primarily reflects higher demand for drilling blowout preventers (BOPs) and stronger aftermarket activity. Surface equipment sales increased worldwide due to higher U.S. rig counts, higher commodity prices, strong demand in the Asia Pacific region and increased activity in the North Sea and Caspian Sea. Subsea equipment sales for major projects in the U.S. Gulf of Mexico, West Africa and offshore Brazil accounted for a significant portion of the gain in this product line.

     Income before income taxes for the second quarter of 2006 totaled $89.1 million, an increase of 131.9% from $38.4 million in the second quarter of 2005. Cost of sales as a percent of revenues declined from 72.6% in the second quarter of 2005 to 68.1% for the comparable period of 2006. The reduction was due primarily to (i) price increases and a mix shift in revenue primarily to higher-margin surface and drilling sales (a 1.7 percentage-point decrease) and (ii) the application of manufacturing overhead to a larger revenue base (a 2.5 percentage-point decrease).
     Selling and administrative costs in the DPS segment totaled $50.7 million for the second quarter of 2006, an increase of $4.3 million, or 9.4%, compared to the second quarter of 2005. Increased headcount and activity levels in DPS accounted for a majority of the increase in costs.
     Depreciation and amortization expense in DPS for the second quarter of 2006 was $11.8 million as compared to $11.0 million for the second quarter of 2005, an increase of $0.8 million or 7.6%. The increase is due primarily to higher levels of capital spending.
V&M Segment

	Quarter Ended
	June 30,		Increase
(dollars in millions)	2006	2005	$	%
Revenues	$271.5	$145.6	$125.9	86.5%
Income before income taxes	$29.5	$25.9	$3.6	13.8%
     Revenues of the V&M segment for the second quarter of 2006 totaled $271.5 million, an increase of 86.5% from $145.6 million in the second quarter of 2005. Acquisitions accounted for approximately $101.2 million, or 80.4% of the increase. Engineered product sales were up 172.9% in the second quarter of 2006 as compared to the second quarter of 2005. Approximately 88.0% of the increase was attributable to the addition of the Dresser Acquired Businesses in late 2005 and early 2006. The remaining increase reflects higher activity in the segment’s legacy businesses due to strong conditions in the energy markets. Sales of distributed products were up 43.3% in the second quarter of 2006 versus the comparable period in 2005. Approximately 35.4% of the increase was due to growth through acquisitions. Distributed product sales from legacy U.S. operations increased 30.3% compared to the second quarter of 2005 and sales from the segment’s Canadian locations were also strong due to higher commodity prices and rig count levels. Sales of process equipment increased 19.0% in the second quarter of 2006 compared to the second quarter of 2005. The addition of newly acquired entities, partially offset by a high level of project activity from international locations in the second quarter of 2005 that did not recur in the comparable period of 2006, accounted for the increased level of sales.
     Income before income taxes totaled $29.5 million in the second quarter of 2006, an increase of approximately 13.8% from $25.9 million for the comparable period of 2005. Cost of sales as a percent of revenues increased from 65.8% in the second quarter of 2005 to 68.9% in the second quarter of 2006. The increase was due primarily to the Dresser Acquired Businesses, which caused a 6.3 percentage point increase as these businesses incur a higher cost of sales to revenue ratio than V&M’s legacy business. This increase was partially offset by favorable pricing and a mix shift in the quarter to higher-margin aftermarket sales, which had a combined effect of lowering the cost of sales to revenue ratio by 2.1 percentage points. Additionally, the application of manufacturing overhead to a larger revenue base reduced the ratio by nearly 1.1 percentage points.
     Selling and administrative expense increased by $17.0 million or 84.0% in the second quarter of 2006 as compared to the second quarter of 2005. Approximately $16.0 million of the increase is attributable to newly acquired entities.
     Depreciation and amortization in the V&M segment increased by $5.0 million in the second quarter of 2006 as compared to the second quarter of 2005. Approximately $4.8 million of the increase is attributable to newly acquired entities.
     V&M incurred $9.0 million of acquisition integration costs in the second quarter of 2006 as a result of integrating the Dresser Acquired Businesses into the segment’s operations. These costs are described in more detail above.

CS Segment

	Quarter Ended
	June 30,		Increase
(dollars in millions)	2006	2005	$	%
Revenues	$110.6	$98.9	$11.7	11.8%
Income before income taxes	$12.8	$7.2	$5.6	77.7%
     Revenues of the CS segment for the second quarter of 2006 totaled $110.6 million, an increase of 11.8% from $98.9 million in the second quarter of 2005. The increase was due primarily to higher sales of new equipment and higher miscellaneous revenues. Sales in the gas compression market were up 9.9% due primarily to a 78.6% increase in Superior compressor sales, which reflected a strong backlog at the beginning of the quarter compared to the prior year due to high natural gas prices. Ajax unit sales were also up 12.8% due to higher demand from equipment leasing operators. Sales in the air compression market were up 5.8% primarily due to a 12.2% increase in new plant air equipment sales and higher aftermarket parts and upgrade services.
     Income before income taxes totaled $12.8 million in the second quarter of 2006, an increase of nearly 77.7% from $7.2 million in the comparable period of 2005. Cost of sales as a percent of revenues declined from 72.9% in the second quarter of 2005 to 72.4% in the second quarter of 2006. The decline is due primarily to (i) the application of manufacturing overhead to a larger revenue base (a 1.7 percentage point decrease) and (ii) the effect of lower liquidated damage provisions for late shipments (a 1.4 percentage-point decrease). These decreases were partially offset by higher raw material costs and higher subcontract costs due to increased volumes, which resulted in an approximate 2.7 percentage-point increase in the ratio.
     Selling and administrative expenses declined by $1.4 million, or 9.1%, in the second quarter of 2006 as compared to the second quarter of 2005. The decline is primarily due to the absence in 2006 of certain costs relating to exiting one of the segment’s facilities during 2005.
     Depreciation and amortization expense for the CS segment declined by $0.6 million to $3.2 million in the second quarter of 2006 from $3.8 million in the second quarter of 2005. The decrease is due primarily to assets which became fully depreciated over the past year and the absence of depreciation relating to exiting one of the segment’s facilities during 2005.
Corporate Segment
     The Corporate segment’s loss before income taxes was $14.5 million in the second quarter of 2006 as compared to $14.0 million in the second quarter of 2005. Included in the loss for the second quarter of 2006 were foreign currency gains of $8.2 million relating to short-term intercompany loans made to the Company’s European subsidiaries in connection with the acquisition of the Dresser Acquired Businesses in late 2005. Mostly offsetting these gains was additional expense relating to employee stock compensation programs recognized in accordance with FAS 123(R) which was adopted January 1, 2006.
ORDERS
     Orders were as follows (dollars in millions):

	Quarter Ended
	June 30,		Increase/(decrease)
	2006	2005	$	%
DPS	$807.5	$843.0	$(35.5)	(4.2)%
V&M	315.5	155.5	160.0	102.9%
CS	136.7	108.8	27.9	25.6%

	$1,259.7	$1,107.3	$152.4	13.8%

     Orders for the second quarter of 2006 totaled $1,259.7 million, an increase of 13.8% compared to $1,107.3 million for the second quarter of 2005.
     DPS segment orders for the second quarter of 2006 were $807.5 million, a decline of 4.2% from $843.0 million in the second quarter of 2005. Drilling orders more than quadrupled compared to the prior year quarter. Orders for surface equipment were up 4.1% and orders for oil, gas and water separation applications increased by 17.9%. These increases were more than offset by a 69.2% decline in orders for subsea equipment. The increase in drilling orders reflects the booking of an increased number of large orders relating to rig construction activity during the second quarter of 2006. Surface equipment orders were up in North America due to higher rig count levels and in the Eastern Hemisphere due to increased activity in the North Sea and Caspian Sea. These increases were partially offset by the absence of a large award received in the second quarter of 2005 in Australia and the timing of orders by a major customer in South America. The Company received a large award for an oil separation application in Europe during the second quarter of 2006 accounting for the majority of the increase in this product line. The decline in orders for subsea equipment is mainly due to the absence in 2006 of a $350 million award received in the second quarter of 2005 relating to a project offshore West Africa.
     Second quarter 2006 orders in the V&M segment were $315.5 million, an increase of 102.9% compared to orders of $155.5 million in the second quarter of 2005. Newly acquired entities accounted for $103.5 million, or 64.7% of the increase. Engineered product line orders increased 186.6% in the second quarter of 2006 compared to the second quarter of 2005. The addition of the Dresser Acquired Businesses accounted for approximately 81.3% of the increase with the remaining increase attributable to strong demand in the segment’s legacy operations as a result of higher commodity prices. Orders for distributed products grew 51.3% in the second quarter of 2006 compared to the same period in 2005. The addition of newly acquired businesses accounted for approximately 22.5% of the increase. The remaining increase is attributable to growth in U.S. legacy businesses due to strong demand in the market. Orders for process equipment grew 65.4% in the second quarter of 2006 compared to the second quarter of 2005. Almost one-half of the increase was due to newly acquired operations with the remainder reflecting increased North American project activity.
     Orders in the CS segment for the second quarter 2006 totaled $136.7 million, an increase of 25.6% from $108.8 million in the second quarter of 2005. Orders in the gas compression market increased 13.4%, more than one-half of which relates to the aftermarket business. Additionally, orders for Superior compressors were up 54.7% due to high natural gas prices and acceptance in the market of a new product line, and orders for Ajax units increased 11.6% due to strong demand from lease fleet operators. Orders in the air compression market increased 41.4% during the period due primarily to strong worldwide demand from the air separation market for engineered machines.
SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005
Consolidated Results –
     The Company’s net income for the six months ended June 30, 2006 totaled $132.0 million, or $1.11 per diluted share, compared to $67.2 million, or $0.61 per diluted share, in the six months ended June 30, 2005. The results for the first half of 2006 include (i) pre-tax charges of $19.1 million, or $0.10 per diluted share, for acquisition integration costs associated with the Dresser Acquired Businesses that were purchased in late 2005 and early 2006, (ii) pre-tax foreign currency gains of $10.4 million, or $0.06 per diluted share, relating primarily to short-term intercompany loans made to the Company’s European subsidiaries in connection with the acquisition of the Dresser Acquired Businesses and (iii) a pre-tax charge of $6.5 million, or $0.04 per diluted share, for a class action lawsuit related to environmental contamination at a former manufacturing facility (see Note 13 of the Notes to Consolidated Condensed Financial Statements).
     The Company recognized $11.4 million of stock-based compensation expense during the six months ended June 30, 2006, of which $5.8 million related to outstanding restricted and deferred stock unit grants and $5.6 million related to unvested outstanding stock option grants. Prior to January 1, 2006, the Company accounted for stock-based payments under APB Opinion 25. During the first six months of 2005, a total of $1.0 million in stock-based compensation expense was recognized related to the amortization of the fair value of restricted stock unit grants. Accordingly, as a result of adopting FAS 123(R), the Company’s income before income taxes and earnings per diluted share were $5.6 million and $0.03 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25.
Revenues
     Revenues for the six months ended June 30, 2006 totaled $1,687.4 million, an increase of 47.7% from $1,142.7 million for the six months ended June 30, 2005. Revenues increased in each of the Company’s segments and across all product lines. The increase was driven primarily by high oil and gas prices, which have led to increased drilling and production activities and demand for new equipment. Entities acquired during the past year accounted for approximately $256.8 million, or 47.1% of the growth in revenues. A discussion of revenue by segment may be found below.

Costs and Expenses
     Cost of sales (exclusive of depreciation and amortization) for the first half of 2006 totaled $1,167.9 million, an increase of 40.7% from $830.2 million in the first half of 2005. As a percentage of revenues, cost of sales decreased from 72.7% in the first six months of 2005 to 69.2% in the comparable period of 2006. The decline in cost of sales as a percentage of revenues is attributable to (i) a favorable settlement of a warranty issue on a subsea project which reduced warranty expense in the first six months of 2006 compared to the first six months of 2005 by $5.9 million, including a $3.6 million reduction in the warranty liability recorded in the first half of 2006 (a 0.4 percentage-point decrease), (ii) foreign exchange gains of $10.4 million primarily relating to short-term intercompany loans made to the Company’s European subsidiaries in connection with the acquisition of the Dresser Acquired Businesses in late 2005 (a 0.6 percentage-point decrease) and (iii) the application of manufacturing overhead to a larger revenue base (a 1.7 percentage-point decrease).
     Selling and administrative expenses for the first half of 2006 were $250.3 million, an increase of $76.1 million or 43.6% from $174.2 million in the first half of 2005. Acquisitions of new entities in the past year accounted for $32.5 million of the increase. Additionally, with the adoption of FAS 123(R), effective January 1, 2006, the Company recognized $11.4 million of stock compensation expense in the first half of 2006 compared to $1.0 million in the first half of 2005. During the first quarter of 2006, the Company also recognized a $6.5 million charge for a class action lawsuit related to environmental contamination at a former manufacturing facility. The remainder of the increase is due primarily to higher headcount, higher employee incentive costs due largely to the Company’s improved financial performance, higher travel costs and higher activity levels throughout the Company.
     Depreciation and amortization for the first six months of 2006 totaled $47.2 million, an increase of $8.5 million or 22.0%, from $38.7 million for the first six months of 2005. The increase is primarily attributable to newly acquired entities.
     Interest income for the first six months of 2006 was $7.8 million compared to $5.2 million in the first six months of 2005. The increase of $2.6 million is primarily attributable to higher short-term interest rates and higher invested cash balances due primarily to the issuance of $500 million of convertible debt in May 2006.
     Interest expense for the first half of 2006 totaled $7.5 million, an increase of $2.4 million from $5.1 million in the second quarter of 2005. Approximately $1.2 million of the increase is attributable to the issuance of $500 million of convertible debt in May 2006. Additionally, interest expense increased as a result of a higher effective interest rate on $150.0 million of the Company’s Senior Notes due to the cancellation of an interest rate swap agreement in place during a portion of 2005, which had lowered the effective interest rate on this debt during 2005.
     During the first six months of 2006, acquisition integration costs totaling $19.1 million were incurred in connection with the integration of the Dresser Acquired Businesses primarily into the operations of the V&M segment. Approximately $10.8 million of the costs relate to non-cash asset impairment charges and $4.0 million relates to employee severance at a legacy facility being closed as a result of the acquisition. The remaining costs are for employee stay bonuses, employee relocation, plant rearrangement and other integration costs (see Note 2 of the Notes to Consolidated Condensed Financial Statements).
     The income tax provision in the first six months of 2006 was $71.1 million compared to $32.4 million for the first six months of 2005. The effective tax rate for the first six months of 2006 was 35.0% compared to 32.5% in the first six months of 2005. The increase in the effective tax rate is primarily attributable to an increased amount of forecasted full-year earnings in higher tax rate jurisdictions.
Segment Results –
DPS Segment

	Six Months Ended
	June 30,		Increase
(dollars in millions)	2006	2005	$	%
Revenues	$910.9	$691.8	$219.1	31.7%
Income before income taxes	$166.3	$69.3	$97.0	139.8%
     DPS segment revenues for the six months ended June 30, 2006 totaled $910.9 million, an increase of 31.7% compared to $691.8 million during the six months ended June 30, 2005. Sales of drilling products increased 30.3%, surface sales were up 41.1%, subsea equipment sales increased 30.7% and sales of oil, gas and water separation applications were up modestly. The increase in drilling sales primarily reflects higher demand for drilling BOPs and increased aftermarket activity. Surface equipment sales were up, particularly in the Asia Pacific/Middle East region and in the Eastern Hemisphere due to strong market conditions. The increase in subsea equipment sales primarily reflects completion of equipment for major projects in the U.S. Gulf of Mexico, offshore West Africa and Brazil.
     Income before income taxes for the first half of 2006 totaled $166.3 million, an increase of 139.8% from $69.3 million in the first half of 2005. Cost of sales as a percent of revenues declined from 73.9% in the six months ended June 30, 2005 to 68.3% for the comparable period of 2006. The reduction was due primarily to (i) price increases and a mix shift in revenue to higher-margin surface sales (a 1.9 percentage-point decrease), (ii) the favorable settlement of a warranty issue on a subsea project which reduced warranty expense in the first six months of 2006 compared to the first six months of 2005 by $5.9 million, including a $3.6 million reduction in the warranty liability recorded in the first half of 2006 (a 0.7 percentage-point decrease), and (iii) the application of manufacturing overhead to a larger revenue base (a 2.6 percentage-point decrease).
     Selling and administrative expenses for the first six months of 2006 totaled $99.1 million, an increase of $9.9 million or 11.1%, from $89.2 million for the first six months of 2005. Increased headcount and activity levels in DPS accounted for a majority of the increase in costs.
     Depreciation and amortization expense for the first half of 2006 was $23.1 million as compared to $21.8 million for the first half of 2005, an increase of $1.3 million or 6.1%. The increase is due primarily to higher levels of capital spending.
V&M Segment

	Six Months Ended
	June 30,		Increase
(dollars in millions)	2006	2005	$	%
Revenues	$570.5	$269.0	$301.5	112.1%
Income before income taxes	$55.4	$43.0	$12.4	28.7%
     Revenues of the V&M segment for the first six months of 2006 totaled $570.5 million, an increase of 112.1% from $269.0 million for the same period in 2005. Acquisitions accounted for approximately $256.8 million, or 85.2% of the increase. Engineered product sales tripled in the first six months of 2006 compared to the first six months of 2005. Nearly 96.5% of the increase was attributable to the addition of the Dresser Acquired Businesses in late 2005 and early 2006 with the remainder reflecting higher activity levels due to the strong conditions in the energy markets. Sales of distributed products were up 46.1% for the six months ended June 30, 2006 as compared to the same period in 2005. The addition of newly acquired entities accounted for 38.4% of the increase with the remaining increase due to higher activity levels in the United States and Canada as a result of higher commodity prices and rig count levels. Sales of equipment for the process markets increased 48.9% in the first six months of 2006 compared to the same period in 2005. Nearly 65.9% of the increase was due to acquisitions with the remaining increase coming mainly from higher demand in North America.
     Income before income taxes totaled $55.4 million in the first half of 2006, an increase of approximately 28.7% from $43.0 million in the first half of 2005. Cost of sales as a percent of revenues increased from 68.0% in the first half of 2005 to 70.9% in the first half of 2006. The increase was due primarily to the Dresser Acquired Businesses, which caused a 7.5 percentage-point increase as these businesses incur a higher cost of sales to revenue ratio than V&M’s legacy business. This increase was partially offset by favorable pricing and a mix shift in the first half of the year to higher margin distributed and aftermarket sales which had a combined effect of lowering the cost of sales to revenue ratio by 2.2 percentage points. Additionally, the application of manufacturing overhead to a larger revenue base positively impacted this ratio during the first six months of 2006 compared to the same period in 2005 by nearly 2.4 percentage points.
     Selling and administrative expenses for V&M increased $39.2 million, or 107.3%, in the first six months of 2006 as compared to the same period in the prior year. Approximately $32.5 million of the increase was due to entities acquired in late 2005 and early 2006. The remaining increase was caused by higher headcount levels in the legacy businesses and higher employee incentive costs due to strong business activity levels.
     Depreciation and amortization in the V&M segment increased by $9.6 million in the first six months of 2006 to $16.1 million from $6.5 million in the comparable period in 2005. The increase is primarily attributable to newly acquired entities.

     V&M incurred $19.0 million of acquisition integration costs in the first six months of 2006 as a result of integrating the Dresser Acquired Businesses into the segment’s operations. These costs are described in more detail above.
CS Segment

	Six Months Ended
	June 30,		Increase
(dollars in millions)	2006	2005	$	%
Revenues	$206.0	$181.9	$24.1	13.2%
Income before income taxes	$22.5	$9.7	$12.8	131.8%
     Revenues in the CS segment for the six months ended June 30, 2006 totaled $206.0 million, an increase of 13.2% compared to $181.9 million for the six months ended June 30, 2005. Gas compression sales increased 14.1% due largely to an increase in new equipment sales as a result of increased demand caused by strong natural gas prices. In the air compression market, sales were up 8.4% due primarily to increased deliveries of engineered machines for air and gas separation applications.
     Income before income taxes totaled $22.5 million in the first half of 2006, an increase of 131.8% from $9.7 million in the comparable period of 2005. Cost of sales as a percent of revenues declined from 74.1% in the first six months of 2005 to 72.6% in the comparable period of 2006. The decline is due primarily to (i) the application of manufacturing overhead to a larger revenue base which decreased the cost of sales to revenues ratio by approximately 3.0 percentage points and (ii) lower liquidated damage provisions for late shipments (a 0.8 percentage-point decrease). These decreases were partially offset by higher raw material costs and higher subcontract costs due to increased volumes which resulted in an approximate 2.2 percentage-point increase in the ratio.
     Depreciation and amortization expense for the CS segment declined by $2.8 million, or 30.2%, to $6.5 million in the first half of 2006 from $9.3 million during the comparable period of 2005. The decrease is due primarily to (i) assets which became fully depreciated over the past year, (ii) the absence of depreciation relating to exiting one of the segment’s facilities during 2005 and (iii) the absence of a $1.8 million write-down recorded in the first six months of 2005 associated with the retirement of various plant and equipment relating to a plant consolidation within the segment.
Corporate Segment
     The Corporate segment’s loss before income taxes totaled $41.0 million for the first six months of 2006 as compared to $22.5 million in the first six months of 2005. Included in the loss for the first half of 2006 was a foreign currency gain of $8.6 million relating to short-term intercompany loans made to the Company’s European subsidiaries in connection with the acquisition of the Dresser Acquired Businesses in late 2005. More than offsetting this gain were additional selling and administrative costs of $27.7 million consisting primarily of (i) $10.4 million of additional expense relating to employee stock compensation programs recognized in accordance with FAS 123(R) which was adopted January 1, 2006, (ii) $7.4 million of higher litigation expenses in the first half of 2006, primarily due to a $6.5 million charge for a class action lawsuit related to environmental contamination at a former manufacturing facility, and (iii) $6.7 million of additional bonus and other payments to employees mainly related to improvements in the Company’s financial results for the first six months of 2006 compared to the same period in 2005.
ORDERS & BACKLOG
     Orders were as follows (dollars in millions):

	Six Months Ended
	June 30,		Increase
	2006	2005	$	%
DPS	$1,654.3	$1,245.2	$409.1	32.9%
V&M	675.9	306.2	369.7	120.7%
CS	264.7	235.5	29.2	12.4%

	$2,594.9	$1,786.9	$808.0	45.2%

     Orders for the first six months of 2006 were $2,594.9 million, an increase of 45.2% from $1,786.9 million for the first six months of 2005.

     DPS segment orders for the first six months of 2006 totaled $1,654.3 million, an increase of 32.9% compared to $1,245.2 million for the first six months of 2005. Drilling orders were up 325.9%, surface orders increased 25.0% and orders for oil, gas and water separation applications were up 18.6%. These increases were partially offset by a 45.8% decline in orders for subsea equipment. The increase in drilling orders reflects the booking of an increased number of large orders relating to rig construction activity during the first half of 2006. The increase in surface orders occurred worldwide and reflected the higher activity levels in all regions due to high commodity prices. Orders for oil and water separation applications were up compared to the prior year due mainly to large awards in Europe and the Asia Pacific region. These increases more than offset the absence of a large gas separation application award received in the first quarter of 2005. The decline in orders for subsea equipment primarily reflects the absence of a $350 million award which occurred in the second quarter of 2005 relating to a project offshore West Africa. This impact was partially offset by an increase in the number of smaller subsea project awards in the first six months of 2006.
     The V&M segment had orders of $675.9 million in the first half of 2006, an increase of 120.7% from the order level of $306.2 million in the comparable period of 2005. Acquisitions accounted for approximately $228.8 million, or 61.9% of the increase. Engineered product line orders increased 170.7% in the first six months of 2006 compared to the first six months of 2005. The addition of the Dresser Acquired Businesses accounted for approximately 81.1% of the increase with the remaining increase attributable to strong demand in the segment’s legacy operations as a result of higher commodity prices. Orders for distributed products grew 73.4% in the first half of 2006 compared to the same period in 2005 with newly acquired entities accounting for over one-fifth of the increase. Strong market conditions resulting from high commodity prices and higher rig count levels resulted in a 52.5% increase in distributed product orders from the segment’s U.S. legacy operations with additional increases from the Company’s Canadian locations. Process equipment orders increased 112.3% in the first six months of 2006 compared to the same period in 2005. Newly acquired entities accounted for 31.0% of the increase with the remaining increase due to current strong market conditions in the industry.
     Orders taken by the CS segment in the first six months of 2006 totaled $264.7 million, an increase of 12.4% from $235.5 million for the first six months of 2005. Orders in the gas compression market were up 6.7% over the prior year period with aftermarket parts and service orders accounting for 57.0% of the increase. Demand for Superior compressors grew by 78.6% in the first six months of 2006 compared to the same period in the prior year due to high natural gas prices and acceptance in the market of a new product line. Orders for Ajax units declined modestly compared to the prior year period. Orders in the air compression market increased 20.0% driven by strong demand for engineered machines that can meet air separation needs. Demand for plant air machines was relatively flat in the first half of 2006 compared to the first half of 2005.
     Backlog was as follows (dollars in millions):

	June 30,	Dec. 31,
	2006	2005	Increase
DPS	$2,251.5	$1,503.6	$747.9
V&M	611.5	469.0	142.5
CS	240.7	183.2	57.5

	$3,103.7	$2,155.8	$947.9

Liquidity and Capital Resources
     The Company’s cash and cash equivalents increased by $301.3 million to $663.3 million at June 30, 2006 compared to $362.0 million at December 31, 2005. The main reasons for the increase were the issuance of $500 million of convertible debt in May 2006 and $111.7 million of cash flow from operations, partially offset by the purchase of $237.7 million, or 5.3 million shares, of treasury stock and capital expenditures of $73.7 million.
     During the first half of 2006, the Company generated $111.7 million of cash from operations as compared to $181.9 million for the same period in 2005. The primary reason for this decrease was the need for increased working capital during the first half of 2006 as a result of the record level of backlog at June 30, 2006 and the increase in orders for the six months ended June 30, 2006. During the six months ended June 30, 2006, the Company utilized $123.5 million of cash to increase its working capital. A build in inventories needed to meet growing customer demands consumed $204.8 million of cash during this period. Increased deposits with the Company’s vendors and other prepayments along with higher receivables caused by increased sales activity also resulted in the utilization of approximately $97.1 million of cash during the first half of 2006. This consumption of cash was partially offset by higher levels of accounts payable and accrued liabilities at June 30, 2006 as compared to December 31, 2005, mainly due to a $181.0 million increase in progress payments and cash advances received from customers.

     The Company utilized $105.1 million of cash for investing activities during the first six months of 2006 compared to $147.3 million during the same period in 2005. The Company made two acquisitions during the first quarter of 2006, spending $21.6 million to acquire a remaining business from Dresser Inc. and $13.1 million on the acquisition of Caldon Company, a business which is additive to the Company’s existing flow measurement line of products. Most of the Dresser Acquired Businesses were previously purchased in late 2005. Additionally, capital spending in the first half of 2006 was $73.7 million compared to $26.0 million for the same period in 2005. The increased level of spending in the current year reflects the Company’s intentions to significantly increase the full-year level of capital spending to address capacity issues arising from higher manufacturing levels caused by increased demand from customers.
     During the first six months of 2006, the Company’s financing activities generated $284.8 million of cash compared to $66.6 million generated during the first six months of 2005. The Company issued $500 million of 2.5% twenty-year convertible debentures in May 2006. Mainly utilizing the proceeds from the issuance of the convertible debt, the Company acquired 5.3 million shares of treasury stock during the period for a total cost of $237.7 million, or approximately $44.89 per share. Other factors impacting cash generated from financing activities during the first half of 2006 were $8.2 million of underwriter fees and legal and accounting costs relating to the convertible debt issuance in May and $33.2 million of proceeds from employee stock option exercises.
     In the short-term, future cash flows will be required to fund capital spending for the remainder of the year, currently estimated to be approximately $170.0 million to $185.0 million for the full year of 2006. Additionally, the Company plans to utilize the remaining proceeds from the 2.5% convertible debt offering to repay its Senior Notes, currently totaling $200.0 million, upon maturity in April 2007, or earlier.
     On a longer-term basis, the Company has outstanding $238.0 million of 1.5% convertible debentures. Holders of these debentures could require the Company to redeem them beginning in May 2009. Holders of the Company’s newly issued 2.5% convertible debentures could also require the Company to redeem them beginning in June 2011. The Company believes, based on its current financial condition, existing backlog levels and current expectations for future market conditions, that it will be able to meet its short and longer-term liquidity needs through additional debt issuances or refinancing or with cash generated from operating activities, existing cash balances on hand and amounts available under its $350.0 million five-year multicurrency revolving credit facility, expiring October 12, 2010, subject to certain extension provisions.
Factors That May Affect Financial Condition and Future Results
     The acquisition of certain businesses of the Flow Control segment of Dresser, Inc. exposes the Company to integration risk.
     The acquisition of certain businesses from Dresser is the largest acquisition the Company has made and will require a substantial amount of integration into V&M’s operations. To the extent this integration takes longer than expected, costs more than expected or does not result in the operational improvement expected, the Company’s financial performance and liquidity may be negatively impacted. Through June 30, 2006, the Company has incurred $19.1 million of costs attributable to the integration of these operations, primarily into the V&M segment.
     The inability of the Company to deliver its backlog on time could affect the Company’s future sales and profitability and its relationships with its customers.
     At June 30, 2006, backlog reached $3,103.7 billion, a record level for the Company. The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Many of the contracts the Company enters into with its customers require long manufacturing lead times and contain penalty or incentive clauses relating to on-time delivery. A failure by the Company to deliver in accordance with customer expectations could subject the Company to financial penalties or loss of financial incentives and may result in damage to existing customer relationships. Additionally, the Company bases its earnings guidance to the financial markets on expectations regarding the timing of delivery of product currently in backlog. Failure to deliver backlog in accordance with expectations could negatively impact the Company’s financial performance and thus cause adverse changes in the market price of the Company’s outstanding common stock and other publicly-traded financial instruments.

The Company is embarking on a significant capital expansion program.
     In 2006, the Company expects full-year capital expenditures of approximately $170.0 million to $185.0 million to upgrade its machine tools, manufacturing technologies, processes and facilities in order to improve its efficiency and address current and expected market demand for the Company’s products. To the extent this program causes disruptions in the Company’s plants, the Company’s ability to deliver existing or future backlog may be negatively impacted. In addition, if the program does not result in the expected efficiencies, future profitability may be negatively impacted.
Execution of subsea systems projects exposes the Company to risks not present in its surface business.
     This market is significantly different from the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and in some cases, new technology. These projects accounted for approximately 9.0% of total revenues in the first six months of 2006. During the fourth quarter of 2003, the Company experienced numerous delivery delays on its subsea systems contracts which negatively impacted 2003’s financial results. To the extent the Company experiences difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted. As of June 30, 2006, the Company has a subsea systems backlog of approximately $474.6 million.
Increases in the cost of and the availability of metals used in the Company’s manufacturing processes could negatively impact the Company’s profitability.
     Beginning in the latter part of 2003 and continuing into 2006, commodity prices for items such as nickel, molybdenum and heavy metal scrap that are used to make the steel alloys required for the Company’s products increased significantly. Certain of the Company’s suppliers have passed these increases on to the Company. The Company has implemented price increases intended to offset the impact of the increase in commodity prices. However, if customers do not accept these price increases, future profitability will be negatively impacted. In addition, the Company’s vendors have informed the Company that lead times for certain raw materials are being extended. To the extent such change negatively impacts the Company’s ability to meet delivery requirements of its customers, the financial performance of the Company may suffer.
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
     In connection with the acquisition of the Dresser Acquired Businesses in late 2005 and early 2006, the Company entered into a number of short-term loans between certain wholly-owned subsidiaries to finance the acquisition cost and working capital needs of certain of Dresser’s international operations. Due to a significant weakening of the U.S. dollar in the second quarter of 2006, the Company recognized a significant currency gain relating to these euro-denominated loans made by a United States based entity. Prior to the second quarter of 2006, the Company’s gain or loss on foreign currency dominated transactions had not been material.
Cancellation of orders could affect the Company’s future sales and profitability.
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
Compression System’s aftermarket revenues associated with legacy equipment are declining.
     During 2005, approximately 35% of Compression System’s revenues came from the sale of replacement parts for equipment that the Company no longer manufactures. Many of these units have been in service for long periods of time, and are gradually being replaced. As this installed base of legacy equipment declines, the Company’s potential market for parts orders is also reduced. In recent years, the Company’s revenues from replacement parts associated with legacy equipment have declined nominally.
Changes in the equity and debt markets impact pension expense and funding requirements for the Company’s defined benefit plans.
     The Company accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions, (FAS 87), which requires that amounts recognized in the financial statements be determined on an actuarial basis. A significant element in determining the Company’s pension income or expense in accordance with FAS 87 is the expected return on plan assets. The assumed long-term rate of return on assets is applied to a calculated value of plan assets which results in an estimated return on plan assets that is included in current year pension income or expense. The difference between this expected return and the actual return on plan assets is deferred and amortized against future pension income or expense. Due to the weakness in the overall equity markets from 2000 through 2002, the plan assets earned a rate of return substantially less than the assumed long-term rate of return during this period. As a result, expense associated with the Company’s pension plans has increased significantly from the level recognized historically.
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
     Foreign Currency Exchange Rates
     As described more fully under “Factors That May Affect Financial Condition and Future Results – Fluctuations in worldwide currency markets can impact the Company’s profitability” above, the Company has short-term intercompany loans and intercompany balances outstanding at June 30, 2006 denominated in currencies different from the functional currency of at least one of the parties. These transactions subject the Company’s financial results to risk from changes in foreign currency exchange rates. Prior to the second quarter of 2006, these amounts had not resulted in recognition of a material foreign currency gain or loss due to fluctuations in the applicable exchange rates.
     A large portion of the Company’s operations consist of manufacturing and sales activities in foreign jurisdictions, principally in Europe, Canada, West Africa, the Middle East, Latin America and the Pacific Rim. As a result, the Company’s financial performance may be affected by changes in foreign currency exchange rates or weak economic conditions in these markets. Overall, the Company generally is a net receiver of Pounds Sterling and Canadian dollars and, therefore, benefits from a weaker U.S. dollar with respect to these currencies. Typically, the Company is a net payer of euros and Norwegian krone as well as other currencies such as the Singapore dollar and the Brazilian real. A weaker U.S. dollar with respect to these currencies may have an adverse effect on the Company. For each of the last three years, the Company’s gain or loss from foreign currency-denominated transactions has not been material, except as noted above.
     In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into forward foreign currency exchange contracts to hedge specific large anticipated receipts in currencies for which the Company does not traditionally have fully offsetting local currency expenditures. The Company was party to a number of long-term foreign currency forward contracts at June 30, 2006. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea contracts involving the Company’s United States operations and its wholly-owned subsidiary in the United Kingdom. Information relating to the contracts and the fair value recorded in the Company’s Consolidated Balance Sheet at June 30, 2006 follows:

	Year of Contract Expiration
(amounts in millions except exchange rates)	2006	2007	2008	2009	Total
Sell USD/Buy GBP:
Notional amount to sell (in U.S. dollars)	$59.2	$65.4	$11.0	$2.6	$138.2
Average GBP to USD contract rate	1.8120	1.8091	1.8039	1.7989	1.8097
Average GBP to USD forward rate at June 30, 2006	1.8538	1.8619	1.8689	1.8737	1.8592

Fair value at June 30, 2006 in U.S. dollars					$3.8

Buy Euro/Sell GBP:
Notional amount to buy (in euros)	14.0	16.0	0.9	—	30.9
Average GBP to EUR contract rate	1.4059	1.3902	1.3693	1.3450	1.3966
Average GBP to EUR forward rate at June 30, 2006	1.4392	1.4282	1.4127	1.3943	1.4327

Fair value at June 30, 2006 in U.S. dollars					$(1.0)

Buy NOK/Sell GBP:
Notional amount to buy (in Norwegian krone)	16.9	20.7	0.6	—	38.2
Average GBP to NOK contract rate	11.3847	11.2999	11.2173	—	11.3359
Average GBP to NOK forward rate at June 30, 2006	11.4575	11.3616	11.2752	—	11.4024

Fair value at June 30, 2006 in U.S. dollars					$—

	Year of Contract Expiration
(amounts in millions except exchange rates)	2006	2007	2008	2009	Total
Buy Euro/Sell USD:
Notional amount to buy (in euros)	11.1	2.3	0.3	—	13.7
Average EUR to USD contract rate	1.2336	1.2325	1.2447	—	1.2337
Average EUR to USD forward rate at June 30, 2006	1.2920	1.3063	1.3197	—	1.2950

Fair value at June 30, 2006 in U.S. dollars					$0.7
     Interest Rates
     The Company is subject to interest rate risk on its long-term fixed interest rate debt and, to a lesser extent, variable-interest rate borrowings. Variable-rate debt, where the interest rate fluctuates periodically, exposes the Company’s cash flows to variability due to changes in market interest rates. Fixed-rate debt, where the interest rate is fixed over the life of the instrument, exposes the Company to changes in the fair value of its debt due to changes in market interest rates and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.
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
     The fair value of the Company’s senior notes due 2007 is principally dependent on changes in prevailing interest rates. The fair values of the 1.5% and 2.5% convertible senior debentures are principally dependent on both prevailing interest rates and the Company’s current share price as it relates to the initial conversion price of the respective instruments.
     The Company has various other long-term debt instruments, but believes that the impact of changes in interest rates in the near term will not be material to these instruments.
Item 4. Controls and Procedures
     In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     There has been no change in the Company’s internal controls over financial reporting during the three months ended June 30, 2006, that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting, other than the conversion during the period of a significant portion of the U.S. and Italian operations of the Dresser businesses acquired in late 2005 from their legacy software business systems to the Company’s SAP enterprise-wide software systems that are used to manage the Company’s procurement, manufacturing, accounting and reporting needs.

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
     The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the Compression Systems operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At June 30, 2006, the Company’s consolidated balance sheet included a noncurrent liability of $8.3 million for environmental matters.
Legal Matters
     As discussed in Environmental Matters above, the Company is engaged in site cleanup at a former manufacturing site in Houston, Texas. In 2001, the Company discovered that contaminated underground water at this site had migrated to an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners. The Company has entered into 21 written agreements with residents over the past four years that obligated the Company to either reimburse sellers in the area for the estimated decline in value due to potential buyers’ concerns over contamination or, in the case of some of these agreements, to purchase the property after an agreed marketing period. Four of these agreements have had no claims made under them as yet. One property purchased by the Company with an estimated fair value of $2.0 million and a note receivable from a buyer of one of the properties the Company had previously purchased valued at $4.0 million were both exchanged with the buyer for commercial property of approximately equal value during the second quarter of 2006. In addition, the Company has settled eight other property claims by homeowners. The Company entered into these agreements for the purpose of mitigating the potential impact of the disclosure of the environmental issue. It was the Company’s intention to stabilize property values in the affected area to avoid or mitigate future claims. The Company believes it has been successful in these efforts as the number and magnitude of claims have declined over time and, while the Company has continued to negotiate with homeowners on a case by case basis, the Company no longer offers these agreements in advance of sale. The Company has had expenses and losses of approximately $8.5 million since 2002 related to the various agreements with homeowners. The Company has filed for reimbursement under an insurance policy purchased specifically for this exposure but has not recognized any potential reimbursement in its consolidated financial statements. The Company’s financial statements at June 30, 2006 reflect an approximate $0.2 million liability for its estimated exposure under the outstanding agreements with homeowners. There are approximately 150 homes in the affected area with an estimated aggregate appraised value of $150.0 million. The homeowners that have settled with the Company have no further claims on these properties. An unknown number of these properties have sold with no Company support, but with disclosure of the contamination and, therefore, likely have no further claims. No additional significant monetary claims other than the lawsuit discussed below are being pursued. The Company’s remediation efforts are resulting in a lower level of contamination than when originally disclosed to the homeowners. The Company is unable to predict future market values of homes in the affected areas and how potential buyers of such homes may view the underground contamination in making a purchase decision.
     The Company is a named defendant in a lawsuit regarding this contamination filed as a class action. In Valice v. Cooper Cameron Corporation (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), the plaintiffs claim that the contaminated underground water has reduced property values and threatens the health of the area residents. The complaint filed seeks an analysis of the contamination, reclamation and recovery of actual damages for the loss of property value. The Company is of the opinion that there is no health risk to area residents and that the lawsuit essentially reflects concerns over a possible decline in property value. A preliminary settlement proposal has been presented to the Court under which homeowners in the affected area would be indemnified for a loss of property value, if any, due to the contamination upon any sale within a limited timeframe. However, there remain significant unresolved issues relating to a settlement of this matter including a fairness opinion rendered by the Court and the ability of the plaintiffs to obtain approval of the members of the putative class. The Company cannot, therefore, conclude as to the probability at this point in time whether this proposed settlement will be ultimately agreed to and approved. If a settlement with the plaintiffs is reached, the Company will incur additional costs; conversely, if a settlement is not reached, the litigation will continue, causing the Company to incur additional legal costs. While there remains uncertainty related to this issue, the Company has recorded, as its best estimate, a $6.5 million liability for this matter as of June 30, 2006.
     The Company believes any potential exposure from existing agreements and any settlement of the class action, or, based on its review of the facts and law, any potential exposure from these, or similar, suits will not have a material adverse effect on its financial position or results of operations.
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
     The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At June 30, 2006, the Company’s consolidated balance sheet included a liability of approximately $4.2 million for such cases, including estimated legal costs.
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
Item 1A. Risk Factors
     The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 26-30 of this quarterly report on Form 10-Q is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In February 2006, the Company’s Board of Directors approved the repurchase of up to 10,000,000 shares of the Company’s common stock, replacing all previous share repurchase authorizations. Additionally, on May 22, 2006, the Company’s Board of Directors approved the repurchase of up to $250,000,000 of the Company’s common stock. This authorization is in addition to the 10,000,000 shares described above.
     Purchases pursuant to the 10,000,000 share Board authorization may be made by way of open market purchases, directly or indirectly, for the Company’s own account or through commercial banks or financial institutions and by the use of derivatives such as a sale or put on the Company’s common stock or by forward or economically equivalent transactions. Purchases pursuant to the $250,000,000 Board authorization were to be made by way of open market purchases substantially concurrently with the May 23, 2006, 2.5% Convertible Debenture offering utilizing the proceeds of that offering. Shares of common stock purchased and placed in treasury during the three months ended June 30, 2006 under the Board’s two authorization programs described above are as follows:

				Maximum
				number of
			Total number	shares that may
			of shares	yet be
			purchased as	purchased
	Total number		part of all	under all
	of shares	Average price	repurchase	repurchase
Period	purchased	paid per share	programs (a)	programs (b)
4/1/06 – 4/30/06	—	$—	723,700	9,570,044
5/1/06 – 5/31/06	4,166,915	$45.65	4,890,615	11,262,298
6/1/06 – 6/30/06	405,100	$43.81	5,295,715	10,837,802

Total	4,572,015	$45.49	5,295,715	10,837,802

(a)	All share purchases during the three months ended June 30, 2006 were done through open market transactions.

(b)	At June 30, 2006, 1,251,420 shares are yet to be purchased under the $250,000,000 Board authorization, based on the closing price of the Company’s common stock at that date of $47.77 per share.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders of the Company was held in Houston, Texas on May 5, 2006 for the purpose of (1) election of three Directors, (2) ratifying the appointment of independent registered public accountants for 2006, (3) approving a change of the Company’s name and a change in the Company’s Certificate of Incorporation to effect the name change and (4) voting on an Amendment to the Company’s 2005 Equity Incentive Plan increasing the number of authorized shares under the Plan. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation. Results of the stockholder voting were as follows:

	Number of Shares
			Abstaining /	Broker
	For	Against	Withheld	Non-Votes
Election of Directors:
Nathan M. Avery	98,676,642	—	4,929,232
C. Baker Cunningham	99,739,584	—	3,866,290
Sheldon R. Erikson	100,518,981	—	3,086,893
Ratify the appointment of independent registered public accountants for 2006	101,190,577	1,604,919	810,378
Proposal for a change of the Company’s name and a change in the Company’s Certificate of Incorporation to effect the name change	102,454,371	408,275	743,228
Proposal for an Amendment to the Company’s 2005 Equity Incentive Plan increasing the number of authorized shares under the Plan	56,852,160	36,842,184	221,404	9,690,126
Item 5. Other Information
(a)	Information Not Previously Reported in a Report on Form 8-K

None

(b)	Material Changes to the Procedures by Which Security Holders May Recommend Board Nominees.

There have been no material changes to the procedures enumerated in the Company’s definitive proxy statement filed on Schedule 14A with the Securities and Exchange Commission on March 27, 2006 with respect to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits
     Exhibit 10.1 -
Indemnification Agreement, effective February 17, 2005, by and between Cameron International Corporation and Mr. Peter J. Fluor.
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

Date: August 1, 2006	Cameron International Corporation
(Registrant)

/s/ Franklin Myers

Franklin Myers
Senior Vice President & Chief Financial Officer
and authorized to sign on behalf of the Registrant

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Indemnification Agreement, effective February 17, 2005, by and between Cameron International Corporation and Mr. Peter J. Flour.

31.1	Certifications

31.2	Certifications

32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.