Form 10-Q
period 2006-09-30
CAMERON INTERNATIONAL CORP
filed 2006-11-07
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Yes ☐      No ☑
Number of shares outstanding of issuer’s common stock as of October 20, 2006 was 111,177,691.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED RESULTS OF OPERATIONS
(dollars and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
REVENUES	$978,792	$636,613	$2,666,217	$1,779,286

COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization shown separately below)	684,968	449,828	1,852,872	1,280,025
Selling and administrative expenses	126,751	94,602	377,011	268,837
Depreciation and amortization	25,200	18,799	72,441	57,505
Interest income	(8,917)	(3,515)	(16,696)	(8,712)
Interest expense	6,668	3,905	14,209	9,049
Acquisition integration costs	3,648	—	22,760	—

Total costs and expenses	838,318	563,619	2,322,597	1,606,704

Income before income taxes	140,474	72,994	343,620	172,582
Income tax provision	(51,189)	(23,776)	(122,329)	(56,142)

Net income	$89,285	$49,218	$221,291	$116,440

Earnings per common share:[1]
Basic	$0.80	$0.44	$1.94	$1.06

Diluted	$0.78	$0.43	$1.89	$1.05

Shares used in computing earnings per common share:[1]
Basic	111,576	112,274	113,845	109,577

Diluted	115,184	114,227	117,311	110,962

[1]	Prior year earnings per common share amounts and shares used in computing earnings per common share have been revised to reflect the 2-for-1 stock split effective December 15, 2005.
The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except shares and per share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash and cash equivalents	$719,719	$361,971
Receivables, net	686,979	574,099
Inventories, net	1,004,202	705,809
Other	139,821	86,177

Total current assets	2,550,721	1,728,056
Plant and equipment, net	598,618	525,715
Goodwill	578,205	577,042
Other assets	258,771	267,749

TOTAL ASSETS	$3,986,315	$3,098,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$215,552	$6,471
Accounts payable and accrued liabilities	1,185,960	891,519
Accrued income taxes	36,985	23,871

Total current liabilities	1,438,497	921,861
Long-term debt	744,831	444,435
Postretirement benefits other than pensions	38,372	40,104
Deferred income taxes	43,865	39,089
Other long-term liabilities	63,787	58,310

Total liabilities	2,329,352	1,503,799

Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized, 116,170,863 shares issued at September 30, 2006 (115,629,117 shares issued and outstanding at December 31, 2005)	1,162	1,156
Capital in excess of par value	1,138,392	1,113,001
Retained earnings	664,433	443,142
Accumulated other elements of comprehensive income	79,936	37,464
Less: Treasury stock, 5,000,504 shares at September 30, 2006	(226,960)	—

Total stockholders’ equity	1,656,963	1,594,763

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,986,315	$3,098,562

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$89,285	$49,218	$221,291	$116,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,945	15,117	56,323	48,202
Amortization	6,255	3,682	16,118	9,303
Non-cash stock compensation expense	4,593	499	15,988	1,495
Non-cash write-off of assets associated with acquisition integration efforts	—	—	10,525	—
Deferred income taxes and other	17,870	11,239	51,907	23,745
Changes in assets and liabilities, net of translation, acquisitions, dispositions and non-cash items:
Receivables	(32,731)	(13,593)	(80,257)	(21,954)
Inventories	(72,904)	(58,927)	(277,719)	(89,696)
Accounts payable and accrued liabilities	62,117	90,126	236,906	169,782
Other assets and liabilities, net	5,086	4,585	(40,845)	26,484

Net cash provided by operating activities	98,516	101,946	210,237	283,801

Cash flows from investing activities:
Capital expenditures	(35,257)	(17,814)	(108,913)	(43,768)
Acquisitions, net of cash acquired	(1,200)	(2,290)	(35,859)	(124,179)
Other	7,336	4,892	10,576	5,444

Net cash used for investing activities	(29,121)	(15,212)	(134,196)	(162,503)

Cash flows from financing activities:
Loan borrowings (repayments), net	8,450	174	8,246	(1,895)
Issuance of convertible debt	—	—	500,000	—
Debt issuance costs	(318)	—	(8,536)	—
Redemption of convertible debt	—	—	—	(14,821)
Purchase of treasury stock	(28,216)	(2,514)	(265,935)	(9,402)
Proceeds from stock option exercises	5,296	73,090	38,508	165,512
Excess tax benefits from stock compensation plans	6,481	—	6,481	—
Principal payments on capital leases	(1,323)	(993)	(3,577)	(3,044)

Net cash (used for) provided by financing activities	(9,630)	69,757	275,187	136,350

Effect of translation on cash	(3,337)	(4,659)	6,520	(24,289)

Increase in cash and cash equivalents	56,428	151,832	357,748	233,359

Cash and cash equivalents, beginning of period	663,291	308,525	361,971	226,998

Cash and cash equivalents, end of period	$719,719	$460,357	$719,719	$460,357

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
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include estimated losses on accounts receivable, estimated warranty costs, estimated realizable value on excess or obsolete inventory, contingencies (including legal and tax matters), estimated liabilities for liquidated damages and environmental matters, estimates related to pension accounting and estimates related to deferred tax assets and liabilities. Actual results could differ materially from these estimates.
Note 2: Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, income taxes are no longer subject to Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The Company will adopt FIN 48 as of January 1, 2007, as required. The Company has not determined the effect, if any, the adoption of FIN 48 will have on its financial position and results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands the level of disclosures regarding fair value. SFAS 157 also emphasizes that fair value is a market-based measurement rather than an entity-specific measurement. The Company currently does not expect SFAS 157 to have a material effect on its financial position when adopted as required on January 1, 2008.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). SFAS 158 requires a company to recognize the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in its statement of financial position and to recognize changes in the funded status of those plans in the year in which the changes occur through comprehensive income. SFAS 158 also requires that defined benefit plan assets and liabilities be measured as of the date of a company’s fiscal year-end statement of financial position, effective for the Company as of December 31, 2008. SFAS 158 does not, however, change the basic approach to measuring plan assets, benefit obligations or annual net periodic benefit costs. These issues are expected to be addressed by the FASB at a later date. The Company expects that the adoption of SFAS 158, effective December 31, 2006, will have a significant effect on its net assets at that date, although the amount cannot be quantified until year-end. At December 31, 2005, the Company had recognized in its financial statements a long-term prepaid pension asset of $133,976,000 and pension liabilities of $7,939,000, determined in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (SFAS 87). However, the net funded status of all defined benefit pension plans at December 31, 2005 was a liability of approximately $18,955,000. Under SFAS 158, the Company would derecognize its long-term prepaid pension assets relating to its underfunded plans and adjust its liability for those plans through a charge to accumulated other elements of comprehensive income.
Note 3: Acquisitions, Dispositions and Acquisition Integration Costs
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
     During the first nine months of 2006, the Company has obtained preliminary information relating to the fair value of the assets and liabilities existing at the acquisition date for purposes of allocating the purchase price in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. As a result of incorporating this information into its initial purchase price allocation, goodwill associated with this acquisition has been decreased by $29,324,000 since December 31, 2005 to approximately $71,999,000 at September 30, 2006. The Company is continuing to review the information received and expects to further refine the purchase price allocation during the fourth quarter of 2006.
     In connection with the integration of the Dresser Acquired Businesses into the V&M segment, a total of $22,760,000 in integration costs were recognized in the first nine months of 2006, of which approximately $10,525,000 relate to non-cash impairment charges for goodwill, fixed assets and other assets at certain legacy locations of the Company that are in the process of being closed or otherwise being impacted by the integration. The components of the total integration costs are as follows (dollars in thousands):

Nine Months Ended
September 30,
2006
Non-cash asset impairment charges	$10,525
Employee severance	4,066
Stay bonuses and employee relocation costs	1,314
Plant rearrangement and other integration costs	6,855

Total	$22,760

     On January 3, 2006, the Company acquired the assets and liabilities of Caldon Company for approximately $13,089,000 in cash. The acquisition of Caldon added a new ultrasonic flow measurement product line to the existing flow measurement products in the V&M segment. Caldon’s results are included in the Company’s consolidated financial statements for the period subsequent to the acquisition date. A preliminary purchase price allocation for Caldon resulted in goodwill of approximately $5,794,000 at September 30, 2006, most of which will be deductible for income tax purposes. The purchase price is subject to adjustment as the Company is awaiting information related to the value of Caldon’s intangible assets.
     On August 25, 2006, the Company acquired certain assets of a Norwegian company for a cash payment of $1,200,000 at closing plus additional consideration. The assets acquired are complementary to the Company’s existing measurement product offerings in the V&M segment.
Note 4: Stock-Based Compensation
     As described more fully in Note 9 of the Company’s Notes to Consolidated Financial Statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2005, the Company has grants outstanding under four equity compensation plans, only one of which, the 2005 Equity Incentive Plan (2005 EQIP), is currently available for future grants of equity compensation awards to employees and non-employee directors. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Consolidated Condensed Results of Operations statement for the three and nine months ended September 30, 2005, except with respect to the amortization of the intrinsic value of restricted stock unit grants totaling $499,000 and $1,495,000, respectively. Options granted under the Company’s equity compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant and all terms were fixed. Accordingly, no expense was recognized under APB Opinion No. 25. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three and nine months ended September 30, 2006 included: (a) compensation cost related to all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Financial Accounting Standards Board Statement 123, Accounting for Stock-Based Compensation (SFAS 123), and (b) compensation cost related to all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Additionally, there was no material cumulative effect of adopting SFAS 123(R) at January 1, 2006.
     Stock-based compensation expense recognized during the three and nine months ended September 30, 2006 under the provisions of SFAS 123(R) totaled $4,593,000 and $15,988,000, respectively, of which $1,947,000 and $7,786,000 are related to outstanding restricted and deferred stock unit grants and $2,646,000 and $8,202,000 are related to unvested outstanding stock option grants, respectively. Accordingly, the Company’s income before income taxes, net income, basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2006 were lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25 as follows (dollars in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Decrease in	2006	2006
Income before income taxes	$2,646	$8,202
Net income	1,671	5,282
Earnings per share:
Basic	$0.01	$0.05

Diluted	$0.01	$0.05

     The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s equity compensation plans. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods. Amounts shown are in thousands, except per share data, which has been revised to reflect the 2-for-1 stock split effective December 15, 2005.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net income, as reported	$49,218	$116,440
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax	(2,779)	(8,095)

Pro forma net income	$46,439	$108,345

Earnings per share:
Basic — as reported	$0.44	$1.06

Basic — pro forma	$0.41	$0.99

Diluted — as reported	$0.43	$1.05

Diluted — pro forma	$0.40	$0.98

Stock Option Awards —
     Options with terms of seven years are granted to officers of the Company under the 2005 EQIP plan at a fixed exercise price equal to the fair value of the Company’s common stock on the date of grant. The options vest in one-third increments each year on the anniversary date following the date of grant, based on continued employment. Grants made in previous years to officers and other key employees under the Long-Term and Broad-Based Incentive Plans provide similar terms, except that the options terminate after ten years rather than seven.

     A summary of option activity under the Company’s stock compensation plans as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

	Number of Shares
	2005 Equity	Broad-Based	Long-term	Non-employee
	Incentive Plan	Incentive Plan	Incentive Plan	Director Plan	Total All Plans
Stock options outstanding at December 31, 2005	1,519,139	1,104,986	3,755,796	276,154	6,656,075
Options granted	46,000	—	—	—	46,000
Options forfeited	—	(17,399)	(3,666)	—	(21,065)
Options expired	—	—	(1,000)	(12,000)	(13,000)
Options exercised	(65,924)	(282,504)	(972,547)	(84,000)	(1,404,975)

Stock options outstanding at September 30, 2006	1,499,215	805,083	2,778,583	180,154	5,263,035
Options vested at September 30, 2006 or expected to vest in the future	1,484,795	804,621	2,772,597	180,154	5,242,167
Options exercisable at September 30, 2006	310,215	673,440	1,439,342	180,154	2,603,151

	Other Information
	2005 Equity	Broad-Based	Long-term	Non-employee
	Incentive Plan	Incentive Plan	Incentive Plan	Director Plan	Total All Plans
Stock based compensation cost not yet recognized under the straight-line method (dollars in thousands)	$7,464	$206	$3,292	$—	$10,962

Weighted-average remaining expense recognition period (in years)	1.22	0.35	0.45	—	0.79

Weighted-average exercise prices for stock options —
Outstanding at December 31, 2005	$35.75	$22.85	$25.55	$26.95	$27.49
Options granted during the nine months ended September 30, 2006	$42.99	$—	$—	$—	$42.99
Options forfeited during the nine months ended September 30, 2006	$—	$22.55	$21.47	$—	$22.36
Options expired during the nine months ended September 30, 2006	$—	$—	$28.28	$32.44	$32.12
Options exercised during the nine months ended September 30, 2006	$36.92	$22.52	$28.00	$30.77	$27.49
Outstanding at September 30, 2006	$35.91	$22.98	$24.70	$24.80	$27.63
Vested at September 30, 2006 or expected to vest in the future	$35.90	$22.98	$24.70	$24.80	$27.61
Exercisable at September 30, 2006	$32.75	$23.21	$25.51	$24.80	$25.73

Weighted-average remaining contractual term for stock options (in years) —
Outstanding at September 30, 2006	5.79	5.65	5.11	1.84	5.27
Vested at September 30, 2006 or expected to vest in the future	5.78	5.65	5.11	1.84	5.27
Exercisable at September 30, 2006	4.50	5.39	4.10	1.84	4.33

Aggregate intrinsic value (dollars in thousands) for stock options —
Exercised during the nine months ended September 30, 2006	$1,232	$7,564	$20,137	$1,084	$30,017
Outstanding at September 30, 2006	$18,590	$20,552	$65,607	$4,235	$108,984
Vested at September 30, 2006 or expected to vest in the future	$18,426	$20,540	$65,472	$4,235	$108,673
Exercisable at September 30, 2006	$4,827	$17,056	$32,816	$4,235	$58,934
     During the nine months ended September 30, 2005, a total of 1,311,526 options were granted at a weighted-average fair value of $6.92 per share determined in accordance with the provisions of SFAS 123. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2006, determined in accordance with the provisions of SFAS 123(R), was $11.57 per share. The fair values were estimated using the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2006	2005
Expected life (in years)	3.7	3.0
Risk-free interest rate	4.4%	4.4%
Volatility	27.0%	27.0%
Dividend yield	0.0%	0.0%
Restricted and deferred stock unit awards —
     During 2005, the Company began issuing restricted stock units with no exercise price to key employees in place of stock options. During 2006, grants of restricted stock units were also made to officers in addition to key employees. Approximately 77,110 of the restricted stock unit grants during the nine months ended September 30, 2006, contain performance-based conditions which could result in the actual amount of issuable restricted stock units to be between zero and 154,220 based on the Company’s full-year 2006 financial performance against certain targets. The weighted-average value of the restricted stock units granted during the nine months ended September 30, 2006, was $41.17 per share based on the market value of the Company’s common stock at the date of grant. For the nine months ended September 30, 2005, a total of 339,400 restricted stock units were granted at a weighted-average value of $27.63 per share. The fair value of the restricted stock unit grants is amortized to expense using the straight-line method over the vesting period. The restricted stock units granted to officers during the nine months ended September 30, 2006 generally provide for 12.5% vesting on each of the first and second anniversaries of the date of grant and a final vesting of 75% on the third anniversary of the date of grant, based on continued employment. Restricted stock units granted to other key employees during the nine months ended September 30, 2006, generally provide for 25% vesting on the second anniversary of the date of grant and a final vesting of 75% on the third anniversary of the date of grant, based on continued employment, whereas restricted stock units granted prior to January 1, 2006, generally provide for 25% vesting on each of the first and second anniversaries of the grant date and a final vesting of 50% on the third anniversary of the grant date, based on continued employment.
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
     A summary of restricted stock unit award activity under the Company’s stock compensation plans as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

	Number of Units
	2005 Equity	Broad-Based	Long-term
	Incentive	Incentive	Incentive	Total All
	Plan	Plan	Plan	Plans
Units outstanding at December 31, 2005	36,500	208,400	84,800	329,700
Units granted	313,460	—	—	313,460
Units forfeited	(4,225)	(2,248)	(3,374)	(9,847)
Units vesting	(2,250)	(54,636)	(21,216)	(78,102)

Units outstanding at September 30, 2006	343,485	151,516	60,210	555,211
Units vested at September 30, 2006 or expected to vest in the future	302,348	150,143	59,658	512,149
Units exercisable at September 30, 2006 (vested and deferred)	35,000	—	—	35,000

	Other Information
	2005 Equity	Broad-Based	Long-term
	Incentive	Incentive	Incentive	Total All
	Plan	Plan	Plan	Plans
Stock-based compensation cost not yet recognized under the straight-line method (dollars in thousands)[1]	$7,487	$2,220	$932	$10,639

Weighted-average remaining expense recognition period (in years)	2.00	0.91	0.92	1.55

Weighted-average remaining contractual term for restricted stock units (in years) —
Outstanding at September 30, 2006	2.00	0.91	0.92	1.55
Vested at September 30, 2006 or expected to vest in the future	2.00	0.90	0.91	1.55
Exercisable at September 30, 2006 (vested and deferred)	—	—	—	—

Aggregate intrinsic value for restricted stock units (dollars in thousands) —
Units vesting during the nine months ended September 30, 2006	$98	$2,341	$908	$3,347
Outstanding at September 30, 2006	$16,594	$7,319	$2,909	$26,822
Vested at September 30, 2006 or expected to vest in the future	$14,607	$7,253	$2,882	$24,742
Exercisable at September 30, 2006 (vested and deferred)	$1,691	$—	$—	$1,691

[1] Additional amount of unrecognized expense if the maximum number of performance-based restricted stock unit grants are made based on the Company’s financial performance against certain targets (dollars in thousands)	$3,151	$—	$—	$3,151
     At September 30, 2006, 4,572,745 shares were reserved for future grants of options, deferred stock units, restricted stock units and other awards. The Company may issue either treasury shares or newly issued shares of its common stock in satisfaction of these awards.
Note 5: Receivables
     Receivables consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Trade receivables	$669,039	$560,638
Other receivables	27,079	23,236
Allowances for doubtful accounts	(9,139)	(9,775)

Total receivables	$686,979	$574,099

Note 6: Inventories
     Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$115,170	$97,035
Work-in-process	291,146	214,730
Finished goods, including parts and subassemblies	707,476	498,938
Other	4,188	3,408

	1,117,980	814,111
Excess of current standard costs over LIFO costs	(49,877)	(37,829)
Allowances	(63,901)	(70,473)

Total inventories	$1,004,202	$705,809

Note 7: Plant and Equipment and Goodwill
     Plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Plant and equipment, at cost	$1,297,487	$1,147,422
Accumulated depreciation	(698,869)	(621,707)

Total plant and equipment	$598,618	$525,715

     Changes in goodwill during the nine months ended September 30, 2006 were as follows (in thousands):

Balance at December 31, 2005	$577,042
Acquisition of Caldon Company and a remaining portion of the Dresser Acquired Businesses by the V&M segment	17,921
Adjustment to goodwill for the Dresser Acquired Businesses by the V&M segment based upon a preliminary purchase price allocation	(29,324)
Impairment associated with a V&M legacy business to be closed	(4,763)
Translation and other	17,329

Balance at September 30, 2006	$578,205

Note 8: Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Trade and other accounts payable	$387,334	$356,395
Progress payments and cash advances from customers	454,304	240,980
Accrued liabilities	344,322	294,144

Total accounts payable and accrued liabilities	$1,185,960	$891,519

     Activity during the nine months ended September 30, 2006 associated with the Company’s product warranty accruals was as follows (in thousands):

Balance	Net	Charges		Balance
December 31,	warranty	against	Translation	September 30,
2005	provisions	accrual	and other	2006
$25,030	13,015	(9,085)	1,008	$29,968

Note 9: Employee Benefit Plans
     Total net benefit expense associated with the Company’s defined benefit pension plans consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$2,026	$1,949	$6,078	$5,848
Interest cost	5,941	5,737	17,823	17,211
Expected return on plan assets	(7,704)	(7,181)	(23,112)	(21,544)
Amortization of prior service cost	(141)	(131)	(422)	(394)
Amortization of losses and other	2,654	2,251	7,962	6,753

Total net benefit expense	$2,776	$2,625	$8,329	$7,874

     Total net benefit expense associated with the Company’s postretirement benefit plans consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$2	$2	$6	$6
Interest cost	395	376	1,185	1,127
Amortization of prior service cost	(102)	(97)	(306)	(291)
Amortization of gains and other	(252)	(239)	(756)	(717)

Total net benefit expense	$43	$42	$129	$125

Note 10: Issuance of Convertible Debentures
     On May 23, 2006, the Company issued $500,000,000 of twenty-year senior convertible debentures, due June 15, 2026, that pay interest semi-annually at a rate of 2.5% on each June 15 and December 15, beginning December 15, 2006 (the 2.5% Convertible Debentures). The Company has the right to redeem the 2.5% Convertible Debentures at any time on or after June 20, 2011, at principal plus accrued and unpaid interest. Holders may require the Company to repurchase all or a portion of the 2.5% Convertible Debentures on June 15 of 2011, 2016 and 2021, or at any time the Company undergoes a fundamental change as defined in the debenture agreement, for principal plus accrued and unpaid interest. Prior to June 15, 2011, holders may also convert their debenture holdings into shares of common stock at an initial conversion price of 14.1328 shares of common stock per $1,000 principal amount, or $70.76 per share, only under the following circumstances:
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
     Holders may also convert the 2.5% Convertible Debentures into shares of common stock at any time on or after June 15, 2011 without meeting the above provisions. In either case involving conversion by the holders, any amount due up to and including the principal amount of the debt and accrued but unpaid interest will be satisfied in cash by the Company. The portion of the conversion value of the debt in excess of principal may, at the option of the Company, be satisfied in either cash or shares of the Company’s common stock. The initial conversion rate is subject to adjustment based on certain specified events or in the event the Company undergoes a fundamental change as defined. As part of the offering of the 2.5% Convertible Debentures, the Company agreed to file a shelf registration statement related to the resale of the debentures and the common stock issuable upon conversion of the debentures within a specified period of time and to have the registration statement become effective and maintain effectiveness during periods specified in the debenture agreement. This registration statement was filed timely by the Company on August 14, 2006. If the registration statement subsequently ceases to be effective, the Company could be subject to liquidated damage payments of up to 0.50% per year on the principal amount of the 2.5% Convertible Debentures, payable on June 15 and December 15 of each year during the period that the registration statement is not effective, as defined in the debenture agreement. The Company plans to use a portion of the proceeds from the offering to repay at maturity, or earlier, the $200,000,000 principal amount of 2.65% Senior Notes due 2007. Immediately following the offering, the Company used approximately $190,220,000 of the proceeds to purchase 4,166,915 shares of the Company’s common stock at an average cost of $45.65 per share. Remaining proceeds from the offering are available for acquisitions, further share repurchases and general corporate uses.

Note 11: Business Segments
     The Company’s operations are organized into three separate business segments — DPS, V&M and CS. Summary financial data by segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
DPS	$556,733	$387,357	$1,467,656	$1,079,128
V&M	305,988	155,690	876,523	424,689
CS	116,071	93,566	322,038	275,469

	$978,792	$636,613	$2,666,217	$1,779,286

Income (loss) before income taxes:
DPS	$92,106	$46,845	$258,361	$116,175
V&M	56,992	27,645	112,347	70,666
CS	10,092	6,898	32,615	16,614
Corporate & other	(18,716)	(8,394)	(59,703)	(30,873)

	$140,474	$72,994	$343,620	$172,582

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
Note 12: Earnings Per Share
     The calculation of basic and diluted earnings per share for each period presented was as follows — dollars and shares in thousands, except per share amounts (prior year amounts have been revised to reflect the 2-for-1 stock split effective December 15, 2005):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$89,285	$49,218	$221,291	$116,440
Add back interest on convertible debentures, net of tax	—	47	10	—

Net income (assuming conversion of convertible debentures)	$89,285	$49,265	$221,301	$116,440

Average shares outstanding (basic)	111,576	112,274	113,845	109,577
Common stock equivalents	1,695	1,497	1,705	1,385
Incremental shares from assumed conversion of convertible debentures	1,913	456	1,761	—

Diluted shares	115,184	114,227	117,311	110,962

Basic earnings per share	$0.80	$0.44	$1.94	$1.06

Diluted earnings per share	$0.78	$0.43	$1.89	$1.05

     Diluted shares and net income used in computing diluted earnings per share have been calculated using the if-converted method for the Company’s 1.75% Convertible Debentures during the period they were outstanding in the nine months ended September 30, 2006 and during the three months ended September 30, 2005. The 1.75% Convertible Debentures were anti-dilutive during the nine months ended September 30, 2005.
     The Company’s 1.5% Convertible Debentures have been included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2006, since the average market price of the Company’s common stock exceeded the conversion value of the debentures during both periods. The Company’s 2.5% Convertible Debentures have not been included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2006, as the conversion price of the debentures was in excess of the average market price of the Company’s common stock for both periods. During the three and nine months ended September 30, 2006, the Company acquired 631,100 and 5,926,815 treasury shares at an average cost of $44.71 and $44.87 per share, respectively. A total of 211,129 and 926,311 treasury shares were issued during the three and nine month periods ended September 30, 2006, respectively, in satisfaction of stock option exercises and vesting of restricted stock units.

Note 13: Comprehensive Income
     The amounts of comprehensive income for the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income per Consolidated Condensed Results of Operations	$89,285	$49,218	$221,291	$116,440
Foreign currency translation gain (loss)[1]	(7,806)	6,431	32,934	(36,324)
Change in fair value of derivatives accounted for as cash flow hedges, net of tax and other	(144)	1	9,538	(4,833)

Comprehensive income	$81,335	$55,650	$263,763	$75,283

[1]	The significant changes in the “Foreign currency translation gain (loss)” relate primarily to the Company’s operations in the United Kingdom, Luxembourg, Norway and Brazil.
     The components of accumulated other elements of comprehensive income at September 30, 2006 and December 31, 2005 were as follows (in thousands):

	September 30,	December 31,
	2006	2005
Amounts comprising accumulated other elements of comprehensive income:
Accumulated foreign currency translation gain	$80,423	$47,489
Accumulated adjustments to record minimum pension liabilities, net of tax	(1,507)	(1,507)
Fair value of derivatives accounted for as cash flow hedges, net of tax and other	1,020	(8,518)

Accumulated other elements of comprehensive income	$79,936	$37,464

Note 14: Contingencies
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
     The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the Compression Systems operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At September 30, 2006, the Company’s consolidated balance sheet included a noncurrent liability of $7,985,000 for environmental matters.
Legal Matters
     As discussed in Environmental Matters above, the Company is engaged in site cleanup at a former manufacturing site in Houston, Texas. In 2001, the Company discovered that contaminated underground water at this site had migrated to an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners. The Company has entered into 21 written agreements with residents over the past four years that obligated the Company to either reimburse sellers in the area for the estimated decline in value due to potential buyers’ concerns over contamination or, in the case of some of these agreements, to purchase the property after an agreed marketing period. Four of these agreements have had no claims made under them as yet. One property purchased by the Company has been exchanged for commercial property of approximately equal value. In addition, the Company has settled eight other property claims by homeowners. The Company entered into these agreements for the purpose of mitigating the potential impact of the disclosure of the environmental issue. It was the Company’s intention to stabilize property values in the affected area to avoid or mitigate future claims. Although the Company has continued to negotiate with homeowners on a case by case basis, the Company no longer offers these agreements in advance of sale. The Company has had expenses and losses of approximately $8,300,000 since 2002 related to the various agreements with homeowners. The Company has filed for reimbursement under an insurance policy purchased specifically for this exposure but has not recognized any potential reimbursement in its consolidated financial statements. The Company’s financial statements at September 30, 2006 reflect an approximate $152,000 liability for its estimated exposure under the outstanding agreements with homeowners. There are approximately 150 homes in the affected area with an estimated aggregate appraised value of $150,000,000. The homeowners that have settled with the Company have no further claims on these properties. An unknown number of these properties have sold with no Company support, but with disclosure of the contamination and, therefore, likely have no further claims. The Company’s remediation efforts are resulting in a lower level of contamination than when originally disclosed to the homeowners. The Company is unable to predict future market values of homes in the affected areas and how potential buyers of such homes may view the underground contamination in making a purchase decision.
     The Company is a named defendant in two lawsuits regarding this contamination. In Valice v. Cooper Cameron Corporation (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), filed as a class action, the plaintiffs claim that the contaminated underground water has reduced property values and threatens the health of the area residents. The complaint filed seeks an analysis of the contamination, reclamation and recovery of actual damages for the loss of property value. The Company is of the opinion that there is no health risk to area residents and that the lawsuit essentially reflects concerns over a possible decline in property value. A preliminary settlement proposal that had been presented to the Court, under which homeowners in the affected area would be indemnified for a loss of property value, if any, due to the contamination upon any sale, attracted insufficient support from members of the putative class due primarily to concern over the period of time this proposed indemnity would be available. The Company and counsel for the putative class are negotiating revised terms of the proposed indemnity. However, there remain significant unresolved issues relating to a settlement of this matter including a fairness opinion rendered by the Court and the ability of the plaintiffs to obtain approval of sufficient numbers of the members of the putative class. The Company cannot, therefore, conclude as to the probability at this point in time whether a revised settlement will be ultimately agreed to and approved. While there remains uncertainty related to the ultimate outcome of this matter, the Company has recorded, as its best estimate, an $8,500,000 liability for this matter as of September 30, 2006.
     The other suit pending regarding this matter, Moldovan v. Cameron International Corporation (165th Jud. Dist. Ct., Harris County, filed October 23, 2006), was filed by six members of the putative Valice class who opted-out of the settlement proposal originally presented in that matter. The complaint filed makes the same claims as those made in the Valice lawsuit and seeks recovery of actual and exemplary damages for the loss of property value.
     The Company believes any potential exposure from existing agreements and any settlement of the pending actions, or, based on its review of the facts and law, any potential exposure from these, or similar, suits will not have a material adverse effect on its financial position or results of operations.
     The Company had been named as a defendant in a suit brought by a purchaser of an option to purchase a parcel of the same former manufacturing site, Silber/I-10 Venture Ltd., f/k/a Rocksprings Ltd. v. Falcon Interests Realty Corp., Cooper Industries Inc. and Cooper Cameron Corporation (212th Judicial District Court, Galveston County, filed August 15, 2002) that alleged fraud and breach of contract regarding the environmental condition of the parcel under option. The parties have settled this matter and the case has been dismissed. Based on the Asset Transfer Agreement pursuant to which Cooper Industries, Inc. (Cooper) spun-off the Company, Cooper has made a claim of approximately $2,500,000 against the Company for reimbursement of its legal fees and settlement costs with respect to this matter. The Company is of the opinion it is not required to make this reimbursement and intends to vigorously defend itself.
     The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At September 30, 2006, the Company’s consolidated balance sheet included a liability of approximately $4,161,000 for such cases, including estimated legal costs.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     In addition to the historical data contained herein, this document includes “forward-looking statements” regarding future market strength, order levels, revenues and earnings of the Company, as well as expectations regarding cash flows, future capital spending and the Company’s ability to issue additional debt or refinance its existing debt, made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those described in forward-looking statements. These statements are based on current expectations of the Company’s performance and are subject to a variety of factors, some of which are not under the control of the Company, which can affect the Company’s results of operations, liquidity or financial condition. Such factors may include overall demand for, and pricing of, the Company’s products; the size and timing of orders; the Company’s ability to successfully execute large subsea projects it has been awarded; the Company’s ability to convert backlog into revenues on a timely and profitable basis; the Company’s ability to successfully implement its capital expenditures program; the impact of acquisitions the Company has made or may make; changes in the price of (and demand for) oil and gas in both domestic and international markets; raw material costs and availability; political and social issues affecting the countries in which the Company does business; fluctuations in currency markets worldwide; and variations in global economic activity. In particular, current and projected oil and gas prices historically have generally affected customers’ spending levels and their related purchases of the Company’s products and services. Additionally, changes in oil and gas price expectations may impact the Company’s financial results due to changes in cost structure, staffing or spending levels. See additional factors discussed in “Factors That May Affect Financial Condition and Future Results” contained herein.
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
THIRD QUARTER 2006 COMPARED TO THIRD QUARTER 2005
Consolidated Results —
     The Company’s net income for the third quarter of 2006 totaled $89.3 million, or $0.78 per diluted share, compared to $49.2 million, or $0.43 per diluted share, in the third quarter of 2005. The results for the third quarter of 2006 include pre-tax charges of $3.6 million, or $0.02 per diluted share, for acquisition integration activities associated with the operations of the Flow Control segment of Dresser, Inc. that were acquired in late 2005 and early 2006 (the Dresser Acquired Businesses).
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment (SFAS 123(R)) using the modified-prospective-transition method. Under SFAS 123(R), stock based compensation expense recognized during the three months ended September 30, 2006 totaled $4.6 million, of which $2.0 million related to outstanding restricted and deferred stock unit grants and $2.6 million related to unvested outstanding stock option grants. There was no material cumulative effect of adopting SFAS 123(R). Prior to January 1, 2006, the Company accounted for stock-based payments under APB Opinion 25, Accounting for Stock-Based Compensation. During the third quarter of 2005, a total of $0.5 million in stock-based compensation expense was recognized related to the amortization of the fair value of restricted stock unit grants. Options granted under the Company’s equity compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant and all terms were fixed, accordingly, no expense was recognized under APB Opinion 25. During 2005, the Company began issuing restricted stock unit grants with no exercise price to key employees in place of stock options and, as more fully described in Note 4 of the Notes to Consolidated Condensed Financial Statements, also made restricted stock unit grants to officers in addition to key employees during the first quarter of 2006, some of which contain performance-based conditions. At September 30, 2006, approximately $11.0 million and $10.6 million of compensation costs remain to be recognized over the next 0.79 and 1.55 years relating to the grant date fair value of unvested stock option grants and unvested restricted stock unit grants, respectively.
Revenues
     Revenues for the third quarter of 2006 totaled $978.8 million, an increase of 53.7% from $636.6 million in the third quarter of 2005. Revenues increased in each of the Company’s segments and across all product lines. The increase was driven primarily by high oil and gas prices, which have led to increased drilling and production activities and demand for new equipment. Entities acquired since the beginning of the third quarter of 2005 accounted for approximately $116.3 million, or 34.0% of the growth in revenues. A discussion of revenue by segment may be found below.

Costs and Expenses
     Cost of sales (exclusive of depreciation and amortization) for the third quarter of 2006 totaled $685.0 million, an increase of 52.3% from $449.8 million in the third quarter of 2005. As a percentage of revenues, cost of sales decreased from 70.7% in the third quarter of 2005 to 70.0% in the third quarter of 2006. The decrease is due primarily to lower warranty costs, primarily caused by the absence of a provision recorded in the third quarter of 2005 related to certain equipment shipped for a project in West Africa, and lower inventory obsolescence provisions, primarily relating to the absence of additional charges taken in the third quarter of 2005 to adjust inventory at DPS to its estimated realizable value (a combined 2.0 percentage-point decrease). This was partially offset by (i) lower product margins on drilling and subsea equipment due largely to an increased number of large project sales in the current period, which typically carry a lower margin as compared to the Company’s traditional product sales (a 1.0 percentage-point increase) and (ii) the impact of the Dresser Acquired Businesses, which historically have incurred a higher cost of sales to revenue ratio than the Company’s legacy businesses (a 0.2 percentage-point increase).
     Selling and administrative expenses for the third quarter of 2006 were $126.8 million, an increase of $32.2 million or 34.0% from $94.6 million in the third quarter of 2005. Acquisitions of new entities in the past year accounted for $12.1 million of the increase. Additionally, with the adoption of SFAS 123(R), effective January 1, 2006, the Company recognized $4.6 million of stock compensation expense in the third quarter of 2006 compared to $0.5 million in the third quarter of 2005. The remainder of the increase is due primarily to higher headcount and other employee-related costs and higher activity levels throughout the Company.
     Depreciation and amortization for the third quarter of 2006 totaled $25.2 million, an increase of $6.4 million, or 34.0%, from $18.8 million for the third quarter of 2005. Newly acquired entities accounted for approximately $2.6 million of the increase with the remaining increase due primarily to higher levels of capital spending.
     Interest income for the third quarter of 2006 was $8.9 million compared to $3.5 million in the third quarter of 2005. The increase of $5.4 million is primarily attributable to higher short-term interest rates and higher invested cash balances due primarily to the issuance of $500 million of convertible debt in May 2006.
     Interest expense for the third quarter of 2006 totaled $6.7 million, an increase of $2.8 million from $3.9 million in the third quarter of 2005. The increase is primarily attributable to the issuance of $500 million of convertible debt in May 2006.
     During the third quarter of 2006, acquisition integration costs totaling $3.6 million were incurred in connection with the integration of the Dresser Acquired Businesses primarily into the operations of the V&M segment. The costs incurred were for employee relocation, plant rearrangement, plant and facility consolidation and other integration costs.
     The income tax provision in the third quarter of 2006 was $51.2 million compared to $23.8 million for the same period in 2005. The effective tax rate for the third quarter of 2006 was 36.4% compared to 32.6% in the third quarter of 2005. The increase in the effective tax rate is primarily attributable to an increased amount of forecasted full-year earnings in higher tax rate jurisdictions.
Segment Results —
DPS Segment

	Quarter Ended
	September 30,		Increase
(dollars in millions)	2006	2005	$	%
Revenues	$556.7	$387.4	$169.3	43.7%
Income before income taxes	$92.1	$46.8	$45.3	96.6%
     Revenues of the DPS segment during the third quarter of 2006 totaled $556.7 million, an increase of 43.7% from $387.4 million in the third quarter of 2005. Sales of drilling products increased 53.4%, surface sales were up 32.0%, subsea equipment sales increased 45.5% and sales of oil, gas and water separation applications were up 45.0%. The increase in drilling sales reflects generally higher demand for new land blowout preventers (BOPs) and increased aftermarket activity as well as the impact of deliveries for certain major drilling projects in the third quarter of 2006. Surface sales increased across all regions due to increased demand for the Company’s products, driven by strong commodity prices and high activity levels. Subsea equipment sales were up in the third quarter of 2006 as compared to the third quarter of 2005 due primarily to deliveries for a large project offshore West Africa. Revenues associated with an oil separation application to be used on a floating offshore storage platform offshore Brazil accounted for the majority of the increase in the oil, gas and water separation application product line.
     Income before income taxes for the third quarter of 2006 totaled $92.1 million, an increase of 96.6% from $46.8 million in the third quarter of 2005. Cost of sales as a percent of revenues declined from 72.4% in the third quarter of 2005 to 70.9% for the comparable period of 2006. The decline is primarily attributable to (i) lower provisions for excess inventory primarily related to the absence of additional charges taken in the third quarter of 2005 to adjust inventory to its estimated realizable value (a 2.3 percentage-point decrease) and (ii) lower warranty costs, primarily related to the absence of a provision in the third quarter of 2005 related to certain equipment shipped for a project in West Africa (a 0.9 percentage-point decrease). This was partially offset by lower margins on drilling and subsea equipment due largely to an increased number of large project sales in the current period which typically carry a lower margin as compared to the Company’s traditional product sales (a 1.6 percentage-point increase).
     Selling and administrative costs in the DPS segment totaled $56.5 million for the third quarter of 2006, an increase of $7.4 million, or 15.1%, compared to the third quarter of 2005. Increased headcount and activity levels in the selling and marketing operations of DPS in order to support the expansion of the business accounted for a majority of the increase in costs.
     Depreciation and amortization expense in DPS for the third quarter of 2006 was $13.5 million as compared to $10.8 million for the third quarter of 2005, an increase of $2.7 million or 25.0%. The increase is due primarily to higher levels of capital spending.
V&M Segment

	Quarter Ended
	September 30,		Increase
(dollars in millions)	2006	2005	$	%
Revenues	$306.0	$155.7	$150.3	96.5%
Income before income taxes	$57.0	$27.6	$29.4	106.2%
     Revenues of the V&M segment for the third quarter of 2006 totaled $306.0 million, an increase of 96.5% from $155.7 million in the third quarter of 2005. Acquisitions accounted for approximately $116.3 million, or 77.3% of the increase. Engineered product sales more than tripled in the third quarter of 2006 compared to the third quarter of 2005. Approximately 92.3% of the increase was attributable to the addition of the Dresser Acquired Businesses in late 2005 and early 2006, with the remainder reflecting higher activity levels due to strong conditions in the energy markets. Sales of distributed products were up 43.4% for the three months ended September 30, 2006, with more than one-half of the increase due to newly acquired entities. The remaining increase reflects strong demand in the U.S. due to increased demand for the Company’s products driven by high commodity prices and rig count levels. Sales of equipment for the process markets increased 95.9%. Approximately 24.0% of the increase was the result of newly acquired entities with the remainder attributable mainly to new liquefied natural gas (LNG) projects internationally.
     Income before income taxes totaled $57.0 million in the third quarter of 2006, an increase of 106.2% from $27.6 million for the comparable period of 2005. Cost of sales as a percent of revenues increased from 65.4% in the third quarter of 2005 to 66.0% in the third quarter of 2006. The increase was due primarily to the Dresser Acquired Businesses, which caused a 3.4 percentage-point increase as these businesses incur a higher cost of sales to revenue ratio than V&M’s legacy businesses. This increase was partially offset by (i) better margins on the segment’s legacy products, primarily engineered and distributed products, which had the effect of lowering the cost of sales to revenue ratio by 2.1 percentage points and (ii) the application of manufacturing overhead and certain other costs to a larger revenue base (a 0.6 percentage-point decrease).
     Selling and administrative expense increased by $15.3 million or 69.3% in the third quarter of 2006 as compared to the third quarter of 2005. Approximately $12.1 million of the increase is attributable to newly acquired entities. The remaining increase was caused by higher headcount levels in the legacy businesses and higher employee incentive costs due to strong business activity levels.
     Depreciation and amortization in the V&M segment increased by $2.7 million in the third quarter of 2006 as compared to the third quarter of 2005. The increase is primarily attributable to newly acquired entities.
     V&M incurred $2.7 million of acquisition integration costs in the third quarter of 2006 as a result of integrating the Dresser Acquired Businesses into the segment’s operations. These costs are described in “Consolidated Results” above.

CS Segment

	Quarter Ended
	September 30,		Increase
(dollars in millions)	2006	2005	$	%
Revenues	$116.1	$93.6	$22.5	24.1%
Income before income taxes	$10.1	$6.9	$3.2	46.3%
     Revenues of the CS segment for the third quarter of 2006 totaled $116.1 million, an increase of 24.1% from $93.6 million in the third quarter of 2005. Gas compression sales increased 30.1%, over one-half of which was attributable to higher shipments of Superior compressors due to strong order rates within the past year and a large shipment to a customer in the Far East during the third quarter of 2006. The remaining increase primarily reflects strong demand for aftermarket parts due to high equipment utilization by customers, which is generating increased equipment servicing needs. Sales of air compression equipment increased 21.8% due mainly to (i) higher shipments of new engineered units and plant air machines, reflecting strong demand for machines designed to meet customers’ air separation needs and (ii) the introduction of new product lines.
     Income before income taxes totaled $10.1 million in the third quarter of 2006, an increase of 46.3% from $6.9 million in the comparable period of 2005. Cost of sales as a percent of revenues increased from 72.1% in the third quarter of 2005 to 75.3% in the third quarter of 2006. The increase was due primarily to (i) a sales mix shift to lower-margin new unit sales as well as low margins on a large shipment to a customer in the Far East (a 1.4 percentage-point increase), (ii) higher subcontract costs due to increased business activity and start-up costs at a new facility (a 1.1 percentage-point increase) and (iii) the impact of higher manufacturing overhead costs which increased at a greater rate than the rate of increase in revenues (a 1.9 percentage-point increase). These increases were partially offset by the impact of quality initiatives and improved inventory management practices, which led to a decrease in warranty, scrap and inventory obsolescence costs (a 1.4 percentage-point decline).
     Selling and administrative expenses declined by $1.4 million in the third quarter of 2006 as compared to the third quarter of 2005.
     Depreciation and amortization expense for the CS segment declined by $0.2 million to $3.1 million in the third quarter of 2006 from $3.3 million in the third quarter of 2005. The decline was mainly attributable to the absence of depreciation expense relating to exiting one of the segment’s facilities during 2005.
     Acquisition integration costs of $0.9 million were incurred by CS during the third quarter of 2006. The costs incurred relate to the relocation of certain CS facilities into one of the locations acquired in connection with the acquisition of the Dresser Acquired Businesses.
Corporate Segment
     The Corporate segment’s loss before income taxes was $18.7 million in the third quarter of 2006 as compared to $8.4 million in the third quarter of 2005. The increase in the segment’s loss before income taxes was due primarily to (i) $4.1 million of additional expense relating to employee stock compensation programs recognized in accordance with SFAS 123(R), which was adopted January 1, 2006, (ii) $1.4 million of additional bonus and other incentive costs mainly related to improvements in the Company’s financial results for the third quarter of 2006 as compared to the third quarter of 2005, (iii) an additional provision of $2.0 million related to environmental contamination at a former manufacturing facility and (iv) other higher employment-related costs, employee travel and higher promotional and marketing costs.
     The increases in interest income and interest expense during the third quarter of 2006 as compared to the same period in 2005 are discussed in “Consolidated Results” above.

ORDERS
     Orders were as follows (dollars in millions):

	Quarter Ended
	September 30,		Increase
	2006	2005	$	%
DPS	$833.3	$595.5	$237.8	39.9%
V&M	297.1	176.0	121.1	68.8
CS	133.0	117.3	15.7	13.4

	$1,263.4	$888.8	$374.6	42.1%

     Orders for the third quarter of 2006 totaled $1,263.4 million, an increase of 42.1% compared to $888.8 million for the third quarter of 2005.
     DPS segment orders for the third quarter of 2006 were $833.3 million, an increase of 39.9% from $595.5 million in the third quarter of 2005. Drilling orders were up 180.1% and surface orders increased 21.4% during the third quarter of 2006 as compared to the third quarter of 2005. These increases were partially offset by a 4.1% decline in subsea orders and a decrease of 30.9% in orders for oil, gas and water separation applications. The increase in drilling orders primarily reflects a number of awards received in the third quarter of 2006 associated with major drilling projects related to higher rig construction activity as compared to only one major project award in the third quarter of 2005. Surface orders showed increases in all regions except Latin America due to increased demand for the Company’s products driven by higher activity levels and high commodity prices. The decline in orders for oil, gas and water separation applications is mainly attributable to a $56 million project award received in the third quarter of 2005 relating to equipment for use on a floating offshore storage platform offshore Brazil. The absence of a similar-sized significant order in 2006 was partially offset by a large award received in the third quarter of 2006 for a water treatment application in Canada as well as a general increase in activity levels due to high commodity prices.
     Third quarter 2006 orders in the V&M segment were $297.1 million, an increase of 68.8% compared to orders of $176.0 million in the third quarter of 2005. Newly acquired entities accounted for $106.9 million, or 88.3% of the increase. Engineered product line orders nearly tripled in the third quarter of 2006 as compared to the third quarter of 2005. The addition of the Dresser Acquired Businesses accounted for approximately 93.7% of the increase with the remaining increase due to higher demand in the segment’s legacy operations resulting from increased demand for the Company’s products driven by higher commodity prices. Orders for distributed products grew by 5.1% in the third quarter of 2006 as compared to the same period in 2005. Absent the impact of newly acquired entities, distributed product orders were down 13.7% as weakness in the Canadian markets more than offset higher demand in the United States. Process equipment orders increased 87.0% with newly acquired entities accounting for 41.6% of the increase. The remaining increase was primarily attributable to new LNG projects internationally.
     Orders in the CS segment for the third quarter 2006 totaled $133.0 million, an increase of 13.4% from $117.3 million in the third quarter of 2005. Orders in the gas compression market decreased 5.2% due primarily to a large order in the third quarter of 2005 from a major customer for Ajax units. There were no comparable large orders for this product line in the third quarter of 2006. Partially offsetting this were higher international orders for Superior compressors and higher parts orders compared to the prior year quarter. Orders in the air compression market increased 37.1% due mainly to strong worldwide demand for engineered machines designed to meet customers’ air and gas separation needs.
NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005
Consolidated Results —
     The Company’s net income for the nine months ended September 30, 2006 totaled $221.3 million, or $1.89 per diluted share, compared to $116.4 million, or $1.05 per diluted share, in the nine months ended September 30, 2005. The results for the first nine months of 2006 include (i) pre-tax charges of $22.8 million, or $0.12 per diluted share, for acquisition integration costs associated with the Dresser Acquired Businesses that were purchased in late 2005 and early 2006, (ii) pre-tax foreign currency gains of $11.0 million, or $0.06 per diluted share, primarily relating to short-term intercompany loans made to certain of the Company’s European subsidiaries in connection with the acquisition of the Dresser Acquired Businesses and (iii) a pre-tax charge of $8.5 million, or $0.05 per diluted share, for a class action lawsuit related to environmental contamination at a former manufacturing facility (see Note 14 of the Notes to Consolidated Condensed Financial Statements).

     The Company recognized $16.0 million of stock-based compensation expense during the nine months ended September 30, 2006, of which $7.8 million related to outstanding restricted and deferred stock unit grants and $8.2 million related to unvested outstanding stock option grants. Prior to January 1, 2006, the Company accounted for stock-based payments under APB Opinion 25. During the first nine months of 2005, a total of $1.5 million in stock-based compensation expense was recognized related to the amortization of the fair value of restricted stock unit grants. Accordingly, as a result of adopting SFAS 123(R), the Company’s income before income taxes and earnings per diluted share were $8.2 million and $0.05 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25.
Revenues
     Revenues for the nine months ended September 30, 2006 totaled $2,666.2 million, an increase of 49.8% from $1,779.3 million for the nine months ended September 30, 2005. Revenues increased in each of the Company’s segments and across all product lines. The increase was driven primarily by high oil and gas prices, which have led to increased drilling and production activities and demand for new equipment. Entities acquired since the beginning of 2005 accounted for approximately $369.0 million, or 41.6% of the growth in revenues. A discussion of revenue by segment may be found below.
Costs and Expenses
     Cost of sales (exclusive of depreciation and amortization) for the first nine months of 2006 totaled $1,852.9 million, an increase of 44.8% from $1,280.0 million in the first nine months of 2005. As a percentage of revenues, cost of sales decreased from 71.9% in the first nine months of 2005 to 69.5% in the comparable period of 2006. The decrease is due primarily to (i) a mix shift and the impact of price increases in excess of costs on DPS and V&M legacy products (a 0.7 percentage-point decrease), (ii) lower inventory obsolescence provisions in 2006 as 2005 included a $7.8 million charge related to a change in the estimated recovery value of certain slow-moving inventory (a 0.6 percentage-point decrease), (iii) lower warranty costs, largely attributable to a favorable settlement of a warranty issue on a subsea project, which reduced warranty expense by $9.9 million in the first nine months of 2006, including a $3.6 million reduction in the liability recorded in the first nine months of 2006 (a 0.6 percentage-point decrease) and (iv) the application of manufacturing overhead and other costs to a larger revenue base (a 2.3 percentage-point decrease). These decreases were partially offset by the addition of the Dresser Acquired Businesses, which caused a 1.6 percentage-point increase as these businesses incur a higher cost of sales to revenue ratio than the Company’s legacy businesses.
     Selling and administrative expenses for the first nine months of 2006 were $377.0 million, an increase of $108.2 million or 40.2% from $268.8 million in the first nine months of 2005. Acquisitions of new entities in the past year accounted for $49.1 million of the increase. Additionally, with the adoption of SFAS 123(R), effective January 1, 2006, the Company recognized $16.0 million of stock-based compensation expense in the first nine months of 2006 compared to $1.5 million in the first nine months of 2005. During the first nine months of 2006, the Company also recognized an $8.5 million charge for a class action lawsuit related to environmental contamination at a former manufacturing facility. The remainder of the increase is attributable to higher headcount levels, higher employee incentive costs and other cost increases associated with the expansion of the business.
     Depreciation and amortization for the first nine months of 2006 totaled $72.4 million, an increase of $14.9 million or 26.0%, from $57.5 million for the first nine months of 2005. The increase is primarily attributable to newly acquired entities and higher levels of capital spending.
     Interest income for the first nine months of 2006 was $16.7 million compared to $8.7 million in the first nine months of 2005. The increase of $8.0 million is primarily attributable to higher short-term interest rates and higher invested cash balances due primarily to the issuance of $500 million of convertible debt in May 2006 and positive operating cash flows.
     Interest expense for the first nine months of 2006 totaled $14.2 million, an increase of $5.2 million from $9.0 million for the first nine months of 2005. Approximately $4.4 million of the increase is attributable to the issuance of $500 million of convertible debt in May 2006.
     During the first nine months of 2006, acquisition integration costs totaling $22.8 million were incurred in connection with the integration of the Dresser Acquired Businesses primarily into the operations of the V&M segment. Approximately $10.5 million of the costs relate to non-cash asset impairment charges and $4.0 million relates to employee severance at a legacy facility being closed as a result of the acquisition. The remaining costs are for employee stay bonuses, employee relocation, plant rearrangement, plant and facility consolidation and other integration costs (see Note 3 of the Notes to Consolidated Condensed Financial Statements).

     The income tax provision in the first nine months of 2006 was $122.3 million compared to $56.1 million for the first nine months of 2005. The effective tax rate for the first nine months of 2006 was 35.6% compared to 32.5% in the first nine months of 2005. The increase in the effective tax rate is primarily attributable to an increased amount of forecasted full-year earnings in higher tax rate jurisdictions.
Segment Results —
DPS Segment

	Nine Months Ended
	September 30,		Increase
(dollars in millions)	2006	2005	$	%
Revenues	$1,467.7	$1,079.1	$388.6	36.0%
Income before income taxes	$258.4	$116.2	$142.2	122.4%
     DPS segment revenues for the nine months ended September 30, 2006 totaled $1,467.7 million, an increase of 36.0% compared to $1,079.1 million during the nine months ended September 30, 2005. Sales of drilling products increased 37.9%, surface sales were up 37.7%, subsea equipment sales increased 35.8% and sales of oil, gas and water separation applications were up 19.6%. The increase in drilling sales reflects generally higher demand for BOPs and increased aftermarket activity as well as the impact of deliveries for certain major drilling projects in the first nine months of 2006 as compared to the same period in 2005 which had no major project deliveries. Surface sales increased across all regions due to increased demand for the Company’s products driven by strong commodity prices and record high backlog levels. Subsea equipment sales were up in the first nine months of 2006 as compared to the first nine months of 2005 due primarily to large projects offshore West Africa. Revenues associated with an oil separation application to be used on a floating offshore storage platform offshore Brazil accounted for the majority of the increase in the oil, gas and water separation application product line.
     Income before income taxes for the first nine months of 2006 totaled $258.4 million, an increase of 122.4% from $116.2 million in the first nine months of 2005. Cost of sales as a percent of revenues declined from 73.4% in the nine months ended September 30, 2005 to 69.3% for the comparable period of 2006. The reduction was due primarily to (i) price increases in excess of raw material cost increases (a 0.6 percentage-point decrease), (ii) lower warranty costs, driven largely by the favorable settlement of a warranty issue on a subsea project, which reduced warranty expense in the first nine months of 2006 compared to the first nine months of 2005 by $9.9 million, including a $3.6 million reduction in the warranty liability recorded in the first nine months of 2006 (a 1.0 percentage-point decrease), (iii) lower inventory obsolescence provisions in 2006 as 2005 included a $7.8 million charge related to a change in the estimated recovery value of certain slow-moving inventory (a 0.8 percentage-point decrease) and (iv) the application of manufacturing overhead to a larger revenue base (a 1.6 percentage-point decrease).
     Selling and administrative expenses for the first nine months of 2006 totaled $155.6 million, an increase of $17.3 million or 12.5%, from $138.3 million for the first nine months of 2005. Increased headcount and activity levels in the selling and marketing operations of DPS in order to support the expansion of the business accounted for a majority of the increase in costs.
     Depreciation and amortization expense for the first nine months of 2006 was $36.6 million as compared to $32.6 million for the first nine months of 2005, an increase of $4.0 million or 12.3%. The increase is primarily attributable to higher capital spending since the beginning of 2005.
V&M Segment

	Nine Months Ended
	September 30,		Increase
(dollars in millions)	2006	2005	$	%
Revenues	$876.5	$424.7	$451.8	106.4%
Income before income taxes	$112.3	$70.7	$41.6	59.0%
     Revenues of the V&M segment for the first nine months of 2006 totaled $876.5 million, an increase of 106.4% from $424.7 million for the same period in 2005. Acquisitions accounted for approximately $369.0 million, or 81.7% of the increase. Engineered product line sales more than tripled in the first nine months of 2006 as compared to the first nine months of 2005. Approximately 89.4% of the increase was attributable to the addition of the Dresser Acquired Businesses in late 2005 and early 2006, with the remainder primarily reflecting increased demand for the Company’s products driven by higher activity levels in the United States due to strong conditions in the energy markets. Sales of distributed products were up 45.2% for the nine months ended September 30,

2006. Approximately 38.8% of the increase was due to newly acquired entities with the remainder caused by strong demand in the segment’s legacy businesses due to high commodity prices and rig count levels. Sales of equipment for the process markets increased 64.1%. Approximately 45.7% of the increase was the result of newly acquired entities with the remainder attributable mainly to new LNG projects internationally
     Income before income taxes totaled $112.3 million in the first nine months of 2006, an increase of approximately 59.0% from $70.7 million in the first nine months of 2005. Cost of sales as a percent of revenues increased from 67.1% in the first nine months of 2005 to 69.2% in the first nine months of 2006. The increase was due primarily to the Dresser Acquired Businesses, which caused a 7.4 percentage-point increase as these businesses incur a higher cost of sales to revenue ratio than V&M’s legacy businesses. This increase was partially offset by (i) favorable pricing and a mix shift in the first nine months of 2006 to higher-margin process valve and aftermarket sales, which had a combined effect of lowering the cost of sales to revenue ratio by 2.5 percentage points and (ii) the application of manufacturing overhead to a larger revenue base on the segment’s legacy operations, which positively impacted this ratio by approximately 2.7 percentage points.
     Selling and administrative expenses for V&M increased $54.4 million, or 93.0%, in the first nine months of 2006 as compared to the same period in the prior year. Approximately $49.1 million of the increase was due to entities acquired in late 2005 and early 2006. The remaining increase was caused by higher headcount levels in the legacy businesses and higher employee incentive costs due to strong business activity levels.
     Depreciation and amortization in the V&M segment increased by $12.3 million in the first nine months of 2006 to $23.0 million from $10.7 million in the comparable period in 2005. The increase is primarily attributable to newly acquired entities.
     V&M incurred $21.8 million of acquisition integration costs in the first nine months of 2006 as a result of integrating the Dresser Acquired Businesses into the segment’s operations. These costs are described in “Consolidated Results” above.
CS Segment

	Nine Months Ended
	September 30,		Increase
(dollars in millions)	2006	2005	$	%
Revenues	$322.0	$275.5	$46.5	16.9%
Income before income taxes	$32.6	$16.6	$16.0	96.3%
     Revenues in the CS segment for the nine months ended September 30, 2006 totaled $322.0 million, an increase of 16.9% compared to $275.5 million for the nine months ended September 30, 2005. Gas compression sales increased 19.6%, nearly three-quarters of which was driven by higher demand for new units resulting from strong natural gas prices and higher backlog levels at the beginning of the current year. The remaining increase was the result of increased sales of aftermarket parts. Sales in the air compression market were up 12.7% due mainly to increased demand for engineered units to meet customers’ air and gas separation needs.
     Income before income taxes totaled $32.6 million in the first nine months of 2006, an increase of 96.3% from $16.6 million in the comparable period of 2005. Cost of sales as a percent of revenues increased from 73.4% in the first nine months of 2005 to 73.6% in the comparable period of 2006. Rising material costs in excess of price increases as well as increased subcontract costs due to higher volume levels contributed to a 2.4 percentage-point increase in the ratio of cost of sales to revenues. This impact was mostly offset by the application of relatively fixed manufacturing overhead costs to a larger revenue base, which decreased the ratio of cost of sales to revenue by approximately 2.3 percentage points.
     Selling and administrative costs declined $2.1 million, or 5.0%, in the first nine months of 2006 as compared to the same period in the prior year. The decline was primarily attributable to the absence of certain restructuring costs incurred during 2005 related to one of the segment’s facilities.
     Depreciation and amortization expense for the CS segment declined by $3.0 million, or 23.8%, to $9.6 million in the first nine months of 2006 from $12.6 million during the comparable period of 2005. The decline was mainly attributable to (i) assets which became fully depreciated over the past year, (ii) the absence of depreciation expense relating to exiting one of the segment’s facilities during 2005 and (iii) the absence of a $1.8 million write-down recorded in the first nine months of 2005 associated with the retirement of various plant and equipment relating to a plant consolidation within the segment.

     Acquisition integration costs of $1.0 million were incurred by CS during the first nine months of 2006. The costs incurred relate to the relocation of certain CS facilities into one of the locations acquired in connection with the acquisition of the Dresser Acquired Businesses.
Corporate Segment
     The Corporate segment’s loss before income taxes totaled $59.7 million for the first nine months of 2006 as compared to $30.9 million in the first nine months of 2005. Included in the loss for the first nine months of 2006 was a foreign currency gain of $7.7 million relating primarily to short-term intercompany loans made to the Company’s European subsidiaries in connection with the acquisition of the Dresser Acquired Businesses in late 2005. More than offsetting this gain were additional selling and administrative costs of $38.6 million consisting primarily of (i) $14.5 million of additional expense relating to employee stock compensation programs, recognized in accordance with SFAS 123(R), which was adopted January 1, 2006, (ii) higher litigation expenses in the first nine months of 2006 due to an $8.5 million charge for a class action lawsuit related to environmental contamination at a former manufacturing facility and (iii) $6.9 of additional bonus and other payments to employees mainly related to improvements in the Company’s financial results for the first nine months of 2006 compared to the same period in 2005. The remaining increase primarily relates to other higher employment-related costs, employee travel and other promotional and marketing costs.
     Depreciation and amortization in the Corporate segment increased by $1.6 million to $3.2 million for the nine months ended September 30, 2006 compared to $1.6 million for the nine months ended September 30, 2005. The increase was due primarily to higher levels of capital spending.
     The increases in interest income and interest expense during the nine months ended September 30, 2006 as compared to the same period in 2005 are discussed in “Consolidated Results” above.
ORDERS & BACKLOG
     Orders were as follows (dollars in millions):

	Nine Months Ended
	September 30,		Increase
	2006	2005	$	%
DPS	$2,487.6	$1,840.7	$646.9	35.1%
V&M	973.0	482.2	490.8	101.8
CS	397.7	352.8	44.9	12.7

	$3,858.3	$2,675.7	$1,182.6	44.2%

     Orders for the first nine months of 2006 were $3,858.3 million, an increase of 44.2% from $2,675.7 million for the first nine months of 2005.
     DPS segment orders for the first nine months of 2006 totaled $2,487.6 million, an increase of 35.1% compared to $1,840.7 million for the first nine months of 2005. Drilling orders were up 264.1% and surface orders increased 23.8% during the first nine months of 2006 as compared to the first nine months of 2005. These increases were partially offset by a 35.3% decline in subsea orders and a decrease of 5.3% in orders for oil, gas and water separation applications. The increase in drilling orders primarily reflects a thirteen-fold increase in the amount of awards received associated with major drilling projects resulting from higher rig construction activity. Surface orders showed double digit increases in all regions except Latin America due to increased demand for the Company’s products driven by higher activity levels and high commodity prices. The decline in subsea orders primarily reflects the absence in the first nine months of 2006 of a $350.0 million award received in the second quarter of 2005 for a project in the West African market. The decline in orders for oil, gas and water separation applications is mainly attributable to a $56.0 million project award received in the first nine months of 2005 relating to equipment for use on a floating offshore storage platform offshore Brazil. The absence of a similar-sized significant order in 2006 was partially offset by other large awards received in the first nine months of 2006 for oil and water separation applications in Canada, the Middle East and the Far East and a general increase in activity levels due to high commodity prices.
     The V&M segment had orders of $973.0 million in the first nine months of 2006, more than double the order level of $482.2 million in the comparable period of 2005. Acquisitions accounted for approximately $337.9 million, or 68.8% of the increase. Engineered product line orders increased 176.8% in the first nine months of 2006 as compared to the first nine months of 2005. The addition of the Dresser Acquired Businesses accounted for approximately 86.4% of the increase with the remaining increase due to higher demand from the segment’s legacy operations driven by higher commodity prices. Orders for distributed products increased 39.4% in the nine months ended September 30, 2006 as compared to the same period in 2005 with newly acquired entities accounting for 37.7% of the gain. The remaining increase reflects increased market activity in the segment’s legacy operations due to higher commodity prices and higher rig count levels. Process equipment orders more than doubled in the first nine months of 2006 with newly acquired entities accounting for 35.4% of the increase. The remaining increase in orders was primarily attributable to new LNG projects internationally.
     Orders taken by the CS segment in the first nine months of 2006 totaled $397.7 million, an increase of 12.7% from $352.8 million for the first nine months of 2005. Orders in the gas compression market were up 2.7% primarily due to higher demand for aftermarket parts and an increase in demand internationally for Superior compressors. This increased demand more than offset a decline in orders for Ajax units from the high levels recorded in the first nine months of 2005. Orders in the air compression market were up 25.7%, driven mainly by a 41.1% increase in demand for engineered units designed primarily to meet customers’ air separation needs.
     Backlog was as follows (dollars in millions):

	September 30,	December 31,
	2006	2005	Increase
DPS	$2,535.1	$1,503.6	$1,031.5
V&M	598.2	469.0	129.2
CS	255.2	183.2	72.0

	$3,388.5	$2,155.8	$1,232.7

Liquidity and Capital Resources
     The Company’s cash and cash equivalents increased by $357.7 million to $719.7 million at September 30, 2006 compared to $362.0 million at December 31, 2005. The main reasons for the increase were the issuance of $500.0 million of convertible debt in May 2006, positive cash flow from operations for the nine months ended September 30, 2006, totaling $210.2 million and proceeds from stock option exercises of $38.5 million. These cash inflows were used to purchase more than 5.9 million shares of treasury stock since the beginning of the year at a cost of $265.9 million, or $44.87 per share, for capital expenditures of $108.9 million and for acquisitions totaling $35.9 million.
     During the first nine months of 2006, the Company generated $210.2 million of cash from operations as compared to $283.8 million for the same period in 2005. The primary reason for the decrease was the need for increased working capital during the first nine months of 2006 as a result of the record level of backlog at September 30, 2006 and the 44.2% increase in orders for the nine months ended September 30, 2006 as compared to the same period in the prior year. The increased level of cash utilized for working capital was partially offset by higher levels of earnings and adjustments to earnings for non-cash charges to arrive at net cash provided by operations during the first nine months of 2006 as compared to the first nine months of 2005.
     During the first nine months of 2006, net income was $221.3 million, an increase of $104.9 million from $116.4 million in the first nine months of 2005. The factors leading to this increase in earnings were discussed previously. Additionally certain adjustments to net income to arrive at net cash provided by operating activities such as depreciation, amortization, stock-based compensation expense, asset write-offs, provisions for deferred income taxes and other items totaled $150.9 million for the first nine months of 2006, an increase of $68.2 million from $82.7 for the first nine months of 2005. Increased levels of working capital consumed $161.9 million during the nine months ended September 30, 2006. For the nine months ended September 20, 2005, working capital reductions contributed $84.6 million to cash flow from operations. During the first nine months of 2006, $80.3 million of cash was utilized in connection with an increase in receivables attributable to higher sales volume levels. An increase in inventories needed to meet growing customer demands, as demonstrated by high order and backlog levels, consumed $277.7 million of cash in the first nine months of 2006. A $25.4 million increase in deposits with vendors and higher levels of prepaid expenses due to increased business activity levels were largely responsible for a $40.8 million utilization of cash from other assets and liabilities during the first nine months of 2006. These increased needs for cash were partially offset by higher levels of accounts payable and accrued liabilities at September 30, 2006 as compared to December 31, 2005, mainly due to a $213.3 million increase in progress payments and cash advances during the period. For the nine months ended September 30, 2005, increased levels of accounts payable and accrued liabilities, mainly due to higher levels of progress payments and cash advances, and higher accruals for current income tax liabilities more than offset cash utilized to fund increases in inventory and receivables.
     The Company utilized $134.2 million of cash for investing activities during the first nine months of 2006 compared to $162.5 million during the same period in 2005. Capital spending during the first nine months of 2006 was $108.9 million compared to $43.8 for the same period in 2005. The increased level of spending reflects the Company’s intentions to address capacity issues arising from higher manufacturing levels caused by increased demand from customers. The Company also made two acquisitions during the first quarter of 2006, spending $21.6 million to acquire a remaining business from Dresser Inc. and $13.1 million on the acquisition of Caldon Company, a business which is additive to the Company’s existing flow measurement line of products. Most of the Dresser Acquired Businesses were previously purchased in late 2005. Additionally, a small asset acquisition totaling $1.2 million was made during the third quarter of 2006.
     During the first nine months of 2006, the Company’s financing activities generated $275.2 million of cash compared to $136.4 million generated during the first nine months of 2005. The Company issued $500.0 million of 2.5% twenty-year convertible debentures in May 2006. The Company used the proceeds of this debt offering and existing cash on hand to acquire more than 5.9 million shares of treasury stock at a total cost of $265.9 million during the first nine months of 2006, including $190.2 million which was used for share purchases immediately following the debt offering. Proceeds from stock option exercises and excess tax benefits available to the Company from stock option exercises and vesting of restricted stock units contributed $45.0 million of additional cash proceeds from financing activities during the nine months ended September 30, 2006. During the nine months ended September 30, 2005, the Company generated $136.4 million of cash from financing activities due primarily to $165.5 million in proceeds from stock option exercises offset by (i) $14.8 million used to redeem a portion of the Company’s 1.75% debentures and (ii) $9.4 million relating to the purchase of 164,500 shares of treasury stock.
     In the short-term, future cash flows will be required to fund capital spending for the remainder of the year, currently estimated to be approximately $175.0 million to $185.0 million for the full year of 2006. Additionally, the Company plans to utilize the remaining proceeds from the 2.5% convertible debt offering to repay its Senior Notes, currently totaling $200.0 million face value, upon maturity in April 2007, or earlier.
     On a longer-term basis, the Company has outstanding $238.0 million of 1.5% convertible debentures. Holders of these debentures could require the Company to redeem them beginning in May 2009. Holders of the Company’s newly issued 2.5% convertible debentures could also require the Company to redeem them beginning in June 2011. The Company believes, based on its current financial condition, existing backlog levels and current expectations for future market conditions, that it will be able to meet its short- and longer-term liquidity needs through additional debt issuances or refinancing or with cash generated from operating activities, existing cash balances on hand and amounts available under its $350.0 million five-year multicurrency revolving credit facility, expiring October 12, 2010, subject to certain extension provisions.
Factors That May Affect Financial Condition and Future Results
     The acquisition of certain businesses of the Flow Control segment of Dresser, Inc. exposes the Company to integration risk.
     The acquisition of certain businesses from Dresser is the largest acquisition the Company has made and will require a substantial amount of integration into V&M’s operations. To the extent this integration takes longer than expected, costs more than expected or does not result in the operational improvement expected, the Company’s financial performance and liquidity may be negatively impacted. Through September 30, 2006, the Company has incurred $22.8 million of costs attributable to the integration of these operations, primarily into the V&M segment.
     The inability of the Company to deliver its backlog on time could affect the Company’s future sales and profitability and its relationships with its customers.
     At September 30, 2006, backlog reached $3.4 billion, a record level for the Company. The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Many of the contracts the Company enters into with its customers require long manufacturing lead times and contain penalty or incentive clauses relating to on-time delivery. A failure by the Company to deliver in accordance with customer expectations could subject the Company to financial penalties or loss of financial incentives and may result in damage to existing customer relationships. Additionally, the Company bases its earnings guidance to the financial markets on expectations regarding the timing of delivery of product currently in backlog. Failure to deliver backlog in accordance with expectations could negatively impact the Company’s financial performance and thus cause adverse changes in the market price of the Company’s outstanding common stock and other publicly-traded financial instruments.

The Company is embarking on a significant capital expansion program.
     In 2006, the Company expects full-year capital expenditures of approximately $175.0 million to $185.0 million to upgrade its machine tools, manufacturing technologies, processes and facilities in order to improve its efficiency and address current and expected market demand for the Company’s products. To the extent this program causes disruptions in the Company’s plants, the Company’s ability to deliver existing or future backlog may be negatively impacted. In addition, if the program does not result in the expected efficiencies, future profitability may be negatively impacted.
Execution of subsea systems projects exposes the Company to risks not present in its surface business.
     This market is significantly different from the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and in some cases, new technology. These projects accounted for approximately 9.4% of total revenues in the first nine months of 2006. To the extent the Company experiences difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted. As of September 30, 2006, the Company had a subsea systems backlog of approximately $424.7 million.
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

     In connection with the acquisition of the Dresser Acquired Businesses in late 2005 and early 2006, the Company entered into a number of short-term loans between certain wholly-owned subsidiaries to finance the acquisition cost and working capital needs of certain of Dresser’s international operations. Due to a significant weakening of the U.S. dollar in the second quarter of 2006, the Company recognized a significant currency gain relating to these euro-denominated loans made by a United States-based entity. Except for this impact in the second quarter of 2006, the Company’s gain or loss on foreign currency dominated transactions in other periods has not been material.
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
     Additionally, SFAS 87 requires the recognition of a minimum pension liability to the extent the assets of the plans are below the accumulated benefit obligation of the plans. In order to avoid recognizing this minimum pension liability, the Company contributed approximately $5.0 million to its pension plans during the first nine months of 2006, $13.7 million in 2005, $18.2 million in 2004 and $18.7 million in 2003. If the Company’s pension assets perform poorly in the future or interest rates decrease, the Company may be required to recognize a minimum pension liability in the future or fund additional amounts to the pension plans.
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
     Foreign Currency Exchange Rates
     As described more fully under “Factors That May Affect Financial Condition and Future Results — Fluctuations in worldwide currency markets can impact the Company’s profitability” above, the Company has short-term intercompany loans and intercompany balances outstanding at September 30, 2006 denominated in currencies different from the functional currency of at least one of the parties. These transactions subject the Company’s financial results to risk from changes in foreign currency exchange rates. Other than the second quarter of 2006, these amounts had not resulted in recognition of a material foreign currency gain or loss due to fluctuations in the applicable exchange rates.
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
     In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into forward foreign currency exchange contracts to hedge specific large anticipated receipts in currencies for which the Company does not traditionally have fully offsetting local currency expenditures. The Company was party to a number of long-term foreign currency forward contracts at September 30, 2006. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea or drilling contracts involving the Company’s United States operations and its wholly-owned subsidiary in the United Kingdom. Information relating to the contracts and the fair value recorded in the Company’s Consolidated Balance Sheet at September 30, 2006 follows:

	Year of Contract Expiration
(amounts in millions except exchange rates)	2006	2007	2008	2009	Total
Sell USD/Buy GBP:
Notional amount to sell (in U.S. dollars)	$28.4	$65.4	$11.0	$2.6	$107.4
Average GBP to USD contract rate	1.8113	1.8091	1.8039	1.7989	1.8089
Average GBP to USD forward rate at September 30, 2006	1.8736	1.8744	1.8718	1.8693	1.8738

Fair value at September 30, 2006 in U.S. dollars					$3.8

Buy Euro/Sell GBP:
Notional amount to buy (in euros)	7.6	16.0	0.9	—	24.5
Average GBP to EUR contract rate	1.4027	1.3902	1.3693	1.3450	1.3933
Average GBP to EUR forward rate at September 30, 2006	1.4734	1.4631	1.4464	1.4262	1.4657

Fair value at September 30, 2006 in U.S. dollars					$(1.6)

Buy NOK/Sell GBP:
Notional amount to buy (in Norwegian krone)	7.7	20.7	0.6	—	29.0
Average GBP to NOK contract rate	11.3641	11.2999	11.2173	—	11.3152
Average GBP to NOK forward rate at September 30, 2006	12.1998	12.1110	11.9940	—	12.1321

Fair value at September 30, 2006 in U.S. dollars					$(0.3)

Buy Euro/Sell USD:
Notional amount to buy (in euros)	17.0	20.3	6.2	—	43.5
Average EUR to USD contract rate	1.2697	1.2846	1.2974	—	1.2806
Average EUR to USD forward rate at September 30, 2006	1.2735	1.2830	1.2964	—	1.2812

Fair value at September 30, 2006 in U.S. dollars					$—
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

Item 4. Controls and Procedures
     In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     During the third quarter of 2006, the Company converted to a new financial consolidation system for use in accumulating its financial data in order to meet its internal management reporting as well as external financial reporting needs. Additionally, the Company converted another Italian entity added as part of the businesses acquired from Dresser in late 2005 to its SAP enterprise-wide software systems that are used to manage the Company’s procurement, manufacturing, accounting and reporting needs. Other than previously described, no other changes have been made in the Company’s internal controls over financial reporting during the three months ended September 30, 2006, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
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
     The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the Compression Systems operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At September 30, 2006, the Company’s consolidated balance sheet included a noncurrent liability of $8.0 million for environmental matters.
Legal Matters
     As discussed in Environmental Matters above, the Company is engaged in site cleanup at a former manufacturing site in Houston, Texas. In 2001, the Company discovered that contaminated underground water at this site had migrated to an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners. The Company has entered into 21 written agreements with residents over the past four years that obligated the Company to either reimburse sellers in the area for the estimated decline in value due to potential buyers’ concerns over contamination or, in the case of some of these agreements, to purchase the property after an agreed marketing period. Four of these agreements have had no claims made under them as yet. One property purchased by the Company has been exchanged for commercial property of approximately equal value. In addition, the Company has settled eight other property claims by homeowners. The Company entered into these agreements for the purpose of mitigating the potential impact of the disclosure of the environmental issue. It was the Company’s intention to stabilize property values in the affected area to avoid or mitigate future claims. Although the Company has continued to negotiate with homeowners on a case by case basis, the Company no longer offers these agreements in advance of sale. The Company has had expenses and losses of approximately $8.3 million since 2002 related to the various agreements with homeowners. The Company has filed for reimbursement under an insurance policy purchased specifically for this exposure but has not recognized any potential reimbursement in its consolidated financial statements. The Company’s financial statements at September 30, 2006 reflect an approximate $0.2 million liability for its estimated exposure under the outstanding agreements with homeowners. There are approximately 150 homes in the affected area with an estimated aggregate appraised value of $150.0 million. The homeowners that have settled with the Company have no further claims on these properties. An unknown number of these properties have sold with no Company support, but with disclosure of the contamination and, therefore, likely have no further claims. The Company’s remediation efforts are resulting in a lower level of contamination than when originally disclosed to the homeowners. The Company is unable to predict future market values of homes in the affected areas and how potential buyers of such homes may view the underground contamination in making a purchase decision.
     The Company is a named defendant in two lawsuits regarding this contamination. In Valice v. Cooper Cameron Corporation (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), filed as a class action, the plaintiffs claim that the contaminated underground water has reduced property values and threatens the health of the area residents. The complaint filed seeks an analysis of the contamination, reclamation and recovery of actual damages for the loss of property value. The Company is of the opinion that there is no health risk to area residents and that the lawsuit essentially reflects concerns over a possible decline in property value. A preliminary settlement proposal that had been presented to the Court, under which homeowners in the affected area would be indemnified for a loss of property value, if any, due to the contamination upon any sale, attracted insufficient support from members of the putative class due primarily to concern over the period of time this proposed indemnity would be available. The Company and counsel for the putative class are negotiating revised terms of the proposed indemnity. However, there remain significant unresolved issues relating to a settlement of this matter including a fairness opinion rendered by the Court and the ability of the plaintiffs to obtain approval of sufficient numbers of the members of the putative class. The Company cannot, therefore, conclude as to the probability at this point in time whether a revised settlement will be ultimately agreed to and approved. While there remains uncertainty related to the ultimate outcome of this matter, the Company has recorded, as its best estimate, an $8.5 million liability for this matter as of September 30, 2006.
     The other suit pending regarding this matter, Moldovan v. Cameron International Corporation (165th Jud. Dist. Ct., Harris County, filed October 23, 2006), was filed by six members of the putative Valice class who opted-out of the settlement proposal originally presented in that matter. The complaint filed makes the same claims as those made in the Valice lawsuit and seeks recovery of actual and exemplary damages for the loss of property value.
     The Company believes any potential exposure from existing agreements and any settlement of the pending actions, or, based on its review of the facts and law, any potential exposure from these, or similar, suits will not have a material adverse effect on its financial position or results of operations.
     The Company had been named as a defendant in a suit brought by a purchaser of an option to purchase a parcel of the same former manufacturing site, Silber/I-10 Venture Ltd., f/k/a Rocksprings Ltd. v. Falcon Interests Realty Corp., Cooper Industries Inc. and Cooper Cameron Corporation (212th Judicial District Court, Galveston County, filed August 15, 2002) that alleged fraud and breach of contract regarding the environmental condition of the parcel under option. The parties have settled this matter and the case has been dismissed. Based on the Asset Transfer Agreement pursuant to which Cooper Industries, Inc. (Cooper) spun-off the Company, Cooper has made a claim of approximately $2.5 million against the Company for reimbursement of its legal fees and settlement costs with respect to this matter. The Company is of the opinion it is not required to make this reimbursement and intends to vigorously defend itself.
     The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At September 30, 2006, the Company’s consolidated balance sheet included a liability of approximately $4.2 million for such cases, including estimated legal costs.
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
Item 1A. Risk Factors
     The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 28-31 of this quarterly report on Form 10-Q is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In February 2006, the Company’s Board of Directors changed the number of shares of the Company’s common stock authorized for repurchase from the 5,000,000 shares authorized in August, 2004 to 10,000,000 shares in order to reflect the 2-for-1 stock split effective December 15, 2005. Additionally, on May 22, 2006, the Company’s Board of Directors approved repurchasing shares of the Company’s common stock with the proceeds remaining from the Company’s 2.5% Convertible Debenture offering, after taking into account a planned repayment of $200.0 million principal amount of the Company’s outstanding 2.65% Senior Notes due 2007. This authorization is in addition to the 10,000,000 shares described above.
     Purchases pursuant to the 10,000,000 share Board authorization may be made by way of open market purchases, directly or indirectly, for the Company’s own account or through commercial banks or financial institutions and by the use of derivatives such as a sale or put on the Company’s common stock or by forward or economically equivalent transactions. Shares of common stock purchased and placed in treasury during the three months ended September 30, 2006 under the Board’s two authorization programs described above are as follows:

				Maximum
				number of
			Total number	shares that may
			of shares	yet be
			purchased as	purchased
	Total number		part of all	under all
	of shares	Average price	repurchase	repurchase
Period	purchased	paid per share	programs (a)	programs (b)
7/1/06 — 7/31/06	112,700	$44.77	7,027,215	9,141,393
8/1/06 — 8/31/06	—	$—	7,027,215	9,245,404
9/1/06 — 9/30/06	518,400	$44.70	7,545,615	8,710,005

Total	631,100	$44.71	7,545,615	8,710,005

(a)	All share purchases during the three months ended September 30, 2006 were done through open market transactions.

(b)	At September 30, 2006, 2,088,705 shares are yet to be purchased under the May 2006 Board authorization, based on the most recent closing price of the Company’s common stock at that date of $48.31 per share.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
(a)	Information Not Previously Reported in a Report on Form 8-K.
     None
(b)	Material Changes to the Procedures by Which Security Holders May Recommend Board Nominees.

There have been no material changes to the procedures enumerated in the Company’s definitive proxy statement filed on Schedule 14A with the Securities and Exchange Commission on March 27, 2006 with respect to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.
Item 6. Exhibits
Exhibit 31.1 —
     Certifications
Exhibit 31.2 —
     Certifications
Exhibit 32.1 —
Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2006	Cameron International Corporation (Registrant)
/s/ Franklin Myers
Franklin Myers
Senior Vice President & Chief Financial Officer and authorized to sign on behalf of the Registrant

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certifications

31.2	Certifications

32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.