Form 10-K
period 2006-12-31
CAMERON INTERNATIONAL CORP
filed 2007-02-28
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

________________________________

Commission File Number 1-13884

CAMERON INTERNATIONAL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	76-0451843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1333 West Loop South
Suite 1700
Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (713) 513-3300

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 Per Share	New York Stock Exchange

Junior Participating Preferred Stock
Purchase Rights	New York Stock Exchange
Par Value $0.01 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑ Accelerated filer ☐Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of registrant as of June 30, 2006, our most recently completed second fiscal quarter, was approximately $4,527,523,419. For the purposes of the determination of the above statement amount only, all directors and executive officers of the registrant are presumed to be affiliates. The number of shares of Common Stock, par value $.01 per share, outstanding as of February 9, 2007, was 112,530,879.
__________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Annual Report to Stockholders for the year ended December 31, 2006 are incorporated by reference into Parts I and II. Portions of the registrant’s 2007 Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2007 are incorporated by reference into Part III.

Fourth Amendment to the 2005 Equity Incentive Plan
Change of Control Agreement
Portions of the 2006 Annual Report
Subsidiaries of Registrant
Consent of Independent Registered Public Accounting Firm
Section 302 Certification of the CEO
Section 302 Certification of the CFO
Certifications of CEO and CFO Pursuant to Section 906

PART I

ITEM 1. BUSINESS

At the Annual Meeting of Stockholders of the Company held on May 5, 2006, stockholders voted to change the corporation’s name to Cameron International Corporation (Cameron or the Company). Upon the change in the corporate name, the Company also rebranded its three existing business segments into Drilling & Production Systems (DPS), formerly the Cameron segment; Valves & Measurement (V&M), formerly the Cooper Cameron Valves segment; and Compression Systems (CS), formerly the Cooper Compression segment. For additional business segment information for each of the three years in the period ended December 31, 2006, see Note 14 of the Notes to Consolidated Financial Statements, which Notes are incorporated herein by reference in Part II, Item 8 of this Annual Report on Form 10-K (Notes to Consolidated Financial Statements).

Cameron is a leading international manufacturer of oil and gas pressure control and separation equipment, including valves, wellheads, controls, chokes, blowout preventers and assembled systems for oil and gas drilling, production and transmission used in onshore, offshore and subsea applications and provides oil and gas separation, metering and flow measurement equipment. Cameron is also a manufacturer of centrifugal air compressors, integral and separable gas compressors and turbochargers. See “Glossary of Terms” at the end of Item 1 for definitions of certain terms used in this section. Any reference to Cameron International Corporation, its divisions or business units within this paragraph or elsewhere within this Form 10-K as being a leader, leading provider, leading manufacturer, or having a leading position is based on the amount of equipment installed worldwide and available industry data.

Cameron’s origin dates back to the mid-1800s with the manufacture of steam engines that provided power for plants and textile or rolling mills. By 1900, with the discovery of oil and gas, Cameron’s predecessors moved into the production of internal combustion engines and gas compressors. Product offerings were added by the Company’s predecessors through various acquisitions, in particular the acquisitions of The Bessemer Gas Engine Company (gas engines and compressors); Pennsylvania Pump and Compressor (reciprocating air and gas compressors); Ajax Iron Works (compressors); Superior (engines and compressors); Joy Petroleum Equipment Group (valves, couplings and wellheads); Joy Industrial Compressor Group (compressors); and Cameron Iron Works (blowout preventers, ball valves, control equipment and McEvoy-Willis wellhead equipment and choke valves).

Cameron, a Delaware corporation, was incorporated on November 10, 1994. The Company operated as a wholly-owned subsidiary of Cooper Industries, Inc. until June 30, 1995, the effective date of the completion of an exchange offer with Cooper Industries’ stockholders resulting in the Company becoming a separate stand-alone company. The common stock of Cameron trades on the New York Stock Exchange under the symbol “CAM”. The Company’s Internet address is www.c-a-m.com. General information about Cameron, including its Corporate Governance Principles, charters for the committees of the Company’s board of directors, Standards of Conduct, and Codes of Ethics for Management Personnel, including Senior Financial Officers and Directors, can be found in the Ethics and Governance section of the Company’s website. The Company makes available, free of charge, on its website the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the Exchange Act) as soon as reasonably practicable after the Company electronically files or furnishes them to the Securities and Exchange Commission (the SEC).

Since its inception, the Company has completed several acquisitions, including the assets of Ingram Cactus Company in 1996, Orbit Valve International Inc. in 1998, Stewart and Stevenson’s Petroleum Equipment segment and Nutron Industries in 2002, Petreco International Inc. and the PCC Flow Technologies segment of Precision Castparts Corp. (PCC) in 2004, and NuFlo Technologies, Inc. and the On/Off Valve business unit of the Flow Control segment of Dresser, Inc. in 2005. In January 2006, the Company also acquired the assets and liabilities of Caldon, Inc. which added a new ultrasonic measurement product line to the existing flow management product line in the V&M segment.

Additionally, the Company also sold certain of its business operations, including its Wheeling Machine Products division in 1995, a rotating compressor product line in 1999 and certain Canadian aftermarket operations in 2000.

Business Segments

Markets and Products

Drilling & Production Systems Segment

DPS is one of the world’s leading providers of systems and equipment used to control pressures, direct flows of oil and gas wells and separate oil and gas from impurities. Its products are employed in a wide variety of operating environments including basic onshore fields, highly complex onshore and offshore environments, deepwater subsea applications and ultra-high temperature geothermal operations.

DPS’s products include surface and subsea drilling and production systems, control systems, blowout preventers (BOPs), oil and gas separation equipment, gate valves, actuators, chokes, wellheads, drilling riser and aftermarket parts and services. DPS’s products are marketed under the brand names CAMERON®, W-K-M®, MCEVOY® and WILLIS®. Additionally, DPS manufactures elastomers, which are used in pressure and flow control equipment and other petroleum industry applications, as well as in the petroleum, petrochemical, rubber molding and plastics industries.

DPS is one of the leading global suppliers of integrated drilling systems for land, offshore, platform and subsea applications. Drilling equipment designed and manufactured by DPS includes ram and annular BOPs, drilling risers, drilling valves, choke and kill manifolds, surface and subsea BOP control systems, multiplexed electro-hydraulic (MUX) control systems and diverter systems. DPS also provides services under CAMCHEC™, an inspection system that allows drilling contractors to inspect drilling riser on their rigs offline, saving time and money on maintenance and unnecessary transportation.

With oil and gas prices at historical highs, and with world oil demand expected to continue to grow, demand for drilling rigs led to full utilization in most sectors during 2006 with oil companies entering into long-term contracts for available rigs at unprecedented day rates, the reactivation of previously cold-stacked rigs and an escalation in newbuild rig activity. As a result, DPS experienced a record year in bookings for surface and subsea drilling products during 2006, further reinforcing Cameron’s role as a primary supplier of BOPs and related equipment to the industry. In order to meet this increased demand for drilling products, the Company has increased its investment in machine tools for its manufacturing facilities in Berwick, Louisiana, Beziers, France and Houston, Texas, including the development of a state-of-the-art riser fabrication and assembly facility in Beziers.

DPS is also a global market leader in supplying surface production equipment, from conventional to high-pressure, high temperature (HPHT) wellheads and API Christmas trees and chokes used on land or installed on offshore platforms.

The surface business, which has a global base of installed equipment and an aftermarket presence in virtually every major hydrocarbon-producing region around the world, remains the largest revenue contributor to the DPS segment. This business saw increased order levels in 2006 from most major regions around the world.

DPS continues to be a leader in providing subsea wellheads, Christmas trees, manifolds, and production controls to customers worldwide, from basic tree orders to integrated solutions that require systems engineering and project management as well as installation and aftermarket support. DPS’s Subsea Systems organization, created in 2005, has global responsibility for research and development, engineering, sales, manufacturing, installation and aftermarket support for subsea products and systems, and provides customers with integrated solutions to subsea field development requirements under engineering, procurement and construction contracts.

In order to address capacity needs, improve efficiency and lower manufacturing costs in the subsea product line, the Company began construction in mid-2006 on a new subsea manufacturing center in Johor, Malaysia. This $32 million investment includes a state-of-the-art manufacturing, assembly and test plant, and is expected to be in operation by the fourth quarter of 2007. Additional investments have been made in the Company’s subsea tree production facilities in Leeds, England and Taubate, Brazil and at the Company’s facility in Celle, Germany where control systems for subsea trees are manufactured.

As petroleum exploration activities have increasingly focused on subsea locations, DPS has directed much of its new product development efforts toward this market. DPS’s patented SpoolTree™ horizontal subsea production system, which was introduced in 1993, is used in oil and gas fields with subsea completions that require frequent retrieval of downhole equipment. With the SpoolTree system, well completion and workover activities can be performed without a workover riser or removal of the Christmas tree and under conventional blowout preventer control, thereby reducing the time, equipment and expense needed to perform such activities.

DPS advanced its tradition of innovation with the introduction in 2004 of an all-electric, direct current powered subsea production system, CameronDC™, which is designed to offer greater reliability and provide substantial cost savings to customers.

DPS’s Flow Control group was formed to focus resources on the choke product line with the goal of enhancing DPS’s performance in this product line. Flow Control manufactures Cameron and Willis brand chokes and Cameron brand actuators for the surface and subsea production and drilling markets as well as drilling choke control panels and surface wellhead safety systems. The Company’s primary choke manufacturing operations are located in Longford, Ireland, and its primary surface gate valve actuator manufacturing operations are located at the Flow Control plant in Houston, Texas.

During 2006, the Flow Control product line was expanded with the addition of the LEDEEN® quarter-turn actuator line, acquired as part of the Dresser On/Off Valve business unit acquisition in late 2005. This product line is manufactured at the Company’s newly acquired facility in Voghera, Italy. Also, during 2006, the surface choke product line was expanded as Flow Control began producing AOP brand surface chokes in its Houston, Texas facility.

Petreco Processing Systems produces highly engineered equipment, systems and services for oil, gas, water and solids separation. Petreco’s products include electrostatic desalters and dehydrators, hydrocyclones, desanders, floatation equipment, processing equipment, gas processing equipment and electrochlorinators. These products are marketed under the brand names PETRECO®, VORTOIL®, KREBS®, UNICEL®, WEMCO®, METROL™, KCC™, DEPURATOR® and BFCC™.

DPS’s worldwide aftermarket service program, CAMSERV™, provides replacement parts for equipment through a comprehensive global network. In recent years, DPS has continued to enhance its aftermarket presence worldwide with new or upgraded facilities in Brazil, Mexico, Angola, Newfoundland, and Onne Port, Nigeria.

DPS’s research center, located in Houston, Texas, has ten specially designed test bays to test and evaluate DPS’s products under realistic conditions. These include environmental test chambers to simulate extreme pressures and temperatures, high-strength fixtures for the application of multi-million pound tensile and bending loads, high-pressure gas compressors and test enclosures, a hyperbaric chamber to simulate the external pressures of deepwater environments, and two circulation loops for erosion and flow testing.

DPS primarily markets its products directly to end-users through a worldwide network of sales and marketing employees, supported by agents in some international locations. Due to the technical nature of many of the products, the marketing effort is further supported by a staff of engineering employees.

DPS’s primary customers include oil and gas majors, independent producers, engineering and construction companies, drilling contractors, rental companies and geothermal energy producers.

Valves & Measurement Segment

V&M is a leading provider of valves and measurement systems primarily used to control, direct and measure the flow of oil and gas as they are moved from individual wellheads through flow lines, gathering lines and transmission systems to refineries, petrochemical plants and industrial centers for processing. Equipment used in these environments is generally required to meet demanding standards, including API 6D and the American Society of Mechanical Engineers (ASME).

V&M’s products include gate valves, ball valves, butterfly valves, Orbit® valves, block & bleed valves, plug valves, globe valves, check valves, actuators, chokes and aftermarket parts and services. Measurement products include totalizers, turbine meters, flow computers, chart recorders, ultrasonic flow meters and sampling solutions.

In November 2005, the Company completed the acquisition of the On/Off Valve business unit of the Flow Control segment of Dresser, Inc., except for a portion of the business which was acquired in January 2006. Efforts to integrate this business, mostly in the V&M segment, were largely completed by the end of 2006. The inclusion of this business in the V&M segment, as well as strong market conditions, were the major contributors to the growth in the V&M segment’s orders, revenues and profitability in 2006.

V&M’s Distributed Valves group manufactures valves which are sold through distributed networks, primarily in North America, for use in oil and gas applications and are marketed under the brand names WKM®, DEMCO®, NUTRON®, TBV®, AOP®, THORNHILL CRAVER®, TEXSTEAM® and WHEATLEY®.

The Engineered Valves group of V&M provides large-diameter valves for use in natural gas, liquefied natural gas (LNG), crude oil and refined products transmission lines. Products are marketed under the brand names CAMERON®, GROVE®, RING-O® and TOM WHEATLEY®.

V&M’s Processed Valves group provides critical service valves for refinery, chemical and petrochemical processing businesses and for associated storage terminal applications, particularly through the ORBIT AND GENERAL® valve product lines. Other products include TK® and ENTECH® check valves and WKM® and FOSTER® gate valves.

The Measurement Systems group of V&M designs, manufactures and distributes instrumentation for the oil and gas and process control industries to be used for the measurement and control of pressures, temperatures, levels and flows. The four main product lines of this group are NUFLO™, BARTON®, CALDON® and CLIF MOCK™.

The V&M segment also provides aftermarket services including OEM parts, repair, field service, asset management and remanufactured product to customers, particularly in support of the installed base of equipment sold under the numerous brands within the expanded V&M businesses.

V&M markets its equipment and services through a worldwide network of combined sales and marketing employees, distributors and agents in selected international locations. Due to the technical nature of many of the products, the marketing effort is further supported by a staff of engineering employees.

V&M’s primary customers include oil and gas majors, independent producers, engineering and construction companies, pipeline operators, drilling contractors and major chemical, petrochemical and refining companies.

Compression Systems Segment

CS is a provider of reciprocating and centrifugal compression equipment and aftermarket parts and services. Reciprocating compression equipment (Reciprocating Technology) is used throughout the energy industry by gas transmission companies, compression leasing companies, oil and gas producers and independent power producers. Integrally geared centrifugal compressors (Centrifugal Technology) are used by customers around the world in a variety of industries, including air separation, petrochemical and chemical. CS’s products include aftermarket parts and services, integral engine-compressors, separable compressors, turbochargers, integrally geared centrifugal compressors, compressor systems and controls. Its aftermarket services include spare parts, technical services, repairs, overhauls and upgrades.

The CS Reciprocating Technology group provides reciprocating compression equipment and related aftermarket parts and services for the oil and gas industry. Its products and services are marketed under the AJAX®, SUPERIOR®, COOPER-BESSEMER®, PENN™, ENTERPRISE™, TEXCENTRIC®, COMPRESSION SPECIALTIES™, and TURBINE SPECIALTIES™ brand names. CS provides global support for its products and maintains sales and/or service offices in key international locations. Ajax integral engine-compressors, which combine the engine and compressor on a single drive shaft, are used for gas re-injection and storage, as well as on smaller gathering and transmission lines. Superior-brand separable compressors are used primarily for natural gas applications, including production, storage, withdrawal, processing and transmission, as well as petrochemical processing. These high-speed separable compressor units can be matched with either natural gas engine drivers or electric motors.

Two new product offerings in the reciprocating product line are reflected in the 2006 results. The Axis™ reciprocating compressor is an all-new barrel-frame design targeted at the natural gas lease fleet markets. The new C-Force™ compressor was created through the addition of new tandem cylinders to a small Superior reciprocating frame, providing an offering suited to compressed natural gas (CNG) applications.

For the year ended December 31, 2006, approximately 69% of the Reciprocating Technology revenues are generated by aftermarket parts and services in support of the Company’s worldwide installed base of compression equipment.

Customers for Reciprocating Technology products include gas transmission companies, compression leasing companies, oil and gas producers and processors and independent power producers.

The CS Centrifugal Technology group manufactures and supplies integrally geared centrifugal compressors and provides aftermarket services to customers worldwide. Centrifugal air compressors, used primarily in manufacturing processes (plant air), are sold under the trade name of Turbo-Air®, with specific models including the TA-2000, TAC-2000, TA-3000, TA-6000 and TA-9000.

Engineered compressors are used in the process air and gas industries and are identified by the MSG® trade name. The process and plant air centrifugal compressors deliver oil-free compressed air and other gases to customers, thus preventing oil contamination of the finished products.
New product offerings planned for 2007 include the MSG80 and the TA-2040. The MSG80 will be the largest compressor made by Cameron and will target the air separation market, especially steel manufacturers. The TA-2040 will be a high pressure compressor to be sold into the plastic bottle blowing market.

Compression Systems provides installation and maintenance service, parts, repairs, overhauls and upgrades to its worldwide customers for plant air and process gas compressors. It also provides aftermarket service and repairs on all equipment it produces through a worldwide network of distributors, service centers and field service technicians utilizing an extensive inventory of parts.

Centrifugal Technology customers include petrochemical and refining companies, natural gas processing companies, durable goods manufacturers, utilities, air separation and chemical companies.

Market Issues

Cameron is one of the leaders in the global market for the supply of petroleum production equipment. Cameron believes that it is well-positioned to serve these markets. Plant and service center facilities around the world in major oil- and gas-producing regions provide a broad market coverage. Information relating to revenues generated from shipments to various geographic regions of the world is set forth on page 25 of “Management’s Discussion and Analysis of Operations and Financial Condition of Cameron International Corporation” incorporated by reference in Part II, Item 7 of this Annual Report on Form 10-K and incorporated herein by reference.

The global market continues to be a source of growth for Cameron. This was particularly evident with regard to a surge in demand for additional drilling rigs in 2006 by oil companies worldwide. The desire to expand oil and gas resources and transmission capacity in developed and developing countries, for both economic and political reasons, continues to be a major factor affecting market demand. Additionally, establishment of industrial infrastructure in the developing countries will necessitate the growth of basic industries that require plant air and process compression equipment. Production and service facilities in North and South America, Europe, the Far and Middle East and West Africa provide the Company with the ability to serve the global marketplace.

In each of Cameron’s business segments, a large population of installed engines, compression equipment and oil and gas production equipment exists in the worldwide market. The long-lived nature of the equipment provides a relatively stable repair parts and service business. However, with respect to Compression Systems, approximately 37% of that segment’s 2006 revenues came from the sale of replacement parts for equipment that the Company no longer manufactures. Many of these units have been in service for long periods of time and are gradually being replaced. As this installed base of legacy equipment declines, the Company’s potential market for parts orders is also reduced. In recent years, the Company’s revenues from replacement parts associated with legacy equipment have declined nominally.

In recent years, DPS has been expanding into the deepwater subsea systems market. This market is significantly different from the Company’s other markets since deepwater subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and in some cases, the application of new technology. These projects accounted for approximately 8% of the Company’s consolidated revenues for the year ended December 31, 2006. To the extent the Company experiences difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted. As of December 31, 2006, the Company had a subsea systems project backlog of approximately $408.7 million.

Also, see Part I, Item 1A for a discussion of other risk factors, some of which are market related, that could affect the Company’s financial condition and future results.

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
Other Cameron-developed products include the patented SpoolTree™ subsea production system; the CAMTROL system that includes all of Cameron’s controls capabilities of production, drilling and workover; and the CameronDC subsea production system, which is the world’s first all-electric direct current-powered subsea production system, designed for increased reliability and improved performance in deepwater applications. Initial deployment of the CameronDC subsea production system is planned for mid-2007 in the Dutch North Sea.

During 2005, Cameron introduced a new subsea controls system that combines the traditional subsea control module and the subsea accumulator module in a single package, allowing for more efficient operation of the subsea tree and manifold valves. Additionally, a new state-of-the-art subsea test chamber in Cameron’s controls engineering facility in Celle, Germany facilitates testing of the Company’s control system.

Also in 2005, Cameron launched its updated CAMTROL subsea control module, which includes new electronics, lower power demand, a DC power option and fiber optic communications to further increase reliability and enable extended offset developments and high-bandwidth intelligent completions.

Cameron has also formed a joint venture with Curtiss-Wright EMD, with plans to combine Curtiss-Wright’s motor and pump expertise with Cameron’s subsea technologies to develop integrated subsea multiphase pumping systems.

In 2006, Subsea Systems and Petreco introduced their two-phase and three-phase subsea separation systems, developed through a joint technology team originally formed in 2005.

During 2005, DPS’s Flow Control group introduced a new three-inch underbalanced drilling choke, the DR30, in response to drilling customers’ increasing demand for higher-capacity chokes for use in underbalanced drilling applications.

Compression Systems’ product range was expanded through the addition of compressor frames (TAC-2000, TA-2020, TA-3000, TA-6000 and TA-9000) and the addition of trademarked accessories such as Dry Pak heat of compression dryers and Turboblend, a hydro-cracked turbomachinery lubricating oil. Compression Systems’ Engineered Compressor product line was redefined and the MSG Renaissance program was introduced to update the MSG product line.

Compression Systems has focused product development resources to further expand its high-efficiency plant air compressor line and to provide engineered compressors matched to the requirements of its customers. The latter is being achieved by advances in aerodynamic and rotor dynamic analytical design capability and the addition of centrifugal gas applications.

Two new offerings were introduced in 2005 in the reciprocating product line. The AXIS™ reciprocating compressor is an all-new barrel-frame design targeted at the natural gas lease fleet markets. The new C-Force™ compressor was created through the addition of new tandem cylinders to a small Superior reciprocating frame, providing an offering ideally suited to compressed natural gas applications.

Compression Systems plans to add two additional products to its centrifugal line in 2007 - the MSG80 and TA-2040, both discussed previously.

Competition

Cameron competes in all areas of its operations with a number of other companies, some of which have financial and other resources comparable to or greater than those of Cameron.

Cameron has a leading position in the petroleum production equipment markets. In these markets, Cameron competes principally with Aker Kvaerner, Balon Corporation, Circor International, Inc., Daniel Flow Measurement Division of Emerson Process Management, Dril-Quip, Inc., FlowServ Corp., FMC Technologies, Inc., GE Oil & Gas Group, Hanover Compressor Company, Hydril Company, Masterflo (a division of Steam-Flo Industries Ltd.), NATCO Group, Inc., National Oilwell Varco Inc., PBV-USA, Inc. (a Zy-Tech Global Industries company), Petrovalve (a Flotek Industries, Inc. company), Pibiviese, T3 Energy Services Inc., Tyco International Ltd., Valve Automation division of Emerson Process Management, Vetco International, Ltd. (in January 2007, it was

announced that General Electric had reached an agreement to purchase Vetco Gray, the oil and gas business unit of Vetco International, Ltd.), Wood Group and Worldwide Oilfield Machinery, Inc.

The principal competitive factors in the petroleum production equipment markets are technology, quality, service and price. Cameron believes several factors give it a strong competitive position in these markets. Most significant are Cameron’s broad product offering, its worldwide presence and reputation, its service and repair capabilities, its expertise in high-pressure technology and its experience in alliance and partnership arrangements with customers and other suppliers.

Cameron also has a strong position in the compression equipment markets. In these markets, Cameron competes principally with the Ariel Corporation, Atlas-Copco AB, CECO (a Compressor Engineering Corporation company), Demag, Dresser-Rand Company, FS-Elliott Company, LLC, Endyn Energy Dynamics, Hoerbiger Group, IR Air Solutions, TCS and Universal Compression. The principal competitive factors in the compression equipment markets are engineering and design capabilities, product performance, reliability, quality, service and price. Cameron has a competent engineering staff and skilled technical and service representatives.

Manufacturing

Cameron has manufacturing facilities worldwide that conduct a broad variety of processes, including machining, fabrication, assembly and testing, using a variety of forged and cast alloyed steels and stainless steel as the primary raw materials. In recent years, Cameron has rationalized plants and products, closed various manufacturing facilities, moved product lines to achieve economies of scale, and upgraded other facilities. This is an ongoing process as the Company seeks ways to improve delivery performance and reduce costs. Cameron maintains advanced manufacturing, quality assurance and testing equipment geared to the specific products that it manufactures and uses process automation in its manufacturing operations. Manufacturing facilities typically utilize computer-aided, numeric-controlled tools and manufacturing techniques that concentrate the equipment necessary to produce similar products in one area of the plant in a configuration commonly known as a manufacturing cell. One operator in a manufacturing cell can monitor and operate several machines, as well as assemble and test products made by such machines, thereby improving operating efficiency and product quality.

Cameron’s test capabilities are critical to its overall processes. The Company has the capability to test most equipment at rated operating conditions, measuring all operating parameters, efficiency and emissions. All process compressors for air separation and all plant air compressors are given a mechanical and aerodynamic test in a dedicated test center prior to shipment.

All of Cameron’s Asian, European and Latin American manufacturing plants are ISO certified and API licensed, and most of the U.S. plants are ISO certified. ISO is an internationally recognized verification system for quality management.

Backlog

Cameron’s backlog was approximately $3.531 billion at December 31, 2006 (approximately 78% of which is expected to be shipped during 2007), as compared to $2.156 billion at December 31, 2005, and $1.0 billion at December 31, 2004. Backlog consists of customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled.

Patents, Trademarks and Other Intellectual Property

As part of its ongoing research, development and manufacturing activities, Cameron has a policy of seeking patents when appropriate on inventions involving new products and product improvements. Cameron owns 305 unexpired United States patents and 613 unexpired foreign patents. During 2006, 27 new U.S. and 66 new foreign patent applications were filed.

Although in the aggregate these patents are of considerable importance to the manufacturing of many of its products, Cameron does not consider any single patent or group of patents to be material to its business as a whole.

Trademarks are also of considerable importance to the marketing of Cameron’s products. Cameron considers the following trade names to be material to its business as a whole: CAMERON, COOPER-BESSEMER, AJAX, WILLIS and W-K-M. Other important trademarks used by Cameron include AOP, AXIS, BARTON, BFCC, C-B TURBOCHARGER, CAMCHEC, CAMERONDC, CLIF MOCK, CONTROL SEAL, CSI, DEMCO, DEPURATOR, DRYPAK, DYNACENTRIC, DYNASEAL, EDGE, ENTECH, ENTERPRISE, FOSTER, GENERAL VALVE, GENUINE JOY, GROVE, H & H, IC, INTERNATIONAL VALVES LTD. (U.K.), KCC, KREBS, LEDEEN, MCEVOY, METROL, MSG, NAVCO, NORTH STAR, NUFLO TECHNOLOGIES, INC., NICKLES

INDUSTRIAL, NUTRON, ORBIT, PENN, PETRECO, POW-R-SEAL, QUAD 2000, RING-O, SAF-T-SEAL, SPOOLTREE, STEROM, SUPERIOR, TA, TBV, TECHNO, TEXCENTRIC, THORNHILL CRAVER, TRUSEAL, TURBINE SPECIALTIES (RECIPROCATING PRODUCTS), TK VALVE, TEXSTEAM, TOM WHEATLEY, TSI, TUNDRA, TURBO AIR, TWINSEAL, TXT, UNICEL, VALOR, VANTAGE, VORTOIL, WEMCO, WHEATLEY and others. Cameron has registered trademarks in countries where such registration is deemed important.

During 2006, the Company acquired the assets and liabilities of Caldon Inc. This acquisition included the trademark Caldon.

Cameron has the right to use the trademark Joy on aftermarket parts until November 2027.

Cameron also relies on trade secret protection for its confidential and proprietary information. Cameron routinely enters into confidentiality agreements with its employees, partners and suppliers. There can be no assurance, however, that others will not independently obtain similar information or otherwise gain access to Cameron’s trade secrets.

Employees

As of December 31, 2006, Cameron had approximately 12,400 employees, of which approximately 3,000 were represented by labor unions. Over 1,250 of these employees are covered by contracts expiring in 2007. Approximately 634 employees at the Company’s plants in Italy are under contracts which expire in mid-2007. In Brazil, the Company has approximately 492 employees at its facilities with contracts expiring on various dates in the second half of 2007.

During 2006, new three-year agreements were reached with the International Association of Machinists and Aerospace Workers covering approximately 247 employees at the Company’s Centrifugal Technology facility in Buffalo, New York and approximately 59 employees at a DPS facility in Brookshire, Texas. In addition, a new three and one-half year agreement was entered into in January 2006 covering approximately 349 employees at the Company’s Leeds, England facility. The Company also entered into a new one-year agreement during 2006, which will expire in the third quarter of 2007, covering approximately 125 employees at a newly acquired facility in Brazil.

Executive Officers of the Registrant

Name and Age	Present Principal Position and Other Material Positions Held During Last Five Years
Sheldon R. Erikson (65)
Chief Executive Officer since January 1995. President from January 1995 to December 2006. Chairman of the Board of Directors since May 1996. Chairman of the Board from 1988 to April 1995 and President and Chief Executive Officer from 1987 to April 1995 of The Western Company of North America.

Jack B. Moore (53)
President and Chief Operating Officer since January 2007. Senior Vice President since July 2005. Vice President from May 2003 to July 2005. President, Drilling and Production Systems from July 2002 to December 2006. Vice President and General Manager, Cameron Western Hemisphere from July 1999 to July 2002. Vice President Western Hemisphere Operations, Vice President Eastern Hemisphere, Vice President Latin American Operations, Director Human Resources, Director Market Research and Director Materials of Baker Hughes Incorporated from 1976 to July 1999.

Franklin Myers (54)
Senior Vice President of Finance and Chief Financial Officer since January 2003. Senior Vice President from July 2001 to January 2003, Senior Vice President and President of the Cooper Energy Services division from August 1998 to July 2001 and Senior Vice President, General Counsel and Secretary from April 1995 to July 1999.

John D. Carne (58)
Senior Vice President since February 2006. Vice President from May 2003 to February 2006. President, Drilling and Production Systems since January 2007. President, Valves and Measurement from April 2002 to December 2006. Director of Operations, Eastern Hemisphere, Cameron Division from 1999 to March 2002. Plant Manager, Leeds, England, Cameron Division from 1996 to 1999. Director of Operations, U.K. & Norway, Cooper Energy Services (U.K.) Ltd. from 1988 to 1996.

William C. Lemmer (62)	Vice President, General Counsel and Secretary since July 1999. Vice President, General Counsel and Secretary of Oryx Energy Company from 1994 to March 1999.

Joe Mongrain (48)
Vice President, Human Resources since June 2006. Director Human Resources, Schlumberger, Data and Consulting from May 2004 to May 2006 and Director, Human Resources, Schlumberger, North and South America from January 2001 to April 2004..

Lorne E. Phillips (35)
Vice President and Treasurer since December 2006. Treasurer from July 2005 to December 2006. General Manager, Canadian Operations from March 2003 to July 2005, Vice President, Marketing and M & A for Cameron’s Valves & Measurement group from June 2002 to March 2003 and Manager, Business Development from July 1999 to June 2002.

Robert J. Rajeski (61)
Vice President since July 2000. President, Compression Systems since October 2002. President, Cooper Turbocompressor division from July 1999 to October 2002 and President, Cooper Energy Services division from July 2001 to October 2002. Vice President and General Manager of Ingersoll-Dresser Pump Co., Engineered Pump division from 1994 to July 1999.

Charles M. Sledge (41)
Vice President and Corporate Controller since July 2001. Senior Vice President, Finance and Treasurer from 1999 to June 2001, and Vice President, Controller from 1996 to 1999, of Stage Stores, Inc., a chain of family apparel stores.

Dalton L. Thomas (57)	Vice President, Operations Support, since February 2004. President, Cameron division from July 1998 to 2001. Vice President, Eastern Hemisphere for Cameron division from 1995 to July 1998.

James E. Wright (52)
Vice President and President, Valves and Measurement group since January 2007. President, Distributed and Process Valves divisions from December 2005 to December 2006. Vice President and General Manager, Distributed Products from August 2002 to December 2005. Vice President and General Manager, North America Pipeline and Distributor Products from June 2001 to August 2002 and Vice President Marketing and North American Sales for V&M from August 1998 to June 2001.

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

ITEM 1A. RISK FACTORS

The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 35 to 37 in the 2006 Annual Report to Stockholders is incorporated herein by reference.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the SEC staff at the time of filing of this Form 10-K.

ITEM 2. PROPERTIES

The Company currently operates facilities ranging in size from approximately 670 square feet to approximately 1,350,000 square feet. The Company also owns and leases warehouses, distribution centers, aftermarket and storage facilities, sales and administrative offices. The Company leases its corporate headquarters office space and space for the DPS, V&M and CS division headquarters in Houston, Texas.

The Company manufactures, markets and sells its products and provides services throughout the world, operating facilities in numerous countries. At December 31, 2006, the significant facilities used by Cameron throughout the world for manufacturing, distribution, aftermarket services, machining, storage, warehousing, sales and administration contained an aggregate of approximately 11,018,000 square feet of space, of which approximately 7,011,000 square feet (64%) was owned and 4,007,000 (36%) was leased. Of this total, approximately 6,455,000 square feet of space (59%) is located in the Western Hemisphere, 3,404,000 square feet of space (31%) is located in the Eastern Hemisphere, 936,000 square feet of space (8%) is located in Asia Pacific and the Middle East and 223,000 square feet of space (2%) is located in West Africa. The table below shows the number of significant operating manufacturing, warehouse, distribution and aftermarket facilities and sales and administrative offices by business segment and geographic area. DPS and V&M share space in certain facilities and, thus, are being reported together.

	Western Hemisphere	Eastern Hemisphere	Asia/Pacific and Middle East	West Africa	Total
DPS and V&M	133	28	41	13	215
CS	19	3	2	—	24

Taking into consideration the construction that is currently underway of a new subsea manufacturing facility in Johor, Malaysia that is scheduled to be in full operation by the fourth quarter of 2007, Cameron believes its facilities are suitable for their present and intended purposes and are adequate for the Company’s current and anticipated level of operations.

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

The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the CS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At December 31, 2006, the Company’s consolidated balance sheet included a noncurrent liability of $7.0 million for environmental matters.

Legal Matters

At the former manufacturing site in Houston, Texas, the Company discovered that contaminated underground water from this site had migrated under an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners in 2001. Since that time, the Company has entered into agreements with 21 homeowners that obligated the Company to reimburse them for any estimated decline in value at time of sale due to potential buyer’s concerns over contamination following a sale or, in the case of some agreements, to purchase the property after an agreed marketing period. Four of these agreements have had no claims made under them yet. In addition, the Company has settled eight other property claims by homeowners who have sold their properties. The Company has had expenses and losses of approximately $8.3 million from 2002 through 2006 related to these various agreements and settlements.

In addition, the Company is a named defendant in three lawsuits regarding this contamination and another suit which was settled in January, 2007. The settled case is Valice v. Cameron Iron Works, Inc. (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), which was filed and settled as a class action. Pursuant to the settlement, the homeowners who remained part of the class will be entitled to receive a payment of approximately 3% of the 2006 appraised value of their property or reimbursement of any diminution in value of their property due to contamination concerns at the time of any sale. There were 21 homeowners who opted out of the class settlement.

The other suits pending regarding this matter have been filed by a number of homeowners who have opted out of the class action settlement. Moldovan v. Cameron Iron Works, Inc. (165th Jud. Dist. Ct., Harris County, filed October 23, 2006), was filed by six homeowners who opted-out of the class settlement. Other suits filed include Tuma v. Cameron Iron Works, Inc. (334th Judicial District Court of Harris County, Texas, filed on November 27, 2006) and Rudelson v. Cooper Industries, Inc. (189th Judicial District Court of Harris County, Texas, filed on November 29, 2006). The complaints filed in these actions make the claim that the contaminated underground water has reduced property values and seeks recovery of actual and exemplary damages for the loss of property value.

The Company is of the opinion that there is no health risk to area residents and that the lawsuits essentially reflect concerns over a possible decline in property value. The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements, the class action settlement or other actions that have been or may be filed, will not have a material adverse effect on its financial position or results of operations. The Company reserved a total of $17.5 million reserved for these matters as of December 31, 2006.

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

The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At December 31, 2006, the Company’s consolidated balance sheet included a liability of approximately $4.3 million for such cases, including estimated legal costs.

The Company believes, based on its review of the facts and law, that the potential exposure from the remaining suits will not have a material adverse effect on its financial condition or liquidity.

Tax Contingencies

The Company has legal entities in over 35 countries. As a result, the Company is subject to various tax filing requirements in these countries. The Company prepares its tax filings in a manner which it believes is consistent with such filing requirements. However, some of the tax laws and regulations which the Company is subject to are subject to interpretation and/or judgment. Although the Company believes that the tax liability for periods ending on or before the balance sheet date have been adequately provided for in the financial statements, to the extent that a taxing authority believes that the Company has not prepared its tax filings in accordance with the authority’s interpretation of the tax laws/regulations, the Company could be exposed to additional taxes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Cameron International Corporation, par value $.01 per share (together with the associated Rights to Purchase Series A Junior Participating Preferred Stock), is traded on the New York Stock Exchange (“NYSE”) under the symbol CAM. No dividends were paid during 2006 or 2005.

The trading activity during 2006 and 2005 was as follows (reflects a 2-for-1 stock split effective December 15, 2005):

	Price Range ($)
	High	Low	Last
2006
First Quarter	$50.61	$38.08	$44.08
Second Quarter	56.09	42.10	47.77
Third Quarter	52.07	42.78	48.31
Fourth Quarter	57.81	44.60	53.05

	Price Range ($)
	High	Low	Last
2005
First Quarter	$29.805	$25.52	$28.605
Second Quarter	31.99	26.76	31.025
Third Quarter	37.695	30.86	36.965
Fourth Quarter	43.10	32.21	41.40

As of February 9, 2007, the approximate number of stockholders of record of Cameron common stock was 1,165.

Information concerning securities authorized for issuance under equity compensation plans is included in Note 8 of the Notes to Consolidated Financial Statements, which notes are incorporated herein by reference in Part II, Item 8 hereof.

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

Purchases pursuant to the 10,000,000-share Board authorization may be made by way of open market purchases, directly or indirectly, for the Company’s own account or through commercial banks or financial institutions and by the use of derivatives such as a sale or put on the Company’s common stock or by forward or economically equivalent transactions. Shares of common stock purchased and placed in treasury during the three months ended December 31, 2006 under the Board’s two authorization programs described above are as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of all repurchase programs(a)	Maximum number of shares that may yet be purchased under all repurchase programs (b)
10/1/06 - 10/31/06	114,500	$45.37	7,660,115	8,520,878
11/1/06 - 11/30/06	—	$—	7,660,115	8,364,409
12/1/06 - 12/31/06	200,000	$55.30	7,860,115	8,208,880
Total	314,500	$51.69	7,860,115	8,208,880
____________

(a) All share purchases during the three months ended December 31, 2006 were done through open market transactions.

(b) Based on the closing price of the Company’s common stock of $53.05 per share on December 31, 2006, 1,902,080 shares are yet to be purchased under the May 2006 Board authorization relating to use of the remaining proceeds from the Company’s 2.5% Convertible Debenture offering described above.

Performance Graph

The following performance graph shows the cumulative total stockholder return on the Common Stock from December 31, 2000 to December 31, 2006, and compares it, over the same period of time, with the cumulative total return of the Standard & Poor’s Composite-500 Stock Index and the weighted average (based on stock market capitalization) cumulative total return of a Peer Group selected by the Company. The Peer Group includes the same companies as the previous three years: Baker Hughes Incorporated, BJ Services Company, Halliburton Company, Schlumberger Limited, Smith International, Inc. and Weatherford International, Inc. In each case, cumulative total return is calculated assuming a fixed investment of $100 on December 31, 2001, and the returns on the graph represent the value that each of these investments would have had at the end of each year shown.

The information included under this heading, “Performance Graph,” is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/29/06
Cameron	100.0	123.44	115.46	133.33	205.15	262.88
S&P 500	100.0	78.03	100.16	110.92	116.28	134.43
Peer Group	100.0	94.12	112.49	148.97	221.25	259.36

ITEM 6. SELECTED FINANCIAL DATA

The information set forth under the caption “Selected Consolidated Historical Financial Data of Cameron International Corporation” on page 70 in the 2006 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition of Cameron International Corporation” on pages 25-39 in the 2006 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information for this item is set forth in the section entitled “Market Risk Information” on pages 38-39 in the 2006 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and the independent registered public accounting firm’s reports set forth on pages 40-69 in the 2006 Annual Report to Stockholders are incorporated herein by reference:

Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Consolidated Results of Operations for each of the three years in the period ended December 31, 2006.

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Cash Flows for each of the three years in the period ended December 31, 2006.

Consolidated Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2006.

Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) The Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, as of December 31, 2006. In conducting management’s evaluation as described above, the Brazilian operations of the Flow Control segment of Dresser, Inc., acquired during 2006, were excluded. These operations constituted less than 5% of the Company’s consolidated revenues, income before income taxes and total assets as of and for the year ended December 31, 2006. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting - The report of management of the Company regarding internal control over financial reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K under the caption “Management’s Report on Internal Control over Financial Reporting” and incorporated herein by reference.

(c) Attestation Report of Independent Registered Public Accounting Firm - The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and incorporated herein by reference.

(d) Changes in Internal Control over Financial Reporting - During the fourth quarter of 2006, the Company converted certain of the businesses acquired from Dresser in late 2005, located in Italy, Brazil and the United Kingdom, to its SAP enterprise-wide software systems that are used to manage the Company’s procurement, manufacturing, accounting and reporting needs. Other than as described above, no other changes have been made in the Company’s internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Section 16(a) compliance, the Audit Committee, the Company’s Code of Business Ethics and Ethics for Directors, shareholder nominating procedures and background of the directors appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance and Board of Directors Matters”, and “Security Ownership of Management” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

The Registrant has adopted a code of ethics that applies to all employees, including its principal executive officer, principal financial officer, principal accounting officer and its Board of Directors. A copy of the code of ethics is available on the Registrant’s Internet website at www.c-a-m.com and is available in print to any shareholder free of charge upon request. The Registrant intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, by posting such information on its website at the address set forth above.

The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is incorporated by reference in this section.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning "Executive Compensation" required by Item 11 shall be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" required by Item 12 shall be included in our Proxy Statement to be filed relating to the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning the Company's "Policy on Related Person Transactions" and "Director Independence" required by Item 13 shall be included in our Proxy Statement to be filed relating to the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning "Principal Accounting Firm Fees" required by Item 14 shall be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1) Financial Statements:

All financial statements of the Registrant as set forth under Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Cameron International Corporation

We have audited the consolidated financial statements of Cameron International Corporation (the Company) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, and have issued our report thereon dated February 26, 2007 (incorporated by reference in this Form 10-K). Our audits also included the financial statement schedule included in Item 15(a)(2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Houston, Texas
February 26, 2007

Schedule II - Valuation and Qualifying Accounts
(dollars in thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions (b)		Translation	Balance at end of period
YEAR ENDED DECEMBER 31, 2006:
Allowance for doubtful accounts	$9,775	$2,082	$(149)		$(3,495)		$(910)	$7,303
Allowance for obsolete and excess inventory	$48,305	$10,760	$858		$(17,879)		$2,179	$44,223
YEAR ENDED DECEMBER 31, 2005:
Allowance for doubtful accounts	$4,513	$1,583	$4,556		$(874)		$(3)	$9,775
Allowance for obsolete and excess inventory	$47,778	$21,971	$7,755	(a)	$(28,084)	(a)	$(1,115)	$48,305
YEAR ENDED DECEMBER 31, 2004:
Allowance for doubtful accounts	$1,823	$3,313	$145		$(781)		$13	$4,513
Allowance for obsolete and excess inventory	$37,317	$18,659	$2,500		$(10,019)		$(679)	$47,778
____________

(a) Certain amounts in 2005 have been reclassified to conform to the 2006 presentation.

(b) Write-offs of uncollectible receivables, deductions for collections of previously reserved receivables and write-offs of obsolete inventory.

(3) Exhibits:

3.1
Amended and Restated Certificate of Incorporation of Cameron International Corporation, dated June 30, 1995, filed as Exhibit 4.2 to the Registration Statement on Form S-8 filed on July 25, 2005 (Commission File No. 33-94948), and incorporated herein by reference.

3.2
Certificate of Amendment to the Restated Certificate of Incorporation of Cameron International Corporation, filed as Exhibit 4.3 to the Registration Statement on Form S-8 filed on May 19, 1998 (Commission File No. 333-57995), and incorporated herein by reference.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cameron International Corporation, dated May 5, 2006 (incorporated by reference, filed as Exhibit 3.1 to the Form 8-K filed on May 9, 2006).

3.4	Second Amended and Restated Bylaws of the Company, filed as Exhibit 3.3 to the Annual Report on Form 10-K for 2002 of the Company, and incorporated herein by reference.

4.1
Form of Rights Agreement, dated as of May 1, 1995, between the Company and First Chicago Trust Company of New York, as Rights Agent, filed as Exhibit 4.1 to the Registration Statement on Form S-8 of the Company (Commission File No. 33-94948), and incorporated herein by reference.

4.2
First Amendment to Rights Agreement between the Company and First Chicago Trust Company of New York, as Rights Agent, dated November 1, 1997, filed as Exhibit 4.2 to the Annual Report on Form 10-K for 1997 of the Company, and incorporated herein by reference.

4.3	Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 4, 1998 (Registration Statement No. 333-51705), and incorporated herein by reference.

10.1	The Company's Broad Based 2000 Incentive Plan, filed as Exhibit 4.6 to the Registration Statement on Form S-8 of the Company (Commission File No. 333-46638), and incorporated herein by reference.

10.2
First Amendment to the Company's Broad Based 2000 Incentive Plan, filed as Exhibit 4.7 to the Registration Statement on Form S-8 filed with the SEC on May 29, 2001 (File No. 333-61820), and incorporated herein by reference.

10.3
Second Amendment to the Company's Broad Based 2000 Incentive Plan, filed as Exhibit 4.8 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082), and incorporated herein by reference.

10.4
Third Amendment to the Company's Broad Based 2000 Incentive Plan, filed as Exhibit 4.9 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082), and incorporated herein by reference.

10.5	Fourth Amendment to the Company's Broad Based 2000 Incentive Plan, filed as Exhibit 10.6 to the Annual Report on Form 10-K for 2002 of the Company, and incorporated herein by reference.

10.6
Cameron International Corporation Retirement Savings Plan, as Amended and Restated, effective May 1, 2003, filed as Exhibit 10.8 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.7
First through Third Amendments to the Cameron International Corporation Retirement Savings Plan, filed as Exhibit 10.9 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.8
Fourth and Fifth Amendments to the Cameron International Corporation Retirement Savings Plan, filed as Exhibit 10.8 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.9
Merger of the Petreco International, Inc. 401(k) Profit Sharing Plan with and into the Cameron International Corporation Retirement Savings Plan, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.10
Merger of the the Company's Savings-Investment Plan for Hourly Employees with and into the Cameron International Corporation Retirement Savings Plan, filed as Exhibit 10.11 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.11
Amendment to the NuFlo Technologies, Inc. 401(K) Plan and Merger of the NuFlo Technologies, Inc. 401(K) Plan with and into the Cameron International Corporation Retirement Savings Plan, filed as Exhibit 10.11 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.12	The Company's 2005 Equity Incentive Plan, incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 5, 2005.

10.13	First Amendment to the Company's 2005 Equity Incentive Plan, filed as Exhibit 10.13 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.14
The Company's Supplemental Excess Defined Benefit Plan, filed as Exhibit 10.4 to the Registration Statement on Form S-4 of the Company (Commission File No. 33-90288), and incorporated herein by reference.

10.15
First Amendment to Cameron International Corporation Supplemental Excess Defined Benefit Plan, effective as of January 1, 1996, filed as Exhibit 10.7 to the Annual Report on Form 10-K for 1996 of the Company, and incorporated herein by reference.

10.16
The Company's 2003 Supplemental Excess Defined Contribution Plan, filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed with the SEC on June 18, 2003, of the Company (Commission File No. 333-106225), and incorporated herein by reference.

10.17
First Amendment to Cameron International Corporation 2003 Supplemental Excess Defined Contribution Plan filed as Exhibit 4.14 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003, of the Company (Commission File No. 333-106225), and incorporated herein by reference.

10.18
Employment Agreement by and between Sheldon R. Erikson and the Company, effective as of August 13, 1999, filed as Exhibit 10.16 to the Annual Report on Form 10-K for 1999 of the Company, and incorporated herein by reference.

10.19
Amendment to the Employment Agreement between the Company and Sheldon R. Erikson, dated August 24, 2004, filed as Exhibit 10.48 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.20
Employment Agreement by and between Franklin Myers and the Company, effective as of September 1, 1999, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1999 of the Company, and incorporated herein by reference.

10.21
Amendment to the Employment Agreement between the Company and Franklin Myers, dated August 16, 2004, filed as Exhibit 10.47 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.22
Form of Change in Control Agreement, effective November 11, 1999, by and between the Company and Scott Amann, William Lemmer and Robert Rajeski, filed as Exhibit 10.19 to the Annual Report on Form 10-K for 1999 of the Company, and incorporated herein by reference.

10.23
Amendment to the Change in Control Agreements, effective May 31, 2005, by and between the Company and Scott Amann, William Lemmer and Robert Rajeski, filed as Exhibit 10.23 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.24
Form of Change in Control Agreement, effective October 10, 2002, by and between the Company and Charles M. Sledge, filed as Exhibit 10.23 to the Annual Report on Form 10-K for 2002 of the Company, and incorporated herein by reference.

10.25
Amendment to the Employment Agreement between the Company and Charles M. Sledge, dated December 21, 2004, filed as Exhibit 10.46 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.26
Form of Change in Control Agreement, effective May 8, 2003, by and between the Company and John Carne and Jack Moore, filed as Exhibit 10.27 to the Annual Report on Form 10-K for 2003 of the Company, and incorporated herein by reference.

10.27
Amended and Restated Management Incentive Compensation Plan of the Company, incorporated herein by reference to the Company 2005 Proxy Statement for the Annual Meeting of Stockholders held on May 5, 2005.

10.28	Change in Control Policy of the Company, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of the Company, and incorporated herein by reference.

10.29
Form of Executive Severance Program of the Company, effective July 1, 2000, and reissued January 1, 2004, filed as Exhibit 10.29 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.30
Credit Agreement, dated as of October 12, 2005, among the Company and certain of its subsidiaries and the banks named therein and JPMorgan Chase Bank, N.A., as agent, filed as Exhibit 10.1 to the Current Report on Form 8-K dated October 12, 2005, of the Company, and incorporated herein by reference.

10.31
Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57991), incorporated herein by reference.

10.32
First through Eighth Amendments to the Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, filed as Exhibit 10.36 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.33
Ninth Amendment to the Individual Account Retirement Plan for Bargaining Unit Employees at the Cameron International Corporation Buffalo, New York Plant, filed as Exhibit 10.33 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.34
Form of Indemnification Agreement, effective February 20, 2003, by and between the Company and Nathan M. Avery, C. Baker Cunningham, Sheldon R. Erikson, Lamar Norsworthy, Michael E. Patrick, David Ross and Bruce W. Wilkinson, filed as Exhibit 10.32 to the Annual Report on Form 10-K/A for 2002 of the Company, and incorporated herein by reference.

10.35
Form of Indemnification Agreement, effective February 20, 2003, by and between the Company and Mr. Jeff Altamari, Mr. Steve P. Beatty, Mr. John Carne, Mr. Hal Goldie, Mr. William C. Lemmer, Mr. Jack B. Moore, Mr. Franklin Myers, Mr. Robert Rajeski, Mr. Charles M. Sledge, and Mr. Rick Steans, filed as Exhibit 10.36 to the Annual Report on Form 10-K for 2003 of the Company, and incorporated herein by reference.

10.36
Form of Stock Option Agreement for grants dated November 22, 2004, under the Company's Long-Term Incentive Plan, filed as an exhibit to a Form 8-K filed on January 18, 2005, and incorporated herein by reference.

10.37
Change of Control Agreement, dated February 19, 2004, by and between Dalton Thomas and the Company, filed as Exhibit 10.49 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.38
Form of Restricted Stock Agreement for Restricted Stock Units granted on January 1, 2005, filed as Exhibit 10.50 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.39
Form of Restricted Stock Agreement for Restricted Stock Units granted on January 1, 2006, filed as Exhibit 10.39 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.40
Form of Stock Option Agreement for grants dated November 22, 2004, under the Company's Long-Term Incentive Plan, filed as an exhibit to a Form 8-K filed on January 18, 2005, and incorporated herein by reference.

10.41	The Company's Deferred Compensation Plan for Non-Employee Directors, filed as Exhibit 10.41 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.42
The Company's Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2003.

10.43
Sixth Amendment to the Company's Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Company's Proxy Statement for the annual meeting of Stockholders held on May 8, 2003.

10.44	Seventh Amendment to the Company's Long-Term Incentive Plan, filed as Exhibit 10.44 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.45	The Company's Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

10.46
First Amendment to the Company's Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.43 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.47	Form of Stock Option Agreement for stock options granted on November 10, 2005, filed as Exhibit 10.47 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.48	Third Amendment to the Company's 2005 Equity Incentive Plan, filed as Exhibit "A" of the Cameron International Corporation 2006 Proxy Statement.

10.49*	Fourth Amendment to the Company's 2005 Equity Incentive Plan.

10.50*	Change of Control Agreement, dated August 10, 2006, by and between Joseph H. Mongrain and Cameron International Corporation.

13.1*	Portions of the 2006 Annual Report to Stockholders are included as an exhibit to this report.

14.1	Code of Business Conduct and Ethics for Directors incorporated by reference to the Company's Proxy Statement for the annual meeting of Stockholders held on May 8, 2003.

14.2	Code of Ethics for Management Personnel, filed as Exhibit 14.2 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

14.3	Standards of Conduct, filed as Exhibit 14.3 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

21.1*	Subsidiaries of registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification.

31.2*	Certification.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMERON INTERNATIONAL CORPORATION
Registrant

By:	/s/ Charles M. Sledge
(Charles M. Sledge)
Vice President and Corporate Controller
(Principal Accounting Officer)

Date: February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 27th day of February, 2007, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/S/ Nathan M. Avery
(Nathan M. Avery)	Director

/s/ C. Baker Cunningham
(C. Baker Cunningham)	Director

/s/ Sheldon R. Erikson	Chairman and Chief Executive Officer
(Sheldon R. Erikson)	(principal executive officer)

/s/ Peter J. Fluor
(Peter J. Fluor)	Director

(Lamar Norsworthy)	Director

/s/ Michael E. Patrick
(Michael E. Patrick)	Director

/s/ David Ross III
(David Ross III)	Director

/s/ Bruce W. Wilkinson
(Bruce W. Wilkinson)	Director

/s/ Franklin Myers	Senior Vice President and Chief Financial Officer
(Franklin Myers)	(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page Number
3.1
Amended and Restated Certificate of Incorporation of Cameron International Corporation, dated June 30, 1995, filed as Exhibit 4.2 to the Registration Statement on Form S-8 filed on July 25, 2005 (Commission File No. 33-94948), and incorporated herein by reference.

3.2
Certificate of Amendment to the Restated Certificate of Incorporation of Cameron International Corporation, filed as Exhibit 4.3 to the Registration Statement on Form S-8 filed on May 19, 1998 (Commission File No. 333-57995), and incorporated herein by reference.

3.3	Second Amended and Restated Bylaws of the Company, filed as Exhibit 3.3 to the Annual Report on Form 10-K for 2002 of the Company, and incorporated herein by reference.

3.4	Second Amended and Restated Bylaws of the Company, filed as Exhibit 3.3 to the Annual Report on Form 10-K for 2002 of the Company, and incorporated herein by reference.

4.1
Form of Rights Agreement, dated as of May 1, 1995, between the Company and First Chicago Trust Company of New York, as Rights Agent, filed as Exhibit 4.1 to the Registration Statement on Form S-8 of the Company (Commission File No. 33-94948), and incorporated herein by reference.

4.2
First Amendment to Rights Agreement between the Company and First Chicago Trust Company of New York, as Rights Agent, dated November 1, 1997, filed as Exhibit 4.2 to the Annual Report on Form 10-K for 1997 of the Company, and incorporated herein by reference.

4.3	Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 4, 1998 (Registration Statement No. 333-51705), and incorporated herein by reference.

10.1	The Company's Broad Based 2000 Incentive Plan, filed as Exhibit 4.6 to the Registration Statement on Form S-8 of the Company (Commission File No. 333-46638), and incorporated herein by reference.

10.2
First Amendment to the Company's Broad Based 2000 Incentive Plan, filed as Exhibit 4.7 to the Registration Statement on Form S-8 filed with the SEC on May 29, 2001 (File No. 333-61820), and incorporated herein by reference.

10.3
Second Amendment to the Company's Broad Based 2000 Incentive Plan, filed as Exhibit 4.8 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082), and incorporated herein by reference.

10.4
Third Amendment to the Company's Broad Based 2000 Incentive Plan, filed as Exhibit 4.9 to the Registration Statement on Form S-8 filed with the SEC on February 4, 2002 (File No. 333-82082), and incorporated herein by reference.

10.5	Fourth Amendment to the Company's Broad Based 2000 Incentive Plan, filed as Exhibit 10.6 to the Annual Report on Form 10-K for 2002 of the Company, and incorporated herein by reference.

10.6
Cameron International Corporation Retirement Savings Plan, as Amended and Restated, effective May 1, 2003, filed as Exhibit 10.8 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.7
First through Third Amendments to the Cameron International Corporation Retirement Savings Plan, filed as Exhibit 10.9 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.8
Fourth and Fifth Amendments to the Cameron International Corporation Retirement Savings Plan, filed as Exhibit 10.8 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

Exhibit Number	Description	Sequential Page Number
10.9
Merger of the Petreco International, Inc. 401(k) Profit Sharing Plan with and into the Cameron International Corporation Retirement Savings Plan, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.10
Merger of the Company's Savings-Investment Plan for Hourly Employees with and into the Cameron International Corporation Retirement Savings Plan, filed as Exhibit 10.11 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.11
Amendment to the NuFlo Technologies, Inc. 401(K) Plan and Merger of the NuFlo Technologies, Inc. 401(K) Plan with and into the Cameron International Corporation Retirement Savings Plan, filed as Exhibit 10.11 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.12	The Company's 2005 Equity Incentive Plan, incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 5, 2005.

10.13	First Amendment to the Company's 2005 Equity Incentive Plan, filed as Exhibit 10.13 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference

10.14
The Company's Supplemental Excess Defined Benefit Plan, filed as Exhibit 10.4 to the Registration Statement on Form S-4 of the Company (Commission File No. 33-90288), and incorporated herein by reference.

10.15
First Amendment to Cameron International Corporation Supplemental Excess Defined Benefit Plan, effective as of January 1, 1996, filed as Exhibit 10.7 to the Annual Report on Form 10-K for 1996 of the Company, and incorporated herein by reference.

10.16
The Company's 2003 Supplemental Excess Defined Contribution Plan, filed as Exhibit 4.13 to the Registration Statement on Form S-8 filed with the SEC on June 18, 2003, of the Company (Commission File No. 333-106225), and incorporated herein by reference.

10.17
First Amendment to Cameron International Corporation 2003 Supplemental Excess Defined Contribution Plan filed as Exhibit 4.14 to the Registration Statement on Form S-8, filed with the SEC on June 18, 2003, of the Company (Commission File No. 333-106225), and incorporated herein by reference.

10.18
Employment Agreement by and between Sheldon R. Erikson and the Company, effective as of August 13, 1999, filed as Exhibit 10.16 to the Annual Report on Form 10-K for 1999 of the Company, and incorporated herein by reference.

10.19
Amendment to the Employment Agreement between the Company and Sheldon R. Erikson, dated August 24, 2004, filed as Exhibit 10.48 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.20
Employment Agreement by and between Franklin Myers and the Company, effective as of September 1, 1999, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1999 of the Company, and incorporated herein by reference.

10.21
Amendment to the Employment Agreement between the Company and Franklin Myers, dated August 16, 2004, filed as Exhibit 10.47 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.22
Form of Change in Control Agreement, effective November 11, 1999, by and between the Company and Scott Amann, William Lemmer and Robert Rajeski, filed as Exhibit 10.19 to the Annual Report on Form 10-K for 1999 of the Company, and incorporated herein by reference.

Exhibit Number	Description	Sequential Page Number
10.23
Amendment to the Change in Control Agreements, effective May 31, 2005, by and between the Company and Scott Amann, William Lemmer and Robert Rajeski, filed as Exhibit 10.23 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.24
Form of Change in Control Agreement, effective October 10, 2002, by and between the Company and Charles M. Sledge, filed as Exhibit 10.23 to the Annual Report on Form 10-K for 2002 of the Company, and incorporated herein by reference.

10.25
Amendment to the Employment Agreement between the Company and Charles M. Sledge, dated December 21, 2004, filed as Exhibit 10.46 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.26
Form of Change in Control Agreement, effective May 8, 2003, by and between the Company and John Carne and Jack Moore, filed as Exhibit 10.27 to the Annual Report on Form 10-K for 2003 of the Company, and incorporated herein by reference.

10.27
Amended and Restated Management Incentive Compensation Plan of the Company, incorporated herein by reference to the Company's 2005 Proxy Statement for the Annual Meeting of Stockholders held on May 5, 2005.

10.28	Change in Control Policy of the Company, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of the Company, and incorporated herein by reference.

10.29
Form of Executive Severance Program of the Company, effective July 1, 2000, and reissued January 1, 2004, filed as Exhibit 10.29 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.30
Credit Agreement, dated as of October 12, 2005, among the Company and certain of its subsidiaries and the banks named therein and JPMorgan Chase Bank, N.A., as agent, filed as Exhibit 10.1 to the Current Report on Form 8-K dated October 12, 2005, of the Company, and incorporated herein by reference.

10.31
Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57991), incorporated herein by reference.

10.32
First through Eighth Amendments to the Individual Account Retirement Plan for Bargaining Unit Employees at the Cameron International Corporation Buffalo, New York Plant, filed as Exhibit 10.36 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.33
Ninth Amendment to the Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, filed as Exhibit 10.33 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.34
Form of Indemnification Agreement, effective February 20, 2003, by and between the Company and Nathan M. Avery, C. Baker Cunningham, Sheldon R. Erikson, Lamar Norsworthy, Michael E. Patrick, David Ross and Bruce W. Wilkinson, filed as Exhibit 10.32 to the Annual Report on Form 10-K/A for 2002 of the Company, and incorporated herein by reference.

10.35
Form of Indemnification Agreement, effective February 20, 2003, by and between the Company and Mr. Jeff Altamari, Mr. Steve P. Beatty, Mr. John Carne, Mr. Hal Goldie, Mr. William C. Lemmer, Mr. Jack B. Moore, Mr. Franklin Myers, Mr. Robert Rajeski, Mr. Charles M. Sledge, and Mr. Rick Steans, filed as Exhibit 10.36 to the Annual Report on Form 10-K for 2003 of the Company, and incorporated herein by reference.

Exhibit Number	Description	Sequential Page Number
10.36
Form of Stock Option Agreement for grants dated November 22, 2004, under the Company's Long-Term Incentive Plan, filed as an exhibit to a Form 8-K filed on January 18, 2005, and incorporated herein by reference.

10.37
Change of Control Agreement, dated February 19, 2004, by and between Dalton Thomas and the Company, filed as Exhibit 10.49 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.38
Form of Restricted Stock Agreement for Restricted Stock Units granted on January 1, 2005, filed as Exhibit 10.50 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.39
Form of Restricted Stock Agreement for Restricted Stock Units granted on January 1, 2006, filed as Exhibit 10.39 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.40
Form of Stock Option Agreement for grants dated November 22, 2004, under the Company's Long-Term Incentive Plan, filed as an exhibit to a Form 8-K filed on January 18, 2005, and incorporated herein by reference.

10.41	The Company's Deferred Compensation Plan for Non-Employee Directors, filed as Exhibit 10.41 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.42
The Company's Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2003.

10.43
Sixth Amendment to the Company's Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Company's Proxy Statement for the annual meeting of Stockholders held on May 8, 2003.

10.44	Seventh Amendment to the Company's Long-Term Incentive Plan, filed as Exhibit 10.44 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.45	The Company's Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

10.46
First Amendment to the Company's Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.43 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.47	Form of Stock Option Agreement for stock options granted November 10, 2005, filed as Exhibit 10.47 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.48	Third Amendment to the Company's 2005 Equity Incentive Plan, filed as Exhibit "A" of the Cameron International Corporation 2006 Proxy Statement.

10.49*	Fourth Amendment to the Company's 2005 Equity Incentive Plan.

10.50*	Change of Control Agreement, dated August 10, 2006, by and between Joseph H. Mongrain and Cameron International Corporation.

13.1*	Portions of the 2006 Annual Report to Stockholders are included as an exhibit to this report.

14.1	Code of Business Conduct and Ethics for Directors incorporated by reference to the Company's Proxy Statement for the annual meeting of Stockholders held on May 8, 2003.

14.2	Code of Ethics for Management Personnel, filed as Exhibit 14.2 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

14.3	Standards of Conduct, filed as Exhibit 14.3 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

Exhibit Number	Description	Sequential Page Number
21.1*	Subsidiaries of registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification.

31.2*	Certification.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

* Filed herewith