Form 10-Q
period 2007-03-31
CAMERON INTERNATIONAL CORP
filed 2007-04-30
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of issuer’s common stock as of April 23, 2007 was 110,139,868.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED RESULTS OF OPERATIONS
(dollars and shares in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
	(unaudited)
REVENUES	$997,050	$829,660
COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization shown separately below)	693,916	584,995
Selling and administrative expenses	126,103	125,663
Depreciation and amortization	25,851	22,636
Interest income	(10,984)	(3,128)
Interest expense	6,774	3,247
Acquisition integration costs	--	10,028
Total costs and expenses	841,660	743,441
Income before income taxes	155,390	86,219
Income tax provision	(54,386)	(30,177)
Net income	$101,004	$56,042
Earnings per common share:
Basic	$0.91	$0.48
Diluted	$0.88	$0.47
Shares used in computing earnings per common share:
Basic	111,011	115,776
Diluted	115,143	118,253

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except shares and per share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Cash and cash equivalents	$848,928	$1,033,537
Receivables, net	690,537	696,147
Inventories, net	1,167,111	1,009,414
Other	152,512	168,554
Total current assets	2,859,088	2,907,652
Plant and equipment, net	680,302	648,785
Goodwill	617,815	595,268
Other assets	215,034	199,045
TOTAL ASSETS	$4,372,239	$4,350,750
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$216,349	$207,345
Accounts payable and accrued liabilities	1,398,066	1,364,716
Accrued income taxes	57,201	56,151
Total current liabilities	1,671,616	1,628,212
Long-term debt	745,751	745,408
Postretirement benefits other than pensions	20,501	20,757
Deferred income taxes	90,873	90,248
Other long-term liabilities	125,876	124,686
Total liabilities	2,654,617	2,609,311
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized, 116,170,863 shares issued at March 31, 2007 and December 31, 2006	1,162	1,162
Capital in excess of par value	1,135,994	1,140,765
Retained earnings	856,966	760,958
Accumulated other elements of comprehensive income	27,260	16,326
Less: Treasury stock, 6,129,691 shares at March 31, 2007 (3,881,236 shares at December 31, 2006)	(303,760)	(177,772)
Total stockholders’ equity	1,717,622	1,741,439
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,372,239	$4,350,750

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net income	$101,004	$56,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,349	17,816
Amortization	6,502	4,820
Non-cash stock compensation expense	6,538	6,749
Non-cash write-off of assets associated with acquisition integration efforts	—	6,535
Tax benefit of employee benefit plan transactions, deferred income taxes and other	19,686	8,915
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	10,837	(26,800)
Inventories	(147,130)	(109,645)
Accounts payable and accrued liabilities	32,667	56,866
Other assets and liabilities, net	(12,672)	(17,727)
Net cash provided by operating activities	36,781	3,571
Cash flows from investing activities:
Capital expenditures	(52,958)	(30,060)
Acquisitions, net of cash acquired	(43,944)	(34,659)
Proceeds from sale of plant and equipment and other	1,670	1,717
Net cash used for investing activities	(95,232)	(63,002)
Cash flows from financing activities:
Loan borrowings (repayments), net	8,007	(40)
Purchase of treasury stock	(150,871)	(29,749)
Proceeds from stock option exercises	9,226	11,641
Excess tax benefits from stock compensation plans	5,033	—
Principal payments on capital leases	(998)	(1,293)
Net cash used for financing activities	(129,603)	(19,441)
Effect of translation on cash	3,445	2,379
Decrease in cash and cash equivalents	(184,609)	(76,493)
Cash and cash equivalents, beginning of period	1,033,537	361,971
Cash and cash equivalents, end of period	$848,928	$285,478

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited

Note 1: Basis of Presentation

The accompanying Unaudited Consolidated Condensed Financial Statements of Cameron International Corporation (the Company) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial information for the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto filed by the Company on Form 10-K for the year ended December 31, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include estimated losses on accounts receivable, estimated realizable value on excess or obsolete inventory, contingencies (including legal and tax matters), estimated liabilities for liquidated damages and environmental matters, estimated warranty costs, estimates related to pension accounting, estimated proceeds from assets held for sale and estimates related to deferred tax assets and liabilities, including valuation allowances on deferred tax assets. Actual results could differ materially from these estimates.

Note 2: Acquisitions

During the first quarter of 2007, the Company acquired DES Operations Limited (DES), a Scotland-based supplier of production enhancement technology at a cash cost of approximately $37,679,000, plus a maximum additional contingent payout of approximately 4.0 million British Pounds depending on the financial performance of DES over the next three years. The acquisition of DES enhances the Company’s subsea product offerings within the Drilling & Production Systems (DPS) segment by providing technology which allows for subsea processing capabilities directly on a subsea tree. Additionally, the Company acquired certain assets of Prime Measurement Products (Prime), an important supplier to the measurement business of the Valves & Measurement (V&M) segment. The total cost of this acquisition was approximately $6,265,000. Both acquisitions were included in the Company’s consolidated condensed financial statements for the period subsequent to each acquisition. Preliminary goodwill recorded as a result of these acquisitions totaled approximately $32,723,000 at March 31, 2007, none of which will be deductible for income tax purposes. The Company is still awaiting significant information relating to the fair value of the assets and liabilities of the acquired businesses in order to finalize the purchase price allocations.

The Valves and Measurements segment also entered into an agreement in April 2007 to acquire certain assets and liabilities of Paradigm Services LP, a Texas-based valve and actuator repair and remanufacturing business. Total cost of this business was approximately $10,250,000, of which approximately $8,750,000 was paid at closing with the remainder due by September 2008.

Note 3: Receivables

Receivables consisted of the following (in thousands):
	March 31, 2007	December 31, 2006
Trade receivables	$664,059	$671,343
Other receivables	33,882	32,107
Allowances for doubtful accounts	(7,404)	(7,303)
Total receivables	$690,537	$696,147

Note 4: Inventories

Inventories consisted of the following (in thousands):
	March 31, 2007	December 31, 2006
Raw materials	$109,471	$108,889
Work-in-process	357,164	300,970
Finished goods, including parts and subassemblies	819,851	687,088
Other	5,131	4,721
	1,291,617	1,101,668
Excess of current standard costs over LIFO costs	(76,519)	(48,031)
Allowances	(47,987)	(44,223)
Total inventories	$1,167,111	$1,009,414

Note 5: Plant and Equipment and Goodwill

Plant and equipment consisted of the following (in thousands):
	March 31, 2007	December 31, 2006
Plant and equipment, at cost	$1,417,639	$1,365,464
Accumulated depreciation	(737,337)	(716,679)
Total plant and equipment	$680,302	$648,785

Changes in goodwill during the three months ended March 31, 2007 were as follows (in thousands):

Balance at December 31, 2006	$595,268
Acquisitions	32,723
Adjustment to goodwill for the Dresser Acquired Businesses by the V&M segment based upon a final purchase price allocation	(9,437)
Translation and other	(739)
Balance at March 31, 2007	$617,815

Note 6: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):
	March 31, 2007	December 31, 2006
Trade accounts payable and accruals	$469,236	$408,480
Salaries, wages and related fringe benefits	90,617	141,444
Advances from customers	620,161	573,527
Sales related costs and provisions	71,281	78,666
Payroll and other taxes	28,551	30,032
Product warranty	27,906	29,846
Other	90,314	102,721
Total accounts payable and accrued liabilities	$1,398,066	$1,364,716

Activity during the three months ended March 31, 2007 associated with the Company’s product warranty accruals was as follows (in thousands):

Balance December 31, 2006	Net warranty provisions	Charges against accrual	Translation and other	Balance March 31, 2007
$29,846	$4,305	$(6,282)	$37	$27,906

Note 7: Employee Benefit Plans

Total net benefit expense associated with the Company’s defined benefit pension plans consisted of the following (in thousands):

	Three Months Ended March 31,
	2007	2006
Service cost	$2,891	$2,026
Interest cost	7,545	5,941
Expected return on plan assets	(10,312)	(7,704)
Amortization of prior service credits	(172)	(141)
Amortization of losses and other	3,668	2,654
Total net benefit expense	$3,620	$2,776

Total net benefit (income) expense associated with the Company’s postretirement benefit plans consisted of the following (in thousands):
	Three Months Ended March 31,
	2007	2006
Service cost	$1	$2
Interest cost	303	396
Amortization of prior service credits	(96)	(102)
Amortization of gains and other	(270)	(252)
Total net benefit (income) expense	$(62)	$44

Note 8: Business Segments

The Company’s operations are organized into three separate business segments — DPS, V&M and Compression Systems (CS). Summary financial data by segment is as follows (in thousands):
	Three Months Ended March 31,
	2007	2006
Revenues:
DPS	$613,723	$435,264
V&M	295,844	299,039
CS	87,483	95,357
	$997,050	$829,660
Income (loss) before income taxes:
DPS	$103,408	$ 77,108
V&M	61,772	25,823
CS	7,282	9,734
Corporate & other	(17,072)	(26,446)
	$155,390	$ 86,219

Corporate & other includes expenses associated with the Company’s Corporate office in Houston, Texas, as well as all of the Company’s interest income, interest expense, certain litigation expense managed by the Company’s General Counsel, foreign currency gains and losses from certain intercompany lending activities managed by the Company’s centralized Treasury function and all of the Company’s stock compensation expense.

Note 9: Earnings Per Share

The calculation of basic and diluted earnings per share for each period presented was as follows — dollars and shares in thousands, except per share amounts:

	Three Months Ended March 31,
	2007	2006
Net income	$101,004	$56,042
Add back interest on convertible debentures, net of tax	—	2
Net income (assuming conversion of convertible debentures)	$101,004	$56,044

Average shares outstanding (basic)	111,011	115,776
Common stock equivalents	1,495	1,002
Incremental shares from assumed conversion of convertible debentures	2,637	1,475
Diluted shares	115,143	118,253

Basic earnings per share	$0.91	$0.48
Diluted earnings per share	$0.88	$0.47

Diluted shares and net income used in computing diluted earnings per share have been calculated using the if-converted method for the Company’s 1.75% Convertible Debentures for the three months ended March 31, 2006.

The Company’s 1.5% Convertible Debentures have been included in the calculation of diluted earnings per share for the three months ended March 31, 2006 and 2007, since the average market price of the Company’s common stock exceeded the conversion value of the debentures during both periods. The Company’s 2.5% Convertible Debentures have not been included in the calculation of diluted earnings per share for the three months ended March 31, 2007, as the conversion price of the debentures was in excess of the average market price of the Company’s common stock during the period. During the three months ended March 31, 2007, the Company acquired 2,810,356 treasury shares at an average cost of $53.68 per share. A total of 561,901 treasury shares were issued during the three-month period ended March 31, 2007, in satisfaction of stock option exercises and vesting of restricted stock units.

Note 10: Comprehensive Income

The amounts of comprehensive income for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income per Consolidated Condensed Results of Operations	$101,004	$56,042
Foreign currency translation gain [1]	9,110	12,176
Amortization of net prior service credits related to the Company’s pension and postretirement benefit plans, net of tax	(165)	—
Amortization of net actuarial losses related to the Company’s pension and postretirement benefit plans, net of tax	2,098	—
Change in fair value of derivatives accounted for as cash flow hedges, net of tax and other	(109)	1,474
Comprehensive income	$111,938	$69,692
____________

[1]	The “Foreign currency translation gain” relates primarily to the Company’s operations in the United Kingdom, Canada, Norway and Brazil.

The components of accumulated other elements of comprehensive income at March 31, 2007 and December 31, 2006 were as follows (in thousands):
	March 31, 2007	December 31, 2006

Accumulated foreign currency translation gain	$113,729	$104,619
Prior service credits, net, related to the Company’s pension and postretirement benefit plans	3,008	3,173
Actuarial losses, net, related to the Company’s pension and postretirement benefit plans	(94,067)	(96,165)
Change in fair value of derivatives accounted for as cash flow hedges, net of tax and other	4,590	4,699
Accumulated other elements of comprehensive income	$27,260	$16,326

Note 11: Contingencies

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

The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the CS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At March 31, 2007, the Company’s consolidated balance sheet included a noncurrent liability of $6,738,000 for environmental matters.

Legal Matters

In 2001, the Company discovered that contaminated underground water from the former manufacturing site in Houston discussed above, had migrated under an adjacent residential area.  Pursuant to applicable state regulations, the Company notified the affected homeowners.  Concerns over the impact of the underground water contamination and its public disclosure on property values led to a number of claims by homeowners.

The Company has entered into a number of individual settlements and has settled a class action lawsuit.  Twenty-one of the individual settlements were made in the form of agreements with homeowners that obligated the Company to reimburse them for any estimated decline in the value of their homes at time of sale due to potential buyers’ concerns over contamination or, in the case of some agreements, to purchase the property after an agreed marketing period. Three of these agreements have had no claims made under them yet. The Company has also settled ten other property claims by homeowners who have sold their properties. In addition, the Company has settled Valice v. Cameron Iron Works, Inc. (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), which was filed as a class action. Pursuant to the settlement, the homeowners who remained part of the class are entitled to receive a payment of approximately 3% of the 2006 appraised value of their property or reimbursement of any diminution in value of their property due to contamination concerns at the time of any sale. To date, 35 homeowners have elected the payment.

Of the 258 properties included in the Valice class, there were 21 homeowners who opted out of the class settlement. There are three suits currently pending regarding this matter filed by non-settling homeowners. Moldovan v. Cameron Iron Works, Inc. (165th Jud. Dist. Ct., Harris County, filed October 23, 2006), was filed by six such homeowners. The other suits were filed by individual homeowners, Tuma v. Cameron Iron Works, Inc. (334th Judicial District Court of Harris County, Texas, filed on November 27, 2006), and Rudelson v. Cooper Industries, Inc. (189th Judicial District Court of Harris County, Texas, filed on November 29, 2006).  The complaints filed in these actions make the claim that the contaminated underground water has reduced property values and seek recovery of actual and exemplary damages for the loss of property value.

While one claim related to this matter involving health risks has been threatened, the Company is of the opinion that there is no health risk to area residents. No such claims have yet been asserted.

The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements, the class action settlement or other actions that have been or may be filed, will not have a material adverse effect on its financial position or results of operations. The Company has reserved a total of $16,310,000 for these matters as of March 31, 2007.

The Company along with its former parent, Cooper Industries, Inc. (Cooper), were named as defendants in a suit, brought by a purchaser of an option to purchase a parcel of the same former manufacturing site in Houston, alleging fraud and breach of contract regarding the environmental condition of the parcel under option. This matter has been settled and the case has been dismissed. Cooper made a claim for approximately $2,500,000 against the Company for reimbursement of its legal fees and settlement costs with respect to this matter under the Asset Transfer Agreement pursuant to which the Company was split off from Cooper. The claim by Cooper was settled at an amount which was previously accrued by the Company.

The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At March 31, 2007, the Company’s consolidated balance sheet included a liability of approximately $3,506,000 for such cases, including estimated legal costs. The Company believes, based on its review of the facts and law, that the potential exposure from the remaining suits will not have a material adverse effect on its financial condition or liquidity.

Tax Contingencies

The Company has legal entities in over 35 countries. As a result, the Company is subject to various tax filing requirements in these countries. The Company prepares its tax filings in a manner which it believes is consistent with such filing requirements. However, some of the tax laws and regulations which the Company is subject to are subject to interpretation and/or judgment. Although the Company believes that the tax liabilities for periods ending on or before the balance sheet date have been adequately provided for in the financial statements, to the extent that a taxing authority believes that the Company has not prepared its tax filings in accordance with the authority’s interpretation of the tax laws/regulations, the Company could be exposed to additional taxes.

Note 12: Recently Issued Accounting Pronouncements

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. FIN 48 was issued in June 2006 in order to create a single model to address accounting for uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure.

As a result of the implementation of FIN 48, the Company recognized an increase of $13,888,000 in the liability for unrecognized tax benefits along with (i) a corresponding decrease of $4,996,000 in the January 1, 2007 balance of retained earnings, (ii) a decrease of $2,000,000 in capital in excess of par relating to amounts previously recognized in connection with the tax benefit of employee stock benefit plan transactions and (iii) an increase in deferred tax assets of $6,892,000. This adjustment resulted in a total amount of unrecognized tax benefits at January 1, 2007 of $42,789,000.

The Company and its subsidiaries file income tax returns in the United States, various domestic states and localities and in many foreign jurisdictions. The earliest years’ tax returns filed by the Company that are still subject to examination by authorities in the major tax jurisdictions are as follows:

United States	United Kingdom	Canada	France	Germany	Norway	Singapore
2000	2001	1995	2004	2004	2003	1999

The Company reflects interest related to an underpayment of income taxes as a component of interest expense in the Consolidated Results of Operations statement. Penalties on a tax position taken by the Company are reflected as a component of income tax expense in the Consolidated Results of Operations statement. There were no material accruals for unpaid interest or penalties upon adoption of FIN 48.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 provides entities with an option to measure many financial assets and liabilities and certain other items at fair value as determined on an instrument by instrument basis. The Company has not yet evaluated the impact, if any, this standard might have on the Company’s consolidated financial statements once it becomes effective on January 1, 2008.

Note 13: Subsequent Event

         The Company redeemed $200,000,000 of its outstanding 2.65% senior notes on April 16, 2007 using available cash on hand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical data contained herein, this document includes “forward-looking statements” regarding future market strength, order levels, revenues and earnings of the Company, as well as expectations regarding cash flows, future capital spending and the Company’s ability to issue additional debt or refinance its existing debt, made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those described in forward-looking statements. These statements are based on current expectations of the Company’s performance and are subject to a variety of factors, some of which are not under the control of the Company, which can affect the Company’s results of operations, liquidity or financial condition. Such factors may include overall demand for, and pricing of, the Company’s products; the size and timing of orders; the Company’s ability to successfully execute large subsea and drilling systems projects it has been awarded; the Company’s ability to convert backlog into revenues on a timely and profitable basis; the Company’s ability to successfully implement its capital expenditures program; the impact of acquisitions the Company has made or may make; changes in the price of (and demand for) oil and gas in both domestic and international markets; raw material costs and availability; political and social issues affecting the countries in which the Company does business; fluctuations in currency markets worldwide; and variations in global economic activity. In particular, current and projected oil and gas prices historically have generally affected customers’ spending levels and their related purchases of the Company’s products and services. Additionally, changes in oil and gas price expectations may impact the Company’s financial results due to changes in cost structure, staffing or spending levels. See additional factors discussed in “Factors That May Affect Financial Condition and Future Results” contained herein.

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

FIRST QUARTER 2007 COMPARED TO FIRST QUARTER 2006

Consolidated Results —

The Company’s net income for the first quarter of 2007 totaled $101.0 million, or $0.88 per diluted share, compared to $56.0 million, or $0.47 per diluted share, in the first quarter of 2006. The results for the first quarter of 2006 include pre-tax charges of $10.0 million, or $0.05 per diluted share, for acquisition integration activities associated with the operations of the Flow Control segment of Dresser, Inc. that were acquired in late 2005 and early 2006 (the Dresser Acquired Businesses).

Revenues

Revenues for the first quarter of 2007 totaled $997.0 million, an increase of 20.2% from $829.7 million in the first quarter of 2006. Strength in all product lines led to a 41.0% increase in revenues in the Drilling & Production Systems (DPS) segment which more than offset a 1% decline in revenues in the Valves & Measurement (V&M) segment and an 8% decline in the Compression Systems (CS) segment. A discussion of revenue by segment may be found below.

Costs and Expenses

Cost of sales (exclusive of depreciation and amortization) for the first quarter of 2007 totaled $693.9 million, an increase of 18.6% from $585.0 million in the first quarter of 2006. As a percentage of revenues, cost of sales decreased from 70.5% in the first quarter of 2006 to 69.6% in the first quarter of 2007. The decrease is due primarily to (i) an 8.1 percentage-point decrease in the ratio at the V&M segment and (ii) a 1.8 percentage-point decrease in the CS segment ratio. These decreases were partially offset by a higher cost of sales to revenue ratio at DPS of 2.9 percentage points. A discussion of the factors contributing to these changes in the ratio of cost of sales-to-revenues may be found in each segment’s discussion below.

Selling and administrative expenses for the first quarter of 2007 were $126.1 million, an increase of $0.4 million or 0.3% from $125.7 million in the first quarter of 2006. The comparison of selling and administrative costs between periods was benefited by (i) a $5.8 million one-time reduction in pension expense recognized in the first quarter of 2007 relating to one of the Company’s non-U.S. defined benefit pension plans and (ii) the absence in the first quarter of 2007 of a $6.5 million charge taken in the first quarter of 2006 for the estimated cost of settlement of a class action lawsuit related to environmental contamination near a former manufacturing facility. These items were offset by (i) increased salary costs due to higher headcount levels, (ii) increased spending as a result of higher activity levels throughout the

Company and (iii) $1.1 million of additional costs associated with a facility consolidation in the CS segment during the first quarter of 2007.

Depreciation and amortization for the first quarter of 2007 totaled $25.8 million, an increase of $3.2 million, or 14.2%, from $22.6 million for the first quarter of 2006. The increase is due primarily to higher levels of capital spending in recent periods.

Interest income for the first quarter of 2007 was $11.0 million compared to $3.1 million in the first quarter of 2006. The increase of $7.9 million is primarily attributable to higher invested cash balances resulting from positive cash flow from operations since the first quarter of 2006 and the issuance of $500 million of convertible debt in May 2006.

Interest expense for the first quarter of 2007 totaled $6.8 million, an increase of $3.6 million, from $3.2 million in the first quarter of 2006. Approximately $3.2 million of the increase is due to the issuance of $500 million of convertible debt in May 2006.

During the first quarter of 2006, acquisition integration costs totaling $10.0 million were incurred in connection with the integration of the Dresser Acquired Businesses primarily into the operations of the V&M segment. Approximately $6.5 million of the costs were for a non-cash fixed asset and goodwill impairment charge relating to one of V&M’s legacy facilities involved in the manufacture of a particular type of valve. This facility became redundant and was closed as a result of the Dresser Acquired Businesses. Additionally, the Company closed a Dresser facility in Houston, Texas incurring $3.5 million in connection with the closure efforts. The activities of integrating the Dresser Acquired Businesses into the Company’s operations was substantially completed as of the end of 2006.

The income tax provision in the first quarter of 2007 was $54.4 million compared to $30.2 million for the same period in 2006. The effective tax rate for both periods was 35.0%.

Segment Results —

DPS Segment

	Quarter Ended March 31,		Increase
(dollars in millions)	2007	2006	$	%
Revenues	$ 613.7	$ 435.3	$ 178.4	41.0%
Income before income taxes	$ 103.4	$ 77.1	$ 26.3	34.1%

Revenues of the DPS segment during the first quarter of 2007 totaled $613.7 million, an increase of 41.0%, from $435.3 million in the first quarter of 2006. Sales were up in all product lines in the first quarter of 2007 compared to the first quarter of 2006. Drilling sales increased 88%, sales of surface equipment were up 33%, subsea equipment sales increased nearly 25% and sales in the oil, gas and water separation business were 46% higher than in the comparable period of 2006. The increase in drilling sales primarily reflects higher shipments for major rig construction projects as well as an increase in the land drilling business. Demand for surface equipment was up in all major regions, except Canada, due to high activity levels resulting primarily from high commodity prices. The increase in subsea equipment sales is due mainly to shipments for a large project offshore West Africa. Revenues associated with an oil separation application to be used on a floating offshore storage platform offshore Brazil accounted for the majority of the increase in the oil, gas and water separation application product line.

Income before income taxes for the first quarter of 2007 totaled $103.4 million, an increase of 34.1%, from $77.1 million in the first quarter of 2006. Cost of sales as a percent of revenues increased from 68.6% in the first quarter of 2006 to 71.5% for the comparable period of 2007. An increase in sales associated with major rig construction projects in the first quarter of 2007, which typically carry a higher cost of sales percentage as compared to the Company’s traditional product sales, caused an increase in the current year ratio of cost of sales to revenues by approximately 2.1 percentage points as compared to the first quarter of 2006. In addition, the Company settled a warranty issue on a subsea project in the first quarter of 2006 resulting in a reduction in warranty expense of $3.6 million during that period. This resulted in an unfavorable comparison in 2007 of approximately 0.8 percentage points in the cost of sales-to-revenue ratio.

Selling and administrative costs in the DPS segment totaled $58.0 million for the first quarter of 2007, an increase of $9.7 million, or 20.0%, compared to the first quarter of 2006. Increased headcount and activity levels in the selling and marketing operations of DPS in order to support the expansion of the business accounted for a majority of the increase in costs.

Depreciation and amortization expense in DPS for the first quarter of 2007 was $13.2 million as compared to $11.3 million for the first quarter of 2006, an increase of $1.9 million, or 17.4%. The increase is due primarily to higher levels of capital spending in recent periods.

V&M Segment

	Quarter Ended March 31,		Increase/(Decrease)
(dollars in millions)	2007	2006	$	%
Revenues	$ 295.8	$ 299.0	$ (3.2)	(1	.1)%
Income before income taxes	$ 61.8	$ 25.8	$ 36.0	139.2%

Revenues of the V&M segment for the first quarter of 2007 totaled $295.8 million, a decrease of 1.1% from $299.0 million in the first quarter of 2006. A 14% decrease in engineered product sales in the first quarter of 2007 as compared to the first quarter of 2006 more than offset a 29% increase in sales of process equipment to customers in the those markets and a 2% increase in sales of distributed products. The decline in engineered product sales reflects the strong shipment levels that occurred in Italy during the first quarter of 2006 as the Company was working down high backlog levels existing following the late 2005 acquisition of the Dresser Acquired Businesses, as well as a decline in demand in the Canadian markets. The increase in sales to customers in process markets reflects current year shipments associated with strong order levels in late 2006, driven largely by new liquefied natural gas (LNG) projects internationally, as well as refinery upgrades and new storage capacity projects. The increase in sales of distributed products primarily reflects continued strength in markets in the United States which was partially offset by weakness in the Canadian markets. The weaker Canadian markets also largely contributed to a 3% decline in sales of measurement products in the first quarter of 2007 as compared to the same period in 2006.

Income before income taxes totaled $61.8 million in the first quarter of 2007, an increase of 139.2%, from $25.8 million for the comparable period of 2006. Cost of sales as a percent of revenues decreased from 72.7% in the first quarter of 2006 to 64.6% in the first quarter of 2007. Changes in sales mix, the impact of price increases and improved margins in the Dresser Acquired Businesses as a result of acquisition integration efforts during 2006 resulted in an approximate 6.0 percentage-point decrease in the ratio of cost of sales to revenues during the first quarter of 2007 as compared to the same period in 2006. Over 40% of the improvement was due to a sales mix change resulting from a decrease in sales of lower-margin engineered products and an increase in sales of higher-margin equipment designed for process applications. In addition, the Company increased production levels in the first quarter of 2007 resulting in a build in inventory and the absorption of additional amounts of relatively fixed indirect overhead costs. This had the effect of reducing the cost of sales-to-revenue ratio by 1.7 percentage points in the first quarter of 2007 as compared to the first quarter of 2006.  Finally, lower warranty costs in the first quarter of 2007 as compared to the first quarter of 2006 also improved the ratio in 2007 by 0.5 percentage points.

Selling and administrative expense decreased by $2.7 million, or 7.1%, in the first quarter of 2007 as compared to the first quarter of 2006. The decrease is mainly due to lower employee incentive costs charged to the income statement in 2007.

Depreciation and amortization in the V&M segment decreased by $0.2 million in the first quarter of 2007 as compared to the first quarter of 2006.

V&M incurred $10.0 million of acquisition integration costs in the first quarter of 2006 as a result of integrating the Dresser Acquired Businesses into the segment’s operations. These costs are described in “Consolidated Results” above.

CS Segment

	Quarter Ended March 31,		Increase/(Decrease)
(dollars in millions)	2007	2006	$	%
Revenues	$87.5	$95.4	$(7.9)	(8	.3)%
Income before income taxes	$7.3	$9.7	$(2.4)	(25	.2)%

Revenues of the CS segment for the first quarter of 2007 totaled $87.5 million, a decrease of 8.3% from $95.4 million in the first quarter of 2006. Sales of gas compression equipment were down nearly 2% in the first quarter of 2007 as compared to the first quarter of 2006, and sales of air compression equipment decreased nearly 17% during the same period. Sales of new gas compression equipment were down 9%, driven mainly by a shift toward smaller horsepower, lower value equipment in the Superior Compressor product line as well as longer lead times relating to preparation of equipment in this product line for shipment to certain international locations. New air compression equipment sales were down 21% in the first quarter of 2007 as compared to the same period in the prior year, due primarily to manufacturing delays near the end of the current quarter resulting from various issues involving changing requirements by customers and timely availability of parts and other components.

Income before income taxes totaled $7.3 million in the first quarter of 2007, down 25.2%, from $9.7 million in the comparable period of 2006. Cost of sales as a percent of revenues decreased from 72.8% in the first quarter of 2006 to 71.0% in the first quarter of 2007. The decrease in the ratio of cost of sales to revenues is due primarily to (i) the impact of higher pricing in excess of costs on aftermarket parts in the gas compression equipment product line (a 0.7 percentage-point decrease) and (ii) lower subcontract variances in the first quarter of 2007 compared to the same period in 2006 (a 1.1 percentage-point decrease). Cost of sales and the related ratio of cost of sales to revenues also reflect the positive impact in the first quarter of 2007 of the absorption of $4.1 million of indirect overhead costs resulting from increased production levels, which has led to a build in inventory as of March 31, 2007 in order to support the higher backlog in the CS segment.

Selling and administrative expenses increased by $1.8 million, or 13.9%, in the first quarter of 2007 as compared to the first quarter of 2006. Approximately $1.1 million of the increase is associated with costs incurred in connection with a facility consolidation in the first quarter of 2007, with the remainder largely caused by increased travel and other discretionary spending.

Depreciation and amortization expense for the CS segment remained flat at $3.3 million in the first quarter of 2007 as compared to the same period in 2006.

Corporate Segment

The Corporate segment’s loss before income taxes was $17.1 million in the first quarter of 2007 as compared to $26.4 million in the first quarter of 2006.

Included in the Corporate segment’s results for the first quarter of 2007 is a loss of $1.4 million relating to the changing value of the U.S. dollar in relation to short-term intercompany loans the Company has with various foreign subsidiaries that are denominated in currencies other than the U.S. dollar. For the first quarter of 2006, a gain of $0.4 million was recognized in the Corporate segment relating to similar intercompany loans.

Selling and administrative costs decreased by $8.3 million, or 32.0%, in the first quarter of 2007 compared to the first quarter of 2006. The decrease is mainly due to (i) a $5.8 million one-time reduction in pension expense recognized in the first quarter of 2007 relating to one of the Company’s non-U.S. defined benefit pension plans and (ii) the absence in the first quarter of 2007 of a $6.5 million charge taken in the first quarter of 2006 for the estimated cost of settlement of a class action lawsuit related to environmental contamination near a former manufacturing facility. These items were partially offset by higher salary costs and other spending due to the increased level of activity within the Company.

Depreciation and amortization increased by $1.4 million primarily due to differences in internal allocations between segments associated with the amortization of enterprise-wide information technology assets.

The increases in interest income and interest expense during the first quarter of 2007 as compared to the same period in 2006 are discussed in “Consolidated Results” above.

ORDERS

Orders were as follows (dollars in millions):

	Quarter Ended March 31,		Increase/(Decrease)
	2007	2006	$	%
DPS	$729.4	$846.8	$(117.4)	(13.9)%
V&M	354.7	360.4	(5.7)	(1.6)
CS	167.1	128.0	39.1	30.5
	$1,251.2	$1,335.2	$(84.0)	(6.3)%

Orders for the first quarter of 2007 totaled $1,251.2 million, a decrease of 6.3%, compared to $1,335.2 million for the first quarter of 2006.

DPS segment orders for the first quarter of 2007 were $729.4 million, a decrease of 13.9%, from $846.8 million in the first quarter of 2006. The decline was mainly due to a 47% decrease in drilling equipment orders as well as 5% decline in demand for subsea equipment. These decreases were partially offset by a nearly 22% increase in orders for surface equipment and a 22% increase in demand in the oil, gas and water separation application product line. The decline in orders in the drilling product line reflect the lack of new major rig construction projects in the first quarter of 2007 as compared to the first quarter of 2006. Similarly, orders for subsea equipment reflect a lower level of demand from major projects in the first quarter of 2007 as compared to the same period in 2006. The increased demand for surface equipment was mainly due to a major order from a customer in the Eastern Hemisphere in the first quarter of 2007 partially offset by a weakening in demand from customers in the Canadian market as compared to the first quarter of 2006. The increase in the separation product line was driven by a water separation project for a customer in the Middle East.

First quarter 2007 orders in the V&M segment were $354.7 million, down 1.6%, compared to orders of $360.4 million in the first quarter of 2006. A 29% decrease in orders for distributed products and a 21% decrease in orders from customers for equipment to be used in the process markets more than offset a 25% increase in orders for engineered products and a modest 2% increase in demand for measurement products. Demand for distributed products mainly decreased in Canada but also reflects very strong levels of demand in the United States in the first quarter of 2006 that were more robust than the levels experienced in the first quarter of 2007. Similarly, the decline in orders for process valves is mainly a reflection of very strong demand in 2006 driven largely by two large international LNG projects, which has not been duplicated in the first quarter of 2007. The increase in engineered product orders reflects continued high levels of current activity relating to new pipeline construction projects internationally.

Orders in the CS segment for the first quarter of 2007 totaled $167.1 million, an increase of 30.5% from $128.0 million in the first quarter of 2006. Orders in the gas compression market increased 7% in the first quarter of 2007 as compared to the first quarter of 2006, all of which related to higher demand for aftermarket parts and services caused by large equipment overhaul projects initiated by customers in the United States and certain international locations. Orders for air compression equipment increased over 61% in the first quarter of 2007 as compared to the same period last year. This increase was mostly related to orders for new engineered machines, mainly designed for air separation applications, as well as higher demand, primarily in Europe, for plant air equipment.

Backlog was as follows (dollars in millions):

	March 31, 2007	December 31, 2006	Increase
DPS	$2,771.0	$2,661.3	$109.7
V&M	670.5	620.8	49.7
CS	327.1	248.9	78.2
	$3,768.6	$3,531.0	$237.6

Liquidity and Capital Resources

The Company’s cash and cash equivalents decreased by $184.6 million to $848.9 million at March 31, 2007 compared to $1.034 billion at December 31, 2006. The main reasons for the decrease were (i) the purchase of 2.8 million shares of treasury stock at a cost of $150.9 million, or $53.68 per share, (ii) the acquisition of two businesses during the first quarter of 2007 at a total cash cost of $43.9 million and (iii) capital expenditures of $53.0 million. These cash outflows were partially offset by $36.8 million of cash flow from operations during the first quarter of 2007, $9.2 of proceeds from stock option exercises and $8.0 million of additional borrowings internationally.

During the first quarter of 2007, the Company generated $36.8 million of cash from operations as compared to $3.6 million for the same period in 2006. The primary reason for the increase was due to the higher level of earnings in 2007. Net income for the first quarter of 2007 totaled $101.0 million, compared to $56.0 million for the first quarter of 2006, an increase of $45.0 million. Additionally, certain adjustments to net income to arrive at net cash provided by operating activities such as depreciation, amortization, stock-based compensation expense, provisions for deferred income taxes and the operating tax benefit of employee benefit plan transactions totaled $52.1 million in the first quarter of 2007, an increase of $7.2 million, compared to $44.9 million for the same period in 2006. Cash totaling approximately $116.3 million was utilized in the first quarter of 2007 to increase other working capital, which was $19.0 million more than the $97.3 million utilized during the same period in 2006. During the first three months of 2007, cash was used to increase inventory levels by approximately $147.1 million to meet increased backlog requirements. Backlog was up by $237.6 million, or 6.7%, compared to December 31, 2006. This usage was partially offset by $32.7 million of cash generated in the first quarter of 2007 from increases in accounts payable and accrued liabilities, mainly related to an increase in advances and progress payments received from customers.

The Company utilized $95.2 million of cash for investing activities during the first quarter of 2007 compared to $63.0 million during the same period in 2006. Approximately $53.0 million of cash was utilized for capital expenditures in the first quarter of 2007 compared to $30.1 million in the first quarter of 2006. The increase reflects the Company’s intentions to increase capacity, improve efficiency and address market needs by upgrading machine tools and manufacturing processes. Additionally, cash costs totaling $43.9 million were recognized in the first quarter of 2007 in connection with the acquisitions of DES Operations Limited and Prime Measurement Products (see Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information).

During the first quarter of 2007, the Company’s financing activities utilized $129.6 million of cash compared to $19.4 million during the first quarter of 2006. The Company spent $150.9 million of cash in the first quarter of 2007 to acquire 2,810,356 shares of treasury stock at an average cost of $53.68 per share. This compares to $29.7 million spent in the first quarter of 2006 for 723,700 shares of treasury stock. During the first quarter of 2007, the Company also received $9.2 million in proceeds from exercises of stock options, compared to $11.6 million for the same period in 2006, and received excess tax benefits from stock compensation plans totaling approximately $5.0 million. Additionally, short-term borrowings increased $8.0 million in the first quarter of 2007, mainly in certain foreign locations.

The Company redeemed $200.0 million of its outstanding 2.65% senior notes on April 16, 2007 using available cash on hand. The Company also expects to incur an estimated $225.0 million to $250.0 million of capital expenditures during 2007 in connection with its program of improving manufacturing efficiency and expanding capacity. Remaining cash on hand and current-year operating cash flow will be utilized to fund these expenditures for the remainder of 2007.

On a longer-term basis, the Company has outstanding $238.0 million of 1.5% convertible debentures. Holders of these debentures could require the Company to redeem them beginning in May 2009. Holders of the Company’s 2.5% convertible debentures could also require the Company to redeem them beginning in June 2011. The Company believes, based on its current financial condition, existing backlog levels and current expectations for future market conditions, that it will be able to meet its short- and longer-term liquidity needs through additional debt issuances or refinancing or with cash generated from operating activities, existing cash balances on hand and amounts available under its $350.0 million five-year multicurrency revolving credit facility, expiring October 12, 2010, subject to certain extension provisions.

Factors That May Affect Financial Condition and Future Results

The inability of the Company to deliver its backlog on time could affect the Company’s future sales and profitability and its relationships with its customers.

At March 31, 2007, the Company’s backlog was nearly $3.8 billion, a record level for the Company. The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Many of the contracts the Company enters into with its customers require long manufacturing lead times and contain penalty or incentive clauses relating to on-time delivery. A failure by the Company to deliver in accordance with customer expectations could subject the Company to financial penalties or loss of financial incentives and may result in damage to existing customer relationships. Additionally, the Company bases its earnings guidance to the financial markets on expectations regarding the timing of delivery of product currently in backlog. Failure to deliver backlog in accordance with expectations could negatively impact the Company’s financial performance and thus cause adverse changes in the market price of the Company’s outstanding common stock and other publicly-traded financial instruments.

The Company has embarked on a significant capital expansion program.

In the first quarter of 2007, the Company’s capital expenditures increased by nearly $23.0 million from the first quarter of 2006. For 2007, the Company expects full-year capital expenditures of approximately $225.0 million to $250.0 million to continue its program of upgrading its machine tools, manufacturing technologies, processes and facilities in order to improve its efficiency and address current and expected market demand for the Company’s products. To the extent this program causes disruptions in the Company’s plants, or the needed machine tools or facilities are not delivered and installed or in use as currently expected, the Company’s ability to deliver existing or future backlog may be negatively impacted. In addition, if the program does not result in the expected efficiencies, future profitability may be negatively impacted.

Execution of subsea systems projects exposes the Company to risks not present in its surface business.

This market is significantly different from the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and in some cases, new technology. These projects accounted for approximately 9% of total revenues for the three months ended March 31, 2007. To the extent the Company experiences difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted. As of March 31, 2007, the Company had a subsea systems project backlog of approximately $408.8 million.

Increases in the cost of and the availability of metals used in the Company’s manufacturing processes could negatively impact the Company’s profitability.

Commodity prices for items such as nickel, molybdenum and heavy metal scrap that are used to make the steel alloys required for the Company’s products continue to increase. Certain of the Company’s suppliers have passed these increases on to the Company. The Company has implemented price increases intended to offset the impact of the increase in commodity prices. However, if customers do not accept these price increases, future profitability will be negatively impacted. In addition, the Company’s vendors have informed the Company that lead times for certain raw materials are being extended. To the extent such change negatively impacts the Company’s ability to meet delivery requirements of its customers, the financial performance of the Company may suffer.

Downturns in the oil and gas industry have had, and may in the future have, a negative effect on the Company’s sales and profitability.

Demand for most of the Company’s products and services, and therefore its revenues, depends to a large extent upon the level of capital expenditures related to oil and gas exploration, production, development, processing and transmission. Declines, as well as anticipated declines, in oil and gas prices could negatively affect the level of these activities, or could result in the cancellation, modification or rescheduling of existing orders. As an example, during the latter part of 2006 and continuing into 2007, the Company has seen activity levels in Canada decline which has resulted in declining demand for the Company’s distributed product offerings in that market. The Company is typically protected against financial losses related to products and services it has provided prior to any cancellation. However, if the Company’s customers cancel existing purchase orders, future profitability could be negatively impacted. Factors that contribute to the volatility of oil and gas prices include the following:

• demand for oil and gas, which is impacted by economic and political conditions and weather;

• the ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and pricing;

• level of production from non-OPEC countries;

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

In connection with the acquisition of the Dresser Acquired Businesses in late 2005 and early 2006, the Company entered into a number of short-term loans between certain wholly-owned subsidiaries to finance the acquisition cost and working capital needs of certain of Dresser’s international operations. Due to a significant weakening of the U.S. dollar in the second quarter of 2006, the Company recognized a significant currency gain relating to these euro-denominated loans made by a United States-based entity. The majority of these loans have now been repaid. Except for this impact in the second quarter of 2006, the Company’s gain or loss on foreign currency dominated transactions in other periods has not been material.

The Company’s worldwide operations expose it to instability and changes in economic and political conditions, foreign currency fluctuations, trade and investment regulations and other risks inherent to international business.

The economic risks of doing business on a worldwide basis include the following:

• volatility in general economic, social and political conditions;

• differing tax rates, tariffs, exchange controls or other similar restrictions;

• changes in currency rates;

• inability to repatriate income or capital;

• reductions in the number or capacity of qualified personnel; and

• seizure of equipment.

Doing business on a worldwide basis also puts the Company and its operations at risk due to political risks and the need for compliance with the laws and regulations of many jurisdictions. These laws and regulations impose a range of restrictions on operations, trade practices, trade partners and investment decisions. From time to time, the Company receives inquiries regarding its compliance with such laws and regulations. The Company received a voluntary request for information dated September 2, 2005 from the U.S. Securities and Exchange Commission regarding certain of the Company’s West African activities and has responded to this request. The Company believes it has complied with all applicable laws and regulations with respect to its activities in this region. Additionally, the U.S. Department of Treasury’s Office of Foreign Assets Control made an inquiry regarding U.S. involvement in a United Kingdom subsidiary’s commercial and financial activity relating to Iran in September 2004 and the U.S. Department of Commerce made an inquiry regarding sales by another United Kingdom subsidiary to Iran in February 2005. The Company responded to these two inquiries and has not received any additional requests related to these matters. The Company has restricted its non-U.S. subsidiaries and persons from doing any new business with countries the United States has classified as being state sponsors of terrorism, which include Iran, Syria, Sudan, North Korea and Cuba.

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

Foreign Currency Exchange Rates

As described more fully above under “Factors That May Affect Financial Condition and Future Results — Fluctuations in worldwide currency markets can impact the Company’s profitability”, the Company has short-term intercompany loans and intercompany balances outstanding at March 31, 2007 denominated in currencies different from the functional currency of at least one of the parties. These transactions subject the Company’s financial results to risk from changes in foreign currency exchange rates. Other than the second quarter of 2006, these amounts had not resulted in recognition of a material foreign currency gain or loss due to fluctuations in the applicable exchange rates.

A large portion of the Company’s operations consist of manufacturing and sales activities in foreign jurisdictions, principally in Europe, Canada, West Africa, the Middle East, Latin America and the Pacific Rim. As a result, the Company’s financial performance may be affected by changes in foreign currency exchange rates or weak economic conditions in these markets. Overall, for those locations where the Company is a net receiver of local non-U.S. dollar currencies, Cameron generally benefits from a weaker U.S. dollar with respect to those currencies. Alternatively, for those locations where the Company is a net payer of local non-U.S. dollar currencies, a weaker U.S. dollar with respect to those currencies will generally have an adverse impact on the Company’s financial results. For each of the last three years, the Company’s gain or loss from foreign currency-denominated transactions has not been material, except as noted above.

In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into forward foreign currency exchange contracts to hedge specific large anticipated receipts in currencies for which the Company does not traditionally have fully offsetting local currency expenditures. The Company was party to a number of long-term foreign currency forward contracts at March 31, 2007. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, valve or drilling contracts involving the Company’s United States operations and its wholly-owned subsidiaries in Italy, Singapore and the United Kingdom. Information relating to the contracts and the fair value recorded in the Company’s Consolidated Balance Sheet at March 31, 2007 follows:

	Year of Contract Expiration
(amounts in millions except exchange rates)	2007	2008	2009	Total
Buy GBP/Sell USD:
Notional amount to sell (in U.S. dollars)	$39.9	$11.0	$2.6	$53.5
Average GBP to USD contract rate	1.8084	1.8039	1.7989	1.8070
Average GBP to USD forward rate at March 31, 2007	1.9663	1.9536	1.9393	1.9623

Fair value at March 31, 2007 in U.S. dollars				$4.6

Sell GBP/Buy Euro:
Notional amount to buy (in euros)	9.1	0.9	0.1	10.1
Average GBP to EUR contract rate	1.3860	1.3693	1.3450	1.3845
Average GBP to EUR forward rate at March 31, 2007	1.4664	1.4507	1.4281	1.4649

Fair value at March 31, 2007 in U.S. dollars				$(0.8)

Sell GBP/Buy NOK:
Notional amount to buy (in Norwegian krone)	14.3	0.6	—	14.9
Average GBP to NOK contract rate	11.2872	11.2173	—	11.2843
Average GBP to NOK forward rate at March 31, 2007	11.9381	11.8784	—	11.9357

Fair value at March 31, 2007 in U.S. dollars				$(0.1)

Buy Euro/Sell USD:
Notional amount to buy (in euros)	33.6	19.0	1.0	53.6
Average EUR to USD contract rate	1.2967	1.3174	1.3276	1.3046
Average EUR to USD forward rate at March 31, 2007	1.3427	1.3487	1.3550	1.3450

Fair value at March 31, 2007 in U.S. dollars				$2.2

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

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no material changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007.

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

The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the CS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At March 31, 2007, the Company’s consolidated balance sheet included a noncurrent liability of $6.7 million for environmental matters.

Legal Matters

In 2001, the Company discovered that contaminated underground water from the former manufacturing site in Houston discussed above, had migrated under an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners.  Concerns over the impact of the underground water contamination and its public disclosure on property values led to a number of claims by homeowners.

The Company has entered into a number of individual settlements and has settled a class action lawsuit.  Twenty-one of the individual settlements were made in the form of agreements with homeowners that obligated the Company to reimburse them for any estimated decline in the value of their homes at time of sale due to potential buyers’ concerns over contamination or, in the case of some agreements, to purchase the property after an agreed marketing period. Three of these agreements have had no claims made under them yet. The Company has also settled ten other property claims by homeowners who have sold their properties. In addition, the Company has settled Valice v. Cameron Iron Works, Inc. (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), which was filed as a class action. Pursuant to the settlement, the homeowners who remained part of the class are entitled to receive a payment of approximately 3% of the 2006 appraised value of their property or reimbursement of any diminution in value of their property due to contamination concerns at the time of any sale. To date, 35 homeowners have elected the payment.

Of the 258 properties included in the Valice class, there were 21 homeowners who opted out of the class settlement. There are three suits currently pending regarding this matter filed by non-settling homeowners. Moldovan v. Cameron Iron Works, Inc. (165th Jud. Dist. Ct., Harris County, filed October 23, 2006), was filed by six such homeowners. The other suits were filed by individual homeowners, Tuma v. Cameron Iron Works, Inc. (334th Judicial District Court of Harris County, Texas, filed on November 27, 2006), and Rudelson v. Cooper Industries, Inc. (189th Judicial District Court of Harris County, Texas, filed on November 29, 2006).  The complaints filed in these actions make the claim that the contaminated underground water has reduced property values and seek recovery of actual and exemplary damages for the loss of property value.

While one claim related to this matter involving health risks has been threatened, the Company is of the opinion that there is no health risk to area residents. No such claims have yet been asserted.

The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements, the class action settlement or other actions that have been or may be filed will not have a material adverse effect on its financial position or results of operations. The Company has reserved a total of $16.3 million for these matters as of March 31, 2007.

The Company and its former parent, Cooper Industries, Inc. (Cooper), were named as defendants in a suit, brought by a purchaser of an option to purchase a parcel of the same former manufacturing site in Houston, alleging fraud and breach of contract regarding the environmental condition of the parcel under option. This matter has been settled and the case has been dismissed. Cooper made a claim for approximately $2.5 million against the Company for reimbursement of its legal fees and settlement costs with respect to this matter under the Asset Transfer Agreement pursuant to which the Company was split off from Cooper. The claim by Cooper was settled at an amount which was previously accrued by the Company.

The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At March 31, 2007, the Company’s consolidated balance sheet included a liability of approximately $3.5 million for such cases, including estimated legal costs. The Company believes, based on its review of the facts and law, that the potential exposure from the remaining suits will not have a material adverse effect on its financial condition or liquidity.

Tax Contingencies

The Company has legal entities in over 35 countries. As a result, the Company is subject to various tax filing requirements in these countries. The Company prepares its tax filings in a manner which it believes is consistent with such filing requirements. However, some of the tax laws and regulations which the Company is subject to are subject to interpretation and/or judgment. Although the Company believes that the tax liabilities for periods ending on or before the balance sheet date have been adequately provided for in the financial statements, to the extent that a taxing authority believes that the Company has not prepared its tax filings in accordance with the authority’s interpretation of the tax laws/regulations, the Company could be exposed to additional taxes.

Item 1A. Risk Factors

The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 18- 20 of this quarterly report on Form 10-Q is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006, the Company’s Board of Directors changed the number of shares of the Company’s common stock authorized for repurchase from the 5,000,000 shares authorized in August 2004 to 10,000,000 shares in order to reflect the 2-for-1 stock split effective December 15, 2005. Additionally, on May 22, 2006, the Company’s Board of Directors approved repurchasing shares of the Company’s common stock with the proceeds remaining from the Company’s 2.5% Convertible Debenture offering, after taking into account a planned repayment of $200.0 million principal amount of the Company’s outstanding 2.65% Senior Notes due 2007. This authorization is in addition to the 10,000,000 shares described above.

Purchases pursuant to the 10,000,000-share Board authorization may be made by way of open market purchases, directly or indirectly, for the Company’s own account or through commercial banks or financial institutions and by the use of derivatives such as a sale or put on the Company’s common stock or by forward or economically equivalent transactions. Shares of common stock purchased and placed in treasury during the three months ended March 31, 2007 under the Board’s two authorization programs described above are as follows:
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of all repurchase programs (a)	Maximum number of shares that may yet be purchased under all repurchase programs (b)
1/1/07 — 1/31/07	1,580,856	$51.01	9,440,971	6,647,950
2/1/07 — 2/28/07	190,000	$54.23	9,630,971	6,314,952
3/1/07 — 3/31/07	1,039,500	$57.66	10,670,471	5,103,473
Total	2,810,356	$53.68	10,670,471	5,103,473
____________

(a)	All share purchases during the three months ended March 31, 2007 were done through open market transactions.

(b)
At March 31, 2007, 1,607,029 shares are yet to be purchased under the May 2006 Board authorization, based on the most recent closing price of the Company’s common stock at that date of $62.79 per share.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

(a)	Information Not Previously Reported in a Report on Form 8-K.

None

(b)	Material Changes to the Procedures by Which Security Holders May Recommend Board Nominees.

There have been no material changes to the procedures enumerated in the Company’s definitive proxy statement filed on Schedule 14A with the Securities and Exchange Commission on March 21, 2007 with respect to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits

Exhibit 31.1 —

Certification

Exhibit 31.2 —

Certification

Exhibit 32.1 —

Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2007	Cameron International Corporation
(Registrant)

/s/ Franklin Myers
Franklin Myers
Senior Vice President and Chief Financial Officer and authorized to sign on behalf of the Registrant

EXHIBIT INDEX
Exhibit Number	Description
31.1	Certification

31.2	Certification

32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

27