Form 10-Q
period 2007-06-30
CAMERON INTERNATIONAL CORP
filed 2007-08-01
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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

Yes ☐ No ☑

Number of shares outstanding of issuer’s common stock as of July 25, 2007 was 108,733,396.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED RESULTS OF OPERATIONS
(dollars and shares in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
REVENUES	$1,139,042	$857,765	$2,136,092	$1,687,425
COSTS AND EXPENSES Cost of sales (exclusive of depreciation and amortization shown separately below)	792,130	582,909	1,486,046	1,167,904
Selling and administrative expenses	143,226	124,597	269,329	250,260
Depreciation and amortization	27,134	24,605	52,985	47,241
Interest income	(6,284)	(4,651)	(17,268)	(7,779)
Interest expense	6,031	4,295	12,805	7,541
Acquisition integration costs	—	9,083	—	19,112
Total costs and expenses	962,237	740,838	1,803,897	1,484,279
Income before income taxes	176,805	116,927	332,195	203,146
Income tax provision	(53,577)	(40,963)	(107,963)	(71,140)
Net income	$123,228	$75,964	$224,232	$132,006
Earnings per common share:
Basic	$1.13	$0.67	$2.03	$1.15
Diluted	$1.08	$0.64	$1.95	$1.11
Shares used in computing earnings per common share:
Basic	109,365	114,184	110,188	115,087
Diluted	114,407	117,812	114,773	118,467

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except shares and per share data)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Cash and cash equivalents	$467,393	$1,033,537
Receivables, net	765,870	696,147
Inventories, net	1,309,352	1,009,414
Other	166,564	168,554
Total current assets	2,709,179	2,907,652
Plant and equipment, net	718,515	648,785
Goodwill	643,683	595,268
Other assets	226,767	199,045
TOTAL ASSETS	$4,298,144	$4,350,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$7,824	$207,345
Accounts payable and accrued liabilities	1,513,742	1,364,716
Accrued income taxes	29,716	56,151
Total current liabilities	1,551,282	1,628,212
Long-term debt	746,960	745,408
Postretirement benefits other than pensions	20,299	20,757
Deferred income taxes	83,455	90,248
Other long-term liabilities	126,186	124,686
Total liabilities	2,528,182	2,609,311
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized, 116,170,863 shares issued at June 30, 2007 and December 31, 2006	1,162	1,162
Capital in excess of par value	1,141,013	1,140,765
Retained earnings	980,194	760,958
Accumulated other elements of comprehensive income	55,247	16,326
Less: Treasury stock, 7,485,852 shares at June 30, 2007 (3,881,236 shares at December 31, 2006)	(407,654)	(177,772)
Total stockholders’ equity	1,769,962	1,741,439
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,298,144	$4,350,750

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$123,228	$75,964	$224,232	$132,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,050	19,563	39,400	37,378
Amortization	7,084	5,042	13,585	9,863
Non-cash stock compensation expense	7,651	4,646	14,189	11,395
Non-cash write-off of assets associated with acquisition integration efforts	—	4,275	—	10,810
Tax benefit of employee benefit plan transactions, deferred income taxes and other	(7,902)	24,836	11,784	33,752
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	(61,803)	(20,726)	(50,966)	(47,526)
Inventories	(124,409)	(95,170)	(271,539)	(204,815)
Accounts payable and accrued liabilities	81,184	117,923	113,851	174,789
Other assets and liabilities, net	(27,609)	(28,203)	(40,279)	(45,930)
Net cash provided by operating activities	17,474	108,150	54,257	111,722
Cash flows from investing activities:
Capital expenditures	(55,014)	(43,596)	(107,973)	(73,656)
Acquisitions, net of cash acquired	(31,714)	—	(75,658)	(34,659)
Proceeds from sale of plant and equipment and other	1,953	1,524	3,624	3,240
Net cash used for investing activities	(84,775)	(42,072)	(180,007)	(105,075)
Cash flows from financing activities:
Loan repayments, net	(207,155)	(164)	(199,148)	(204)
Issuance of convertible debt	—	500,000	—	500,000
Debt issuance costs	—	(8,218)	—	(8,218)
Purchase of treasury stock	(126,491)	(207,969)	(277,362)	(237,718)
Proceeds from stock option exercises	13,056	21,571	22,282	33,212
Excess tax benefits from stock compensation plans	6,601	—	11,635	—
Principal payments on capital leases	(1,623)	(962)	(2,621)	(2,255)
Net cash (used for) provided by financing activities	(315,612)	304,258	(445,214)	284,817
Effect of translation on cash	1,378	7,477	4,820	9,856
(Decrease) increase in cash and cash equivalents	(381,535)	377,813	(566,144)	301,320
Cash and cash equivalents, beginning of period	848,928	285,478	1,033,537	361,971
Cash and cash equivalents, end of period	$467,393	$663,291	$467,393	$663,291

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include estimated losses on accounts receivable, estimated realizable value on excess or obsolete inventory, estimated liabilities for contingencies, including among other things, liquidated damages and environmental, legal, regulatory and tax matters, estimated warranty costs, estimates related to pension accounting, estimated proceeds from assets held for sale and estimates related to deferred tax assets and liabilities, including valuation allowances on deferred tax assets. Actual results could differ materially from these estimates.

Certain of the Company’s contracts, particularly those for large subsea and drilling projects, contain clauses which allow customers to assess liquidated damages in the event of late delivery by the Company. Many of these contracts require that financial harm to the counterparty must result from the Company’s failure to deliver equipment on time before the Company can be held liable for any liquidated damages. As of June 30, 2007, the Company has failed to meet contractual delivery dates for certain of its products which could expose the Company to liability for liquidated damages. In those instances where the contract allows for nonpayment of liquidated damages where no financial harm has occurred and where the Company has concluded that no financial harm has been caused to its customers, no accruals for contractual penalties have been made. However, the Company’s estimate of the financial impact on its customers of not delivering product in accordance with the contractual terms could change based on additional information being received in the future from its customers.

Note 2: Acquisitions

During the first quarter of 2007, the Company acquired DES Operations Limited (DES), a Scotland-based supplier of production enhancement technology at a cash cost of approximately $37,679,000, plus a maximum additional contingent payout of approximately 4.0 million British Pounds depending on the financial performance of DES over the next three years. The acquisition of DES enhances the Company’s subsea product offerings within the Drilling & Production Systems (DPS) segment by providing technology that allows for subsea processing capabilities directly on a subsea tree. Additionally, the Company acquired certain assets of Prime Measurement Products (Prime), a supplier to the measurement business of the Valves & Measurement (V&M) segment. The total cost of this acquisition was approximately $6,265,000.

On April 2, 2007 the Valves and Measurements segment completed the purchase of certain assets and liabilities of Paradigm Services, LP, a Texas-based valve and actuator repair and remanufacturing business, at a cash cost of $10,232,000, of which approximately $8,750,000 was paid at closing with the remainder due by September 2008. Additionally, on June 5, 2007, the Company purchased the Hydromation Deep Bed Filter product line from the Filtra-Systems Company, a Michigan-based supplier of filter solutions, at a cash cost of approximately $21,482,000. This business was a supplier to the DPS segment’s oil, gas and water separation applications product line.

All acquisitions were included in the Company’s consolidated condensed financial statements for the period subsequent to each acquisition. Preliminary goodwill recorded as a result of these acquisitions totaled approximately $52,744,000 at June 30, 2007, approximately 30% of which will be deductible for income tax purposes. The Company is still awaiting significant information relating to the fair value of the assets and liabilities of the acquired businesses in order to finalize the purchase price allocations.

Note 3: Receivables

Receivables consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Trade receivables	$723,286	$671,343
Other receivables	50,046	32,107
Allowances for doubtful accounts	(7,462)	(7,303)
Total receivables	$765,870	$696,147

Note 4: Inventories

Inventories consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$113,508	$108,889
Work-in-process	399,125	300,970
Finished goods, including parts and subassemblies	912,191	687,088
Other	6,153	4,721
	1,430,977	1,101,668
Excess of current standard costs over LIFO costs	(69,660)	(48,031)
Allowances	(51,965)	(44,223)
Total inventories	$1,309,352	$1,009,414

Note 5: Plant and Equipment and Goodwill

Plant and equipment consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Plant and equipment, at cost	$1,474,845	$1,365,464
Accumulated depreciation	(756,330)	(716,679)
Total plant and equipment	$718,515	$648,785

Changes in goodwill during the six months ended June 30, 2007 were as follows (in thousands):

Balance at December 31, 2006	$595,268
Acquisitions	52,744
Adjustment to goodwill primarily for the Dresser Acquired Businesses by the V&M segment based upon a final purchase price allocation	(8,971)
Translation and other	4,642
Balance at June 30, 2007	$643,683

Note 6: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Trade accounts payable and accruals	$508,733	$408,480
Salaries, wages and related fringe benefits	108,111	141,444
Advances from customers	670,222	573,527
Sales related costs and provisions	76,520	78,666
Payroll and other taxes	28,321	30,032
Product warranty	30,043	29,846
Other	91,792	102,721
Total accounts payable and accrued liabilities	$1,513,742	$1,364,716

Activity during the six months ended June 30, 2007 associated with the Company’s product warranty accruals was as follows (in thousands):

Balance December 31, 2006	Net warranty provisions	Charges against accrual	Translation and other	Balance June 30, 2007
$29,846	$9,282	$(7,197)	$(1,888)	$30,043

Note 7: Debt

The Company redeemed all $200,000,000 of its outstanding 2.65% Senior Notes on April 16, 2007 using available cash on hand.

Note 8: Employee Benefit Plans

Total net benefit (income) expense associated with the Company’s defined benefit pension plans consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$2,891	$2,026	$5,782	$4,051
Interest cost	7,545	5,941	15,090	11,882
Expected return on plan assets	(10,312)	(7,704)	(20,624)	(15,408)
Amortization of prior service cost	(172)	(141)	(344)	(281)
Amortization of losses and other	3,668	2,654	7,336	5,308
Total net benefit expense	$3,620	$2,776	$7,240	$5,552

Total net benefit (income) expense associated with the Company’s postretirement benefit plans consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$1	$2	$2	$4
Interest cost	303	395	606	792
Amortization of prior service cost	(96)	(102)	(192)	(205)
Amortization of gains and other	(270)	(252)	(540)	(504)
Total net benefit (income) expense	$(62)	$43	$(124)	$87

In June 2007, the Company communicated to employees and beneficiaries that it has elected to terminate its U.S. defined benefit pension plans (the Plans) and replace the benefits offered under the Plans with enhanced benefits under its existing defined contribution plan. The Company expects to distribute the assets of the Plans in two phases. The first phase is expected to occur during the fourth quarter of 2007 and will include former employees who are participants in the Plans. The second phase will include current employees and is expected to occur once all necessary governmental approvals are obtained, which is currently anticipated to be in 2008 or early 2009.

In connection with the termination of the Plans, the Company expects to have to fund an additional $10,000,000 to $15,000,000 to the Plans in late 2008 or early 2009. Additionally, the Company expects to record pre-tax charges totaling approximately $85,000,000 between the fourth quarter of 2007 and the first quarter of 2009. The timing of the charges will correspond with asset distributions from the Plans with the majority of the charge expected to be recorded during the fourth quarter of 2007.

Note 9: Business Segments

The Company’s operations are organized into three separate business segments - DPS, V&M and Compression Systems (CS). Summary financial data by segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
DPS	$682,899	$475,659	$1,296,622	$910,923
V&M	315,546	271,496	611,389	570,535
CS	140,597	110,610	228,081	205,967
	$1,139,042	$857,765	$2,136,092	$1,687,425
Income (loss) before income taxes:
DPS	$109,329	$89,146	$212,737	$166,255
V&M	65,122	29,532	126,894	55,355
CS	22,996	12,789	30,278	22,523
Corporate & other	(20,642)	(14,540)	(37,714)	(40,987)
	$176,805	$116,927	$332,195	$203,146

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

Note 10: Earnings Per Share

The calculation of basic and diluted earnings per share for each period presented was as follows - dollars and shares in thousands, except per share amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$123,228	$75,964	$224,232	$132,006
Add back interest on convertible debentures, net of tax	—	1	—	3
Net income (assuming conversion of convertible debentures)	$123,228	$75,965	$224,232	$132,009

Average shares outstanding (basic)	109,365	114,184	110,188	115,087
Common stock equivalents	1,620	1,732	1,555	1,695
Incremental shares from assumed conversion of convertible debentures	3,422	1,896	3,030	1,685
Diluted shares	114,407	117,812	114,773	118,467

Basic earnings per share	$1.13	$0.67	$2.03	$1.15
Diluted earnings per share	$1.08	$0.64	$1.95	$1.11

Diluted shares and net income used in computing diluted earnings per share have been calculated using the if-converted method for the Company’s 1.75% Convertible Debentures for the three and six months ended June 30, 2006.

The Company’s 1.5% Convertible Debentures have been included in the calculation of diluted earnings per share for the three and six months ended June 30, 2007 and 2006, since the average market price of the Company’s common stock exceeded the conversion value of the debentures during both periods. The Company’s 2.5% Convertible Debentures have not been included in the calculation of diluted earnings per share for any of the periods as they were antidilutive. During the three and six months ended June 30, 2007, the Company acquired 1,862,400 and 4,672,756 treasury shares at an average cost of $67.89 and $59.35 per share, respectively. A total of 506,239 and 1,068,140 treasury shares were issued during the three- and six-month periods ended June 30, 2007, respectively, in satisfaction of stock option exercises and vesting of restricted stock units.

Note 11: Comprehensive Income

The amounts of comprehensive income for the three and six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income per Consolidated Condensed Results of Operations	$123,228	$75,964	$224,232	$132,006
Foreign currency translation gain [1]	23,944	28,564	33,055	40,740
Amortization of net prior service credits related to the Company’s pension and postretirement benefit plans, net of tax	(166)	—	(331)	—
Amortization of net actuarial losses related to the Company’s pension and postretirement benefit plans, net of tax	2,099	—	4,196	—
Change in fair value of derivatives accounted for as cash flow hedges, net of tax and other	2,110	8,208	2,001	9,682
Comprehensive income	$151,215	$112,736	$263,153	$182,428
____________

1 The “Foreign currency translation gain” relates primarily to the Company’s operations in the United Kingdom, Canada, Norway and Brazil.

The components of accumulated other elements of comprehensive income at June 30, 2007 and December 31, 2006 were as follows (in thousands):

	June 30, 2007	December 31, 2006
Accumulated foreign currency translation gain	$137,674	$104,619
Prior service credits, net, related to the Company’s pension and postretirement benefit plans	2,842	3,173
Actuarial losses, net, related to the Company’s pension and postretirement benefit plans	(91,969)	(96,165)
Change in fair value of derivatives accounted for as cash flow hedges, net of tax and other	6,700	4,699
Accumulated other elements of comprehensive income	$55,247	$16,326

Note 12: Contingencies

The Company is subject to a number of contingencies, including environmental matters, litigation, regulatory and tax contingencies.

Environmental Matters

The Company’s worldwide operations are subject to regulations with regard to air, soil and water quality as well as other environmental matters. The Company, through its environmental management system and active third-party audit program, believes it is in substantial compliance with these regulations.

The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the CS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has ceased operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At June 30, 2007, the Company’s consolidated balance sheet included a noncurrent liability of approximately $6,300,000 for environmental matters.

Legal Matters

In 2001, the Company discovered that contaminated underground water from the former manufacturing site in Houston referenced above had migrated under an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners. Concerns over the impact of the underground water contamination and its public disclosure on property values led to a number of claims by homeowners.

The Company has entered into a number of individual settlements and has settled a class action lawsuit. Twenty-one of the individual settlements were made in the form of agreements with homeowners that obligated the Company to reimburse them for any estimated decline in the value of their homes at time of sale due to potential buyers’ concerns over contamination or, in the case of some agreements, to purchase the property after an agreed marketing period. Three of these agreements have had no claims made under them yet. The Company has also settled ten other property claims by homeowners who have sold their properties. In addition, the Company has settled Valice v. Cameron Iron Works, Inc. (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), which was filed and settled as a class action. Pursuant to the settlement, the homeowners who remained part of the class are entitled to receive a cash payment of approximately 3% of the 2006 appraised value of their property or reimbursement of any diminution in value of their property due to contamination concerns at the time of any sale. To date, 49 homeowners have elected the cash payment.

Of the 258 properties included in the Valice class, there were 21 homeowners who opted out of the class settlement. There are three suits currently pending regarding this matter filed by non-settling homeowners. Moldovan v. Cameron Iron Works, Inc. (165th Jud. Dist. Ct., Harris County, filed October 23, 2006), was filed by six such homeowners. The other suits were filed by individual homeowners, Tuma v. Cameron Iron Works, Inc. (334th Judicial District Court of Harris County, Texas, filed on November 27, 2006), and Rudelson v. Cooper Industries, Inc. (189th Judicial District Court of Harris County, Texas, filed on November 29, 2006). The complaints filed in these actions make the claim that the contaminated underground water has reduced property values and seek recovery of alleged actual and exemplary damages for the loss of property value.

While one suit related to this matter involving health risks has been filed, the Company is of the opinion that there is no health risk to area residents and that the suit is without merit.

The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements, the class action settlement or other actions that have been or may be filed, will not have a material adverse effect on its financial position or results of operations. The Company has reserved a total of $15,066,000 for these matters as of June 30, 2007.

The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At June 30, 2007, the Company’s consolidated balance sheet included a liability of approximately $3,484,000 for such cases, including estimated legal costs. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its financial condition or liquidity.

Regulatory Contingencies

In January 2007, the Company underwent a Pre-Assessment Survey as part of a Focused Assessment initiated by the Regulatory Audit Division of the U.S. Customs and Border Protection, Department of Homeland Security. The Pre-Assessment Survey resulted in a finding that the Company had deficiencies in its U.S. Customs compliance processes. The Company is taking corrective action and will undergo Assessment Compliance Testing in the first quarter of 2008. At June 30, 2007, the Company's consolidated balance sheet included a liability of $4,782,000 for the estimated additional customs duties which may be due.

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

As a result of the implementation of FIN 48, the Company recognized an increase of $13,888,000 in the liability for unrecognized tax benefits along with (i) a corresponding decrease of $4,996,000 in the January 1, 2007 balance of retained earnings, (ii) a decrease of $2,000,000 in capital in excess of par relating to amounts previously recognized in connection with the tax benefit of employee stock benefit plan transactions and, (iii) an increase in deferred tax assets of $6,892,000. This adjustment resulted in a total amount of unrecognized tax benefits at January 1, 2007 of $42,789,000.

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

       Other than for the routine closure of statutory tax periods and review of valuation allowances, the Company is not currently aware of any adjustments that may occur that would materially increase or decrease the amount of its unrecognized tax benefits during the next twelve-month period.

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

SECOND QUARTER 2007 COMPARED TO SECOND QUARTER 2006

Consolidated Results -

The Company’s net income for the second quarter of 2007 totaled $123.2 million, or $1.08 per diluted share, compared to $76.0 million, or $0.64 per diluted share, for the second quarter of 2006. The results for the second quarter of 2006 include (i) pre-tax charges of $9.1 million, or $0.05 per diluted share, for acquisition integration activities associated with the operations of the Flow Control segment of Dresser, Inc. that were acquired in late 2005 and early 2006 (the Dresser Acquired Businesses) and (ii) pre-tax foreign currency gains of $10.0 million, or $0.06 per diluted share, primarily relating to short-term intercompany loans made to the Company’s European subsidiaries in connection with the Dresser Acquired Businesses.

Revenues

Revenues for the second quarter of 2007 totaled $1.1 billion, an increase of $281.3 million, or 32.8%, from $857.8 million in the second quarter of 2006. Revenues increased in each business segment with the majority of the increase occurring in the DPS segment. A discussion of revenue by segment may be found below.

Costs and Expenses

Cost of sales (exclusive of depreciation and amortization) for the second quarter of 2007 totaled $792.1 million, an increase of 35.9% from $582.9 million in the second quarter of 2006. As a percentage of revenues, cost of sales increased from 68.0% in the second quarter of 2006 to 69.5% in the second quarter of 2007. The increase is primarily related to (i) the impact of the higher volume of large drilling projects on the second quarter of 2007 as compared to the second quarter of 2006, as these projects typically incur higher costs than the Company’s other day-to-day businesses (an approximate 2.0 percentage-point increase), (ii) an increase in accruals for U.S. import duties (a 0.4 percentage-point increase) and (iii) an accrual for the expected loss on a new technology project totaling approximately $4.7 million (a 0.4 percentage-point increase). These increases were partially offset by (i) an improvement in the cost of sales-to-revenue ratio in the distributed products, engineered valves and measurement product lines due largely to mix shifts within those lines (an approximate 0.8 percentage-point decrease) and (ii) the impact of the resolution of a royalty dispute during the second quarter of 2007, which resulted in additional royalty income of $4.8 million (a 0.3 percentage-point decrease).

Selling and administrative expenses increased $18.6 million, or 15.0%, from $124.6 million in the second quarter of 2006 to $143.2 million in the second quarter of 2007. The increase was largely attributable to additional costs related to higher headcount and higher activity levels needed to support the expansion of the Company’s business as well as higher non-cash stock compensation expense totaling approximately $3.0 million.

Depreciation and amortization for the second quarter of 2007 totaled $27.1 million compared to $24.6 million for the second quarter of 2006, an increase of $2.5 million, or 10.3%. The increase is primarily due to increased capital spending levels in recent periods.

Interest income for the second quarter of 2007 totaled $6.3 million, an increase of $1.6 million from $4.7 million in the second quarter of 2006. The increase is mainly attributable to higher invested cash balances due primarily to positive cash flow from operations since the beginning of the second quarter of 2006 and the issuance of $500.0 million of convertible debt in May 2006.

Interest expense for the second quarter of 2007 totaled $6.0 million compared to $4.3 million in the second quarter of 2006, an increase of $1.7 million. Approximately $2.0 million of additional interest in the current-year quarter resulted from the issuance of $500.0 million of convertible debt in May 2006. This was partially offset by a $1.0 million reduction in the second quarter of 2007 as compared to the second quarter of 2006 relating to the repayment of $200.0 million of Senior Notes in April 2007. The remaining increase relates primarily to additional interest on certain tax contingencies and various international borrowings.

During the second quarter of 2006, acquisition integration costs totaling $9.1 million were incurred in connection with the integration of the Dresser Acquired Businesses, primarily into the operations of the V&M segment. Approximately $4.3 million of the costs related to non-cash asset impairment charges and $4.0 million related to employee severance at a legacy facility being closed as a result of the acquisition. The remaining costs were for plant rearrangement and other integration activities.

The income tax provision for the second quarter of 2007 was $53.6 million compared to $41.0 million for the second quarter of 2006. The effective tax rate for the second quarter of 2007 was 30.3% compared to 35.0% for the second quarter of 2006. The decrease in the effective rate is primarily attributable to a reduction of $6.5 million in the Company's tax provision for the second quarter of 2007, mainly resulting from a decrease in the valuation allowances previously established for certain deferred tax assets. The reduction in the Company’s valuation allowances was based on changes in facts which occurred during the quarter resulting in removal of the uncertainty surrounding the future utilization of certain international income tax deductions.

Segment Results -

DPS Segment

	Quarter Ended June 30,		Increase
(dollars in millions)	2007	2006	$	%
Revenues	$682.9	$475.7	$207.2	43.6%
Income before income taxes	$109.3	$89.1	$20.2	22.6%

Revenues of the DPS segment during the second quarter of 2007 totaled $682.9 million, an increase of $207.2 million, or 43.6%, compared to $475.7 million during the second quarter of 2006. Drilling sales increased 134.7%, surface sales were up 19.5% and sales of subsea equipment increased by 35.3%. These increases were partially offset by an 11.0% decline in sales of oil, gas and water separation applications. The increase in drilling sales primarily reflects the higher volume of large rig construction projects during the second quarter of 2007 and a higher level of aftermarket activity. Surface sales were up in all major regions of the world, except Canada. Nearly two-thirds of the increase in surface sales was for shipments to customers in the Eastern Hemisphere due largely to strong order rates which have existed over the last several quarters. Sales to customers in Canada were down as a result of a decline in Canadian activity levels as evidenced by a decrease in the rig count in that region. Sales of subsea equipment increased due primarily to shipments to major projects offshore West Africa during the second quarter of 2007. The decline in sales of oil, gas and water separation applications is primarily a result of timing associated with completion of milestones on projects.

Income before income taxes for the second quarter of 2007 totaled $109.3 million, an increase of $20.2 million, or 22.6%, from $89.1 million for the second quarter of 2006. Cost of sales as a percent of revenues increased from 68.1% for the second quarter of 2006 to 72.4% for the second quarter of 2007. The majority of the increase was attributable to (i) the impact of the higher volume of large drilling projects during the second quarter of 2007 as compared to the same period in the prior year, as these projects typically incur higher costs than the Company’s other day-to-day businesses (an approximate 3.4 percentage-point increase), (ii) changes in the ratio of costs to revenues for other product lines, driven mainly by the impact of higher-cost subsea projects as compared to the Company’s base subsea business, as well as cost increases and a mix shift during the current-year quarter toward higher shipments in North America of lower-pressure surface equipment as compared to higher-pressure equipment, which carries more premium pricing (an approximate 0.6 percentage-point increase), (iii) an accrual for the expected loss on a new technology project totaling approximately $4.7 million (a 0.7 percentage-point increase) and (iv) an increase in U.S. import duties (a 0.4 percentage-point increase). This was partially offset by the impact of the resolution of a royalty dispute during the second quarter of 2007, which resulted in additional royalty income of $4.8 million (a 0.5 percentage-point decrease).

Selling and administrative expenses for the second quarter of 2007 totaled $65.6 million, an increase of $14.9 million, or 29.3%, as compared to $50.7 million for the second quarter of 2006. As a percentage of revenues, selling and administrative expenses declined from 10.7% in the second quarter of 2006 to 9.6% in the second quarter of 2007. The increase in selling and administrative expenses is due primarily to additional costs related to higher headcount and higher activity levels needed to support the expansion of the Company’s business.

Depreciation and amortization expense in DPS for the second quarter of 2007 was $13.8 million, an increase of $1.9 million, as compared to $11.9 million for the second quarter of 2006. The increase is due primarily to higher levels of capital spending in recent periods.

V&M Segment

	Quarter Ended June 30,		Increase
(dollars in millions)	2007	2006	$	%
Revenues	$315.5	$271.5	$44.0	16.2%
Income before income taxes	$65.1	$29.5	$35.6	120.5%

Revenues of the V&M segment for the second quarter of 2007 totaled $315.5 million as compared to $271.5 million for the second quarter of 2006, an increase of $44.0 million, or 16.2%. Sales of distributed products were up 6.8% in the second quarter of 2007 versus the comparable period in 2006. Strong demand for distributed products in the United States more than offset a decline in demand from customers in Canada. Engineered product sales were up 14.7%, reflecting strong conditions in the pipeline market in recent periods which led to high shipment levels in the second quarter of 2007. Sales of process equipment increased 43.2% during the second quarter of 2007 as compared to the second quarter of 2006, driven largely by new liquefied natural gas (LNG) projects internationally, as well as refinery upgrades and new storage capacity projects. Measurement product line sales increased a modest 2.5% during the current year quarter compared to the same period in 2006.

Income before income taxes totaled $65.1 million for the second quarter of 2007, an increase of $35.6 million, or 120.5%, compared to $29.5 million for the second quarter of 2006. Cost of sales as a percent of revenues decreased from 68.9% for the second quarter of 2006 to 64.0% for the second quarter of 2007. The decrease was largely attributable to (i) improvement in the cost of sales-to-revenue ratio in the distributed, engineered valve and measurement product lines due largely to mix shifts within those lines (an approximate 2.8 percentage-point decrease), (ii) improvement in the ratio of cost of sales to revenues in the process valves product line due mainly to better pricing (an approximate 0.7 percentage-point decrease), (iii) the impact of relatively fixed indirect overhead costs, net of benefits obtained from certain recent facility consolidation and restructuring efforts, on a larger revenue base (a 1.6 percentage-point decrease) and (iv) foreign exchange gains in the second quarter of 2007 on liabilities denominated in non-functional currencies (a 0.3 percentage point decrease). This was partially offset by increased accruals for U.S. import duties (a 0.6 percentage-point increase).

Selling and administrative expenses increased by $3.7 million, or 9.8%, to $40.9 million in the second quarter of 2007 as compared to $37.2 million in the second quarter of 2006. Approximately $1.4 million of the increase was attributable to newly acquired entities since the beginning of the second quarter in 2006 with the remaining increase due largely to higher employee compensation and benefit costs.

Depreciation and amortization expense of the V&M segment decreased by $1.0 million in the second quarter of 2007 compared to the second quarter of 2006.

V&M incurred $9.0 million of acquisition integration costs in the second quarter of 2006 as a result of integrating the Dresser Acquired Businesses into the segment’s operations. These costs are described in more detail above.

CS Segment

	Quarter Ended June 30,		Increase
(dollars in millions)	2007	2006	$	%
Revenues	$140.6	$110.6	$30.0	27.1%
Income before income taxes	$23.0	$12.8	$10.2	79.8%

Revenues of the CS segment for the second quarter of 2007 totaled $140.6 million, an increase of $30.0 million, or 27.1%, from $110.6 million for the second quarter of 2006. Gas compression sales increased 16.2% due largely to higher shipments of Ajax units to U.S.-based lease fleet operators and strong demand for aftermarket parts as a result of customers continuing to run their equipment at high utilization levels in the current year in order to take advantage of strong natural gas prices. In the air compression market, sales were up 47.3% due primarily to shipments of engineered machines designed to meet customers’ air separation needs.

Income before income taxes totaled $23.0 million for the second quarter of 2007, an increase of $10.2 million, or 79.8%, from $12.8 million in the comparable quarter of 2006. Cost of sales as a percent of revenues declined from 72.4% in the second quarter of 2006 to 69.2% in the second quarter of 2007. The improvement in the ratio is due primarily to (i) a lower level of costs in relation to revenues on the segment’s products mainly resulting from better pricing and the effect of international strategic sourcing efforts (a 1.5 percentage-point decrease) and (ii) the impact of relatively fixed indirect overhead costs in relation to a higher revenue base (a 2.5 percentage-point decrease). These improvements have been partially offset by certain favorable litigation settlements that occurred during the second quarter of 2006 that did not repeat during the second quarter of 2007 (a 1.0 percentage-point increase).

Selling and administrative expenses for the second quarter of 2007 totaled $17.1 million compared to $14.4 million for the second quarter of 2006, an increase of $2.7 million or 18.5%. The increase is primarily attributable to certain facility consolidation and realignment costs during the second quarter of 2007 as well as increased costs associated with higher headcount and higher activity levels.

Depreciation and amortization expense for the CS segment increased by $0.1 million to $3.3 million in the second quarter of 2007 from $3.2 million in the second quarter of 2006. The increase is due primarily to higher levels of capital spending, which has been partially offset by the impact of assets being sold or becoming fully depreciated in recent periods.

Corporate Segment

The Corporate segment’s loss before income taxes totaled $20.6 million for the second quarter of 2007 as compared to $14.5 million for the second quarter of 2006, an increase of $6.1 million. Included in the loss for the second quarter of 2006 was a foreign currency gain of $8.2 million relating mainly to short-term intercompany loans made to the Company’s European subsidiaries in connection with the acquisition of the Dresser Acquired Businesses in late 2005. Results for the second quarter of 2007 included a foreign currency gain of $1.5 million, or $6.7 million less than the comparable amount in the prior year.

Partially offsetting the impact of the lower foreign currency gain was a decrease of $2.6 million in selling and administrative expenses in the second quarter of 2007 as compared to the second quarter of 2006, due largely to lower employee incentive costs of approximately $5.7 million, which have been partially offset by a $3.0 million increase in non-cash stock compensation expense for the current period.

Depreciation and amortization increased by $1.6 million in the second quarter of 2007 as compared to the second quarter of 2006 due mainly to differences in internal allocations between segments associated with the amortization of enterprise-wide information technology assets.

A discussion of changes in interest income and interest expense may be found in “Consolidated Results” above.

ORDERS

Orders were as follows (dollars in millions):

	Quarter Ended June 30,		Increase
	2007	2006	$	%
DPS	$828.6	$807.5	$21.1	2.6%
V&M	345.6	315.5	30.1	9.5%
CS	139.9	136.7	3.2	2.3%
	$1,314.1	$1,259.7	$54.4	4.3%

Orders for the second quarter of 2007 increased $54.4 million, or 4.3%, from the second quarter of 2006.

Orders in the DPS segment for the second quarter of 2007 totaled $828.6 million, an increase of 2.6% from $807.5 million in the second quarter of 2006. Orders for subsea and surface products were up 129.3% and 6.5%, respectively. Subsea orders increased as a result of two large awards in the second quarter of 2007, and the increase in surface products was due primarily to higher order levels in all major regions of the world, except Canada, where activity levels have declined in the current year. Additionally, orders for oil, gas and water separation applications were up 113.2% as compared to the prior year due mainly to awards for large gas treatment projects in Norway and Brazil. These increases were offset by a 67.0% decline in orders for drilling products. The decrease in drilling orders resulted from the absence in the current year of large orders received in the second quarter of 2006 relating to major rig construction projects.

The V&M segment had orders of $345.6 million in the second quarter of 2007, an increase of 9.5% from $315.5 million in the comparable period of 2006. During the second quarter of 2007, orders for engineered products were up 32.4%. The increase in engineered orders primarily reflects continued strong demand for valves resulting from large pipeline construction projects. Process orders increased by 8.6% during the second quarter of 2007 as compared to the same period in 2006 due largely to refinery expansions and upgrades and new LNG process projects. These increases were partially offset by a 19.9% decline in orders for distributed products. This decline is due to weak Canadian markets and the absence in 2007 of the large stocking orders placed by U.S. distributors during the second quarter of 2006.

Orders in the CS segment for the second quarter of 2007 totaled $139.9 million, an increase of 2.3% from $136.7 million in the second quarter of 2006. Overall orders in the gas compression market were down 4.1% as compared to the prior year with orders for Ajax units down 52.9% due to a nonrecurring significant capital expansion project which was awarded in the same period of 2006. Orders for Superior compressors increased 15.6% due to demand for a newly designed compressor line and stronger demand in the United States. Overall orders for plant air products increased 36.3% due to strong demand for new equipment used primarily for air separation applications. Orders for engineered machines decreased 8.1% as demand was down slightly from the very strong order levels for these machines in the second quarter of 2006.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

Consolidated Results -

The Company’s net income for the six months ended June 30, 2007 totaled $224.2 million, or $1.95 per diluted share, compared to $132.0 million, or $1.11 per diluted share, in the six months ended June 30, 2006. The results for the first half of 2006 include (i) pre-tax charges of $19.1 million, or $0.10 per diluted share, for acquisition integration costs associated with the Dresser Acquired Businesses that were purchased in late 2005 and early 2006, (ii) pre-tax foreign currency gains of $10.4 million, or $0.06 per diluted share, relating primarily to short-term intercompany loans made to the Company’s European subsidiaries in connection with the acquisition of the Dresser Acquired Businesses and (iii) a pre-tax charge of $6.5 million, or $0.04 per diluted share, for a class action lawsuit related to environmental contamination near a former manufacturing facility (see Note 12 of the Notes to Consolidated Condensed Financial Statements).

Revenues

Revenues for the six-month period ended June 30, 2007 totaled $2.1 billion, an increase of $448.7 million, or 26.6%, from $1.7 billion for the six-month period ended June 30, 2006. Revenues increased in each business segment with the majority of the increase occurring in the DPS segment. A discussion of revenues by segment may be found below.

Costs and Expenses

Cost of sales (exclusive of depreciation and amortization) for the first six months of 2007 totaled $1.5 billion, an increase of $318.1 million from $1.2 billion in the first six months of 2006. Cost of sales as a percent of revenues increased from 69.2% in the first six months of 2006 to 69.6% in the first six months of 2007. The majority of the increase was attributable to (i) the impact of the higher volume of large drilling projects during the six months ended June 30, 2007 as compared to the same period in the prior year, as these projects typically incur higher costs than the Company’s other day-to-day businesses (an approximate 1.6 percentage-point increase), and (ii) a decrease in the current period of $7.9 million in foreign currency gains mainly relating to the changing value of the U.S. dollar in relation to short-term intercompany loans the Company has with various foreign subsidiaries that are denominated in currencies other than the U.S. dollar (a 0.5 percentage-point increase). These increases are partially offset by (i) an improvement in the ratio of cost of sales to revenues in the distributed products and process valves products lines due largely to improved pricing (approximately a 0.5 percentage-point decrease), (ii) improvement in the cost of sales-to-revenue ratio in the engineered products and measurement product line resulting mainly from a mix shift in those product lines (approximately a 0.4 percentage-point decrease), (iii) improvement in the cost of sales to revenue ratio in the Compression Systems segment resulting primarily from improved pricing, the effect of international strategic sourcing efforts, greater absorption of factory overhead due to higher volumes and the impact of lower subcontract costs (a 0.3 percentage-point decrease) and (iv) the application of relatively fixed manufacturing overhead to a larger revenue base (approximately a 0.5 percentage-point decrease).

Selling and administrative expenses for the first six months of 2007 totaled $269.3 million, an increase of $19.0 million, or 7.6%, from $250.3 million for the first six months of 2006. Higher headcount levels and additional costs needed to support the expansion of the Company’s business were the primary factors for the increase in selling and administrative costs in the DPS, V&M and CS segments by $29.9 million. This increase was offset by a decline in selling and administrative expenses in the Corporate segment of $10.9 million. The decrease in selling and administrative expenses for the Corporate segment is mainly due to (i) a $5.8 million one-time reduction in pension expense recognized in the first six months of 2007 relating to one of the Company’s non-U.S. defined benefit pension plans and (ii) the absence in the first six months of 2007 of a $6.5 million charge taken in the first six months of 2006 for the estimated cost of settlement of a class action lawsuit related to environmental contamination near a former manufacturing facility.

Depreciation and amortization expense increased nearly $5.8 million, or 12.2%, to $53.0 million for the six months ended June 30, 2007 from $47.2 million for the six months ended June 30, 2006. The increase is due primarily to higher levels of capital spending in recent periods.

Interest income for the first six months of 2007 totaled $17.3 million, an increase of $9.5 million from $7.8 million for the first six months of 2006. The increase is primarily attributable to higher invested cash balances resulting from positive cash flow from operations since the beginning of 2006 and the issuance of $500 million of convertible debt in May 2006.

Interest expense for the six-month period ended June 30, 2007 totaled $12.8 million, an increase of $5.3 million from $7.5 million for the six-month period ended June 30, 2007. Approximately $5.1 million of the increase is due to the issuance of $500 million of convertible debt in May 2006.

During the first six months of 2006, acquisition integration costs totaling $19.1 million were incurred in connection with the integration of the Dresser Acquired Businesses, primarily into the operations of the V&M segment. Approximately $10.8 million of the costs related to non-cash asset impairment charges and $4.0 million related to employee severance at a legacy facility that was closed as a result of the acquisition. The remaining costs were for employee stay bonuses, employee relocation, plant rearrangement and other integration costs.

The income tax provision for six months ended June 30, 2007 was $108.0 million compared to $71.1 million for the six months ended June 30, 2006. The effective tax rate for the six months ended June 30, 2007 was 32.5% compared to 35.0% for the six months ended June 30, 2006. The decrease in the 2007 tax rate is primarily attributable to a reduction of $7.2 million in the Company's tax provision for the six months ended June 30, 2007, mainly resulting from a decrease in the valuation allowances previously established for certain deferred tax assets. The reduction in the Company’s valuation allowances was based on changes in estimates during the period regarding future utilization of certain international income tax deductions.

Segment Results -

DPS Segment

	Six Months Ended June 30,		Increase
(dollars in millions)	2007	2006	$	%
Revenues	$1,296.6	$910.9	$385.7	42.3%
Income before income taxes	$212.7	$166.3	$46.4	28.0%

DPS segment revenues for the six months ended June 30, 2007 totaled $1.3 billion, an increase of 42.3% compared to $910.9 million during the six months ended June 30, 2006. Sales of drilling products increased 113.0%, surface sales were up 25.9%, subsea equipment sales increased 30.0% and sales of oil, gas and water separation applications were 15.0% higher than during the six months ended June 30, 2006. Over two-thirds of the increase in drilling sales relates to the higher volume of large rig construction projects with the remainder attributable mainly to higher land drilling activity. Surface sales were up in all major regions of the world, except Canada. Over 60% of the increase in surface sales is attributable to higher shipments to customers in the Eastern Hemisphere due largely to the strong order rates which have existed over the last several quarters. The decrease in Canadian sales reflects the lower rig count levels during the year in Canada due to a weakening in natural gas prices in the region. The increase in subsea equipment sales primarily reflects a higher level of shipments for major offshore projects in West Africa and Brazil as well as an increase in aftermarket activity. Revenues associated with an oil separation application to be used on a floating storage platform offshore Brazil accounted for the majority of the increase in the oil, gas and water separation line.

Income before income taxes for the first six months of 2007 totaled $212.7 million, an increase of 28.0%, from $166.3 million in the first six months of 2006. Cost of sales as a percent of revenues increased from 68.3% during the six months ended June 30, 2006 to 72.0% for the six-month period ended June 30, 2007. The majority of the increase was attributable to (i) the impact of the higher volume of large drilling projects during the six months ended June 30, 2007 as compared to the same period in the prior year, as these projects typically incur higher costs than the Company’s other day-to-day businesses (an approximate 2.7 percentage-point increase), (ii) an accrual for the expected loss on a new technology project totaling approximately $4.7 million (a 0.4 percentage-point increase), (iii) the effect of a settlement of a warranty issue reached in the first six months of 2006 that resulted in a reduction in warranty expense of $3.6 million during that period (a 0.4 percentage-point increase in the ratio for the first six months of 2007 as compared to the ratio for the first six months of 2006) and (iv) changes in the ratio of costs to revenues for other product lines, driven mainly by the impact of higher cost large subsea projects as compared to the Company’s base subsea business (a 0.5 percentage-point increase). This has been partially offset by the impact of the settlement of a royalty dispute during the six months ended June 30, 2007, which resulted in additional royalty income of $4.8 million (a 0.3 percentage point decrease).

Selling and administrative expenses for the first six months of 2007 totaled $123.6 million, an increase of $24.5 million, or 24.8%, as compared to $99.1 million for the first six months of 2006. As a percentage of revenues, selling and administrative expenses declined from 10.9% in the first six months of 2006 to 9.5% in the first six months of 2007. The increase in selling and administrative costs is due primarily to additional costs related to higher headcount and higher activity levels needed to support the expansion of the Company’s business.

Depreciation and amortization expense in DPS for the six months ended June 30, 2007 was $27.0 million, an increase of $3.9 million, or 16.7%, as compared to $23.1 million for the six months ended June 30, 2006. The increase is due primarily to higher levels of capital spending in recent periods.

V&M Segment

	Six Months Ended June 30,		Increase
(dollars in millions)	2007	2006	$	%
Revenues	$611.4	$570.5	$40.9	7.2%
Income before income taxes	$126.9	$55.4	$71.5	129.2%

Revenues of the V&M segment for the six months ended June 30, 2007 totaled $611.4 million as compared to $570.5 million during the six months ended June 30, 2006, an increase of $40.9 million, or 7.2%. The revenue gain was driven largely by a 35.6% increase in sales of process equipment and a 4.5% increase in demand for distributed products. Sales of engineered products and measurement product line sales were relatively flat during the first six months of 2007 as compared to the same period in 2006. The increase in sales to customers in process markets reflects the impact of improvements in current year pricing as well as shipments associated with strong order levels in late 2006, driven largely by new LNG projects internationally, refinery upgrades and new storage capacity projects. The increase in demand for distributed products largely reflects the strong order rate which existed in 2006 in the U.S. markets, which more than offset a decline in demand from the Canadian market.

Income before income taxes totaled $126.9 million for the first six months of 2007, an increase of 129.2%, from $55.4 million during the first six months of 2006. Cost of sales as a percent of revenues declined from 70.9% for the six-month period ended June 30, 2006 to 64.3% for the six-month period ended June 30, 2007. The decline is due largely to (i) improvement in the ratio of cost of sales to revenues in the distributed products and process valves products lines due largely to improved pricing (approximately a 1.9 percentage-point decrease), (ii) improvement in the cost of sales-to-revenue ratio in the engineered products and measurement product lines resulting mainly from a mix shift in those product lines (approximately a 2.2 percentage-point decrease), (iii) lower spending on certain variable costs (an approximate 0.5 percentage-point decrease) and (iv) the application of relatively fixed manufacturing overhead, net of benefits obtained from recent facility consolidation and restructuring efforts, to a larger revenue base (approximately a 1.8 percentage-point decrease).

Selling and administrative expenses for the six months ended June 30, 2007 totaled $76.6 million, an increase of nearly $1.0 million, or 1.2% from the comparable period in 2006. Included in selling and administrative expenses are approximately $2.3 million of costs associated with businesses acquired since June 30, 2006. This increase has been partially offset by actions taken in previous periods to consolidate production into certain locations following the acquisition of the Dresser Acquired Businesses.

Depreciation and amortization in the V&M segment decreased by $1.3 million from $16.1 million in the first six months of 2006 to $14.8 million in the same period of 2007, primarily as a result of internal allocations with the Corporate segment regarding amortization of enterprise-wide software applications.

V&M incurred $19.0 million of acquisition integration costs in the first six months of 2006 as a result of integrating the Dresser Acquired Businesses into the segment’s operations. These costs are described in more detail above.

CS Segment

	Six Months Ended June 30,		Increase
(dollars in millions)	2007	2006	$	%
Revenues	$228.1	$206.0	$22.1	10.7%
Income before income taxes	$30.3	$22.5	$7.8	34.4%

CS segment revenues for the six months ended June 30, 2007 totaled $228.1 million, an increase of $22.1 million, or 10.7%, from $206.0 million for the six months ended June 30, 2006. Sales of gas compression equipment were up 8.0% in the first six months of 2007 while sales of air compression equipment increased 16.7% as compared to the first six months of 2006. New gas compression equipment sales were up 5.9% due largely to higher shipments of Ajax units resulting mainly from high year-end backlog levels, partially offset by a decline in the amount of shipments of Superior compressors to U.S.-based packagers. Aftermarket parts sales were up 10.3% as customers have continued to run equipment at high utilization levels in the current year in order to take advantage of strong natural gas prices. New air equipment sales were up 20.5% mainly reflecting strong demand for engineered machines designed to meet customers’ air separation needs.

Income before income taxes for the CS segment totaled $30.3 million for the first six months of 2007 compared to $22.5 million for the first six months of 2006, an increase of $7.8 million, or 34.4%. Cost of sales as a percent of revenues declined from 72.6% in the first six months of 2006 to 69.9% for the comparable period in 2007. The improvement in the ratio is due primarily to (i) a lower level of costs in relation to revenues on the segment’s products mainly resulting from better pricing and the effect of international strategic sourcing efforts (a 1.5 percentage-point decrease) and (ii) greater absorption of factory overhead due to higher volumes and the impact of lower subcontract costs (a 1.4 percentage-point decrease). These improvements have been partially offset by certain favorable litigation settlements which occurred during the first six months of 2006 that did not repeat during 2007 (a 0.2 percentage-point increase).

Selling and administrative expenses for the first six months of 2007 totaled $31.8 million, an increase of $4.4 million, or 16.3%, from $27.4 million during the comparable period of 2006. The increase was largely attributable to (i) plant consolidation and restructuring costs during the first six months of 2007 and (ii) additional costs related to higher headcount and higher activity levels to support the expansion of the Company’s business.

Depreciation and amortization for the six months ended June 30, 2007 totaled $6.6 million, an increase of $0.1 million, or 1.7%, mostly due to the higher level of capital spending in recent periods.

Corporate Segment

The Corporate segment’s loss before income taxes was $37.7 million in the first six months of 2007 as compared to $41.0 million in the first six months of 2006.

Included in the Corporate segment’s loss for the six months ended June 30, 2007 was a gain of $0.1 million relating to the changing value of the U.S. dollar in relation to short-term intercompany loans the Company has with various foreign subsidiaries that are denominated in currencies other than the U.S. dollar. For the six months ended June 30, 2006, a gain of $8.6 million was recognized in the Corporate segment relating to similar intercompany loans.

Selling and administrative expenses decreased by $10.9 million, or 22.6%, in the first six months of 2007 compared to the same period in 2006. The decrease is mainly due to (i) a $5.8 million one-time reduction in pension expense recognized in the first six months of 2007 relating to one of the Company’s non-U.S. defined benefit pension plans, (ii) the absence in the first six months of 2007 of a $6.5 million charge taken in the first six months of 2006 for the estimated cost of settlement of a class action lawsuit related to environmental contamination near a former manufacturing facility and (iii) lower employee incentive costs of approximately $5.4 million. This was partially offset by higher non-cash stock compensation costs totaling approximately $2.8 million and other increased spending for professional consulting services and for increased headcount.

Depreciation and amortization increased by $3.0 million primarily due to differences in internal allocations between segments associated with the amortization of enterprise-wide information technology assets.

The increases in interest income and interest expense during the first six months of 2007 as compared to the same period in 2006 are discussed in “Consolidated Results” above.

ORDERS & BACKLOG

Orders were as follows (dollars in millions):

	Six Months Ended June 30,		Increase/(decrease)
	2007	2006	$	%
DPS	$1,558.1	$1,654.3	$(96.2)	(5	.8)%
V&M	700.3	675.9	24.4	3.6%
CS	307.0	264.7	42.3	16.0%
	$2,565.4	$2,594.9	$(29.5)	(1	.1)%

Orders for the first six months of 2007 were down $29.5 million, or 1.1%, from $2.6 billion for the first six months of 2006.

DPS segment orders for the first six months of 2007 totaled $1.6 billion, down 5.8% compared to $1.7 billion for the first six months of 2006. Orders for subsea and surface products were up 56.3% and 14.2%, respectively. Subsea orders were up from the prior year as a result of two large project awards, and the increase in surface products resulted mainly from a large order for repair services in Europe. Additionally, orders for oil, gas and water separation applications were up 72.2% as compared to the prior year due mainly to awards for large gas treatment projects in Norway and Brazil. These increases were offset by a 57.0% decline in orders for drilling products. The decrease in drilling orders reflects the absence of large orders in 2007 relating to rig construction activity that were awarded during the first half of 2006.

The V&M segment had orders of $700.3 million in the first half of 2007, an increase of 3.6% from $675.9 million in the comparable period of 2006. During the first six months of 2007, orders for engineered products were up 28.6%. The increase in engineered orders primarily reflects continued strong demand for valves resulting from large pipeline construction projects. This increase was partially offset by a decline in orders for distributed products and process valves of 24.8% and 7.9%, respectively. Distributed products declined due to weak Canadian markets and the absence in 2007 of the large stocking orders placed by U.S. distributors during the first six months of 2006. Orders for process valves also slowed as a result of project awards recorded during the first six months of 2006 which did not recur in 2007.

Orders in the CS segment for the first half of 2007 totaled $307.0 million, an increase of 16.0% from $264.7 million in the first half of 2006. Orders in the gas compression market were up 1.8% as compared to the prior year with orders for Ajax units down 26.4% due to slower capital investments by domestic lease fleet operators coupled with a product mix shift in orders from Russia. Orders for Superior compressors increased 17.4% due to demand for a newly designed compressor line and stronger demand from customers in the United States. Parts orders increased 13.2% as a result of strong international demand in Europe and Asia Pacific and strong natural gas prices. Orders for plant air increased 40.6% due to strong demand for new equipment used primarily for air separation applications. Orders for engineered machines were up 32.3% due to strong interest internationally for air separation and engineered air machines. Orders for parts increased 45.7% compared to the prior year mainly for legacy parts and units.

Backlog was as follows (dollars in millions):

	June 30, 2007	Dec. 31, 2006	Increase
DPS	$2,938.9	$2,661.3	$277.6
V&M	718.3	620.8	97.5
CS	323.2	248.9	74.3
	$3,980.4	$3,531.0	$449.4

Liquidity and Capital Resources

The Company’s cash and cash equivalents decreased by $566.1 million to $467.4 million at June 30, 2007 as compared to $1.0 billion at December 31, 2006. The main reasons for the decrease were (i) the repayment in April 2007 of all of the outstanding $200.0 million 2.65% Senior Notes, (ii) the purchase of 4.7 million shares of treasury stock at a cost of $277.4 million, or $59.35 per share, (iii) the acquisition of certain assets and liabilities of four businesses during the first half of 2007 at a total cash cost of $75.7 million and (iv) capital expenditures of $108.0 million. These cash outflows were partially offset by $54.3 million of cash flow from operations during the first half of 2007 and $22.3 million of proceeds from stock option exercises.

During the first half of 2007, the Company generated $54.3 million of cash from operations as compared to $111.7 million for the same period in 2006. The primary reason for the decrease was due to the higher level of spending on working capital in 2007 in order to support the increased activity levels within the Company. Working capital increased $248.9 million for the first six months of 2007 as compared to a $123.5 million increase for the comparable period in 2006. Increased investment in inventory along with a $84.3 million decline in advances from customers were the biggest contributors to the change in working capital increases between the two periods.

The Company utilized $180.0 million of cash for investing activities during the first half of 2007 compared to $105.1 million during the same period in 2006. Approximately $108.0 million of cash was utilized for capital expenditures in the first half of 2007 compared to $73.7 million in the first half of 2006. The increase reflects the Company’s intentions to increase capacity, improve efficiency and address market needs by upgrading machine tools, facilities and manufacturing processes. Additionally, $75.7 million was utilized in the first half of 2007 in connection with the acquisitions of certain assets and liabilities of four businesses (see Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information).

During the first half of 2007, the Company’s financing activities used $445.2 million of cash compared to cash generated of $284.8 million during the first half of 2006. The Company spent $277.4 million of cash in the first half of 2007 to acquire 4.7 million shares of treasury stock at an average cost of $59.35 per share. This compares to $237.7 million spent in the first six months of 2006 for 5.3 million shares of treasury stock. Additionally, the Company repaid all of its outstanding $200.0 million 2.65% Senior Notes in April 2007. In May 2006, the Company issued $500.0 million of 2.5% convertible debt.

The Company expects to incur an estimated $225.0 million to $250.0 million of capital expenditures during 2007 in connection with its program of improving manufacturing efficiency and expanding capacity. Cash on hand and current-year operating cash flow will be utilized to fund these expenditures for the remainder of 2007. In addition, the Company has begun a $63.5 million expansion of its manufacturing operations in Romania to expand the Company’s capacity for high-pressure, high-specification wellheads and trees for the surface equipment markets, particularly in Europe, Africa, Russia and the Mediterranean and Caspian Seas. The majority of this expenditure will occur in 2008.

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

At June 30, 2007, the Company’s backlog was nearly $4.0 billion, a record level for the Company. The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Many of the contracts the Company enters into with its customers require long manufacturing lead times and contain penalty or incentive clauses relating to on-time delivery. A failure by the Company to deliver in accordance with customer expectations could subject the Company to financial penalties or loss of financial incentives and may result in damage to existing customer relationships. Additionally, the Company bases its earnings guidance to the financial markets on expectations regarding the timing of delivery of product currently in backlog. Failure to deliver backlog in accordance with expectations could negatively impact the Company’s financial performance and thus cause adverse changes in the market price of the Company’s outstanding common stock and other publicly-traded financial instruments.

The Company has embarked on a significant capital expansion program.

In the first six months of 2007, the Company’s capital expenditures increased by nearly $34.3 million from the first six months of 2006. For 2007, the Company expects full-year capital expenditures of approximately $225.0 million to $250.0 million to continue its program of upgrading its machine tools, manufacturing technologies, processes and facilities in order to improve its efficiency and address current and expected market demand for the Company’s products. To the extent this program causes disruptions in the Company’s plants, or the needed machine tools or facilities are not delivered and installed or in use as currently expected, the Company’s ability to deliver existing or future backlog may be negatively impacted. In addition, if the program does not result in the expected efficiencies, future profitability may be negatively impacted.

Execution of subsea systems projects exposes the Company to risks not present in its surface business.

This market is significantly different from the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and in some cases, new technology. These projects accounted for approximately 8.4% of total revenues for the six months ended June 30, 2007. To the extent the Company experiences difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted. As of June 30, 2007, the Company had a subsea systems project backlog of approximately $526.6 million.

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

Demand for most of the Company’s products and services, and therefore its revenues, depends to a large extent upon the level of capital expenditures related to oil and gas exploration, production, development, processing and transmission. Declines, as well as anticipated declines, in oil and gas prices could negatively affect the level of these activities, or could result in the cancellation, modification or rescheduling of existing orders. As an example, during the latter part of 2006 and continuing into 2007, the Company has seen activity levels in Canada decline, which has resulted in declining demand for the Company’s surface equipment and distributed product offerings in that market. The Company is typically protected against financial losses related to products and services it has provided prior to any cancellation. However, if the Company’s customers cancel existing purchase orders, future profitability could be negatively impacted. Factors that contribute to the volatility of oil and gas prices include the following:

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

The Company is subject to trade regulations that expose the Company to potential liability.

Doing business on a worldwide basis also puts the Company and its operations at risk due to political risks and the need for compliance with the laws and regulations of many jurisdictions. These laws and regulations impose a range of restrictions and/or duties on importation and exportation, operations, trade practices, trade partners and investment decisions. From time to time, the Company receives inquiries regarding its compliance with such laws and regulations.

The Company received a voluntary request for information in September 2005 from the U.S. Securities and Exchange Commission regarding certain of the Company’s West African activities and has responded to this request. The Company believes it has complied with all applicable laws and regulations with respect to its activities in this region. Additionally, the U.S. Department of Treasury’s Office of Foreign Assets Control made an inquiry regarding U.S. involvement in a United Kingdom subsidiary’s commercial and financial activity relating to Iran in September 2004 and the U.S. Department of Commerce made an inquiry regarding sales by another United Kingdom subsidiary to Iran in February 2005. The Company responded to these two inquiries and has not received any additional requests related to these matters. The Company has restricted its non-U.S. subsidiaries and persons from doing any new business with countries the United States has classified as being state sponsors of terrorism, which include Iran, Syria, Sudan, North Korea and Cuba.

In July 2007, the Company was one of a number of companies who received a letter from the Criminal Division of the U.S. Department of Justice requesting information on their use of a freight forwarder. The Department of Justice is inquiring into whether certain of the services provided to the Company by the freight forwarder may have involved violations of the U.S. Foreign Corrupt Practices Act. The Company is providing the requested information and has engaged counsel to conduct an investigation into its dealings with the freight forwarder.

In January 2007, the Company underwent a Pre-Assessment Survey as part of a Focused Assessment initiated by the Regulatory Audit Division of the U.S. Customs and Border Protection, Department of Homeland Security. The Pre-Assessment Survey resulted in a finding that the Company had deficiencies in its U.S. Customs compliance processes. The Company is taking corrective action and will undergo Assessment Compliance Testing in the first quarter of 2008.

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

Foreign Currency Exchange Rates

As described more fully above under “Factors That May Affect Financial Condition and Future Results — Fluctuations in worldwide currency markets can impact the Company’s profitability”, the Company has short-term intercompany loans and intercompany balances outstanding at June 30, 2007 denominated in currencies different from the functional currency of at least one of the parties. These transactions subject the Company’s financial results to risk from changes in foreign currency exchange rates. Other than the second quarter of 2006, these amounts had not resulted in recognition of a material foreign currency gain or loss due to fluctuations in the applicable exchange rates.

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

In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into forward foreign currency exchange contracts to hedge specific large anticipated receipts in currencies for which the Company does not traditionally have fully offsetting local currency expenditures. The Company was party to a number of long-term foreign currency forward contracts at June 30, 2007. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, valve or drilling contracts involving the Company’s United States operations and its wholly-owned subsidiaries in Ireland, Italy, Singapore and the United Kingdom. Information relating to the contracts and the fair value recorded in the Company’s Consolidated Balance Sheet at June 30, 2007 follows:

	Year of Contract Expiration
(amounts in millions except exchange rates)	2007	2008	2009	Total
Buy GBP/Sell USD:
Notional amount to sell (in U.S. dollars)	$19.2	$11.0	$2.6	$32.8
Average GBP to USD contract rate	1.8075	1.8039	1.7989	1.8056
Average GBP to USD forward rate at June 30, 2007	2.0059	1.9931	1.9760	1.9992

Fair value at June 30, 2007 in U.S. dollars				$3.5

Sell GBP/Buy Euro:
Notional amount to buy (in euros)	4.3	0.9	—	5.2
Average GBP to EUR contract rate	1.3817	1.3693	—	1.3794
Average GBP to EUR forward rate at June 30, 2007	1.4771	1.4640	—	1.4747

Fair value at June 30, 2007 in U.S. dollars				$(0.5)

Sell GBP/Buy NOK:
Notional amount to buy (in Norwegian krone)	5.4	0.6	—	6.0
Average GBP to NOK contract rate	11.2645	11.2173	—	11.2598
Average GBP to NOK forward rate at June 30, 2007	11.8099	11.7652	—	11.8054

Fair value at June 30, 2007 in U.S. dollars				$—

Buy Euro/Sell USD:
Notional amount to buy (in euros)	34.9	33.0	0.9	68.8
Average EUR to USD contract rate	1.3282	1.3338	1.3276	1.3309
Average EUR to USD forward rate at June 30, 2007	1.3589	1.3641	1.3699	1.3615

Fair value at June 30, 2007 in U.S. dollars				$2.1

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

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no material changes in the Company’s internal control over financial reporting during the period ended June 30, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to a number of contingencies, including environmental matters, litigation, regulatory and tax contingencies.

Environmental Matters

The Company’s worldwide operations are subject to regulations with regard to air, soil and water quality as well as other environmental matters. The Company, through its environmental management system and active third-party audit program, believes it is in substantial compliance with these regulations.

The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the CS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has ceased operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At June 30, 2007, the Company’s consolidated balance sheet included a noncurrent liability of $6.3 million for environmental matters.

Legal Matters

In 2001, the Company discovered that contaminated underground water from the former manufacturing site in Houston referenced above had migrated under an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners. Concerns over the impact of the underground water contamination and its public disclosure on property values led to a number of claims by homeowners.

The Company has entered into a number of individual settlements and has settled a class action lawsuit.  Twenty-one of the individual settlements were made in the form of agreements with homeowners that obligated the Company to reimburse them for any estimated decline in the value of their homes at time of sale due to potential buyers’ concerns over contamination or, in the case of some agreements, to purchase the property after an agreed marketing period. Three of these agreements have had no claims made under them yet. The Company has also settled ten other property claims by homeowners who have sold their properties. In addition, the Company has settled Valice v. Cameron Iron Works, Inc. (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), which was filed and settled as a class action. Pursuant to the settlement, the homeowners who remained part of the class are entitled to receive a cash payment of approximately 3% of the 2006 appraised value of their property or reimbursement of any diminution in value of their property due to contamination concerns at the time of any sale. To date, 49 homeowners have elected the cash payment.

Of the 258 properties included in the Valice class, there were 21 homeowners who opted out of the class settlement. There are three suits currently pending regarding this matter filed by non-settling homeowners. Moldovan v. Cameron Iron Works, Inc. (165th Jud. Dist. Ct., Harris County, filed October 23, 2006), was filed by six such homeowners. The other suits were filed by individual homeowners, Tuma v. Cameron Iron Works, Inc. (334th Judicial District Court of Harris County, Texas, filed on November 27, 2006), and Rudelson v. Cooper Industries, Inc. (189th Judicial District Court of Harris County, Texas, filed on November 29, 2006).  The complaints filed in these actions make the claim that the contaminated underground water has reduced property values and seek recovery of alleged actual and exemplary damages for the loss of property value.

While one suit related to this matter involving health risks has been filed, the Company is of the opinion that there is no health risk to area residents and that the suit is without merit.

The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements, the class action settlement or other actions that have been or may be filed will not have a material adverse effect on its financial position or results of operations. The Company has reserved a total of $15.1 million for these matters as of June 30, 2007.

The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At June 30, 2007, the Company’s consolidated balance sheet included a liability of approximately $3.5 million for such cases, including estimated legal costs. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its financial condition or liquidity.

Regulatory Contingencies

In January 2007, the Company underwent a Pre-Assessment Survey as part of a Focused Assessment initiated by the Regulatory Audit Division of the U.S. Customs and Border Protection, Department of Homeland Security. The Pre-Assessment Survey resulted in a finding that the Company had deficiencies in its U.S. Customs compliance processes. The Company is taking corrective action and will undergo Assessment Compliance Testing in the first quarter of 2008. At June 30, 2007, the Company's consolidated balance sheet included a liability of $4.8 million for the estimated additional customs duties which may be due.

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

Item 1A. Risk Factors

The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 23 - 25 of this quarterly report on Form 10-Q is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006, the Company’s Board of Directors changed the number of shares of the Company’s common stock authorized for repurchase from the 5,000,000 shares authorized in August 2004 to 10,000,000 shares in order to reflect the 2-for-1 stock split effective December 15, 2005. Additionally, on May 22, 2006, the Company’s Board of Directors approved repurchasing shares of the

Company’s common stock with the proceeds remaining from the Company’s 2.5% Convertible Debenture offering, after taking into account the repayment of $200.0 million principal amount of the Company’s outstanding 2.65% Senior Notes due 2007. This authorization is in addition to the 10,000,000 shares described above.

Purchases pursuant to the 10,000,000-share Board authorization may be made by way of open market purchases, directly or indirectly, for the Company’s own account or through commercial banks or financial institutions and by the use of derivatives such as a sale or put on the Company’s common stock or by forward or economically equivalent transactions. Shares of common stock purchased and placed in treasury during the three months ended June 30, 2007 under the Board’s two authorization programs described above are as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of all repurchase programs (a)	Maximum number of shares that may yet be purchased under all repurchase programs (b)
4/1/07 - 4/30/07	100,000	$66.43	10,770,471	4,959,172
5/1/07 - 5/31/07	1,762,400	$67.97	12,532,871	3,057,250
6/1/07 - 6/30/07	—	$—	12,532,871	3,045,900
Total	1,862,400	$67.89	12,532,871	3,045,900
____________

(a) All share purchases during the three months ended June 30, 2007 were done through open market transactions.

(b) At June 30, 2007, 1,411,856 shares are yet to be purchased under the $250,000,000 Board authorization, based on the closing price of the Company’s common stock at that date of $71.47 per share.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held in Houston, Texas on May 9, 2007 for the purpose of (1) electing two Directors and (2) ratifying the appointment of independent registered public accountants for 2007. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation. Results of the stockholder voting were as follows:

	Number of Shares
	For	Against	Abstaining / Withheld	Broker Non-Votes
Election of Directors:
Michael E. Patrick	98,691,871	—	3,703,767	—
Bruce W. Wilkinson	100,751,304	—	1,644,334	—
Ratify the appointment of independent registered public accountants for 2007	98,882,041	3,454,315	59,282	—

Item 5. Other Information

(a)	Information Not Previously Reported in a Report on Form 8-K

None

(b)	Material Changes to the Procedures by Which Security Holders May Recommend Board Nominees.

There have been no material changes to the procedures enumerated in the Company’s definitive proxy statement filed on Schedule 14A with the Securities and Exchange Commission on March 21, 2007 with respect to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits

Exhibit 31.1 -

Certification

Exhibit 31.2 -

Certification

Exhibit 32.1 -

Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2007	Cameron International Corporation
(Registrant)

/s/ Franklin Myers
Franklin Myers
Senior Vice President and Chief Financial Officer and authorized to sign on behalf of the Registrant

EXHIBIT INDEX
Exhibit Number	Description
31.1	Certification

31.2	Certification

32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32