Form 10-Q
period 2007-10-31
CAMERON INTERNATIONAL CORP
filed 2007-11-02
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

Commission File Number 1-13884

Cameron International Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	76-0451843
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1333 West Loop South, Suite 1700, Houston, Texas	77027
(Address of Principal Executive Offices)	(Zip Code)

713/513-3300
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since LastReport)

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

Yes ☐                      No ☑

Number of shares outstanding of issuer’s common stock as of October 26, 2007 was 109,362,357.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED RESULTS OF OPERATIONS
(dollars and shares in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
REVENUES	$1,186,173	$978,792	$3,322,266	$2,666,217
COSTS AND EXPENSES Cost of sales (exclusive of depreciation and amortization shown separately below)	810,159	684,968	2,296,206	1,852,872
Selling and administrative expenses	149,763	126,751	419,092	377,011
Depreciation and amortization	27,975	25,200	80,960	72,441
Interest income	(6,021)	(8,917)	(23,289)	(16,696)
Interest expense	5,454	6,668	18,259	14,209
Acquisition integration costs	—	3,648	—	22,760
Total costs and expenses	987,330	838,318	2,791,228	2,322,597
Income before income taxes	198,843	140,474	531,038	343,620
Income tax provision	(48,120)	(51,189)	(156,083)	(122,329)
Net income	$150,723	$89,285	$374,955	$221,291
Earnings per common share:
Basic	$1.38	$0.80	$3.42	$1.94
Diluted	$1.31	$0.78	$3.26	$1.89
Shares used in computing earnings per common share:
Basic	108,919	111,576	109,765	113,845
Diluted	115,405	115,184	115,020	117,311

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except shares and per share data)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Cash and cash equivalents	$568,449	$1,033,537
Receivables, net	826,290	696,147
Inventories, net	1,432,327	1,009,414
Other	159,103	168,554
Total current assets	2,986,169	2,907,652
Plant and equipment, net	759,218	648,785
Goodwill	654,952	595,268
Other assets	214,565	199,045
TOTAL ASSETS	$4,614,904	$4,350,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$6,231	$207,345
Accounts payable and accrued liabilities	1,631,566	1,364,716
Accrued income taxes	14,167	56,151
Total current liabilities	1,651,964	1,628,212
Long-term debt	746,900	745,408
Postretirement benefits other than pensions	20,208	20,757
Deferred income taxes	81,024	90,248
Other long-term liabilities	127,744	124,686
Total liabilities	2,627,840	2,609,311
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized, 116,170,863 shares issued at September 30, 2007 and December 31, 2006	1,162	1,162
Capital in excess of par value	1,149,395	1,140,765
Retained earnings	1,130,917	760,958
Accumulated other elements of comprehensive income	88,164	16,326
Less: Treasury stock, 6,893,953 shares at September 30, 2007 (3,881,236 shares at December 31, 2006)	(382,574)	(177,772)
Total stockholders’ equity	1,987,064	1,741,439
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,614,904	$4,350,750

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$150,723	$89,285	$374,955	$221,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,637	18,945	60,037	56,323
Amortization	7,338	6,255	20,923	16,118
Non-cash stock compensation expense	5,784	4,593	19,973	15,988
Non-cash write-off of assets associated with acquisition integration efforts	—	—	—	10,525
Tax benefit of employee benefit plan transactions, deferred income taxes and other	10,117	17,870	21,901	51,907
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	(47,018)	(32,731)	(97,985)	(80,257)
Inventories	(102,473)	(72,904)	(374,012)	(277,719)
Accounts payable and accrued liabilities	98,892	62,117	212,745	236,906
Other assets and liabilities, net	(30,716)	5,086	(70,996)	(40,845)
Net cash provided by operating activities	113,284	98,516	167,541	210,237
Cash flows from investing activities:
Capital expenditures	(53,185)	(35,257)	(161,157)	(108,913)
Acquisitions, net of cash acquired	(727)	(1,200)	(76,386)	(35,859)
Proceeds from sale of plant and equipment and other	1,353	7,336	4,977	10,576
Net cash used for investing activities	(52,559)	(29,121)	(232,566)	(134,196)
Cash flows from financing activities:
Loan (repayments) borrowings, net	(2,414)	8,450	(201,563)	8,246
Issuance of convertible debt	—	—	—	500,000
Debt issuance costs	—	(318)	—	(8,536)
Purchase of treasury stock	(4,712)	(28,216)	(282,074)	(265,935)
Proceeds from stock option exercises	19,351	5,296	41,633	38,508
Excess tax benefits from stock compensation plans	10,034	6,481	21,669	6,481
Principal payments on capital leases	(115)	(1,323)	(2,736)	(3,577)
Net cash provided by (used for) financing activities	22,144	(9,630)	(423,071)	275,187
Effect of translation on cash	18,187	(3,337)	23,008	6,520
Increase (decrease) in cash and cash equivalents	101,056	56,428	(465,088)	357,748
Cash and cash equivalents, beginning of period	467,393	663,291	1,033,537	361,971
Cash and cash equivalents, end of period	$568,449	$719,719	$568,449	$719,719

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include estimated losses on accounts receivable, estimated realizable value on excess or obsolete inventory, estimated liabilities for contingencies, including among other things, liquidated damages and environmental, legal, regulatory and tax matters, estimated warranty costs, estimates related to pension accounting, including estimates associated with the planned termination of the Company’s U.S. defined benefit pension plans (see Note 8 of the Notes to Consolidated Condensed Financial Statements), estimated proceeds from assets held for sale and estimates related to deferred tax assets and liabilities, including valuation allowances on deferred tax assets. Actual results could differ materially from these estimates.

Certain of the Company’s contracts, particularly those for large subsea and drilling projects, contain clauses which allow customers to assess liquidated damages in the event of late delivery by the Company. Many of these contracts require that financial harm to the counterparty must result from the Company’s failure to deliver equipment on time before the Company can be held liable for any liquidated damages. As of September 30, 2007, the Company has failed to meet contractual delivery dates for certain of its products which could expose the Company to liability for liquidated damages. In those instances where the contract allows for nonpayment of liquidated damages where no financial harm has occurred and where the Company has concluded that no financial harm has been caused to its customers, no accruals for contractual penalties have been made. However, the Company’s estimate of the financial impact on its customers of not delivering product in accordance with the contractual terms could change based on additional information being received in the future from its customers.

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

On April 2, 2007, the Company completed the purchase of certain assets and liabilities of Paradigm Services, LP, a Texas-based valve and actuator repair and remanufacturing business, at a cash cost of $10,960,000.  This business has been included in the operations of the V&M segment since the date of acquisition.  Additionally, on June 5, 2007, the Company purchased the Hydromation Deep Bed Filter product line from the Filtra-Systems Company, a Michigan-based supplier of filter solutions, at a cash cost of approximately $21,482,000.  This business was a supplier to the DPS segment’s oil, gas and water separation applications product line.

All acquisitions were included in the Company’s consolidated condensed financial statements for the period subsequent to each acquisition. Preliminary goodwill recorded as a result of these acquisitions totaled approximately $56,637,000 at September 30, 2007, nearly 40% of which will be deductible for income tax purposes. The Company is still awaiting significant information relating to the fair value of the assets and liabilities of the acquired businesses in order to finalize the purchase price allocations.

Note 3: Receivables

Receivables consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Trade receivables	$783,502	$671,343
Other receivables	51,273	32,107
Allowances for doubtful accounts	(8,485)	(7,303)
Total receivables	$826,290	$696,147

Note 4: Inventories

Inventories consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$114,700	$108,889
Work-in-process	458,485	300,970
Finished goods, including parts and subassemblies	971,091	687,088
Other	7,404	4,721
	1,551,680	1,101,668
Excess of current standard costs over LIFO costs	(68,297)	(48,031)
Allowances	(51,056)	(44,223)
Total inventories	$1,432,327	$1,009,414

Note 5: Plant and Equipment and Goodwill

Plant and equipment consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Plant and equipment, at cost	$1,546,621	$1,365,464
Accumulated depreciation	(787,403)	(716,679)
Total plant and equipment	$759,218	$648,785

Changes in goodwill during the nine months ended September 30, 2007 were as follows (in thousands):

Balance at December 31, 2006	$595,268
Acquisitions	56,637
Adjustment to goodwill primarily for the Dresser Acquired Businesses by the V&M segment based upon a final purchase price allocation	(9,029)
Translation and other	12,076
Balance at September 30, 2007	$654,952

Note 6: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Trade accounts payable and accruals	$498,717	$408,480
Salaries, wages and related fringe benefits	119,346	141,444
Advances from customers	758,138	573,527
Sales related costs and provisions	83,287	78,666
Payroll and other taxes	40,303	30,032
Product warranty	31,115	29,846
Other	100,660	102,721
Total accounts payable and accrued liabilities	$1,631,566	$1,364,716

Activity during the nine months ended September 30, 2007 associated with the Company’s product warranty accruals was as follows (in thousands):

Balance December 31, 2006	Net warranty provisions	Charges against accrual	Translation and other	Balance September 30, 2007
$ 29,846	12,675	(11,972)	566	$ 31,115

Note 7: Debt

The Company redeemed all $200,000,000 of its outstanding 2.65% Senior Notes on April 16, 2007 using available cash on hand.

Note 8: Employee Benefit Plans

Total net benefit (income) expense associated with the Company’s defined benefit pension plans consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$2,891	$2,026	$8,673	$6,078
Interest cost	7,545	5,941	22,635	17,823
Expected return on plan assets	(10,312)	(7,704)	(30,936)	(23,112)
Amortization of prior service cost	(172)	(141)	(516)	(422)
Amortization of losses and other	3,668	2,654	11,004	7,962
Total net benefit expense	$3,620	$2,776	$10,860	$8,329

Total net benefit (income) expense associated with the Company’s postretirement benefit plans consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$1	$2	$3	$6
Interest cost	303	395	909	1,185
Amortization of prior service cost	(96)	(102)	(288)	(306)
Amortization of gains and other	(270)	(252)	(810)	(756)
Total net benefit (income) expense	$(62)	$43	$(186)	$129

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

In connection with the termination of the Plans, the Company expects to have to fund an additional $10,000,000 to $15,000,000 to the Plans in late 2008 or early 2009.  Additionally, the Company expects to record pre-tax charges totaling approximately $67,000,000 between the fourth quarter of 2007 and the first quarter of 2009.  The timing of the charges will correspond with asset distributions from the Plans with the majority of the charge expected to be recorded during the fourth quarter of 2007.

Note 9:  Income Taxes

During the three and nine months ended September 30, 2007, the Company recorded reductions in its income tax provision as a result of adjustments to valuation allowances and other income tax related accruals relating to (in thousands):

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007

Estimated usage of certain foreign net operating loss carryforwards	$3,854	$5,475
Changes in the estimated utilization of certain foreign tax credits	5,000	5,000
Resolution of an international transfer pricing contingency	5,727	5,727
A change in the statutory tax rate in the United Kingdom	1,500	1,500
Changes in the estimated utilization of certain foreign tax deductions	—	5,120
Changes to other income tax related accruals	3,736	4,229
Total	$19,817	$27,051

       These items primarily contributed to the decrease in the Company's effective tax rate from 36.4% for the third quarter of 2006 to 24.2% for the third quarter of 2007 and from 35.6% for the nine months ended September 30, 2006 to 29.4% for the nine months ended September 30, 2007.

Note 10: Business Segments

The Company’s operations are organized into three separate business segments – DPS, V&M and Compression Systems (CS). Summary financial data by segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
DPS	$734,305	$556,733	$2,030,927	$1,467,656
V&M	329,364	305,988	940,754	876,523
CS	122,504	116,071	350,585	322,038
	$1,186,173	$978,792	$3,322,266	$2,666,217
Income (loss) before income taxes:
DPS	$132,282	$92,106	$345,018	$258,361
V&M	70,740	56,992	197,634	112,347
CS	19,463	10,092	49,741	32,615
Corporate & other	(23,642)	(18,716)	(61,355)	(59,703)
	$198,843	$140,474	$531,038	$343,620

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

Note 11: Earnings Per Share

The calculation of basic and diluted earnings per share for each period presented was as follows – dollars and shares in thousands, except per share amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$150,723	$89,285	$374,955	$221,291
Add back interest on convertible debentures, net of tax	—	—	—	10
Net income (assuming conversion of convertible debentures)	$150,723	$89,285	$374,955	$221,301

Average shares outstanding (basic)	108,919	111,576	109,765	113,845
Common stock equivalents	1,689	1,695	1,636	1,705
Incremental shares from assumed conversion of convertible debentures	4,797	1,913	3,619	1,761
Diluted shares	115,405	115,184	115,020	117,311

Basic earnings per share	$1.38	$0.80	$3.42	$1.94
Diluted earnings per share	$1.31	$0.78	$3.26	$1.89

Diluted shares and net income used in computing diluted earnings per share have been calculated using the if-converted method for the Company’s 1.75% Convertible Debentures for the nine months ended September 30, 2006.

The Company’s 1.5% Convertible Debentures have been included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2007 and 2006, since the average market price of the Company’s common stock exceeded the conversion value of the debentures during both periods.  The Company’s 2.5% Convertible Debentures have been included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2007.  The 2.5% Convertible Debentures have not been included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2006 as they were antidilutive.  During the three and nine months ended September 30, 2007, the Company acquired 61,500 and 4,734,256 treasury shares at an average cost of $76.62 and $59.58 per share, respectively. A total of 653,399 and 1,721,539 treasury shares were issued during the three- and nine-month periods ended September 30, 2007, respectively, in satisfaction of stock option exercises and vesting of restricted stock units.

Note 12: Comprehensive Income

The amounts of comprehensive income for the three and nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income per Consolidated Condensed Results of Operations	$150,723	$89,285	$374,955	$221,291
Foreign currency translation gain (loss) [1]	31,293	(7,806)	64,348	32,934
Amortization of net prior service credits related to the Company’s pension and postretirement benefit plans, net of tax	(165)	—	(497)	—
Amortization of net actuarial losses related to the Company’s pension and postretirement benefit plans, net of tax	2,098	—	6,295	—
Change in fair value of derivatives accounted for as cash flow hedges, net of tax and other	(309)	(144)	1,692	9,538
Comprehensive income	$183,640	$81,335	$446,793	$263,763
____________

[1]	The “Foreign currency translation gain (loss)” relates primarily to the Company’s operations in the United Kingdom, Canada, Norway, Luxembourg and France.

The components of accumulated other elements of comprehensive income at September 30, 2007 and December 31, 2006 were as follows (in thousands):

	September 30, 2007	December 31, 2006
Accumulated foreign currency translation gain	$168,967	$104,619
Prior service credits, net, related to the Company’s pension and postretirement benefit plans	2,676	3,173
Actuarial losses, net, related to the Company’s pension and postretirement benefit plans	(89,870)	(96,165)
Change in fair value of derivatives accounted for as cash flow hedges, net of tax and other	6,391	4,699
Accumulated other elements of comprehensive income	$88,164	$16,326

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

The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the CS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has ceased operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At September 30, 2007, the Company’s consolidated balance sheet included a noncurrent liability of approximately $5,988,000 for environmental matters.

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

The Company has entered into a number of individual settlements and has settled a class action lawsuit. Twenty-one of the individual settlements were made in the form of agreements with homeowners that obligated the Company to reimburse them for any estimated decline in the value of their homes at time of sale due to potential buyers’ concerns over contamination or, in the case of some agreements, to purchase the property after an agreed marketing period. Three of these agreements have had no claims made under them yet. The Company has also settled ten other property claims by homeowners who have sold their properties. In addition, the Company has settled Valice v. Cameron Iron Works, Inc. (80 th Jud. Dist. Ct., Harris County, filed June 21, 2002), which was filed and settled as a class action. Pursuant to the settlement, the homeowners who remained part of the class are entitled to receive a cash payment of approximately 3% of the 2006 appraised value of their property or reimbursement of any diminution in value of their property due to contamination concerns at the time of any sale. To date, 57 homeowners have elected the cash payment.

Of the 258 properties included in the Valice class, there were 21 homeowners who opted out of the class settlement. There are three suits currently pending regarding this matter filed by non-settling homeowners. Moldovan v. Cameron Iron Works, Inc. (165 th Jud. Dist. Ct., Harris County, filed October 23, 2006), was filed by six such homeowners. The other suits were filed by individual homeowners, Tuma v. Cameron Iron Works, Inc. (334 th Judicial District Court of Harris County, Texas, filed on November 27, 2006), and Rudelson v. Cooper Industries, Inc. (189 th Judicial District Court of Harris County, Texas, filed on November 29, 2006). The complaints filed in these actions make the claim that the contaminated underground water has reduced property values and seek recovery of alleged actual and exemplary damages for the loss of property value.

While one suit related to this matter involving health risks has been filed, the Company is of the opinion that there is no health risk to area residents and that the suit is without merit.

The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements, the class action settlement or other actions that have been or may be filed, will not have a material adverse effect on its financial position or results of operations.  The Company’s consolidated balance sheet included a liability of $13,997,000 for these matters as of September 30, 2007.

The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At September 30, 2007, the Company’s consolidated balance sheet included a liability of approximately $3,282,000 for such cases, including estimated legal costs.  The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its financial condition or liquidity.

Regulatory Contingencies

In January 2007, the Company underwent a Pre-Assessment Survey as part of a Focused Assessment initiated by the Regulatory Audit Division of the U.S. Customs and Border Protection, Department of Homeland Security.  The Pre-Assessment Survey resulted in a finding that the Company had deficiencies in its U.S. Customs compliance processes.  The Company is taking corrective action and will undergo Assessment Compliance Testing in the first quarter of 2008.  At September 30, 2007, the Company's consolidated balance sheet included a liability of $4,619,000 for the estimated additional customs duties which may be due.

As disclosed in the Company’s previous filing on Form 10-Q, the Company was among a number of oilfield services companies to receive an inquiry from the United States Department of Justice (“DOJ”) in July 2007 relating to the DOJ’s investigation into the practices of a freight forwarder and customs clearance broker.  The inquiry requested information and documentation with respect to their activities conducted on our behalf in Nigeria and Angola.  The Company is providing the requested information and is cooperating with the investigation.  As a result of and in response to the inquiry, the Company engaged special counsel to conduct an investigation into its dealings with the freight forwarder and customs clearance broker to determine if any payment made to or by the freight forwarder and customs clearance broker on our behalf constituted a violation of the U.S. Foreign Corrupt Practices Act.  The investigation is ongoing, and is also focusing on activities of Company employees and agents with respect to immigration matters and importation permitting.  Counsel conducting the investigation will be providing periodic reports to the Audit Committee.  At this time we are unable to predict whether any violations involving the Company will be found, and, if so, what potential corrective measures, sanctions, fines or other remedies, if any, the DOJ may seek against us.

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

Other than for the routine closure of statutory tax periods, negotiated settlements with tax authorities and review of valuation allowances, the Company is not currently aware of any adjustments that may occur that would materially increase or decrease the amount of its unrecognized tax benefits during the next twelve-month period.

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

Note 15: Subsequent Events

On October 2, 2007, the Company’s board of directors approved a 2-for-1 stock split to be effected in the form of a stock dividend. The stock split is subject to stockholder approval of a proposed amendment to the Company’s Certificate of Incorporation that would authorize the issuance of up to 400,000,000 shares of common stock, instead of the 150,000,000 currently authorized.  A Special Meeting of Stockholders is scheduled to be held on December 7, 2007 for stockholders of record on November 1, 2007. Subject to receiving such stockholder approval, the Company expects that the record date for the stock split will be in late December and the payment date will be prior to December 31, 2007.  Earnings per share for the three- and nine-month periods ended September 30, 2007 and 2006, have not been restated to show the effect of this stock split.

 In addition, the Company’s board of directors has approved a stockholder rights plan as a replacement for the Company’s existing stockholder rights plan, which expired on October 31, 2007. The replacement rights plan has substantially the same terms as the Company’s existing rights plan, after adjusting the number of rights outstanding for the two stock splits that have occurred since the adoption of the expiring rights plan. The replacement rights plan is designed to ensure that all Company stockholders receive fair and equal treatment in the event of a proposed takeover of the Company. The rights were issued on October 31, 2007 to stockholders of record on that date, and will expire on October 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical data contained herein, this document includes “forward-looking statements” regarding future market strength, order levels, revenues and earnings of the Company, as well as expectations regarding cash flows, future capital spending, future costs and cash funding associated with termination of the Company’s U.S. defined benefit pension plans and the Company’s ability to issue additional debt or refinance its existing debt, made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from those described in forward-looking statements.  These statements are based on current expectations of the Company’s performance and are subject to a variety of factors, some of which are not under the control of the Company, which can affect the Company’s results of operations, liquidity or financial condition.  Such factors may include overall demand for, and pricing of, the Company’s products; the size and timing of orders; the Company’s ability to successfully execute large subsea and drilling systems projects it has been awarded; the Company’s ability to convert backlog into revenues on a timely and profitable basis; the Company’s ability to successfully implement its capital expenditures program; the impact of acquisitions the Company has made or may make; changes in the price of (and demand for) oil and gas in both domestic and international markets; raw material costs and availability; political and social issues affecting the countries in which the Company does business; fluctuations in currency markets worldwide; and variations in global economic activity.  In particular, current and projected oil and gas prices historically have generally affected customers’ spending levels and their related purchases of the Company’s products and services.  Additionally, changes in oil and gas price expectations may impact the Company’s financial results due to changes in cost structure,staffing or spending levels.  See additional factors discussed in “Factors That May Affect Financial Condition and Future Results” contained herein.

Because the information herein is based solely on data currently available, it is subject to change as a result of changes in conditions over which the Company has no control or influence, and should not therefore be viewed as assurance regarding the Company’s future performance.  Additionally,the Company is not obligated to make public indication of such changes unless required under applicable disclosure rules and regulations.

THIRD QUARTER 2007 COMPARED TO THIRD QUARTER 2006

Consolidated Results –

The Company’s net income for the third quarter of 2007 totaled $150.7 million, or $1.31 per diluted share, compared to $89.3 million, or $0.78 per diluted share, in the third quarter of 2006.  Included in the results for the three months ended September 30, 2007, are reductions in the income tax provision of $19.8 million, or $0.17 per diluted share, for certain discrete items including (i) an adjustment of $3.9 million, or $0.04 per diluted share, to an international valuation allowance based on estimated usage of certain foreign net operating loss carryforwards, (ii) an adjustment of $5.0 million, or $0.04 per diluted share, based on a change in estimated utilization of certain foreign tax credits in the United States, (iii) an adjustment of $5.7 million, or $0.05 per diluted share, for resolution of an international contingency relating to transfer pricing, (iv) adjustments to deferred taxes of $1.5 million, or $0.01 per diluted share, due to a change in the statutory tax rate in the United Kingdom and (v) adjustments to other tax accruals based on changes in estimated earnings, contingencies and other matters of $3.7 million, or $0.03 per diluted share.

The results for the third quarter of 2006 included pre-tax charges of $3.6 million, or $0.02 per diluted share, for acquisition integration costs associated with the operations of the Flow Control segment of Dresser, Inc. that were acquired in late 2005 and early 2006 (the Dresser Acquired Businesses).

Revenues

Revenues for the third quarter of 2007 totaled $1.2 billion, an increase of $207.4 million, or 21.2%, from $978.8 million for the third quarter of 2006.  Revenues increased in each business segment with the DPS segment accounting for nearly 86% of the consolidated increase.  A discussion of revenues by segment may be found below.

Costs and Expenses

Cost of sales (exclusive of depreciation and amortization) for the third quarter of 2007 totaled $810.2 million, an increase of $125.2 million, or 18.3%, from $685.0 million for the third quarter of 2006.  Cost of sales as a percent of revenues decreased from 70.0% for the three months ended September 30, 2006 to 68.3% for the three months ended September 30, 2007.  The improvement in the ratio of cost of sales to revenues was due largely to (i) improvements in the ratio of cost of sales to revenues in the Company’s product lines due largely to improved pricing and a mix shift to increased sales of higher-margin products, as well as efforts to source raw materials from lower-cost international vendors in the V&M and CS segments (approximately a 1.2 percentage-point decrease) and (ii) the application of relatively fixed manufacturing overhead to a larger revenue base (approximately a 0.7 percentage-point decrease).  These improvements were partially offset by higher subcontract costs, mostly at international locations, due to capacity constraint issues (approximately a 0.2 percentage-point increase).

Selling and administrative expenses for the third quarter of 2007 totaled $149.8 million, an increase of $23.0 million, or 18.2%, from $126.8 million for the third quarter of 2006.  Nearly 17% of the increase was due to the effects of a weaker U.S. dollar against most other foreign currencies and the impact of two small recent product line acquisitions.  Additionally, the Company incurred approximately $2.7 million in the third quarter of 2007 in its efforts to respond to certain regulatory inquiries.  The remainder of the increase was due largely to higher headcount and activity levels in connection with the expansion of the Company’s business.

Depreciation and amortization expense increased by $2.8 million, or 11.0%, from $25.2 million for the three months ended September 30, 2006 to $28.0 million for the three months ended September 30, 2007, primarily due to increased levels of capital spending in recent periods.

Interest income for the third quarter of 2007 totaled $6.0 million, a decrease of $2.9 million, compared to $8.9 million for the third quarter of 2006.  The decrease is primarily attributable to lower invested cash balances resulting from repayment of $200.0 million of Senior Notes in April 2007.

Interest expense for the third quarter of 2007 totaled $5.5 million, a decrease of $1.2 million from $6.7 million for the third quarter of 2006.  This decrease is primarily due to the repayment of $200.0 million of Senior Notes in April 2007, which lowered interest expense for the third quarter of 2007 compared to the third quarter of 2006 by approximately $1.4 million.

During the third quarter of 2006, acquisition integration costs totaling $3.6 million were incurred in connection with the integration of the Dresser Acquired Businesses, primarily into the operations of the V&M segment.  The costs incurred were for employee relocation, plant rearrangement, plant and facility consolidation and other integration costs.

The income tax provision for the third quarter of 2007 was $48.1 million compared to $51.2 million for the third quarter of 2006.  The effective tax rate for the third quarter of 2007 was 24.2% as compared to 36.4% for the third quarter of 2006.  The decrease in the effective tax rate was primarily attributable to adjustments during the third quarter of 2007 totaling $19.8 million, as described above, and an increased amount of forecasted full-year earnings in lower tax rate jurisdictions.

Segment Results –

DPS Segment

	Quarter Ended September 30,		Increase
(dollars in millions)	2007	2006	$	%
Revenues	$734.3	$556.7	$177.6	31.9%
Income before income taxes	$132.3	$92.1	$40.2	43.6%

DPS segment revenues for the third quarter of 2007 totaled $734.3 million, an increase of $177.6 million, or 31.9%, compared to $556.7 million for the third quarter of 2006.  Sales of drilling products increased 138.0%, surface sales were up 27.4%, subsea equipment sales increased 17.4% and sales of oil, gas and water separation applications were down 31.0% from the third quarter of 2006.  Over 60% of the increase in drilling product sales was associated with large rig construction projects that were under way during the period with the remainder mainly related to higher demand for land blowout preventers and aftermarket parts and services.  Absent the effect of a weaker U.S. dollar against certain other foreign currencies, surface sales increased approximately 23.8% with double-digit growth in all major regions except North America, which was impacted by a slowdown in the Canadian market due mainly to lower natural gas prices.  Subsea equipment sales grew approximately 10.4%, excluding the effects of a weaker U.S. dollar.  Most of the growth related to higher shipments for large projects offshore Brazil and higher aftermarket activity, which was partially offset by a decline in shipments for projects offshore West Africa.  The absence in the third quarter of 2007 of revenues recorded in the third quarter of 2006 for an oil separation application to be used on a floating offshore storage platform offshore Brazil accounted for the majority of the decrease in sales of oil, gas and water separation applications during the current year.

Income before income taxes for the third quarter of 2007 totaled $132.3 million, an increase of $40.2 million, or 43.6%, from $92.1 million for the third quarter of 2006.  Cost of sales as a percent of revenues increased from 70.9% during the third quarter of

2006 to 71.0% for the third quarter of 2007.  The majority of the increase was attributable to (i) higher subcontract costs, mostly at international locations, due to capacity constraint issues (approximately a 0.5 percentage-point increase) and (ii) the impact of movements of foreign currency exchange rates on non-functional currency denominated assets and liabilities (approximately a 0.6 percentage-point increase).  These increases were mostly offset by the application of relatively fixed manufacturing overhead to a larger revenue base (approximately a 1.1% percentage-point decrease).

Selling and administrative expenses for the third quarter of 2007 totaled $66.3 million, an increase of $9.8 million, or 17.3%, as compared to $56.5 million for the third quarter of 2006.  As a percent of revenues, selling and administrative expenses declined from 10.2% in the third quarter of 2006 to 9.0% in the third quarter of 2007.  Nearly one-fourth of the increase in selling and administrative costs is due to the effects of a weaker U.S. dollar against certain other foreign currencies, with the remainder due primarily to additional costs related to higher headcount and higher activity levels needed to support the expansion of the Company’s business.

Depreciation and amortization expense for the three months ended September 30, 2007 totaled $14.3 million, an increase of $0.8 million, or 6.0%, compared to $13.5 million for the three months ended September 30, 2006.  The increase is due largely to higher levels of capital spending in recent periods.

V&M Segment

	Quarter Ended September 30,		Increase
(dollars in millions)	2007	2006	$	%
Revenues	$329.4	$306.0	$23.4	7.6%
Income before income taxes	$70.7	$57.0	$13.7	24.1%

Revenues of the V&M segment for the third quarter of 2007 totaled $329.4 million as compared to $306.0 million for the third quarter of 2006, an increase of $23.4 million, or 7.6%.  Approximately 57% of the increase in revenues was attributable to the effects of a weaker U.S. dollar against certain other foreign currencies and higher revenues for aftermarket parts and services.  Additionally, two small product line acquisitions accounted for approximately $4.0 million of the increase in revenues in the third quarter of 2007.  Absent the effect of the weaker U.S. dollar and product line acquisitions, (i) sales of equipment for the process market increased 9.0%, primarily due to shipments for international liquefied natural gas and refinery upgrade projects, (ii) sales of distributed products were up 3.2% as a result of strong activity levels in the U.S. and certain large stock orders made by the Company’s Canadian distributors and (iii) sales of engineered products increased 2.0% reflecting continued strong market conditions for international pipeline construction projects.  These increases were partially offset by a 3.4% decline in sales of legacy measurement products due largely to weakness in the Canadian market.

Income before income taxes totaled $70.7 million for the three months ended September 30, 2007, an increase of $13.7 million, or 24.1%, compared to $57.0 million for the three months ended September 30, 2006.  Cost of sales as a percent of revenues decreased from 66.0% in the third quarter of 2006 to 63.5% in the third quarter of 2007. The decline was due primarily to (i) improvements in the ratio of cost of sales to revenues in each of the segment’s product lines due largely to improved pricing and a mix shift to increased sales of higher-margin products (approximately a 3.2 percentage-point decrease) and (ii) lower warranty costs (a 0.5 percentage-point decrease).  These improvements were partially offset by a proportional increase in indirect manufacturing overhead costs and the impact of movements of foreign currency exchange rates on non-functional currency denominated assets and liabilities, which resulted in a 1.2 percentage-point increase in the ratio of cost of sales to revenues.

Selling and administrative expenses for the third quarter of 2007 were $41.7 million, an increase of $4.4 million, or 11.9%, as compared to $37.3 million in the third quarter of 2006.  Approximately $1.6 million of the increase was attributable to the effects of a weaker U.S. dollar against other foreign currencies and product line acquisitions in recent periods.  The remainder of the increase is due largely to increased headcount and activity levels and higher bad debt expense.

Depreciation and amortization increased $0.8 million from $6.9 million in the third quarter of 2006 to $7.7 million in the third quarter of 2007.  The increase is due largely to higher levels of capital spending in recent periods.

V&M incurred $2.7 million of acquisition integration costs in the third quarter of 2006 as a result of integrating the Dresser Acquired Businesses into the segment’s operations.  These costs are described further in “Consolidated Results” above.

CS Segment

	Quarter Ended September 30,		Increase
(dollars in millions)	2007	2006	$	%
Revenues	$122.5	$116.1	$6.4	5.5%
Income before income taxes	$19.5	$10.1	$9.4	92.9%

Revenues of the CS segment for the third quarter of 2007 totaled $122.5 million, an increase of $6.4 million, or 5.5%, from $116.1 million for the third quarter of 2006.  Sales of reciprocating compression equipment increased 11.0% due largely to (i) a 26.3% increase in shipments of Superior compressors, mainly to international customers in Eastern Europe and China, and (ii) an 18.0% increase in shipments of Ajax units, mainly to customers in China.  Sales of centrifugal compression equipment were down 2.2% as a 25.1% decline in shipments of engineered machines more than offset increased sales of plant air machines and aftermarket parts and services.  The decline in shipments of engineered machines was primarily the result of timing as to when customers were ready to accept delivery of the equipment.  Plant air sales were up 7.0%, primarily on the strength of demand for new products.

Income before income taxes totaled $19.5 million for the third quarter of 2007, an increase of $9.4 million, or 92.9%, compared to $10.1 million for the third quarter of 2006.  Cost of sales as a percent of revenues declined from 75.3% in the third quarter of 2006 to 68.1% in the third quarter of 2007.  The improvement in the ratio is due primarily to (i) a lower cost of sales-to-revenue ratio in this segment’s product lines due largely to better pricing of certain large international shipments of Superior compressors and efforts to source raw materials from lower-cost international vendors (approximately a 5.5 percentage-point decrease) and (ii) the absorption of additional relatively fixed indirect overhead costs as a result of a large increase in inventory levels during the current year and in relation to a larger revenue base (approximately a 3.0 percentage-point increase).  These improvements were partially offset by (i) higher provisions for scrap and obsolete inventory (approximately a 0.6 percentage-point increase), (ii) higher warranty, product liability and litigation costs (approximately a 0.3 percentage-point increase) and (iii) the impact of movements of foreign currency exchange rates on non-functional currency denominated assets and liabilities (approximately a 0.3 percentage-point increase).

Selling and administrative expenses for the third quarter of 2007 totaled $16.1 million as compared to $14.5 million for the third quarter of 2006, an increase of $1.6 million, or 11.2%.  The increase is due largely to increased headcount and activity levels to support the expansion of the business.

Depreciation and amortization expense for the CS segment increased by $0.4 million from $3.1 million in the third quarter of 2006 to $3.5 million in the third quarter of 2007.  The increase is due largely to higher levels of capital spending in recent periods.

Acquisition integration costs of $0.9 million were incurred by CS during the third quarter of 2006.  The costs incurred relate to the relocation of certain CS facilities into one of the locations acquired in connection with the acquisition of the Dresser Acquired Businesses.

Corporate Segment

The Corporate segment’s loss before income taxes totaled $23.6 million for the third quarter of 2007 as compared to $18.7 million for the third quarter of 2006.  Included in the loss for the third quarter of 2007 was a foreign currency gain of $3.8 million relating primarily to intercompany loans denominated in currencies other than the U.S. dollar.  Results for the third quarter of 2006 included a foreign currency loss of $0.8 million for similar loans.

Selling and administrative costs increased $7.2 million from $18.5 million in the third quarter of 2006 to $25.7 million in the third quarter of 2007.  The primary reasons for the increase were (i) $2.7 million of additional costs primarily related to efforts by the Company to respond to certain regulatory inquiries, (ii) $1.2 million of higher non-cash stock compensation expense and (iii) higher third party legal and consulting services and higher salaries and employee-related costs due to increased headcount and activity levels.  These increases were partially offset by an additional provision in the third quarter of 2006 of $2.0 million related to environmental contamination at a former manufacturing facility that did not recur in the third quarter of 2007.

Depreciation and amortization expense increased by $0.8 million in the third quarter of 2007 due mainly to higher capital spending and differences in internal allocations between segments associated with the amortization of enterprise-wide information technology assets.

A discussion of changes in interest income and interest expense may be found in “Consolidated Results” above.

ORDERS

Orders were as follows (dollars in millions):

	Quarter Ended September 30,		Increase/(Decrease)
	2007	2006	$	%
DPS	$789.2	$833.3	$(44.1)	(5	.3)%
V&M	341.3	297.1	44.2	14.9%
CS	198.5	133.0	65.5	49.2%
	$1,329.0	$1,263.4	$65.6	5.2%

Orders for the third quarter of 2007 increased $65.6 million, or 5.2%, from the third quarter of 2006.

DPS segment orders for the third quarter of 2007 totaled $789.2 million, down $44.1 million, or 5.3%, from $833.3 million for the third quarter of 2006.  Drilling orders declined 44.2% due primarily to a decrease in 2007 in the level of large orders for major rig construction projects compared with 2006 and a decline in demand for land blowout preventers and aftermarket parts and services.  The decline in drilling orders was partially offset by a 20.1% increase in surface equipment orders, a 26.3% increase in orders for subsea equipment and a 28.6% increase in demand for oil, gas and water separation applications.  Nearly 16% of the increase in surface equipment orders was attributable to the effects of a weaker U.S. dollar with the remainder representing strong demand in Eastern Europe, the Asia Pacific/Middle East region and Latin America, which more than offset a decline in demand in the U.S. and Canadian markets caused mainly by lower natural gas prices and activity levels in Canada.  Excluding the effects of a weaker U.S. dollar, orders of subsea equipment increased approximately 16.5% due mainly to awards for large projects offshore Australia, which was partially offset by a lower order level for large projects offshore West Africa and Brazil.  Awards for gas treatment applications accounted for the majority of the increase in demand in the oil, gas and water separation application product line.

The V&M segment had orders of $341.3 million in the third quarter of 2007, an increase of $44.2 million, or 14.9%, from $297.1 million for the comparable period in 2006.  Nearly 18% of the increase was due to the effects of a weaker U.S. dollar against most other foreign currencies and two recent product line acquisitions.  Absent the effect of the weaker U.S. dollar and the product line acquisitions, (i) orders for process equipment increased 21.3% due largely to an order for valves for a large gas plant, (ii) orders for engineered valves were up 18.8% as a result of strong demand for equipment for liquid transmission facility projects and (iii) orders for distributed products increased 3.0% on the strength of demand from international locations, including Latin America, West Africa and the Middle East.  These increases were partially offset by a 4.2% decline in demand for measurement equipment, primarily resulting from weakness in the Canadian market.

Orders in the CS segment for the third quarter of 2007 totaled $198.5 million, an increase of $65.5 million, or 49.2%, from $133.0 million in the third quarter of 2006.  Orders in the reciprocating compressor market increased 42.3% and orders in the centrifugal compressor market were up 55.3% in the third quarter of 2007 as compared to the same period in 2006.  Over 70% of the increase in orders for reciprocating compression equipment was the result of a 465.9% increase in demand for Ajax units due to capital investment programs by domestic lease fleet operators.  Demand from customers in Eastern Europe was largely responsible for a 39.6% increase in orders for Superior compressors.  A 79.9% increase in orders for engineered machines, primarily for use in industrial gas compression applications, particularly in the Middle East, was responsible for nearly 90% of the increase in demand from customers for centrifugal compression technology.  Orders for plant air machines declined 3.1% in the third quarter of 2007 as compared to the third quarter of 2006, due largely to weaker demand from customers in South America.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Consolidated Results –

The Company’s net income for the nine months ended September 30, 2007 totaled $375.0 million, or $3.26 per diluted share, compared to $221.3 million, or $1.89 per diluted share, for the nine months ended September 30, 2006.  Included in the results for the nine months ended September 30, 2007, are reductions in the income tax provision of $27.1 million, or $0.23 per diluted share, for certain discrete items including (i) an adjustment of $5.5 million, or $0.05 per diluted share, to an international valuation allowance based on estimated usage of certain foreign net operating loss carryforwards, (ii) an adjustment of $5.0 million, or $0.04 per diluted share, based on a change in estimated utilization of certain foreign tax credits in the United States, (iii) an adjustment of $5.1 million, or $0.04 per diluted share, based on a change in estimated utilization of certain foreign tax deductions locally resulting from changes in estimated earnings internationally, (iv) an adjustment of $5.7 million, or $0.05 per diluted share, for resolution of an international contingency relating to transfer pricing, (v) adjustments to deferred taxes of $1.5 million, or $0.01 per diluted share, due to a change in the statutory tax rate in the United Kingdom and (vi) adjustments to other tax accruals based on changes in estimated earnings, contingencies and other matters of $4.3 million, or $0.04 per diluted share.

The results for the nine months ended September 30, 2006 included (i) pre-tax charges of $22.8 million, or $0.12 per diluted share, for acquisition integration costs associated with the Dresser Acquired Businesses that were purchased in late 2005 and early 2006, (ii) pre-tax foreign currency gains of $11.0 million, or $0.06 per diluted share, primarily relating to intercompany loans made to certain of the Company’s European subsidiaries in connection with the acquisition of the Dresser Acquired Businesses and (iii) a pre-tax charge of $8.5 million, or $0.05 per diluted share, for a class action lawsuit related to environmental contamination near a former manufacturing facility (see Note 13 of the Notes to Consolidated Condensed Financial Statements).

Revenues

Revenues for the nine months ended September 30, 2007 totaled $3.3 billion, an increase of $656.0 million, or 24.6%, from $2.7 billion for the nine months ended September 30, 2006.  Revenues increased in each business segment with the DPS segment accounting for nearly 86% of the consolidated increase.  A discussion of revenues by segment may be found below.

Costs and Expenses

Cost of sales (exclusive of depreciation and amortization) for the first nine months of 2007 totaled $2.3 billion, an increase of $443.3 million, or 23.9%, from $1.9 billion for the first nine months of 2006.  Cost of sales as a percent of revenues decreased from 69.5% for the nine months ended September 30, 2006 to 69.1% for the nine months ended September 30, 2007.  On a consolidated basis, the ratio of cost of sales to revenues on the Company’s products remained relatively flat year-over-year as the benefits of improved pricing, mix shift changes and lower subcontract and material costs in the V&M and CS segments were mostly offset by an increase at DPS due mainly to a greater mix of shipments for large drilling and subsea projects, which typically carry a higher cost of sales to revenue ratio than this segment’s base drilling and subsea businesses.  The application of relatively fixed manufacturing overhead to a larger revenue base resulted in an approximate 0.5 percentage-point decrease in the cost of sales to revenue ratio during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.  This was partially offset by a decrease of $3.9 million in foreign currency gains recognized in the Corporate segment, primarily relating to intercompany loans the Company has with various foreign subsidiaries that are denominated in currencies other than the U.S. dollar (approximately a 0.2 percentage-point increase).

Selling and administrative expenses for the first nine months of 2007 totaled $419.1 million, an increase of $42.1 million, or 11.2% from $377.0 million for the first nine months of 2006.  Over one-fifth of the increase was attributable to the effects of a weaker U.S. dollar during the current year with respect to certain other currencies.  The remainder of the increase is largely due to a $4.0 million increase in non-cash stock compensation costs as well as higher headcount and additional costs needed to support the expansion of the Company’s businesses.  Partially offsetting these increases were (i) a $5.8 million one-time reduction in pension expense recognized in the first nine months of 2007 relating to one of the Company’s non-U.S. defined benefit pension plans and (ii) the absence in the first nine months of 2007 of an $8.5 million charge taken in the first nine months of 2006 for the estimated cost of settlement of a class action lawsuit related to environmental contamination near a former manufacturing facility.

Depreciation and amortization expense increased by $8.5 million, or 11.8%, from $72.5 million for the nine months ended September 30, 2006 to $81.0 million for the nine months ended September 30, 2007, primarily due to increased levels of capital spending in recent periods.

Interest income for the first nine months of 2007 totaled $23.3 million, an increase of $6.6 million, compared to $16.7 million for the first nine months of 2006.  The increase is primarily attributable to higher invested cash balances resulting from positive cash flow from operations since the beginning of 2006 and the issuance of $500.0 million of convertible debt in May 2006.

Interest expense for the nine months ended September 30, 2007 totaled $18.3 million, an increase of $4.1 million from $14.2 million for the nine months ended September 30, 2006.  Approximately $5.4 million of the increase is due to the issuance of $500.0 million of convertible debt in May 2006.  This increase was partially offset by the repayment of $200.0 million of Senior Notes in April 2007, which lowered interest expense for the first nine months of 2007 compared to the first nine months of 2006 by approximately $2.0 million.

During the first nine months of 2006, acquisition integration costs totaling $22.8 million were incurred in connection with the integration of the Dresser Acquired Businesses, primarily into the operations of the V&M segment.  Approximately $10.5 million of the costs related to non-cash asset impairment charges and $4.0 million related to employee severance at a legacy facility that was closed as a result of the acquisition.  The remaining costs were for employee stay bonuses, employee relocation, plant rearrangement and other integration costs.

The income tax provision for the nine months ended September 30, 2007 was $156.1 million compared to $122.3 million for the nine months ended September 30, 2006.  The effective tax rate for the nine months ended September 30, 2007 was 29.4% as compared to 35.6% for the nine months ended September 30, 2006.  The decrease in the effective tax rate was due primarily to previously described adjustments during the nine months ended September 30, 2007, totaling $27.1 million.

Segment Results –

DPS Segment

	Nine Months Ended September 30,		Increase
(dollars in millions)	2007	2006	$	%
Revenues	$2,030.9	$1,467.7	$563.2	38.4%
Income before income taxes	$345.0	$258.4	$86.6	33.5%

DPS segment revenues for the nine months ended September 30, 2007 totaled $2.0 billion, an increase of $563.2 million, or 38.4%, compared to $1.5 billion for the nine months ended September 30, 2006.  Sales of drilling products increased 122.0%, surface sales were up 26.4%, subsea equipment sales increased 25.4% and sales of oil, gas and water separation applications were down 8.5% from the nine-month period ended September 30, 2006.  Nearly two-thirds of the increase in drilling product sales was associated with large rig construction projects that were underway during the period with the remainder mainly related to higher demand for land blowout preventers and aftermarket parts and services.  Absent the effect of a weaker U.S. dollar against certain other foreign currencies, surface sales increased nearly 23.0%, with double-digit growth in all major regions except North America, where sales grew modestly in 2007 as shipments to U.S. customers more than offset a slowdown in the Canadian market.  Subsea equipment sales grew approximately 19.7%, excluding the effects of a weaker U.S. dollar.  Most of the growth related to shipments for large projects offshore West Africa and offshore Brazil.  Decreased order levels for gas treatment projects in 2006 accounted for the majority of the decrease in sales of oil, gas and water separation applications during the first nine months of 2007 as compared to the same period in 2006.

Income before income taxes for the first nine months of 2007 totaled $345.0 million, an increase of $86.6 million, or 33.5%, from $258.4 million in the first nine months of 2006.  Cost of sales as a percent of revenues increased from 69.3% during the nine months ended September 30, 2006 to 71.6% for the nine-month period ended September 30, 2007.  The majority of the increase was attributable to (i) an increase in the ratio of cost of sales to revenues for the segment’s products, due largely to shipments for major drilling and subsea projects, which carry a higher cost of sales-to-revenue ratio than the segment’s base drilling and subsea businesses, and higher raw material sourcing costs for surface products (approximately a 2.1 percentage-point increase), (ii) higher subcontract costs, mostly at international locations, due to capacity constraint issues (approximately a 0.3 percentage-point increase), (iii) higher warranty costs (approximately a 0.3 percentage-point increase) and (iv) the impact of movements of foreign currency exchange rates on non-functional currency denominated assets and liabilities (approximately a 0.3 percentage-point increase).  These increases were partially offset by (i) the application of relatively fixed manufacturing overhead to a larger revenue base (approximately a 0.4% point decrease) and (ii) the impact of the settlement of a royalty dispute during the nine months ended September 30, 2007, which resulted in additional royalty income of $4.8 million (a 0.2 percentage-point decrease).

Selling and administrative expenses for the first nine months of 2007 totaled $189.9 million, an increase of $34.3 million, or 22.0%, as compared to $155.6 million for the first nine months of 2006.  As a percent of revenues, selling and administrative expenses declined from 10.6% in the first nine months of 2006 to 9.4% in the first nine months of 2007.  Nearly one-fifth of the increase in selling and administrative costs is due to the effects of a weaker U.S. dollar against certain other foreign currencies with the remainder due primarily to additional costs related to higher headcount and higher activity levels needed to support the expansion of the Company’s businesses.

Depreciation and amortization expense for the nine months ended September 30, 2007 totaled $41.3 million, an increase of $4.7 million, or 12.7%, compared to $36.6 million for the nine months ended September 30, 2006.  The increase is due largely to higher levels of capital spending in recent periods.

V&M Segment

	Nine Months Ended September 30,		Increase
(dollars in millions)	2007	2006	$	%
Revenues	$940.8	$876.5	$64.3	7.3%
Income before income taxes	$197.6	$112.3	$85.3	75.9%

Revenues of the V&M segment for the nine months ended September 30, 2007 totaled $940.8 million as compared to $876.5 million during the nine months ended September 30, 2006, an increase of $64.3 million or 7.3%.  More than one-third of the increase in revenues was attributable to a weakening U.S. dollar.  Excluding the effects of the weaker U.S. dollar, sales to customers in the process markets accounted for more than one-half of the increase in this segment’s revenues in 2007.  This increase in current year shipments resulted from strong order levels in late 2006, driven largely by new liquefied natural gas projects internationally and refinery upgrades.  Distributed product sales were up 3.5% during the first nine months of 2007 as compared to the first nine months of 2006 as strength in the U.S. markets more than offset a decline in shipments in Canada.  Shipments of engineered valves and measurement products were relatively flat year over year.

Income before income taxes totaled $197.6 million for the first nine months of 2007, an increase of $85.3 million, or 75.9%, from $112.3 million for the first nine months of 2006.  Cost of sales as a percent of revenues decreased from 69.2% for the nine months ended September 30, 2006 to 64.0% for the nine months ended September 30, 2007.  The improvement in the ratio is primarily the result of (i) lower costs of sales as a percent of revenues for the segment’s products due largely to improved pricing in the engineered, distributed and process valve product lines as well as a mix shift to higher sales of process valves and aftermarket parts and services, which have a lower cost of sales-to-revenue ratio as compared to the segment’s other product lines (approximately a 4.2 percentage-point decrease), (ii) the application of relatively fixed manufacturing overhead, net of benefits obtained from recent facility consolidation and restructuring efforts, to a larger revenue base (approximately a 0.6 percentage-point decrease) and (iii) lower warranty costs during the first nine months of 2007 compared to the same period in 2006 (approximately a 0.2 percentage-point decrease).

Selling and administrative expenses for the nine months ended September 30, 2007 totaled $118.3 million, an increase of $5.4 million, or 4.8%, from $112.9 million for the nine months ended September 30, 2006.  Nearly one-half of the increase was attributable the weakening of the U.S. dollar, with the remainder largely due to increased headcount and higher activity levels.

Depreciation and amortization in the V&M segment decreased by $0.5 million from $23.0 million in the first nine months of 2006 to $22.5 million in the first nine months of 2007, primarily as a result of the consolidation of certain facilities that occurred during 2006.

V&M incurred $21.8 million of acquisition integration costs in the first nine months of 2006 as a result of integrating the Dresser Acquired Businesses into the segment’s operations.  These costs are described in more detail under “Consolidated Results” above.

CS Segment

	Nine Months Ended September 30,		Increase
(dollars in millions)	2007	2006	$	%
Revenues	$350.6	$322.0	$28.6	8.9%
Income before income taxes	$49.7	$32.6	$17.1	52.5%

CS segment revenues for the nine months ended September 30, 2007 totaled $350.6 million, an increase of $28.6 million, or 8.9%, from $322.0 million for the nine months ended September 30, 2006.  Sales of reciprocating compression equipment were up 9.1% in the first nine months of 2007 while sales of centrifugal compression equipment increased 10.1% compared to the first nine months of 2006.  Over one-half of the increase in reciprocating compression equipment sales was the result of strong demand for aftermarket parts, particularly from customers in Eastern Europe, the former Soviet Union and China.  Additionally, new reciprocating compression equipment sales were up 12.4%, due largely to increased shipments of Ajax units as a result of capital expansion programs initiated in 2006 by the Company’s domestic lease fleet operator customers. Nearly three-fourths of the increase in centrifugal compression equipment sales was caused by higher sales of aftermarket parts and an 8.4% increase in sales of new engineered machines primarily designed to meet customers’ air separation needs.

Income before income taxes for the CS segment totaled $49.7 million for the first nine months of 2007 compared to $32.6 million for the first nine months of 2006, an increase of $17.1 million, or 52.5%.  Cost of sales as a percent of revenues declined from 73.6% in the first nine months of 2006 to 69.3% for the comparable period in 2007.  The improvement in the ratio is due primarily to (i) improved margins on certain shipments of Superior compressors to international locations, lower subcontract variances in 2007 and benefits obtained from efforts to source raw materials from lower cost international suppliers, which has largely contributed to a 3.8 percentage-point decrease in the ratio and (ii) the application of relatively fixed manufacturing overhead to a larger revenue base (approximately a 1.1 percentage-point decrease).  These improvements have been partially offset by higher inventory obsolescence provisions and higher litigation costs, due largely to the absence of certain favorable litigation settlements that occurred during the first nine months of 2006 that did not repeat during 2007 (a 0.6 percentage-point increase).

Selling and administrative expenses for the first nine months of 2007 totaled $48.0 million, an increase of $6.1 million, or 14.5%, from $41.9 million during the comparable period of 2006.  The increase was largely attributable to (i) higher headcount and other employee-related costs associated with increased business activity levels (approximately $4.3 million) and (ii) plant consolidation and restructuring costs incurred during the first nine months of 2007 (approximately $1.9 million).

Depreciation and amortization expense for the nine months ended September 30, 2007 totaled $10.1 million, an increase of $0.5 million, or 4.9%, due mostly to higher levels of capital spending in recent periods and higher amortization expense allocated internally for the Company’s capitalized enterprise-wide software systems.

CS incurred $1.0 million of acquisition integration costs during the nine months ended September 30, 2006 associated with the Dresser Acquired Businesses.  These costs are described in more detail under “Consolidated Results” above.

Corporate Segment

The Corporate segment’s loss before income taxes was $61.4 million in the first nine months of 2007 compared to $59.7 million in the first nine months of 2006.

Included in the Corporate segment’s loss for the nine months ended September 30, 2007 was a gain of $3.9 million relating to intercompany loans the Company has with various foreign subsidiaries that are denominated in currencies other than the U.S. dollar.  For the nine months ended September 30, 2006, a similar gain of $7.7 million was also recognized.

Selling and administrative expenses decreased by $3.7 million, or 5.5%, from $66.6 million for the nine months ended September 30, 2006 to $62.9 million for the nine months ended September 30, 2007.  This decrease is primarily the result of (i) a $5.8 million one-time reduction in pension expense recognized in the first nine months of 2007 relating to one of the Company’s non-U.S. defined benefit pension plans and (ii) the absence in the first nine months of 2007 of an $8.5 million charge taken in the first nine months of 2006 for the estimated cost of settlement of a class action lawsuit related to environmental contamination near a former manufacturing facility.  These decreases have been partially offset by (i) $4.0 million of higher non-cash stock compensation costs, (ii) $4.8 million of higher costs for legal and professional services and (iii) higher employee-related costs, primarily from increased headcount.

Depreciation and amortization increased by $3.8 million primarily due to differences in internal allocations between segments associated with the amortization of enterprise-wide information technology assets.

The increases in interest income and interest expense during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 are discussed under “Consolidated Results” above.

ORDERS & BACKLOG

Orders were as follows (dollars in millions):

	Nine Months Ended September 30,		Increase/(decrease)
	2007	2006	$	%
DPS	$2,347.2	$2,487.6	$(140.4)	(5	.6)%
V&M	1,041.6	973.0	68.6	7.1%
CS	505.5	397.7	107.8	27.1%
	$3,894.3	$3,858.3	$36.0	1.0%

Orders for the first nine months of 2007 were up $36.0 million, or 1.0%, from $3.9 billion for the first nine months of 2006.

DPS segment orders for the first nine months of 2007 totaled $2.3 billion, down $140.4 million, or 5.6%, from $2.5 billion for the first nine months of 2006.  Drilling orders declined 52.8%, due primarily to a decrease in 2007 in the level of large orders for major rig construction projects that were awarded during 2006.  The decline in drilling orders was partially offset by a 16.1% increase in surface equipment orders, a 45.1% increase in orders for subsea equipment and a 56.9% increase in demand for oil, gas and water separation applications.  Nearly 20% of the increase in surface equipment orders was attributable to the effects of a weaker U.S. dollar with the remainder representing strong demand in Eastern Europe and Latin America, which more than offset a decline in demand in the Canadian market.  Excluding the effects of a weaker U.S. dollar, orders for subsea equipment increased approximately 39.3% due primarily to awards for large projects offshore Brazil and Australia.  Awards for gas treatment applications accounted for nearly all of the increase in demand in the oil, gas and water separation application product line.

The V&M segment had orders totaling $1.0 billion in the first nine months of 2007 compared to $973.0 million in the first nine months of 2006, an increase of $68.6 million, or 7.1%.  Approximately one-fourth of the increase was due to the effects of a weakening U.S. dollar.  Excluding the effects of the weaker U.S. dollar, orders for engineered valves increased approximately 23.2%, due mainly to large orders received for new international gas development and subsea pipeline construction projects.  This increase more than offset a 17.8% decline in orders for distributed products primarily due to weakness in the Canadian market and the absence in 2007 of the large stocking orders placed by U.S. distributors during the first nine months of 2006.  Orders from customers in the process markets were up modestly during the first nine months of 2007 as compared to the first nine months of 2006.

Orders in the CS segment for the first nine months of 2007 totaled $505.5 million, an increase of 27.1% from $397.7 million in the first nine months of 2006.  Orders in the reciprocating compression market were up 14.1%, over one-half of which was due to higher demand domestically for Ajax units and a 29.4% increase in demand for Superior Compressors, primarily from customers in Eastern Europe and the former Soviet Union.  Orders for new engineered machines, primarily designed to meet the air separation and industrial gas compression needs of various international customers, accounted for nearly three-fourths of the 40.9% increase in demand for centrifugal compression equipment.  Additionally, demand for new plant air machines increased 23.4% during 2007 as a result of large orders in the Middle East and China and higher customer demand for certain new plant air product lines.

Backlog was as follows (dollars in millions):

	September 30, 2007	December 31, 2006	Increase
DPS	$2,992.7	$2,661.3	$331.4
V&M	738.2	620.8	117.4
CS	397.3	248.9	148.4
	$4,128.2	$3,531.0	$597.2

Liquidity and Capital Resources

The Company’s cash and cash equivalents decreased by $465.1 million to $568.4 million at September 30, 2007 as compared to $1.0 billion at December 31, 2006.  The main reasons for the decrease were (i) the repayment in April 2007 of all of the outstanding $200.0 million 2.65% Senior Notes, (ii) the purchase of 4.7 million shares of treasury stock at a cost of $282.1 million, or $59.58 per share, (iii) the acquisition of certain assets and liabilities of four businesses during the first nine months of 2007 for a total cash cost of $76.4 million and (iv) capital expenditures of $161.2 million.  These cash outflows were partially offset by $167.5 million of cash flow provided by operations during the first half of 2007 and $41.6 million of proceeds from stock option exercises.

During the first nine months of 2007, the Company generated $167.5 million of cash from operations as compared to $210.2 million for the same period in 2006. The primary reason for the decrease was due to the higher level of spending on working capital in 2007 in order to support the increased activity levels within the Company.  Working capital increased $330.2 million for the first nine months of 2007 as compared to a $161.9 million increase for the comparable period in 2006.  Increased investment in inventory along with a $28.7 million decline in advances from customers were the biggest contributors to the change in working capital increases between the two periods.

The Company utilized $232.6 million of cash for investing activities during the first nine months of 2007 compared to $134.2 million during the same period in 2006.  Approximately $161.2 million of cash was utilized for capital expenditures in the first nine months of 2007 compared to $108.9 million in the first nine months of 2006.  The increase reflects the Company’s efforts to increase capacity, improve efficiency and address market needs by upgrading machine tools, facilities and manufacturing processes.  Additionally, $76.4 million was utilized in the first nine months of 2007 in connection with the acquisitions of certain assets and liabilities of four businesses (see Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information).

During the first nine months of 2007, the Company’s financing activities used $423.1 million of cash compared to cash generated of $275.2 million during the first nine months of 2006.  The Company spent $282.1 million of cash in the first nine months of 2007 to acquire 4.7 million shares of treasury stock at an average cost of $59.58 per share.  This compares to $265.9 million spent in the first nine months of 2006 for 5.9 million shares of treasury stock.  Additionally, the Company repaid all of its outstanding $200.0 million 2.65% Senior Notes in April 2007.  In May 2006, the Company issued $500.0 million of 2.5% convertible debt.

The Company expects to make an estimated $235.0 million to $240.0 million of capital expenditures during 2007 in connection with its program of improving manufacturing efficiency and expanding capacity.  Cash on hand and current-year operating cash flow will be utilized to fund these expenditures for the remainder of 2007.  In addition, the Company has begun a $63.5 million expansion of its manufacturing operations in Romania to increase the Company’s capacity for high-pressure, high-specification wellheads and trees for the surface equipment markets, particularly in Europe, Africa, Russia and the Mediterranean and Caspian Seas.  The majority of this expenditure will occur in 2008.

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

At September 30, 2007, the Company’s backlog was approximately $4.1 billion, a record level for the Company. The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Many of the contracts the Company enters into with its customers require long manufacturing lead times and contain penalty or incentive clauses relating to on-time delivery. A failure by the Company to deliver in accordance with customer expectations could subject the Company to financial penalties or loss of financial incentives and may result in damage to existing customer relationships. Additionally, the Company bases its earnings guidance to the financial markets on expectations regarding the timing of delivery of product currently in backlog. Failure to deliver backlog in accordance with expectations could negatively impact the Company’s financial performance and thus cause adverse changes in the market price of the Company’s outstanding common stock and other publicly-traded financial instruments.

The Company has embarked on a significant capital expansion program.

In the first nine months of 2007, the Company’s capital expenditures increased by nearly $52.2 million from the first nine months of 2006. For 2007, the Company expects full-year capital expenditures of approximately $235.0 million to $240.0 million to continue its program of upgrading its machine tools, manufacturing technologies, processes and facilities in order to improve its efficiency and address current and expected market demand for the Company’s products. To the extent this program causes disruptions in the Company’s plants, or the needed machine tools or facilities are not delivered and installed or in use as currently expected, the Company’s ability to deliver existing or future backlog may be negatively impacted. In addition, if the program does not result in the expected efficiencies, future profitability may be negatively impacted.

Execution of subsea systems projects exposes the Company to risks not present in its surface business.

This market is significantly different from the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements.  Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and in some cases, new technology.  These projects accounted for approximately 7.6% of total revenues for the nine months ended September 30, 2007.  To the extent the Company experiences difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted. As of September 30, 2007, the Company had a subsea systems project backlog of approximately $639.5 million.

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

In connection with the acquisition of the Dresser Acquired Businesses in late 2005 and early 2006, the Company entered into a number of short-term loans between certain wholly-owned subsidiaries to finance the acquisition cost and working capital needs of certain of Dresser’s international operations. Due to a significant weakening of the U.S. dollar in the second quarter of 2006, the Company recognized a significant currency gain relating to these euro-denominated loans made by a United States-based entity.  Many of these loans were subsequently paid off.  Additional gains from other non-U.S. dollar denominated loans were recognized in the third quarter of 2007 as the U.S. dollar continued to weaken further.  Except for this impact in the second quarter of 2006 and the third quarter of 2007, the Company’s gain or loss on foreign currency dominated transactions in other periods has not been material.

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

Doing business on a worldwide basis also puts the Company and its operations at risk due to political risks and the need for compliance with the laws and regulations of many jurisdictions. These laws and regulations impose a range of restrictions and/or duties on importation and exportation, operations, trade practices, trade partners and investment decisions. The Company has received inquiries regarding its compliance with such laws and regulations from U.S. federal agencies.

Compliance with such laws as the U.S. Foreign Corrupt Practices Act (“FCPA”) is a risk to the Company. The Company does business and has operations in a number of developing countries that have relatively under-developed legal and regulatory systems when compared to more developed countries. Several of these countries are generally perceived as presenting a higher than normal risk of corruption, or a culture where requests for improper payments are not discouraged. Maintaining and administering an effective FCPA compliance program in these environments presents greater challenges to the Company than is the case in other, more developed countries. With respect to FCPA compliance, the Company received a voluntary request for information in September 2005 from the U.S. Securities and Exchange Commission regarding certain of the Company’s West African activities and has responded to this request. As discussed in the Contingencies Note to Part I, Item 1, in July 2007, the Company was one of a number of companies who received a letter from the Criminal Division of the U.S. Department of Justice (“DOJ”) requesting information on their use of a freight forwarder and customs clearance broker. The DOJ is inquiring into whether certain of the services provided to the Company by the freight forwarder may have involved violations of the FCPA. The Company is providing the requested information and has engaged special counsel to conduct an investigation into its dealings with the freight forwarder to determine if any payment made to or by the freight forwarder and customs clearing broker on our behalf constituted a violation of the Act.  The investigation is also looking into activities of Company employees and agents with respect to immigration matters and importation permitting.  The Company has also undertaken an enhanced compliance training effort to address this risk.

Compliance with U.S. trade sanctions and embargoes also pose a risk to the Company since it deals with its business on a worldwide basis through various incorporated and unincorporated entities. The U.S. Department of Treasury’s Office of Foreign Assets Control made an inquiry regarding U.S. involvement in a United Kingdom subsidiary’s commercial and financial activity relating to Iran in September 2004 and the U.S. Department of Commerce made an inquiry regarding sales by another United Kingdom subsidiary to Iran in February 2005. The Company responded to these two inquiries and has not received any additional requests related to these matters. The Company does not do, and has restricted its non-U.S. subsidiaries and persons from doing any new business with countries with respect to which the United States has imposed sanctions, which include Iran, Syria, Sudan, North Korea and Cuba.

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

Potential change in accounting for convertible debt instruments.

The Financial Accounting Standards Board (FASB) has issued a proposed FASB Staff Position (FSP) APB 14-a that would clarify the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements).  This proposal, if adopted, would require the issuer of a convertible debt instrument within its scope to separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  This proposed standard would apply to the Company’s existing 1.5% convertible debentures due 2024 and 2.5% convertible debentures due 2026 totaling in aggregate $738.0 million at September 30, 2007.  If approved, this FSP would be effective for the Company beginning January 1, 2008 and would be applied retrospectively to all periods presented. The Company believes this FSP would have a material impact on both debt and equity balances of the Company’s consolidated financial statements should this standard be adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is currently exposed to market risk from changes in foreign currency rates and changes in interest rates. A discussion of the Company’s market risk exposure in financial instruments follows.

Foreign Currency Exchange Rates

As described more fully above under “Factors That May Affect Financial Condition and Future Results — Fluctuations in worldwide currency markets can impact the Company’s profitability”, the Company has short-term intercompany loans and intercompany balances outstanding at September 30, 2007 denominated in currencies different from the functional currency of at least one of the parties. These transactions subject the Company’s financial results to risk from changes in foreign currency exchange rates. Other than the second quarter of 2006 and third quarter of 2007, these amounts had not resulted in recognition of a material foreign currency gain or loss due to fluctuations in the applicable exchange rates.

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

In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into forward foreign currency exchange contracts to hedge specific large anticipated receipts in currencies for which the Company does not traditionally have fully offsetting local currency expenditures. The Company was party to a number of long-term foreign currency forward contracts at September 30, 2007. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, valve or drilling contracts involving the Company’s United States operations and its wholly-owned subsidiaries in Ireland, Italy, Singapore and the United Kingdom. Information relating to the contracts and the fair value recorded in the Company’s Consolidated Balance Sheet at September 30, 2007 follows:

	Year of Contract Expiration
(amounts in millions except exchange rates)	2007	2008	2009	Total
Buy GBP/Sell USD:
Notional amount to sell (in U.S. dollars)	$ 6.9	$ 11.0	$ 2.6	$ 20.5
Average GBP to USD contract rate	1.8067	1.8039	1.7989	1.8042
Average GBP to USD forward rate at September 30, 2007	2.0443	2.0329	2.0149	2.0344

Fair value at September 30, 2007 in U.S. dollars				$ 2.6

Sell GBP/Buy Euro:
Notional amount to buy (in euros)	1.5	0.9	—	2.4
Average GBP to EUR contract rate	1.3776	1.3693	—	1.3743
Average GBP to EUR forward rate at September 30, 2007	1.4310	1.4243	—	1.4283

Fair value at September 30, 2007 in U.S. dollars				$ (0.1)

Sell GBP/Buy NOK:
Notional amount to buy (in Norwegian krone)	1.5	0.6	—	2.1
Average GBP to NOK contract rate	11.2423	11.2173	—	11.2351
Average GBP to NOK forward rate at September 30, 2007	11.0196	11.0069	—	11.0160

Fair value at September 30, 2007 in U.S. dollars				$ —

Buy Euro/Sell USD:
Notional amount to buy (in euros)	25.4	36.2	14.2	75.8
Average EUR to USD contract rate	1.3323	1.3398	1.3835	1.3455
Average EUR to USD forward rate at September 30, 2007	1.4238	1.4302	1.4316	1.4283

Fair value at September 30, 2007 in U.S. dollars				$ 5.8

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

The Company has various other long-term debt instruments, but believes that the impact of changes in interest rates in the near term will not be material to these instruments

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no material changes in the Company’s internal control over financial reporting during the three-month period ended September 30, 2007.

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

The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the CS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has ceased operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations.  At September 30, 2007, the Company’s consolidated balance sheet included a noncurrent liability of $6.0 million for environmental matters.

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

The Company has entered into a number of individual settlements and has settled a class action lawsuit.  Twenty-one of the individual settlements were made in the form of agreements with homeowners that obligated the Company to reimburse them for any estimated decline in the value of their homes at time of sale due to potential buyers’ concerns over contamination or, in the case of some agreements, to purchase the property after an agreed marketing period. Three of these agreements have had no claims made under them yet. The Company has also settled ten other property claims by homeowners who have sold their properties. In addition, the Company has settled Valice v. Cameron Iron Works, Inc. (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), which was filed and settled as a class action. Pursuant to the settlement, the homeowners who remained part of the class are entitled to receive a cash payment of approximately 3% of the 2006 appraised value of their property or reimbursement of any diminution in value of their property due to contamination concerns at the time of any sale. To date, 57 homeowners have elected the cash payment.

Of the 258 properties included in the Valice class, there were 21 homeowners who opted out of the class settlement. There are three suits currently pending regarding this matter filed by non-settling homeowners. Moldovan v. Cameron Iron Works, Inc. (165th Jud. Dist. Ct., Harris County, filed October 23, 2006), was filed by six such homeowners. The other suits were filed by individual homeowners, Tuma v. Cameron Iron Works, Inc. (334 th Judicial District Court of Harris County, Texas, filed on November 27, 2006), and Rudelson v. Cooper Industries, Inc. (189 th Judicial District Court of Harris County, Texas, filed on November 29, 2006).  The complaints filed in these actions make the claim that the contaminated underground water has reduced property values and seek recovery of alleged actual and exemplary damages for the loss of property value.

While one suit related to this matter involving health risks has been filed, the Company is of the opinion that there is no health risk to area residents and that the suit is without merit.

The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements, the class action settlement or other actions that have been or may be filed will not have a material adverse effect on its financial position or results of operations. The Company has reserved a total of $14.0 million for these matters as of September 30, 2007.

The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995.  At September 30, 2007, the Company’s consolidated balance sheet included a liability of approximately $3.3 million for such cases, including estimated legal costs. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its financial condition or liquidity.

Regulatory Contingencies

In January 2007, the Company underwent a Pre-Assessment Survey as part of a Focused Assessment initiated by the Regulatory Audit Division of the U.S. Customs and Border Protection, Department of Homeland Security. The Pre-Assessment Survey resulted in a finding that the Company had deficiencies in its U.S. Customs compliance processes. The Company is taking corrective action and will undergo Assessment Compliance Testing in the first quarter of 2008. At September 30, 2007, the Company's consolidated balance sheet included a liability of $4.6 million for the estimated additional customs duties which may be due.

As disclosed in the Company’s previous filing on Form 10-Q, the Company was among a number of oilfield services companies to receive an inquiry from the United States Department of Justice (“DOJ”) in July 2007 relating to the DOJ’s investigation into the practices of a freight forwarder and customs clearance broker.  The inquiry requested information and documentation with respect to their activities conducted on our behalf in Nigeria and Angola.  The Company is providing the requested information and is cooperating with the investigation.  As a result of and in response to the inquiry, the Company engaged special counsel to conduct an investigation into its dealings with the freight forwarder and customs clearance broker to determine if any payment made to or by the freight forwarder and customs clearance broker on our behalf constituted a violation of the U.S. Foreign Corrupt Practices Act.  The investigation is ongoing, and is also focusing on activities of Company employees and agents with respect to immigration matters and importation permitting.  Counsel conducting the investigation will be providing periodic reports to the Audit Committee.  At this time we are unable to predict whether any violations involving the Company will be found, and, if so, what potential corrective measures, sanctions, fines or other remedies, if any, the DOJ may seek against us.

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

Item 1A. Risk Factors

The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 24 - 27 of this quarterly report on Form 10-Q is incorporated herein by reference.

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

Purchases pursuant to the 10,000,000-share Board authorization may be made by way of open market purchases, directly or indirectly, for the Company’s own account or through commercial banks or financial institutions and by the use of derivatives such as a sale or put on the Company’s common stock or by forward or economically equivalent transactions. Shares of common stock purchased and placed in treasury during the three months ended September 30, 2007 under the Board’s two authorization programs described above are as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of all repurchase programs (a)	Maximum number of shares that may yet be purchased under all repurchase programs (b)
7/1/07 – 7/31/07	—	$ —	12,532,871	2,927,702
8/1/07 – 8/31/07	61,500	$ 76.62	12,594,371	2,806,558
9/1/07 – 9/30/07	—	$ —	12,594,371	2,665,895
Total	61,500	$ 76.62	12,594,371	2,665,895
____________

(a)	All share purchases during the three months ended September 30, 2007 were done through open market transactions.

(b)	At September 30, 2007, 1,093,351 shares are yet to be purchased under the $250,000,000 Board authorization, based on the closing price of the Company’s common stock at that date of $92.29 per share.

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

Date: November 2, 2007	Cameron International Corporation
(Registrant)

/s/ Franklin Myers
Franklin Myers
Senior Vice President and Chief Financial Officer and authorized to sign on behalf of the Registrant

EXHIBIT INDEX
Exhibit Number	Description
31.1	Certification

31.2	Certification

32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

34