Form 10-K
CAMERON INTERNATIONAL CORP
filed 2008-02-29
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
______________________
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
  Yes☑                       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
        Large accelerated filer ☑                                       Accelerated filer ☐                                    Non-accelerated filer ☐                 Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☑

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of registrant as of June 30, 2007, our most recently completed second fiscal quarter, was approximately $6,624,507,112.  For the purposes of the determination of the above statement amount only, all directors and executive officers of the registrant are presumed to be affiliates. The number of shares of Common Stock, par value $.01 per share, outstanding as of February 15, 2008, was 218,305,027.
_____________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant’s Annual Report to Stockholders for the year ended December 31, 2007 are incorporated by reference into Parts I and II. Portions of the registrant’s 2008 Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2008 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Cameron International Corporation (Cameron or the Company) is a leading provider of flow equipment products, systems and services to worldwide oil, gas and process industries.  See “Glossary of Terms” at the end of Item 1 for definitions of certain terms used in this section. Any reference to Cameron, its divisions or business units within this paragraph or elsewhere within this Form 10-K as being a leader, leading provider, leading manufacturer, or having a leading position is based on the amount of equipment installed worldwide and available industry data.

The Company’s operations are organized into three business segments – Drilling & Production Systems (DPS), Valves & Measurement (V&M) and Compression Systems (CS).  For additional business segment information for each of the three years in the period ended December 31, 2007, see Note 14 of the Notes to Consolidated Financial Statements, which Notes are incorporated herein by reference in Part II, Item 8 of this Annual Report on Form 10-K.

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

Cameron, a Delaware corporation, was incorporated on November 10, 1994. The Company operated as a wholly-owned subsidiary of Cooper Industries, Inc. until June 30, 1995, the effective date of the completion of an exchange offer with Cooper Industries’ stockholders resulting in the Company becoming a separate stand-alone company. The common stock of Cameron trades on the New York Stock Exchange under the symbol “CAM”. The Company’s Internet address is www.c-a-m.com. General information about Cameron, including its Corporate Governance Principles, charters for the committees of the Company’s board of directors, Standards of Conduct, and Codes of Ethics for Management Personnel, including Senior Financial Officers and Directors, can be found in the Ethics and Governance section of the Company’s website. The Company makes available, free of charge, on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the Exchange Act) as soon as reasonably practicable after the Company electronically files or furnishes them to the Securities and Exchange Commission (the SEC).  Information filed by the Company with the SEC is also available at www.sec.gov or may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information regarding operations of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Since its inception, the Company has completed several acquisitions, including the assets of Ingram Cactus Company in 1996, Orbit Valve International Inc. in 1998, Stewart and Stevenson’s Petroleum Equipment segment and Nutron Industries in 2002, Petreco International Inc. and the PCC Flow Technologies segment of Precision Castparts Corp. (PCC) in 2004, and NuFlo Technologies, Inc. and the On/Off Valve business unit of the Flow Control segment of Dresser, Inc. in 2005. In January 2006, the Company acquired the assets and liabilities of Caldon, Inc. which added a new ultrasonic measurement product line to the existing flow management product line in the V&M segment.  Additionally, during 2007, the Company acquired DES Operations Limited, certain assets of Prime Measurement Products, certain assets and liabilities of Paradigm Services, LP, and the Hydromation Deep Bed Filter product line from Filtra-Systems Company.

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

DPS’s products include surface and subsea production systems, blowout preventers (BOPs), drilling and production control systems, oil and gas separation equipment, gate valves, actuators, chokes, wellheads, drilling riser and aftermarket parts and services. DPS’s products are marketed under the brand names CAMERON®, W-K-M®, MCEVOY® and WILLIS®. Additionally, DPS manufactures elastomers, which are used in pressure and flow control equipment and other petroleum industry applications, as well as in the petroleum, petrochemical, rubber molding and plastics industries.

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

Although the pace of orders for new deepwater drilling rigs moderated in 2007 from the record levels of 2006, as did orders for jackups and land rigs, DPS still had the second largest bookings year ever for its drilling business in 2007.  The Company believes it maintained its traditional market share during 2007 and continues to be a primary supplier of BOP’s and related equipment to the drilling industry.  As a result of the record high order level during the last two years, the Company has upgraded its existing manufacturing facilities in Beziers, France and Berwick, Louisiana, including the addition of a state-of-the-art riser fabrication and assembly facility in Beziers.  The Company also opened a new 48,000-square foot aftermarket facility in Houston during 2007 to provide a full range of machining, welding and testing capabilities.

DPS is also a global market leader in supplying surface production equipment, from conventional to high-pressure, high temperature (HPHT) wellheads and API Christmas trees and chokes used on land or installed on offshore platforms.

The surface business, which has a global base of installed equipment and an aftermarket presence in virtually every major hydrocarbon-producing region around the world, remains the largest revenue contributor to the DPS segment.  This business saw increased order levels in 2007 primarily from customers in the European, African and Caspian sea regions, as well as from Asia Pacific and the Middle East.  In order to further expand its offerings to customers in the European, North African and Russian markets, the Company has started construction on a new facility in Ploiesti, Romania which is expected to begin operations in the third quarter of 2008 and become fully functional in 2009.  Also, additional locations are being added or existing facilities are being expanded in 2008 to address expected demand for surface products in the Caspian Sea region, Kazakhstan and in Mexico.

DPS continues to be a leading provider of subsea wellheads, Christmas trees, manifolds, and production controls to customers worldwide, from basic tree orders to integrated solutions that require systems engineering and project management as well as installation and aftermarket support. DPS’s Subsea Systems organization, created in 2005, has global responsibility for research and development, engineering, sales, manufacturing, installation and aftermarket support for subsea products and systems, and provides customers with integrated solutions to subsea field development requirements under engineering, procurement and construction contracts.

In order to address capacity needs, improve efficiency and lower manufacturing costs in the subsea product line, the Company completed a new state-of-the-art subsea manufacturing, assembly and test plant in Johor, Malaysia in mid-2007.  In addition, the Company made various capital investments in its Taubate, Brazil manufacturing facility in 2007 to accommodate increased and expected future project business in the Brazilian markets.  The Company also made investments in 2007 to expand capacity in its Leeds, England; Onne, Nigeria; and Berwick, Louisiana facilities.

As petroleum exploration activities have increasingly focused on subsea locations, DPS has directed much of its new product development efforts toward this market. DPS’s patented SpoolTree™ horizontal subsea production system, which was introduced in 1993, is used in oil and gas fields with subsea completions that require frequent retrieval of downhole equipment. With the SpoolTree system, well completion and workover activities can be performed without a workover riser or removal of the Christmas tree and under conventional blowout preventer control, thereby reducing the time, equipment and expense needed to perform such activities.  DPS advanced its tradition of innovation with the introduction in 2004 of an all-electric, direct current powered subsea production system, CameronDC™, which is designed to offer greater reliability and provide substantial cost savings to customers.  Following intensive testing and review, the first commercial application of the CameronDC system is expected to be deployed in 2008.  In March 2007, Cameron acquired DES Operations Limited, an Aberdeen, Scotland-based supplier of production enhancement technology, and developer of the unique Multiple Application Re-injection System (MARS™), which enables the installation of multiple processing technologies directly onto a subsea completion without disrupting existing flowlines or infrastructure.

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

During 2006, the Flow Control product line was expanded with the addition of the LEDEEN® quarter-turn actuator line, acquired as part of the Dresser On/Off Valve business unit acquisition in late 2005. This product line is manufactured at the Company’s newly acquired facility in Voghera, Italy. Also, during 2006, the surface choke product line was expanded as Flow Control began producing AOP® brand surface chokes in its Houston, Texas facility.  These initiatives, along with the introduction of a new generation compact subsea choke, all contributed to order and revenue gains in 2007 for the Flow Control business.

Petreco Processing Systems provides custom-engineered process packages to operators worldwide for separation of oil, gas, water and solids. Petreco’s products include electrostatic desalters and dehydrators, hydrocyclones, desanders, gas flotation systems, processing equipment, gas processing equipment and electrochlorinators. These products are marketed under the brand names PETRECO®, VORTOIL®, KREBS®, UNICEL®, WEMCO®, METROL™, KCC™, DEPURATOR® and BFCC™.

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

DPS’s primary customers include oil and gas majors, national oil companies, independent producers, engineering and construction companies, drilling contractors, rental companies and geothermal energy producers.

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

V&M’s products include gate valves, ball valves, butterfly valves, Orbit® valves, double block & bleed valves, plug valves, globe valves, check valves, actuators, chokes and aftermarket parts and services. Measurement products include totalizers, turbine meters, flow computers, chart recorders, ultrasonic flow meters and sampling systems.

In November 2004, the Company acquired certain businesses of the PCC Flow Technologies segment of Precision Castparts Corporation.  Additionally, in November 2005, the Company completed the acquisition of the On/Off Valve business unit of the Flow Control segment of Dresser, Inc., except for a portion of the business which was acquired in January 2006.  These acquisitions significantly expanded the V&M segment, particularly the Engineered Valves and Distributed Valves product lines.

V&M’s Distributed Valves group manufactures valves which are sold through distributed networks, primarily in North America, for use in oil and gas applications and are marketed under the brand names WKM®, DEMCO®, NUTRON®, TBV®, AOP, THORNHILL CRAVER®, TEXSTEAM® and WHEATLEY®.

The Engineered Valves group of V&M provides large-diameter valves for use in natural gas, liquefied natural gas (LNG), crude oil and refined products transmission lines. Products are marketed under the brand names CAMERON®, GROVE®, RING-O® and TOM WHEATLEY®.

V&M’s Processed Valves group provides critical service valves for refinery, chemical and petrochemical processing businesses and for associated storage terminal applications, such as liquid products and LNG, through the ORBIT AND GENERAL® valve product lines. Other products include TK® and ENTECH® check valves and WKM® and FOSTER® gate valves.

The Measurement Systems group of V&M designs, manufactures and distributes instrumentation for the oil and gas and process control industries to be used for the measurement and control of pressures, temperatures, levels and flows. The four main product lines of this group are NUFLO™, BARTON®, CALDON® and CLIF MOCK™.

The V&M segment also provides aftermarket services including OEM parts, repair, field service, asset management and remanufactured product to customers, particularly in support of the installed base of equipment sold under the numerous brands within the expanded V&M businesses.  In 2007, V&M acquired Paradigm Services, LP, adding two new field service centers to the Company’s valve aftermarket business.

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

Compression Systems Segment

CS is a provider of reciprocating and integrally geared centrifugal compression equipment and aftermarket parts and services. Reciprocating compression equipment (Reciprocating Technology) is used throughout the energy industry by gas transmission companies, compression leasing companies, oil and gas producers and independent power producers. Integrally geared centrifugal compressors (Centrifugal Technology) are used by customers around the world in a variety of industries, including air separation, petrochemical and chemical. CS’s products include aftermarket parts and services, integral engine-compressors, separable compressors, turbochargers, integrally geared centrifugal compressors, compressor systems and controls. Its aftermarket services include spare parts, technical services, repairs, overhauls and upgrades.

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

For the year ended December 31, 2007, approximately 66% of the Reciprocating Technology revenues are generated by aftermarket parts and services in support of the Company’s worldwide installed base of compression equipment.

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

CS provides installation and maintenance service, parts, repairs, overhauls and upgrades to its worldwide customers for plant air and process gas compressors. It also provides aftermarket service and repairs on all equipment it produces through a worldwide network of distributors, service centers and field service technicians utilizing an extensive inventory of parts.

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

The international market continues to be a source of growth for Cameron.  This was particularly evident as revenues generated from shipments to customers outside of North America climbed from 55% of the Company’s revenues in 2006 to 63% of the Company’s revenues in 2007.  The desire to expand oil and gas resources and transmission capacity in developed and developing countries, for both economic and political reasons, continues to be a major factor affecting market demand. Additionally, establishment of industrial infrastructure in the developing countries will necessitate the growth of basic industries that require plant air and process compression equipment. Production and service facilities in North and South America, Europe, the Far and Middle East and West Africa provide the Company with the ability to serve the global marketplace.

In each of Cameron’s business segments, a large population of installed engines, compression equipment and oil and gas production equipment exists in the worldwide market. The long-lived nature of the equipment provides a relatively stable repair parts and service business. However, with respect to Compression Systems, approximately 31% of that segment’s 2007 revenues came from the sale of replacement parts for equipment that the Company no longer manufactures. Many of these units have been in service for long periods of time and are gradually being replaced. As this installed base of legacy equipment declines, the Company’s potential market for parts orders may also be reduced.

In recent years, DPS has been expanding into the deepwater subsea systems market. This market is significantly different from the Company’s other markets since deepwater subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and in some cases, the application of new technology. These projects accounted for approximately 8.5% of the Company’s consolidated revenues for the year ended December 31, 2007. To the extent the Company experiences difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted. As of December 31, 2007, the Company had a subsea systems project backlog of approximately $954.7 million.

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

Other Cameron-developed products include the patented SpoolTree™ subsea production system; the CAMTROL™ system that includes all of Cameron’s controls capabilities of production, drilling and workover; the EVO™ blowout preventer, introduced in 2007, which is a compact, lighter version of Cameron’s traditional subsea BOP and is offered with a unique patent-pending locking system; and the CameronDC subsea production system, which is the world’s first all-electric direct current-powered subsea production system, designed for increased reliability and improved performance in deepwater applications.  Initial deployment of the CameronDC subsea production system is scheduled to occur in 2008.

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

Cameron has also formed a joint venture with Curtiss-Wright EMD, with plans to combine Curtiss-Wright’s motor and pump expertise with Cameron’s subsea technologies to develop integrated subsea multiphase pumping systems.  As a result of this joint venture, as well as the separation technology available through Petreco, the Company was able to introduce in 2007 CAMFORCE™, a collection of subsea processing products and services designed to enhance production from deepwater fields.

In 2006, Subsea Systems and Petreco designed their two-phase and three-phase subsea separation systems through a joint technology team originally formed in 2005.

During 2005, DPS’s Flow Control group introduced a new three-inch underbalanced drilling choke, the DR30, in response to drilling customers’ increasing demand for higher-capacity chokes for use in underbalanced drilling applications.  During 2007, Flow Control also introduced a new subsea chemical injection metering valve as well as a multi-stage control choke with the SILENCER™ trim which is designed to address noise and velocity control issues in high pressure drop and surge control applications.

The CS product range was expanded through the addition of compressor frames (TAC-2000, TA-2020, TA-3000, TA-6000 and TA-9000) and the addition of trademarked accessories such as Dry Pak™ heat of compression dryers and Turboblend™, a hydro-cracked turbomachinery lubricating oil.  The Engineered Compressor product line was redefined and the MSG Renaissance program was introduced to update the MSG product line.

CS has focused product development resources to further expand its high-efficiency plant air compressor line and to provide engineered compressors matched to the requirements of its customers. The latter is being achieved by advances in aerodynamic and rotor dynamic analytical design capability and the addition of centrifugal gas applications.

Two new offerings were introduced in 2005 in the reciprocating product line. The AXIS™ reciprocating compressor is an all-new barrel-frame design targeted at the natural gas lease fleet markets. The new C-Force™ compressor was created through the addition of new tandem cylinders to a small Superior reciprocating frame, providing an offering ideally suited to compressed natural gas applications.  During 2007, the Company also reentered the separable engine market by reintroducing two models of Superior-brand legacy engines, designed to be packaged with Cameron’s Superior separable compressors.

During 2008, diversification efforts in the centrifugal product line will extend to the plastic bottle manufacturing market with the introduction of the Turbo-Air® 2040 compressor that has been designed and tested for this application.

Competition

Cameron competes in all areas of its operations with a number of other companies, some of which have financial and other resources comparable to or greater than those of Cameron.

Cameron has a leading position in the petroleum production equipment markets. In these markets, Cameron competes principally with Aker Kvaerner, Baker Hughes Centralift division of Baker Hughes, Inc., Balon Corporation, Circor International, Inc., Dover Corporation, Dril-Quip, Inc., Emerson Process Management, FlowServ Corp., FMC Technologies, Inc., GE Oil & Gas Group (including Vetco Gray), Hydril Company (in January 2008, it was announced that General Electric had reached an agreement to purchase the Hydril pressure control business from Tenaris), Masterflo (a division of Stream-Flo Industries Ltd. (i.e. Stream)), NATCO Group, Inc., National Oilwell Varco Inc., PBV-USA, Inc. (a Zy-Tech Global Industries company), Petrovalve (a Flotek Industries, Inc. company), Pibiviese, SPX Corporation’s Flow Technology Segment, T3 Energy Services Inc., Tyco International Ltd., the Weatherford Artificial Lift business of Weatherford, Inc. and Wood Group.

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

Cameron also has a strong position in the compression equipment markets. In these markets, Cameron competes principally with the Ariel Corporation, Atlas-Copco AB, CECO (a Compressor Engineering Corporation company), Demag, Dresser-Rand Company, FS-Elliott Company, LLC, Endyn Energy Dynamics, Hoerbiger Group and IR Air Solutions. The principal competitive factors in the compression equipment markets are engineering and design capabilities, product performance, reliability, quality, service and price. Cameron has a competent engineering staff and skilled technical and service representatives.

Manufacturing

Cameron has manufacturing facilities worldwide that conduct a broad variety of processes, including machining, fabrication, assembly and testing, using a variety of forged and cast alloyed steels and stainless steel as the primary raw materials. In previous years, Cameron has rationalized plants and products, closed various manufacturing facilities, moved product lines to achieve economies of scale, and upgraded other facilities.  In more recent times, the Company has constructed or begun construction on new facilities mainly in certain international locations in order to meet current and expected future demand, particularly with regard to its surface and subsea product offerings.  This is an ongoing process as the Company seeks ways to improve delivery performance and reduce costs.  Cameron maintains advanced manufacturing, quality assurance and testing equipment geared to the specific products that it manufactures and uses process automation in its manufacturing operations.  Manufacturing facilities typically utilize computer-aided, numeric-controlled tools and manufacturing techniques that concentrate the equipment necessary to produce similar products in one area of the plant in a configuration commonly known as a manufacturing cell.  One operator in a manufacturing cell can monitor and operate several machines, as well as assemble and test products made by such machines, thereby improving operating efficiency and product quality.

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

Backlog

Cameron’s backlog was approximately $4.3 billion at December 31, 2007 (approximately 80% of which is expected to be shipped during 2008), as compared to $3.5 billion at December 31, 2006, and $2.2 billion at December 31, 2005.  Backlog consists of customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled.

Patents, Trademarks and Other Intellectual Property

As part of its ongoing research, development and manufacturing activities, Cameron has a policy of seeking patents when appropriate on inventions involving new products and product improvements. Cameron owns 307 unexpired United States patents and 630 unexpired foreign patents. During 2007, 43 new U.S. and 42 new foreign patent applications were filed.

Although in the aggregate these patents are of considerable importance to the manufacturing of many of its products, Cameron does not consider any single patent or group of patents to be material to its business as a whole.

Trademarks are also of considerable importance to the marketing of Cameron’s products. Cameron considers the following trade names to be material to its business as a whole: CAMERON, COOPER-BESSEMER, AJAX, WILLIS and W-K-M. Other important trademarks used by Cameron include AOP, AXIS, BARTON, BFCC, C-B TURBOCHARGER, CALDON, CAMCHEC, CAMERONDC, CAMFORCE, CLIF MOCK, CONTROL SEAL, CSI, DEMCO, DEPURATOR, DRYPAK, DYNACENTRIC, DYNASEAL, EDGE, ENTECH, ENTERPRISE, EVO, FOSTER, GENERAL VALVE, GENUINE JOY, GROVE, H & H, IC, INTERNATIONAL VALVES LTD. (U.K.), KCC, KREBS, LEDEEN, MARS, MCEVOY, METROL, MSG, NAVCO, NORTH STAR, NUFLO, NICKLES INDUSTRIAL, NUTRON, ORBIT, PENN, PETRECO, POW-R-SEAL, QUAD 2000, RETSCO, RING-O, SAF-T-SEAL, SPOOLTREE, STEROM, SUPERIOR, TA, TBV, TECHNO, TEXCENTRIC, TEXSTEAM, THORNHILL CRAVER, TRUSEAL, TUNDRA, TURBINE SPECIALTIES (RECIPROCATING PRODUCTS), TK VALVE, TOM WHEATLEY, TSI, TURBO AIR, TWINSEAL, TXT, UNICEL, VALOR, VANTAGE, VORTOIL, WEMCO, WHEATLEY and others. Cameron has registered trademarks in countries where such registration is deemed important.

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

Employees

As of December 31, 2007, Cameron had approximately 15,400 employees, of which approximately 3,600 were represented by labor unions. Over 1,400 of these employees are covered by contracts expiring in 2008.  Approximately 500 employees at the Company’s plants in Italy are under contracts which expire in mid-2008.  In Brazil and Romania, the Company has approximately 125 and 550 employees, respectively, at its facilities with contracts expiring on various dates in the second half of 2008.

The Company also entered into three new one-year agreements during 2007, which will expire in the second half of 2008, two of which covered approximately 50 employees at our Nigeria facility and one of which covered approximately 80 employees at our City of Industry, California facility.

Executive Officers of the Registrant

Name and Age	Present Principal Position and Other Material Positions Held During Last Five Years
Sheldon R. Erikson (66)
Chief Executive Officer since January 1995. President from January 1995 to December 2006. Chairman of the Board of Directors since May 1996. Chairman of the Board from 1988 to April 1995 and President and Chief Executive Officer from 1987 to April 1995 of The Western Company of North America.

Jack B. Moore (54)
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

Franklin Myers (55)
Senior Vice President and Chief Financial Officer since January 2003. Senior Vice President from July 2001 to January 2003, Senior Vice President and President of the Cooper Energy Services division from August 1998 to July 2001 and Senior Vice President, General Counsel and Secretary from April 1995 to July 1999.

John D. Carne (59)
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

William C. Lemmer (63)
Senior Vice President, General Counsel and Secretary since July 2007. Vice President, General Counsel and Secretary from July 1999 to July 2007. Vice President, General Counsel and Secretary of Oryx Energy Company from 1994 to March 1999.

Joseph H. Mongrain (50)
Vice President, Human Resources since June 2006. Director Human Resources, Schlumberger, Data and Consulting from May 2004 to May 2006 and Director, Human Resources, Schlumberger, North and South America from January 2001 to April 2004.

Lorne E. Phillips (36)
Vice President and Treasurer since December 2006. Treasurer from July 2005 to December 2006. General Manager, Canadian Operations from March 2003 to July 2005, Vice President, Marketing and M & A for Cameron’s Valves & Measurement group from June 2002 to March 2003 and Manager, Business Development from July 1999 to June 2002.

Robert J. Rajeski (62)
Vice President since July 2000. President, Compression Systems since October 2002. President, Cooper Turbocompressor division from July 1999 to October 2002 and President, Cooper Energy Services division from July 2001 to October 2002. Vice President and General Manager of Ingersoll-Dresser Pump Co., Engineered Pump division from 1994 to July 1999.

Charles M. Sledge (42)
Vice President and Corporate Controller since July 2001. Senior Vice President, Finance and Treasurer from 1999 to June 2001, and Vice President, Controller from 1996 to 1999, of Stage Stores, Inc., a chain of family apparel stores.

James E. Wright (54)
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

ITEM 1A. RISK FACTORS

The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 37 to 39 in the 2007 Annual Report to Stockholders is incorporated herein by reference.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the SEC staff at the time of filing of this Form 10-K.

ITEM 2. PROPERTIES

The Company currently operates facilities ranging in size from approximately 670 square feet to approximately 1,350,000 square feet.  In addition to its manufacturing facilities, the Company also owns and leases warehouses, distribution centers, aftermarket and storage facilities, sales and administrative offices. The Company leases its corporate headquarters office space and space for the DPS, V&M and CS division headquarters in Houston, Texas.

The Company manufactures, markets and sells its products and provides services throughout the world, operating facilities in numerous countries. At December 31, 2007, the significant facilities used by Cameron throughout the world for manufacturing, distribution, aftermarket services, machining, storage, warehousing, sales and administration contained an aggregate of approximately 11,505,000 square feet of space, of which approximately 6,844,000 square feet (59%) was owned and 4,661,000 (41%) was leased.  Of this total, approximately 6,189,000 square feet of space (54%) is located in the Western Hemisphere, 3,935,000 square feet of space (34%) is located in the Eastern Hemisphere, 1,023,000 square feet of space (9%) is located in Asia Pacific and the Middle East and 358,000 square feet of space (3%) is located in West Africa. The table below shows the number of significant operating manufacturing, warehouse, distribution and aftermarket facilities and sales and administrative offices by business segment and geographic area. DPS and V&M share space in certain facilities and, thus, are being reported together.

	Western Hemisphere	Eastern Hemisphere	Asia/Pacific and Middle East	West Africa	Total
DPS and V&M	127	34	43	12	216
CS	16	3	2	—	21
Corporate	1	2	—	—	3
	144	39	45	12	240

Taking into consideration the construction that is currently underway for a new surface products manufacturing facility in Romania that is scheduled to begin operations in 2008, Cameron believes its facilities are suitable for their present and intended purposes and are adequate for the Company’s current and anticipated level of operations.

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

The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the CS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinuted operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At December 31, 2007, the Company’s consolidated balance sheet included a noncurrent liability of approximately $7.5 million for environmental matters.

Legal Matters

In 2001, the Company discovered that contaminated underground water from the former manufacturing site in Houston referenced above had migrated under an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners. Concerns over the impact on property values of the underground water contamination and its public disclosure led to a number of claims by homeowners.

The Company has entered into a number of individual settlements and has settled a class action lawsuit. Twenty-one of the individual settlements were made in the form of agreements with homeowners that obligated the Company to reimburse them for any estimated decline in the value of their homes at time of sale due to potential buyers’ concerns over contamination or, in the case of some agreements, to purchase the property after an agreed marketing period. Three of these agreements have had no claims made under them yet. The Company has also settled ten other property claims by homeowners who have sold their properties. In addition, the Company has settled Valice v. Cameron Iron Works, Inc. (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), which was filed and settled as a class action. Pursuant to the settlement, the homeowners who remained part of the class are entitled to receive a cash payment of approximately 3% of the 2006 appraised value of their property or reimbursement of any diminution in value of their property due to contamination concerns at the time of any sale. To date, 60 homeowners have elected the cash payment.

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

The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements, the class action settlement or other actions that have been or may be filed, will not have a material adverse effect on its financial position or results of operations.  The Company’s consolidated balance sheet included a liability of $13.5 million for these matters as of December 31, 2007.

The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At December 31, 2007, the Company’s consolidated balance sheet included a liability of approximately $2.9 million for such cases, including estimated legal costs.  The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Regulatory Contingencies

In January 2007, the Company underwent a Pre-Assessment Survey as part of a Focused Assessment initiated by the Regulatory Audit Division of the U.S. Customs and Border Protection, Department of Homeland Security.  The Pre-Assessment Survey resulted in a finding that the Company had deficiencies in its U.S. Customs compliance processes.  The Company is taking corrective action and will undergo Assessment Compliance Testing in the first half of 2008.  At December 31, 2007, the Company's consolidated balance sheet included a liability of $0.8 million for the estimated additional customs duties which may be due.

In July 2007, the Company was one of a number of companies to receive a letter from the Criminal Division of the U.S. Department of Justice (DOJ) requesting information on their use of a freight forwarder and customs clearance broker.  The DOJ is inquiring into whether certain of the services provided to the Company by the freight forwarder may have involved violations of the U.S. Foreign Corrupt Practices Act (FCPA).  The Company is conducting an internal investigation in response, as discussed below, and is providing the requested information to the DOJ.

The Company engaged special counsel reporting to the Audit Committee of the Board of Directors to conduct an investigation into its dealings with the freight forwarder to determine if any payment made to or by the freight forwarder and customs clearing broker on the Company's behalf constituted a violation of the FCPA.  The investigation is also looking into activities of Company employees and agents with respect to immigration matters and importation permitting.  To date, the special counsel has found that the Company utilized certain services in Nigeria offered by the customs broker that appear to be similar to services that have been under review by the DOJ.  Special counsel is reviewing these and other services and activities to determine whether they were conducted in compliance with all applicable laws and regulations.  Special counsel is also reviewing the extent, if any, of the Company’s knowledge, and its involvement in the performance, of these services and activities and whether the Company fulfilled its obligations under the FCPA.

In addition, the U.S. Securities and Exchange Commission (SEC) is conducting an informal inquiry into the same matters currently under review by the DOJ.  As part of this inquiry the SEC has requested that the Company provide to them the information and documents that have been requested by and are being provided to the DOJ.  The Company is cooperating fully with the SEC, as it is doing with the DOJ, and is providing the requested materials.  At this stage of the internal investigation, the Company cannot predict the ultimate outcome of either the internal investigation or the government inquiries.  The Company has also undertaken an enhanced compliance training effort for its personnel, including foreign operations personnel dealing with customs clearance regulations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders of the Company was held in Houston, Texas on December 7, 2007 for the purpose of approving an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 400,000,000.  Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation.  Results of the stockholder voting were as follows:
	For	Against	Abstaining /Withheld

Increase the number of authorized shares of common stock to 400,000,000	87,080,658	10,987,871	124,077

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Cameron International Corporation, par value $.01 per share (together with the associated Rights to Purchase Series B Junior Participating Preferred Stock), is traded on the New York Stock Exchange (“NYSE”) under the symbol CAM. No dividends were paid during 2007 or 2006.

The trading activity during 2007 and 2006 was as follows (revised to reflect the 2-for-1 stock split effective December 28, 2007):
	Price Range ($)
	High	Low	Last
2007
First Quarter	$32.01	$24.30	$31.40
Second Quarter	37.21	31.29	35.74
Third Quarter	47.95	35.03	46.15
Fourth Quarter	53.83	42.76	48.13

	Price Range ($)
	High	Low	Last
2006
First Quarter	$25.30	$19.04	$22.04
Second Quarter	28.04	21.05	23.89
Third Quarter	26.03	21.39	24.16
Fourth Quarter	28.90	22.30	26.52

As of February 8, 2008, the approximate number of stockholders of record of Cameron common stock was 1,105.

Information concerning securities authorized for issuance under stock-based compensation plans is included in Note 8 of the Notes to Consolidated Financial Statements, which notes are incorporated herein by reference in Part II, Item 8 hereof.

In February 2006, the Company’s Board of Directors changed the number of shares of the Company’s common stock authorized for repurchase from the 5,000,000 shares authorized in August, 2004 to 10,000,000 shares in order to reflect the 2-for-1 stock split effective December 15, 2005.  This authorization was subsequently increased to 20,000,000 in connection with the 2-for-1 stock split effective December 28, 2007 and eventually to 30,000,000 by a resolution adopted by the Board of Directors on February 21, 2008.  Additionally, on May 22, 2006, the Company’s Board of Directors approved repurchasing shares of the Company’s common stock with the proceeds remaining from the Company’s 2.5% Convertible Debenture offering, after taking into account a planned repayment of $200,000,000 principal amount of the Company’s outstanding 2.65% Senior Notes due 2007.  This authorization is in addition to the 20,000,000 shares described above.

Purchases pursuant to the 30,000,000-share Board authorization may be made by way of open market purchases, directly or indirectly, for the Company’s own account or through commercial banks or financial institutions and by the use of derivatives such as a sale or put on the Company’s common stock or by forward or economically equivalent transactions. Shares of common stock purchased and placed in treasury during the three months ended December 31, 2007 under the Board’s two authorization programs described above are as follows (revised to reflect the 2-for-1 stock split effective December 28, 2007):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of all repurchase programs (a)	Maximum number of shares that may yet be purchased under all repurchase programs (b)
10/1/07 - 10/31/07	—	$ —	17,328,627	5,217,917
11/1/07 - 11/30/07	—	$ —	17,328,627	5,309,742
12/1/07 - 12/31/07	1,250,000	$ 47.48	18,578,627	3,991,604
Total	1,250,000	$ 47.48	18,578,627	3,991,604

(a)   All share purchases during the three months ended December 31, 2007 were done through open market transactions.

(b)  The information presented is based on programs approved by the Board of Directors as of December 31, 2007.  At December 31, 2007, 2,096,516 shares are yet to be purchased under the $250,000,000 Board authorization, based on the closing price of the Company’s common stock at that date of $48.13 per share.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth under the caption “Selected Consolidated Historical Financial Data of Cameron International Corporation” on page 73 in the 2007 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition of Cameron International Corporation” on pages 25 to 41 in the 2007 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information for this item is set forth in the section entitled “Market Risk Information” on pages 40 to 41 in the 2007 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and the independent registered public accounting firm’s reports set forth on pages 42 to 72 in the 2007 Annual Report to Stockholders are incorporated herein by reference:

Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

Consolidated Results of Operations for each of the three years in the period ended December 31, 2007.

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Cash Flows for each of the three years in the period ended December 31, 2007.

Consolidated Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2007.

Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) The Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2007.  In conducting management’s evaluation as described above, DES Operations Limited, Prime Measurement Products, Paradigm Services, LP, and Filtra-Systems Company, all acquired during 2007, were excluded. These operations, which are included in the 2007 consolidated financial statements of the Company, constituted less than 5% of the Company’s consolidated revenues, income before income taxes and total assets as of and for the year ended December 31, 2007. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting - The report of management of the Company regarding internal control over financial reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K under the caption “Management’s Report on Internal Control over Financial Reporting” and incorporated herein by reference.

(c) Attestation Report of Independent Registered Public Accounting Firm - The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.

(d) Changes in Internal Control over Financial Reporting – There were no changes made in the Company’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Section 16(a) compliance, the Audit Committee, the Company’s Code of Business Ethics and Ethics for Directors, shareholder nominating procedures and background of the directors appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance and Board of Directors Matters”, and “Security Ownership of Management” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information concerning "Executive Compensation" required by Item 11 shall be included in the Proxy Statement to be filed relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" required by Item 12 shall be included in our Proxy Statement to be filed relating to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning the Company's "Policy on Related Person Transactions" and "Director Independence" required by Item 13 shall be included in our Proxy Statement to be filed relating to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning "Principal Accounting Firm Fees" required by Item 14 shall be included in the Proxy Statement to be filed relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

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

We have audited the consolidated financial statements of Cameron International Corporation (the Company) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated February 27, 2008 (incorporated by reference in this Form 10-K). Our audits also included the financial statement schedule included in Item 15(a)(2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Houston, Texas
February 27, 2008

Schedule II - Valuation and Qualifying Accounts
(dollars in thousands)
		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (a)	Translation	Balance at end of period
YEAR ENDED DECEMBER 31, 2007:
Allowance for doubtful accounts	$7,303	$3,180	$(1,562)	$(889)	$212	$8,244
Allowance for obsolete and excess inventory	$44,223	$13,361	$3,512	$(13,396)	$2,355	$50,055
YEAR ENDED DECEMBER 31, 2006:
Allowance for doubtful accounts	$9,775	$2,082	$(149)	$(3,495)	$(910)	$7,303
Allowance for obsolete and excess inventory	$48,305	$10,760	$858	$(17,879)	$2 ,179	$44,223
YEAR ENDED DECEMBER 31, 2005:
Allowance for doubtful accounts	$4,513	$1,583	$4,556	$(874)	$(3)	$9,775
Allowance for obsolete and excess inventory	$47,778	$21,971	$7 ,755	$(28,084)	$(1,115)	$48,305
___________

(a)  Write-offs of uncollectible receivables, deductions for collections of previously reserved receivables and write-offs of obsolete inventory.

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

3.4
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cameron International Corporation, dated December 11, 2007, filed as Exhibit 3.1 to the Current Report on Form 8-K filed December 10, 2007, and incorporated herein by reference.

3.5	Second Amended and Restated Bylaws of the Company, filed as Exhibit 3.3 to the Annual Report on Form 10-K for 2002 of the Company, and incorporated herein by reference.

3.6*	First Amendment to Second Amended and Restated Bylaws of the Company, effective February 21, 2008.

3.7
Certificate of Elimination with Respect to Series A Junior Participating Preferred Stock, filed as Exhibit 3.1 to the Current Report on Form 8-K filed December 18, 2007, and incorporated herein by reference.

4.1
Form of Rights Agreement, dated as of October 1, 2007, between Cameron International Corporation and Computershare Trust Company, N.A., as Rights Agent, filed as Exhibit 4.1 to the Company’s Form 8-A filed on October 3, 2007, and incorporated herein by reference.

4.2	Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 4, 1998 (Registration Statement No. 333-51705), and incorporated herein by reference.

10.1	The Company's Broad Based 2000 Incentive Plan, filed as Exhibit 4.6 to the Registration Statement on Form S-8 of the Company (Commission File No. 333-46638), and incorporated herein by reference.

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

10.20*	Form of Change of Control Agreement, effective August 13, 2007, by and between the Company and William C. Lemmer.

10.21*	Form of Change of Control Agreements, effective December 19, 2007, by and between the Company and Scott Amann, John D. Carne, Jack B. Moore, Charles M. Sledge, and Robert J. Rajeski.

10.22
Form of Change in Control Agreement, effective October 10, 2002, by and between the Company and Charles M. Sledge, filed as Exhibit 10.23 to the Annual Report on Form 10-K for 2002 of the Company, and incorporated herein by reference.

10.23
Amended and Restated Management Incentive Compensation Plan of the Company, incorporated herein by reference to the Company 2005 Proxy Statement for the Annual Meeting of Stockholders held on May 5, 2005.

10.24	Change in Control Policy of the Company, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of the Company, and incorporated herein by reference.

10.25
Form of Executive Severance Program of the Company, effective July 1, 2000, and reissued January 1, 2004, filed as Exhibit 10.29 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.26
Credit Agreement, dated as of October 12, 2005, among the Company and certain of its subsidiaries and the banks named therein and JPMorgan Chase Bank, N.A., as agent, filed as Exhibit 10.1 to the Current Report on Form 8-K dated October 12, 2005, of the Company, and incorporated herein by reference.

10.27
Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57991), incorporated herein by reference.

10.28
First through Eighth Amendments to the Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, filed as Exhibit 10.36 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.29
Ninth Amendment to the Individual Account Retirement Plan for Bargaining Unit Employees at the Cameron International Corporation Buffalo, New York Plant, filed as Exhibit 10.33 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.30
Form of Indemnification Agreement, effective February 20, 2003, by and between the Company and Nathan M. Avery, C. Baker Cunningham, Sheldon R. Erikson, Michael E. Patrick, David Ross and Bruce W. Wilkinson, filed as Exhibit 10.32 to the Annual Report on Form 10-K/A for 2002 of the Company, and incorporated herein by reference.

10.31
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

10.32
Form of Stock Option Agreement for grants dated November 22, 2004, under the Company's Long-Term Incentive Plan, filed as an exhibit to a Form 8-K filed on January 18, 2005, and incorporated herein by reference.

10.33
Form of Restricted Stock Agreement for Restricted Stock Units granted on January 1, 2005, filed as Exhibit 10.50 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.34
Form of Restricted Stock Agreement for Restricted Stock Units granted on January 1, 2006, filed as Exhibit 10.39 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.35
Form of Stock Option Agreement for grants dated November 22, 2004, under the Company's Long-Term Incentive Plan, filed as an exhibit to a Form 8-K filed on January 18, 2005, and incorporated herein by reference.

10.36	The Company's Deferred Compensation Plan for Non-Employee Directors, filed as Exhibit 10.41 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.37
The Company's Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2003.

10.38
Sixth Amendment to the Company's Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Company's Proxy Statement for the annual meeting of Stockholders held on May 8, 2003.

10.39	Seventh Amendment to the Company's Long-Term Incentive Plan, filed as Exhibit 10.44 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.40	The Company's Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

10.41
First Amendment to the Company's Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.43 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.42	Form of Stock Option Agreement for stock options granted on November 10, 2005, filed as Exhibit 10.47 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.43	Third Amendment to the Company's 2005 Equity Incentive Plan, filed as Exhibit "A" of the Cameron International Corporation 2006 Proxy Statement.

10.44	Fourth Amendment to the Company's 2005 Equity Incentive Plan filed as Exhibit 10.49 to the Annual Report on Form 10-K for 2006 of the Company, and incorporated herein by reference.

10.45
Change of Control Agreement, dated August 10, 2006, by and between Joseph H. Mongrain and Cameron International Corporation filed as Exhibit 10.50 to the Annual Report on Form 10-K for 2006 of the Company, and incorporated herein by reference.

13.1*	Portions of the 2007 Annual Report to Stockholders are included as an exhibit to this report.

14.1	Code of Business Conduct and Ethics for Directors incorporated by reference to the Company's Proxy Statement for the annual meeting of Stockholders held on May 8, 2003.

14.2	Code of Ethics for Management Personnel, filed as Exhibit 14.2 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

14.3	Standards of Conduct, filed as Exhibit 14.3 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

21.1*	Subsidiaries of registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification.

31.2*	Certification.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
*   Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities   Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CAMERON INTERNATIONAL CORPORATION
Registrant

By:	/s/ Charles M. Sledge
(Charles M. Sledge)
Vice President and Corporate Controller
(Principal Accounting Officer)

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 28th day of February, 2008, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Nathan M. Avery
(Nathan M. Avery)	Director

/s/ C. Baker Cunningham
(C. Baker Cunningham)	Director

/s/ Sheldon R. Erikson	Chairman and Chief Executive Officer
(Sheldon R. Erikson)	(principal executive officer)

/s/ Peter J. Fluor
(Peter J. Fluor)	Director

/s/ Jack B. Moore
(Jack B. Moore)	President and Chief Operating Officer

/s/ Michael E. Patrick
(Michael E. Patrick)	Director

/s/ David Ross III
(David Ross III)	Director

/s/ Bruce W. Wilkinson
(Bruce W. Wilkinson)	Director

/s/ Franklin Myers	Senior Vice President and Chief Financial Officer
(Franklin Myers)	( principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page Number

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

3.4
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cameron International Corporation, dated December 11, 2007, filed as Exhibit 3.1 to the Current Report on Form 8-K filed December 10, 2007, and incorporated herein by reference.

3.5	Second Amended and Restated Bylaws of the Company, filed as Exhibit 3.3 to the Annual Report on Form 10-K for 2002 of the Company, and incorporated herein by reference.

3.6*	First Amendment to Second Amended and Restated Bylaws of the Company, effective February 21, 2008.

3.7
Certificate of Elimination with Respect to Series A Junior Participating Preferred Stock, filed as Exhibit 3.1 to the Current Report on Form 8-K filed December 18, 2007, and incorporated herein by reference.

4.1
Form of Rights Agreement, dated as of October 1, 2007, between Cameron International Corporation and Computershare Trust Company, N.A., as Rights Agent, filed as Exhibit 4.1 to the Company’s Form 8-A filed on October 3, 2007, and incorporated herein by reference.

4.2	Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 4, 1998 (Registration Statement No. 333-51705), and incorporated herein by reference.

10.1	The Company's Broad Based 2000 Incentive Plan, filed as Exhibit 4.6 to the Registration Statement on Form S-8 of the Company (Commission File No. 333-46638), and incorporated herein by reference.

Exhibit Number	Description	Sequential Page Number

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

10.12	The Company's 2005 Equity Incentive Plan, incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 5, 2005.

Exhibit Number	Description	Sequential Page Number

10.13	First Amendment to the Company's 2005 Equity Incentive Plan, filed as Exhibit 10.13 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

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

10.20*	Form of Change of Control Agreement, effective August 13, 2007, by and between the Company and William C. Lemmer.

10.21*	Form of Change of Control Agreements, effective December 19, 2007, by and between the Company and Scott Amann, John D. Carne, Jack B. Moore, Charles M. Sledge, and Robert J. Rajeski.

10.22
Form of Change in Control Agreement, effective October 10, 2002, by and between the Company and Charles M. Sledge, filed as Exhibit 10.23 to the Annual Report on Form 10-K for 2002 of the Company, and incorporated herein by reference.

10.23
Amended and Restated Management Incentive Compensation Plan of the Company, incorporated herein by reference to the Company 2005 Proxy Statement for the Annual Meeting of Stockholders held on May 5, 2005.

10.24	Change in Control Policy of the Company, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of the Company, and incorporated herein by reference.

Exhibit Number	Description	Sequential Page Number

10.25
Form of Executive Severance Program of the Company, effective July 1, 2000, and reissued January 1, 2004, filed as Exhibit 10.29 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.26
Credit Agreement, dated as of October 12, 2005, among the Company and certain of its subsidiaries and the banks named therein and JPMorgan Chase Bank, N.A., as agent, filed as Exhibit 10.1 to the Current Report on Form 8-K dated October 12, 2005, of the Company, and incorporated herein by reference.

10.27
Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57991), incorporated herein by reference.

10.28
First through Eighth Amendments to the Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, filed as Exhibit 10.36 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.29
Ninth Amendment to the Individual Account Retirement Plan for Bargaining Unit Employees at the Cameron International Corporation Buffalo, New York Plant, filed as Exhibit 10.33 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.30
Form of Indemnification Agreement, effective February 20, 2003, by and between the Company and Nathan M. Avery, C. Baker Cunningham, Sheldon R. Erikson, Michael E. Patrick, David Ross and Bruce W. Wilkinson, filed as Exhibit 10.32 to the Annual Report on Form 10-K/A for 2002 of the Company, and incorporated herein by reference.

10.31
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

10.32
Form of Stock Option Agreement for grants dated November 22, 2004, under the Company's Long-Term Incentive Plan, filed as an exhibit to a Form 8-K filed on January 18, 2005, and incorporated herein by reference.

10.33
Form of Restricted Stock Agreement for Restricted Stock Units granted on January 1, 2005, filed as Exhibit 10.50 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.34
Form of Restricted Stock Agreement for Restricted Stock Units granted on January 1, 2006, filed as Exhibit 10.39 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

Exhibit Number	Description	Sequential Page Number

10.35
Form of Stock Option Agreement for grants dated November 22, 2004, under the Company's Long-Term Incentive Plan, filed as an exhibit to a Form 8-K filed on January 18, 2005, and incorporated herein by reference.

10.36	The Company's Deferred Compensation Plan for Non-Employee Directors, filed as Exhibit 10.41 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.37
The Company's Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2003.

10.38
Sixth Amendment to the Company's Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Company's Proxy Statement for the annual meeting of Stockholders held on May 8, 2003.

10.39	Seventh Amendment to the Company's Long-Term Incentive Plan, filed as Exhibit 10.44 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.40	The Company's Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

10.41
First Amendment to the Company's Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.43 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.42	Form of Stock Option Agreement for stock options granted on November 10, 2005, filed as Exhibit 10.47 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.43	Third Amendment to the Company's 2005 Equity Incentive Plan, filed as Exhibit "A" of the Cameron International Corporation 2006 Proxy Statement.

10.44	Fourth Amendment to the Company's 2005 Equity Incentive Plan filed as Exhibit 10.49 to the Annual Report on Form 10-K for 2006 of the Company, and incorporated herein by reference.

10.45
Change of Control Agreement, dated August 10, 2006, by and between Joseph H. Mongrain and Cameron International Corporation filed as Exhibit 10.50 to the Annual Report on Form 10-K for 2006 of the Company, and incorporated herein by reference.

Exhibit Number	Description	Sequential Page Number

13.1*	Portions of the 2007 Annual Report to Stockholders are included as an exhibit to this report.

14.1	Code of Business Conduct and Ethics for Directors incorporated by reference to the Company's Proxy Statement for the annual meeting of Stockholders held on May 8, 2003.

14.2	Code of Ethics for Management Personnel, filed as Exhibit 14.2 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

14.3	Standards of Conduct, filed as Exhibit 14.3 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

21.1*	Subsidiaries of registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification.

31.2*	Certification.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________
*   Filed herewith