Form 10-Q
period 2008-03-31
CAMERON INTERNATIONAL CORP
filed 2008-05-05
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Yes ☒                No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                No ☒

Number of shares outstanding of issuer’s common stock as of April 23, 2008 was 216,664,052.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAMERON INTERNATIONAL CORPORATION

CONSOLIDATED CONDENSED RESULTS OF OPERATIONS

(dollars and shares in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
	(unaudited)
REVENUES	$1,339,254	$997,050
COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization shown separately below)	965,359	693,916
Selling and administrative expenses	157,346	126,103
Depreciation and amortization	31,906	25,851
Interest income	(6,143)	(10,984)
Interest expense	4,989	6,774
Total costs and expenses	1,153,457	841,660
Income before income taxes	185,797	155,390
Income tax provision	(59,455)	(54,386)
Net income	$126,342	$101,004
Earnings per common share(1):
Basic	$0.58	$0.45
Diluted	$0.55	$0.44
Shares used in computing earnings per common share(1):
Basic	216,746	222,022
Diluted	230,466	230,286

(1) Prior year earnings per common share and shares used in computing earnings per common share amounts have been revised to reflect the 2-for-1 stock split effective December 28, 2007.

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(dollars in thousands, except shares and per share data)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash and cash equivalents	$744,362	$739,916
Receivables, net	868,955	797,471
Inventories, net	1,485,911	1,413,403
Other	156,056	121,141
Total current assets	3,255,284	3,071,931
Plant and equipment, net	862,593	821,104
Goodwill	686,841	647,819
Other assets	196,823	189,965
TOTAL ASSETS	$5,001,541	$4,730,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving Credit Facility and short-term debt	$178,488	$8,766
Accounts payable and accrued liabilities	1,653,233	1,677,054
Accrued income taxes	42,540	7,056
Total current liabilities	1,874,261	1,692,876
Long-term debt	745,028	745,128
Postretirement benefits other than pensions	15,843	15,766
Deferred income taxes	74,217	68,646
Other long-term liabilities	109,915	113,439
Total liabilities	2,819,264	2,635,855
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock, par value $.01 per share, 400,000,000 shares authorized, 232,341,726 shares issued at March 31, 2008 and December 31, 2007	2,324	2,324
Capital in excess of par value	1,158,070	1,160,814
Retained earnings	1,383,164	1,256,822
Accumulated other elements of comprehensive income	143,473	101,004
Less: Treasury stock, 15,765,733 shares at March 31, 2008 (14,332,927 shares at December 31, 2007)	(504,754)	(426,000)
Total stockholders’ equity	2,182,277	2,094,964
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,001,541	$4,730,819

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net income	$126,342	$101,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,263	19,349
Amortization	8,643	6,502
Non-cash stock compensation expense	9,996	6,538
Tax benefit of employee stock compensation plan transactions and deferred income taxes	(797)	19,686
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	(61,197)	10,837
Inventories	(43,013)	(147,130)
Accounts payable and accrued liabilities	(30,652)	32,667
Other assets and liabilities, net	11,794	(12,672)
Net cash provided by operating activities	44,379	36,781
Cash flows from investing activities:
Capital expenditures	(45,141)	(52,958)
Acquisitions, net of cash acquired	(57,512)	(43,944)
Proceeds from sale of plant and equipment	293	1,670
Net cash used for investing activities	(102,360)	(95,232)
Cash flows from financing activities:
Loan borrowings, net	170,536	8,007
Purchase of treasury stock	(120,420)	(150,871)
Net proceeds from stock compensation plan transactions	927	9,226
Excess tax benefits from stock compensation plan transactions	6,859	5,033
Principal payments on capital leases	(1,727)	(998)
Net cash provided by (used for) financing activities	56,175	(129,603)
Effect of translation on cash	6,252	3,445
Increase (decrease) in cash and cash equivalents	4,446	(184,609)
Cash and cash equivalents, beginning of period	739,916	1,033,537
Cash and cash equivalents, end of period	$744,362	$848,928

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Unaudited

Note 1: Basis of Presentation

The accompanying Unaudited Consolidated Condensed Financial Statements of Cameron International Corporation (the Company) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial information for the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto filed by the Company on Form 10-K for the year ended December 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, estimated losses on accounts receivable, estimated realizable value on excess or obsolete inventory, contingencies, including tax contingencies, estimated liabilities for litigation exposures and liquidated damages, estimated warranty costs, estimates related to pension accounting, estimates related to contracts accounted for under Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, estimated proceeds from assets held for sale and estimates related to deferred tax assets and liabilities, including valuation allowances on deferred tax assets. Actual results could differ materially from these estimates.

Note 2: Acquisitions

On February 5, 2008, the Company acquired the assets of Baker Hughes International Oil Tools Division’s Surface Safety Systems (SSS) business at a cash cost of approximately $31,000,000.  The acquisition of SSS enhances the Company’s flow control product offerings within the Drilling & Production Systems (DPS) segment by providing hydraulic and pneumatic actuators for surface wellhead applications, wire cutting actuators, quick disconnect features, and arctic and high temperature service products to new regions and a new customer base.

On February 19, 2008, the Company acquired the stock of SBS Oilfield Equipment GmbH (SBS), an artificial lift systems manufacturer in Austria, at a cash cost of approximately $10,846,000. SBS designs, builds and installs in-well rod lift pumping and progressive cavity pumping systems and associated services.  These systems include sucker rods, pony rods, rod guides, pumps and anchors associated with artificial lift in producing wells.  Management believes SBS will enhance the DPS segment’s existing artificial lift businesses and will broaden the scope of products and services currently offered to also include progressive cavity pump systems.

Additionally, on March 26, 2008, the Company acquired the stock of Jiskoot Holdings Limited (Jiskoot), a UK-based company that engineers and manufactures hardware packages for crude oil sampling, blending and other related applications, for a cash cost of approximately $15,666,000.  The acquisition of Jiskoot strengthens the Valves and Measurement (V&M) segment’s ability to deliver solutions to the full spectrum of the oil and gas industry, including exploration, production, processing, transportation and distribution.

All acquisitions were included in the Company’s consolidated condensed financial statements for the period subsequent to each acquisition. Preliminary goodwill recorded as a result of these acquisitions totaled approximately $47,517,000 at March 31, 2008, nearly 60% of which will be deductible for income tax purposes. The Company is still awaiting significant information relating to the fair value of the assets and liabilities of the acquired businesses in order to finalize the purchase price allocations.

Note 3: Receivables

Receivables consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Trade receivables	$818,348	$747,006
Other receivables	62,156	58,709
Allowances for doubtful accounts	(11,549)	(8,244)
Total receivables	$868,955	$797,471

Note 4: Inventories

Inventories consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$123,059	$121,071
Work-in-process	490,547	454,309
Finished goods, including parts and subassemblies	999,684	947,254
Other	9,083	8,528
	1,622,373	1,531,162
Excess of current standard costs over LIFO costs	(83,966)	(67,704)
Allowances	(52,496)	(50,055)
Total inventories	$1,485,911	$1,413,403

Note 5: Plant and Equipment and Goodwill

Plant and equipment consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Plant and equipment, at cost	$1,703,990	$1,626,636
Accumulated depreciation	(841,397)	(805,532)
Total plant and equipment	$862,593	$821,104

Changes in goodwill during the three months ended March 31, 2008 were as follows (in thousands):

Balance at December 31, 2007	$647,819
Acquisitions	47,517
Adjustment to goodwill based primarily on a final purchase price allocation for DES Operations Limited	(13,607)
Translation and other	5,112
Balance at March 31, 2008	$686,841

Note 6: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Trade accounts payable and accruals	$500,733	$517,692
Salaries, wages and related fringe benefits	111,810	155,048
Advances from customers	792,568	756,441
Sales-related costs and provisions	78,038	87,253
Payroll and other taxes	36,734	35,904
Product warranty	29,827	29,415
Other	103,523	95,301
Total accounts payable and accrued liabilities	$1,653,233	$1,677,054

Activity during the three months ended March 31, 2008 associated with the Company’s product warranty accruals was as follows (in thousands):

Balance December 31, 2007	Net warranty provisions	Charges against accrual	Translation and other	Balance March 31, 2008
$29,415	$6,442	$(6,696)	$666	$29,827

Note 7: Debt

The Company’s debt obligations were as follows (in thousands):

	March 31, 2008	December 31, 2007
Short-term borrowings under Revolving Credit Facility	$171,832	$—
Convertible debentures	738,000	738,000
Other debt	1,454	3,671
Obligations under capital leases	12,230	12,223
	923,516	753,894
Current maturities	(178,488)	(8,766)
Long-term portion	$745,028	$745,128

During the first quarter of 2008, the Company borrowed 86,500,000 Pounds Sterling under its $350,000,000 multicurrency revolving credit facility at an interest rate of 5.97%. The borrowings, which were outstanding as of March 31, 2008, matured on April 14, 2008 and were replaced with a new borrowing under the Company’s new revolving credit facility (see Note 14 of the Notes to Consolidated Condensed Financial Statements) of 66,500,000 Pounds Sterling maturing on May 14, 2008 at an interest rate of 5.84%.

Note 8: Employee Benefit Plans

Total net benefit plan (income) expense associated with the Company’s defined benefit pension plans consisted of the following (in thousands):

	Three Months Ended March 31,
	2008	2007
Service cost	$1,607	$2,891
Interest cost	4,466	7,545
Expected return on plan assets	(5,944)	(10,312)
Amortization of prior service cost	(96)	(172)
Amortization of losses and other	2,500	3,668
Total net benefit plan expense	$2,533	$3,620

Total net benefit plan (income) expense associated with the Company’s postretirement benefit plans consisted of the following (in thousands):

	Three Months Ended March 31,
	2008	2007
Service cost	$1	$1
Interest cost	269	303
Amortization of prior service cost	(96)	(96)
Amortization of gains and other	(371)	(270)
Total net benefit plan income	$(197)	$(62)

On April 8, 2008, the Company received a favorable determination letter from the Internal Revenue Service (IRS) on the qualified status of the Cameron International Corporation Retirement Plan (Retirement Plan) and, on this same date, received notice from the IRS that the Company’s intention to terminate the Retirement Plan will not adversely affect its qualification for federal tax purposes.

Note 9: Business Segments

The Company’s operations are organized into three separate business segments – DPS, V&M and Compression Systems (CS). Summary financial data by segment is as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Revenues:
DPS	$864,819	$613,723
V&M	344,501	295,844
CS	129,934	87,483
	$1,339,254	$997,050
Income (loss) before income taxes:
DPS	$129,024	$103,408
V&M	66,214	61,772
CS	18,688	7,282
Corporate & other	(28,129)	(17,072)
	$185,797	$155,390

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

Note 10: Earnings Per Share

The calculation of basic and diluted earnings per share for each period presented was as follows – dollars and shares in thousands, except per share amounts (prior year amounts have been revised to reflect the 2-for-1 stock split effective December 28, 2007):

	Three Months Ended March 31,
	2008	2007
Net income	$126,342	$101,004

Average shares outstanding (basic)	216,746	222,022
Common stock equivalents	2,861	2,990
Incremental shares from assumed conversion of convertible debentures	10,859	5,274
Diluted shares	230,466	230,286

Basic earnings per share	$0.58	$0.45
Diluted earnings per share	$0.55	$0.44

The Company’s 1.5% Convertible Debentures have been included in the calculation of diluted earnings per share for the three months ended March 31, 2008 and 2007, since the average market price of the Company’s common stock exceeded the conversion value of the debentures during both periods.  The Company’s 2.5% Convertible Debentures have been included in the calculation of diluted earnings per share for the three months ended March 31, 2008 for the same reason.  The 2.5% Convertible Debentures have not been included in the calculation of diluted earnings per share for the three months ended March 31, 2007 as the conversion price of the debentures was in excess of the average market price of the Company’s common stock during the period.  During the three months ended March 31, 2008, the Company acquired 2,164,875 treasury shares at an average cost of $46.61 per share. A total of 732,069 treasury shares were issued during the three-month period ended March 31, 2008, in satisfaction of stock option exercises and vesting of restricted stock units.

Note 11: Comprehensive Income

The amounts of comprehensive income for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income per Consolidated Condensed Results of Operations	$126,342	$101,004
Foreign currency translation gain(1)	41,886	9,110
Amortization of net prior service credits related to the Company’s pension and postretirement benefit plans, net of tax	(118)	(165)
Amortization of net actuarial losses related to the Company’s pension and postretirement benefit plans, net of tax	1,315	2,098
Change in fair value of derivatives accounted for as cash flow hedges, net of tax	(614)	(109)
Comprehensive income	$168,811	$111,938

(1)          The “Foreign currency translation gain” relates primarily to the Company’s operations in the United Kingdom, Canada, Norway, Luxembourg, Germany, Ireland, France and Italy.

The components of accumulated other elements of comprehensive income at March 31, 2008 and December 31, 2007 were as follows (in thousands):

	March 31, 2008	December 31, 2007
Accumulated foreign currency translation gain	$206,191	$164,305
Prior service credits, net, related to the Company’s pension and postretirement benefit plans	1,263	1,381
Actuarial losses, net, related to the Company’s pension and postretirement benefit plans	(68,494)	(69,809)
Change in fair value of derivatives accounted for as cash flow hedges, net of tax	4,513	5,127
Accumulated other elements of comprehensive income	$143,473	$101,004

Note 12: Contingencies

The Company is subject to a number of contingencies, including environmental matters, litigation and tax contingencies.

Environmental Matters

The Company’s worldwide operations are subject to regulations with regard to air, soil and water quality as well as other environmental matters. The Company, through its environmental management system and active third-party audit program, believes it is in substantial compliance with these regulations. The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the CS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At March 31, 2008, the Company’s consolidated balance sheet included a noncurrent liability of approximately $7,316,000 for environmental matters.

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

The Company has entered into a number of individual settlements and has settled a class action lawsuit. The individual settlements were made in the form of agreements with homeowners that obligated the Company to reimburse them for any estimated decline in the value of their homes at time of sale due to potential buyers’ concerns over contamination or, in the case of some agreements, to purchase the property after an agreed marketing period. All but three of these agreements have been closed out.  In addition, the Company has settled Valice v. Cameron Iron Works, Inc. (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), which was filed and settled as a class action. Pursuant to the settlement, the 258 homeowners in the class are entitled to receive a cash payment of approximately 3% of the 2006 appraised value of their property or reimbursement of any diminution in value of their property due to contamination concerns at the time of any sale. To date, 64 homeowners have elected the cash payment and 21 opted out of the class settlement.

There are two suits currently pending and one threatened regarding this matter filed by homeowners who opted out of the class settlement. Moldovan v. Cameron Iron Works, Inc. (165th Jud. Dist. Ct., Harris County, filed October 23, 2006), was filed by six such homeowners. The other suit was filed by individual homeowners, Tuma v. Cameron Iron Works, Inc. (334th Judicial District Court of Harris County, Texas, filed on November 27, 2006).  A suit has been threatened by a group of nine homeowners but has not yet been filed.  The complaints in these actions make or threaten to make the claim that the contaminated underground water has reduced property values and seek recovery of alleged actual and exemplary damages for the loss of property value.

While one suit related to this matter involving health risks has been filed, the Company is of the opinion that there is no health risk to area residents and that the suit is without merit.

The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements, the class action settlement or other actions that have been or may be filed, will not have a material adverse effect on its financial position or results of operations. The Company’s consolidated balance sheet included a liability of $13,367,000 for these matters as of March 31, 2008.

The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At March 31, 2008, the Company’s consolidated balance sheet included a liability of approximately $2,503,000 for such cases, including estimated legal costs. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Regulatory Contingencies

In January 2007, the Company underwent a Pre-Assessment Survey as part of a Focused Assessment initiated by the Regulatory Audit Division of the U.S. Customs and Border Protection, Department of Homeland Security. The Pre-Assessment Survey resulted in a finding that the Company had deficiencies in its U.S. Customs compliance processes. The Company is taking corrective action and will undergo Assessment Compliance Testing in the second half of 2008. At March 31, 2008, the Company’s consolidated balance sheet included a liability of $750,000 for the estimated additional customs duties which may be due.

In July 2007, the Company was one of a number of companies to receive a letter from the Criminal Division of the U.S. Department of Justice (DOJ) requesting information on its use of a customs clearance broker. The DOJ is inquiring into whether certain of the services provided to the Company by the customs clearance broker may have involved violations of the U.S. Foreign Corrupt Practices Act (FCPA). The Company is conducting an internal investigation in response, as discussed below, and is providing the requested information to the DOJ.

The Company engaged special counsel reporting to the Audit Committee of the Board of Directors to conduct an investigation into its dealings with the customs clearance broker in Nigeria and Angola to determine if any payment made to or by the customs clearance broker on the Company’s behalf constituted a violation of the FCPA. The investigation is also looking into activities of Company employees and agents with respect to immigration matters and importation permitting in Nigeria. To date, the special counsel has found that the Company utilized certain services in Nigeria offered by the customs clearance broker that appear to be similar to services that have been under review by the DOJ. Similar issues do not appear to be present in Angola.  Special counsel is reviewing these and other services and activities to determine whether they were conducted in compliance with all applicable laws and regulations. Special counsel is also reviewing the extent, if any, of the Company’s knowledge and involvement in the performance of these services and activities, and whether the Company fulfilled its obligations under the FCPA.

In addition, the U.S. Securities and Exchange Commission (SEC) is conducting an informal inquiry into the same matters currently under review by the DOJ. As part of this inquiry the SEC has requested that the Company provide to them the information and documents that have been requested by and are being provided to the DOJ. The Company is cooperating fully with the SEC, as it is doing with the DOJ, and is providing the requested materials. Both agencies have requested an extension of the statute of limitations with respect to matters under review until January 2009.  At this stage of the internal investigation, the Company cannot predict the ultimate outcome of either the internal investigation or the government inquiries. The Company has also undertaken an enhanced compliance training effort for its personnel, including foreign operations personnel dealing with customs clearance regulations.

Tax Contingencies

The Company has legal entities in over 35 countries. As a result, the Company is subject to various tax filing requirements in these countries. The Company prepares its tax filings in a manner which it believes is consistent with such filing requirements. However, some of the tax laws and regulations which the Company is subject to are subject to interpretation and/or judgment. Although the Company believes that the tax liabilities for periods ending on or before the balance sheet date have been adequately provided for in the financial statements, to the extent that a taxing authority believes that the Company has not prepared its tax filings in accordance with the authority’s interpretation of the tax laws/regulations, the Company could be exposed to additional taxes. There were no material changes in the Company’s liabilities for unrecognized tax benefits during the three months ended March 31, 2008.

Note 13: Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The Company will provide the level of required disclosures regarding its use of derivative instruments upon adoption of this new standard, effective January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R) and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment 51 of ARB No. 51 (SFAS 160). These two standards must be adopted in conjunction with each other on a prospective basis. The most significant changes to business combination accounting pursuant to SFAS 141R and SFAS 160 are the following: (a) recognize, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity, (b) acquirers’ shares issued in consideration for a business combination will be measured at fair value on the closing date, not the announcement date, (c) recognize contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings, (d) the expensing of all transaction costs as incurred and most restructuring costs, (e) recognition of pre-acquisition loss and gain contingencies at their acquisition date fair values, with certain exceptions, (f) capitalization of acquired in-process research and development rather than expense recognition and (g) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. The Company anticipates these new standards will significantly affect the Company’s accounting for future business combinations following adoption on January 1, 2009.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 provides entities with an option to measure many financial assets and liabilities and certain other items at fair value as determined on an instrument-by-instrument basis. SFAS 159 became effective for the Company as of January 1, 2008; however, the Company did not elect to measure any additional financial instruments at fair value as a result of adopting SFAS 159. Therefore, there was no impact on the Company’s financial statements at the time of adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands the level of disclosures regarding fair value. SFAS 157 also emphasizes that fair value is a market-based measurement rather than an entity-specific measurement. The

Company adopted the provisions of SFAS 157 relating to financial assets and liabilities and other assets and liabilities carried at fair value on a recurring basis effective on January 1, 2008, as required.  As allowed by FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer the adoption of SFAS 157 with respect to all remaining nonfinancial assets and liabilities until January 1, 2009.  There was no material impact on the Company’s financial statements at the time of adoption; however, the Company does expect that this new standard will impact certain aspects of its accounting for business combinations on a prospective basis, including the determination of fair values assigned to certain purchased assets and liabilities.

With respect to the adoption of SFAS 157, the Company determines the fair value of its outstanding foreign currency forward contracts based on quoted forward exchange rates for the respective currencies applicable to similar instruments (Level 2 observable market inputs as defined in SFAS 157).

Note 14:  Subsequent Event

On April 14, 2008, the Company entered into a new multicurrency revolving credit facility providing for borrowings up to $585,000,000. The new facility, which replaces the existing $350,000,000 multicurrency revolving credit facility, expires on April 14, 2013. The facility allows the Company to borrow funds, based on its current debt rating, at the London Interbank Offered Rate (LIBOR) plus 40 basis points (including a facility fee) and, if aggregate outstanding credit exposure exceeds one-half of the total facility amount, an additional 10-basis-point fee is incurred. The Company, at its option, may also borrow at other specified rates as defined in the credit facility. Additionally, the Company is required to maintain a total debt-to-capitalization ratio of no more than 60% during the term of the agreement.

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

FIRST QUARTER 2008 COMPARED TO FIRST QUARTER 2007

Consolidated Results –

The Company’s net income for the first quarter of 2008 totaled $126.3 million, or $0.55 per diluted share, compared to $101.0 million, or $0.44 per diluted share, in the first quarter of 2007.  The 25.1% improvement in net income was driven largely by a 34.3% increase in revenues as sales in all product lines increased in the first quarter of 2008 as compared to the first quarter of 2007.  The impact of the revenue increase was partially mitigated by an increase of 2.5 percentage points in the ratio of cost of sales to revenues as compared to the same period in 2007, due to an increased share of business in the first quarter of 2008 coming from major subsea and drilling projects.  Higher pipeline construction project activity also benefited the engineered valves product line of the Valves & Measurement (V&M) segment during the first quarter of 2008.  These project-related activities carry lower margins (and therefore higher costs) than found in the Company’s base businesses. References to margins in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to Revenues minus Cost of Sales (exclusive of depreciation and amortization) as shown separately on the Company’s Consolidated Condensed Results of Operations statement for the three months ended March 31, 2008 and 2007.

Revenues

Revenues for the first quarter of 2008 totaled $1.3 billion, an increase of $342.2 million, or 34.3%, from $997.0 million in the first quarter of 2007.  For the three months ended March 31, 2008, over 55% of the Company’s revenues were reflected in entities with functional currencies different than the U.S. dollar. In translating these entities’ functional currency income statements to U.S. dollars for consolidation purposes, a decline in the value of the U.S. dollar compared to the applicable functional currency will result in a higher amount of U.S. dollar revenues and costs for the same amount of functional currency revenues and costs. Accordingly, nearly 12% of the increase in revenues in the first quarter of 2008 compared to the first quarter of 2007 was attributable to the effects of a weaker U.S. dollar against these other foreign currencies.  Over three-fourths of the remaining increase was related to the Drilling & Production Systems (DPS) segment, where first quarter 2008 revenues were largely impacted by higher shipments for major drilling and subsea projects.  A further discussion of revenue by segment may be found below.

Costs and Expenses

Cost of sales (exclusive of depreciation and amortization) for the first quarter of 2008 totaled $965.4 million, an increase of $271.5 million, or 39.1%, from $693.9 million in the first quarter of 2007.  As a percentage of revenues, cost of sales increased from 69.6% in the first quarter of 2007 to 72.1% in the first quarter of 2008.  This increase is primarily due to (i) a 3.4 percentage-point increase in the ratio of costs of sales to revenues on the Company’s products which primarily related to (a) higher shipments of equipment and higher activity levels for major drilling and subsea projects, which typically carry lower margins as compared to the DPS segment’s base businesses and, to a lesser degree (b) additional costs of $5.7 million related to products under development, partially offset by improved pricing and the impact of mix changes in the Compression Systems (CS) business and (ii)  the impact of higher foreign exchange losses on certain foreign currency-denominated transactions (a 0.2 percentage-point increase).  These items were offset by (i) the application of relatively fixed manufacturing overhead to a larger revenue base (approximately a 0.8 percentage-point decrease) and (ii) a decrease in the provision for obsolete inventory (approximately a 0.3 percentage-point decrease).

Selling and administrative expenses for the first quarter of 2008 were $157.3 million as compared to $126.1 million for the first quarter of 2007, an increase of $31.2 million, or 24.8%.  As a percentage of revenues, selling and administrative expenses declined from 12.6% for the first quarter of 2007 to 11.7% in the first quarter of 2008.  Nearly 14% of the increase is attributable to the effects of a weaker U.S. dollar against certain other foreign currencies for the same reasons as mentioned above.  The remaining increase relates to (i) additional non-cash stock compensation expense of $3.5 million, (ii) a $3.6 million charge in the first quarter of 2008 related to a dispute on an historical acquisition, (iii) $2.4 million of additional costs associated with certain non-income related taxes in South America and (iv) higher salaries, travel and other employee-related costs of approximately $13.6 million associated mainly with higher employment and activity levels needed to support the expansion of the Company’s business.

Depreciation and amortization expense for the first quarter of 2008 was $31.9 million, an increase of $6.0 million from $25.9 million in the first quarter of 2007.  Amortization expense for acquired intangibles increased $2.1 million, primarily related to a recent acquisition.  Depreciation expense increased $3.9 million due largely to higher levels of capital spending for machinery and equipment and the impact of the Company’s new subsea facility in Malaysia, which opened during the second half of 2007.

Interest income totaled $6.1 million in the first quarter of 2008, a decline of $4.9 million from $11.0 million in the first quarter of 2007.  The decline is primarily due to a lower level of invested cash balances in the first quarter of 2008 as compared to the first quarter of 2007 and a decline in short-term interest rates from the first quarter of 2007.

Interest expense was $5.0 million in the first quarter of 2008 as compared to $6.8 million in the first quarter of 2007, a decrease of $1.8 million.  The decrease is due mainly to the repayment of $200.0 million of 2.65% senior notes in April 2007, which lowered interest expense by approximately $1.7 million in the first quarter of 2008 as compared to the first quarter of 2007.

The income tax provision for the first quarter of 2008 was $59.5 million compared to $54.4 million in the first quarter of 2008.  The effective tax rates during the first quarters of 2008 and 2007 were 32.0% and 35.0%, respectively.  The decline in the effective tax rate is due primarily to an increase in the amount of income in lower tax rate jurisdictions in 2008 as compared to 2007.

Segment Results –

DPS Segment

	Quarter Ended March 31,		Increase
(dollars in millions)	2008	2007	$	%
Revenues	$864.8	$613.7	$251.1	40.9%
Income before income taxes	$129.0	$103.4	$25.6	24.8%

DPS segment revenues for the first quarter of 2008 totaled $864.8 million, an increase of $251.1 million, or 40.9%, compared to $613.7 million in the first quarter of 2007. For the same reasons as mentioned under “Consolidated Results – Revenues” above, approximately 10% of the increase was attributable to the effects of a weaker U.S. dollar against certain other foreign currencies.  Over 80% of the remaining increase was the result of strong demand in the segment’s drilling and subsea businesses.  Excluding the effects of the weaker U.S. dollar, (i) drilling sales increased 78%, nearly three-fourths of which was due to shipments and higher activity levels for major rig construction projects, with the remaining increase reflecting a higher level of shipments of blowout preventers (BOPs) for land and jack-up rigs, higher shipments of spare parts associated with major rig projects and higher demand for aftermarket parts and services, (ii) sales of subsea equipment were up 42% primarily associated with shipments and higher activity levels for major projects offshore West and North Africa, (iii) surface sales increased 13% mainly due to stronger demand in the Asia Pacific, Middle Eastern, Caspian Sea and Eastern European regions, which more than offset declines in Latin America and Canada and (iv) sales of oil, gas and water separation applications were up 32% due mainly to strong demand from customers in the Asia Pacific and Middle Eastern region for monoethylene glycol (MEG) injection and recovery systems.

Income before income taxes for the first quarter of 2008 totaled $129.0 million, an increase of $25.6 million, or 24.8%, as compared to $103.4 million in the first quarter of 2007.  Cost of sales as a percent of revenues increased from 71.5% in the first quarter of 2007 to 74.7% in the first quarter of 2008. The increase was due primarily to an increase of nearly 4.9 percentage points in the ratio of cost of sales to revenues for the segment’s products, due largely to (i) higher shipments of equipment and higher activity levels for major drilling and subsea projects, which typically carry lower margins as compared to the segment’s base businesses and, to a lesser degree (ii) additional costs of $5.7 million related to products under development.  This increase was partially offset by (i) the application of relatively fixed manufacturing overhead to a larger revenue base (approximately a 1.6 percentage-point decrease) and (ii) a decrease in the provision for obsolete inventory (approximately a 0.2 percentage-point decrease).

Selling and administrative expenses for the first quarter of 2008 totaled $72.4 million, an increase of $14.4 million, or 24.8%, from $58.0 million in the first quarter of 2007.  As a percent of revenues, selling and administrative expenses declined from 9.5% in the first quarter of 2007 to 8.4% in the first quarter of 2008.  Nearly one-fifth of the increase was attributable to the effects of a weaker U.S. dollar for the same reasons as mentioned under “Consolidated Results – Revenues” above.  Contributing to the remaining increase were higher employment and activity levels needed to support the expansion of the segment’s business and $2.4 million of additional costs associated with certain non-income related taxes in South America.

Depreciation and amortization expense increased by $4.4 million, from $13.2 million in the first quarter of 2007 to $17.6 million in the first quarter of 2008.  Approximately $1.7 million of the increase was due to higher amortization expense, primarily related to amortization of recently acquired intangible assets, with the remainder largely attributable to depreciation associated with higher capital spending for new machinery and equipment in recent periods and the new subsea facility in Malaysia, which opened during the second half of 2007.

V&M Segment

	Quarter Ended March 31,		Increase
(dollars in millions)	2008	2007	$		%
Revenues	$344.5	$295.8		$48.7	16.4%
Income before income taxes	$66.2	$61.8		$4.4	7.2%

Revenues of the V&M segment for the first quarter of 2008 totaled $344.5 million as compared to $295.8 million for the first quarter of 2007, an increase of $48.7 million, or 16.4%.  Over one-third of the increase was attributable to the effects of a weaker U.S. dollar against certain other foreign currencies for the same reasons as mentioned under “Consolidated Results – Revenues” above, with over 60% of the remaining increase attributable to higher revenues in the engineered valve business.  Absent the effects of the weaker U.S. dollar, (i) shipments of engineered valves were up nearly 25% resulting largely from high beginning backlog levels attributable to prior period orders of equipment for large pipeline construction projects, both internationally and in North America, (ii) measurement product sales were up 16%, sales of distributed products climbed 5% and sales of aftermarket parts and services increased almost 36%, due largely to strength in the U.S. market and (iii) sales of equipment for the process market were up over 2% mainly due to the timing of project shipments to customers in Canada as compared to the same period in the prior year.

Income before income taxes totaled $66.2 million for the first quarter of 2008, an increase of $4.4 million, or 7.2%, compared to $61.8 million for the comparable period in 2007.  Cost of sales as a percent of revenues increased from 64.6% in the first quarter of 2007 to 66.3% in the first quarter of 2008.  The increase in the ratio was due primarily to (i) an increase in indirect costs due largely to higher headcount and activity levels, which had the effect of increasing the cost of sales to revenue ratio by 1.6 percentage points and (ii) the impact of a labor strike at the Company’s facility in Italy (a 0.3 percentage-point increase).  This was partially offset by an improvement of 0.2 percentage points in the ratio of cost of sales to revenues, largely due to mix changes, mainly in the engineered valve product line.

Selling and administrative expenses for the first quarter of 2008 were $42.1 million, an increase of $6.4 million, or 17.9%, as compared to $35.7 million in the first quarter of 2007.  Almost one-fourth of the increase was attributable to the effects of a weaker U.S. dollar for the same reasons as mentioned under “Consolidated Results – Revenues” above.  The remaining increase was largely attributable to additional costs for increased employment levels, including higher employee incentive costs, as well as other costs needed to support the expansion of the segment’s businesses, particularly with regard to its engineered valve operations.

Depreciation and amortization increased $0.6 million from $7.2 million in the first quarter of 2007 to $7.8 million in the first quarter of 2008.  The increase is due largely to higher depreciation associated with additional capital spending for new machinery and equipment in recent periods.

CS Segment

	Quarter Ended March 31,		Increase
(dollars in millions)	2008	2007	$	%
Revenues	$129.9	$87.5	$42.4	48.5%
Income before income taxes	$18.7	$7.3	$11.4	156.6%

Revenues of the CS segment for the first quarter of 2008 totaled $129.9 million, an increase of $42.4 million, or 48.5%, from $87.5 for the first quarter of 2007. Sales of reciprocating compression equipment increased 26% in the first quarter of 2008 as compared to the same period in 2007.  Over 80% of the increase was due to a 52% increase in shipments of Ajax units, mainly to domestic packagers, and a 15% increase in demand for aftermarket parts and services as high natural gas prices continued to drive high utilization of existing equipment and contributed to increased capital expansion by the Company’s customers.  Additionally, sales of Superior compressor equipment were up 62%, also due mainly to higher demand from domestic packagers.  Sales of centrifugal compression equipment were up more than 81% in the first quarter of 2008 as compared to the first quarter of 2007.  Over two-thirds of the increase was attributable to a more than doubling of shipments of engineered machines, primarily for air separation and engineered air and gas applications, as demand increased domestically, in Europe and in Asia.  Strong demand from customers in Europe and Asia also largely contributed to a 66% increase in sales of plant air equipment in the first quarter of 2008 as compared to the first quarter of 2007.

Income before income taxes totaled $18.7 million for the first quarter of 2008, an increase of $11.4 million, or 156.6%, compared to $7.3 million for the first quarter of 2007. Cost of sales as a percent of revenues declined from 71.0% in the first quarter of 2007 to 69.3% in the first quarter of 2008. The improvement in the ratio is due primarily to (i) a 1.0 percentage-point decrease in the ratio of costs of sales to revenues on the segment’s products, which primarily related to improved product pricing and mix changes and (ii) lower inventory obsolescence and product warranty costs (a 1.2 percentage-point improvement).  This was partially offset by the impact of higher foreign exchange losses on certain foreign currency denominated transactions (a 0.5 percentage-point increase).

Selling and administrative expenses for the first quarter of 2008 totaled $17.6 million as compared to $14.8 million for the first quarter of 2007, an increase of $2.8 million, or 19.2%. The increase primarily relates to increased headcount.

Depreciation and amortization expense for the CS segment increased by $0.3 million from $3.3 million in the first quarter of 2007 to $3.6 million in the first quarter of 2008.  The increase primarily relates to higher levels of capital spending in recent periods.

Corporate Segment

The Corporate segment’s loss before income taxes totaled $28.1 million for the first quarter of 2008 as compared to $17.1 million for the first quarter of 2007, an increase of $11.0 million.

Selling and administrative costs increased $7.6 million from $17.6 million in the first quarter of 2007 to $25.2 million in the second quarter of 2008.  The primary reasons for the increase were (i) a $3.6 million charge in the first quarter of 2008 related to a dispute on an historical acquisition and (ii) additional non-cash stock compensation expense of $3.5 million.  Additionally, during the first quarter of 2008, the Company recorded a $5.8 million reduction in expense relating to one of its non-U.S. defined benefit pension plans.  A similar reduction in expense was recorded in the first quarter of 2007 relating to another of the Company’s non-U.S. defined benefit pension plans.

Depreciation and amortization expense totaled $2.8 million in the first quarter of 2008 as compared to $2.0 million in the first quarter of 2007, an increase of $0.8 million.  This increase was due primarily to increased amortization from higher capital spending on the Company’s enterprise-wide information technology assets as well as additional amortization of certain other acquired intangible assets.

Decreases in interest income and interest expense during the first quarter of 2008 as compared to the same period in 2007 are discussed in “Consolidated Results” above.

ORDERS AND BACKLOG

Orders were as follows (dollars in millions):

	Quarter Ended March 31,		Increase
	2008	2007	$	%
DPS	$1,399.7	$729.4	$670.3	91.9%
V&M	366.5	354.7	11.8	3.3%
CS	188.4	167.1	21.3	12.7%
	$1,954.6	$1,251.2	$703.4	56.2%

Orders for the first quarter of 2008 increased $703.4 million, or 56.2%, from the first quarter of 2007.

DPS segment orders for the first quarter of 2008 totaled $1.4 billion, up $670.3 million, or 91.9%, from $729.4 million for the first quarter of 2007. Over 3% of the increase was due to the effects of a weaker U.S. dollar against most other foreign currencies for the same reasons as mentioned under “Consolidated Results – Revenues” above.  Excluding effects of the weaker U.S. dollar, subsea orders increased over 400% as compared to the first quarter of 2007 primarily as a result of a nearly $650.0 million award from Total SA for the Usan project offshore West Africa during the first quarter of 2008. Surface orders increased almost 5% as demand in the Middle East and Caspian Sea region more than offset declines in orders from state-owned oil companies in Latin America. Drilling orders declined 7% due to the absence in the first quarter of 2008 of certain orders which were awarded in the first quarter of 2007 associated with major rig construction projects.  Orders for oil, gas and water separation applications decreased over 16% due mainly to the absence of a large project award for a hydromation deep bed filter package received in the first quarter of 2007 that did not repeat during the first quarter of 2008.

The V&M segment had orders of $366.5 million in the first quarter of 2008, an increase of $11.8 million, or 3.3%, from $354.7 million for the comparable period in 2007.  Absent the effects of the weaker U.S. dollar as described under “Consolidated Results – Revenues” above, (i) orders for process equipment increased 26% in the first quarter of 2008 as compared to the same period in 2007 due largely to higher demand in the U.S. market for valves for new storage facility projects, (ii) orders for distributed products increased 17% due to an increase of stock orders from North American distributors following their inventory reduction efforts in 2007, (iii) orders for aftermarket parts and services were up 37% as a result of strong demand and the start-up of new facilities in North America, Malaysia and Brazil and (iv) orders for measurement equipment increased 23% as a result of strength in the U.S. market and higher demand from nuclear facilities. Offsetting these increases was a 16% decline in orders for engineered valves as a result of high order levels in 2007 for pipeline construction projects that did not repeat in the first quarter of 2008.

Orders in the CS segment for the first quarter of 2008 totaled $188.4 million, an increase of $21.3 million, or 12.7%, from $167.1 million in the first quarter of 2007. Orders in the reciprocating compressor market declined nearly 3% while orders in the centrifugal compressor market were up 26% in the first quarter of 2008 as compared to the same period in 2007.  In the reciprocating compressor market, Superior compressor orders increased 19% due to increased demand from domestic lease fleet operators.  Offsetting this increase, Ajax orders declined by over 3%, despite higher demand in the Far East, due to a reduction of large stocking orders by U.S. customers as compared to the prior year. Additionally, orders in the aftermarket product line for reciprocating machines were down 5%, primarily due to the absence in the first quarter of 2008 of certain large aftermarket projects awarded in the first quarter of 2007 in North America. In the centrifugal compressor market, orders for engineered machines were up 29%, primarily from customers in North America and Europe seeking equipment to meet their air separation needs.   Additionally, orders for centrifugal aftermarket parts and services increased 47%.

Backlog was as follows (dollars in millions):

	March 31, 2008	December 31, 2007	Increase
DPS	$3,751.2	$3,203.0	$548.2
V&M	711.7	685.2	26.5
CS	436.5	380.1	56.4
	$4,899.4	$4,268.3	$631.1

Liquidity and Capital Resources

The Company’s cash and cash equivalents increased by $4.5 million to $744.4 million at March 31, 2008 as compared to $739.9 million at December 31, 2007. The main reasons for the increase were positive cash flow from operations of $44.4 million and borrowings made primarily under the Company’s multicurrency revolving line of credit totaling $170.5 million, which, along with certain other items, more than offset cash outflows from (i) the purchase of treasury stock at a cash cost of $120.4 million, (ii) the acquisition of certain assets and liabilities of three businesses during the first quarter of 2008 totaling $57.5 million and (iii) capital expenditures of $45.1 million.

During the first three months of 2008, the Company generated $44.4 million of cash from operations as compared to $36.8 million for the same period in 2007. The primary reason for the increase was the higher level of earnings in 2008. Net income for the first three months of 2008 totaled $126.3 million, an increase of $25.3 million from the comparable period in 2007. Cash totaling approximately $123.1 million was utilized in the first quarter of 2008 to increase working capital, compared to $116.3 million utilized during the same period in 2007.  The increase in working capital reflected higher activity levels in the first quarter of 2008 and an increase in inventory levels as a result of higher backlog.  Backlog increased approximately $631.1 million or 14.8% from December 31, 2007.

The Company utilized $102.4 million of cash for investing activities during the first three months of 2008 compared to $95.2 million during the same period in 2007. Approximately $45.1 million of cash was utilized for capital expenditures in the first three months of 2008 compared to $53.0 million in the first three months of 2007.  Additionally, $57.5 million of cash was utilized in the first three months of 2008 in connection with the acquisitions of certain assets and liabilities of three businesses (see Note 2 of the Notes to the Consolidated Condensed Financial Statements for additional information).

During the first three months of 2008, the Company’s financing activities generated $56.2 million of cash compared to a utilization of $129.6 million of cash during the first three months of 2007. The Company borrowed $170.5 million, mostly against its then-existing $350.0 million multicurrency revolving credit facility, during the first quarter of 2008. Additionally, the Company spent $120.4 million of cash in the first three months of 2008 to acquire treasury stock as compared to $150.9 million spent in the first three months of 2007.

The Company expects to spend an estimated $250.0 million to $270.0 million for capital equipment and facilities during 2008 in connection with its program of improving manufacturing efficiency and expanding capacity.  The Company currently has underway a $63.5 million expansion of its manufacturing operations in Romania to increase the Company’s capacity for high-pressure, high-specification wellheads and trees for the surface equipment markets, particularly in Europe, Africa, Russia and the Mediterranean and Caspian Seas.  The majority of expenditures for this new facility will occur in 2008.  Cash on hand and future expected operating cash flows will be utilized to fund the remainder of the Company’s 2008 capital spending program.

On a longer-term basis, the Company has outstanding $238.0 million of 1.5% convertible debentures in addition to $500.0 million of 2.5% convertible debentures. Holders of the 1.5% convertible debentures could require the Company to redeem them beginning in May 2009. Holders of the Company’s 2.5% convertible debentures could also require the Company to redeem them beginning in June 2011. The Company believes, based on its current financial condition, existing backlog levels and current expectations for future market conditions, that it will be able to meet its short- and longer-term liquidity needs through additional debt issuances or refinancing or with cash generated from operating activities, existing cash balances on hand and amounts available under its new $585.0 million five-year multicurrency revolving credit facility, expiring April 14, 2013.  (See Note 14 of the Notes to the Consolidated Condensed Financial Statements for additional information on the Company’s new multicurrency revolving credit facility.)

Factors That May Affect Financial Condition and Future Results

The inability of the Company to deliver its backlog on time could affect the Company’s future sales and profitability and its relationships with its customers.

At March 31, 2008, the Company’s backlog was nearly $4.9 billion, a record level for the Company. The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Many of the contracts the Company enters into with its customers require long manufacturing lead times and contain penalty or incentive clauses relating to on-time delivery. A failure by the Company to deliver in accordance with customer expectations could subject the Company to financial penalties or loss of financial incentives and may result in damage to existing customer relationships. Additionally, the Company bases its earnings guidance to the financial markets on expectations regarding the timing of delivery of product currently in backlog. Failure to deliver backlog in accordance with expectations could negatively impact the Company’s financial performance and thus cause adverse changes in the market price of the Company’s outstanding common stock and other publicly-traded financial instruments.

The Company has embarked on a significant capital expansion program.

The Company’s capital expenditures totaled $45.1 million for the three months ended March 31, 2008.  For 2008, the Company expects full-year capital expenditures of approximately $250.0 million to $270.0 million to continue its program of upgrading its machine tools, manufacturing technologies, processes and facilities in order to improve its efficiency and address current and expected market demand for the Company’s products. To the extent this program causes disruptions in the Company’s plants, or the needed machine tools or facilities are not delivered and installed or in use as currently expected, the Company’s ability to deliver existing or future backlog may be negatively impacted. In addition, if the program does not result in the expected efficiencies, future profitability may be negatively impacted.

Execution of subsea systems projects exposes the Company to risks not present in its surface business.

This market is significantly different from the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and in some cases, new technology. These projects accounted for approximately 11.9% of total revenues for the three months ended March 31, 2008. To the extent the Company experiences difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted. As of March 31, 2008, the Company had a subsea systems project backlog of approximately $1.5 billion.

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

The Company has established multiple “Centers of Excellence” facilities for manufacturing such products as subsea trees, subsea chokes, subsea production controls and BOPs. These production facilities are located in the United Kingdom, Brazil and other European and Asian countries. To the extent the Company sells these products in U.S. dollars, the Company’s profitability is eroded when the U.S. dollar weakens against the British pound, the euro, the Brazilian real and certain Asian currencies, including the Singapore dollar.

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

Doing business on a worldwide basis also puts the Company and its operations at risk due to political risks and the need for compliance with the laws and regulations of many jurisdictions. These laws and regulations impose a range of restrictions and/or duties on importation and exportation, operations, trade practices, trade partners and investment decisions.  The Company has received certain inquiries regarding its compliance with such laws and regulations from U.S. federal agencies.

The Company does business and has operations in a number of developing countries that have relatively under-developed legal and regulatory systems when compared to more developed countries.  Several of these countries are generally perceived as presenting a higher than normal risk of corruption, or a culture where requests for improper payments are not discouraged.  Maintaining and administering an effective U.S. Foreign Corrupt Practices Act (FCPA) compliance program in these environments presents greater challenges to the Company than is the case in other, more developed countries.  With respect to FCPA compliance, the Company received a voluntary request for information in September 2005 from the U.S. Securities and Exchange Commission (SEC) regarding certain of the Company’s West African activities and responded to this request.

As discussed in Note 12 of the Notes to the Consolidated Condensed Financial Statements, in July 2007, the Company was one of a number of companies to receive a letter from the Criminal Division of the U.S. Department of Justice (DOJ) requesting information on its use of a customs clearance broker. The DOJ is inquiring into whether certain of the services provided to the Company by the customs clearance broker may have involved violations of the U.S. Foreign Corrupt Practices Act (FCPA). The Company is conducting an internal investigation in response, as discussed below, and is providing the requested information to the DOJ.

The Company engaged special counsel reporting to the Audit Committee of the Board of Directors to conduct an investigation into its dealings with the customs clearance broker in Nigeria and Angola to determine if any payment made to or by the customs clearance broker on the Company’s behalf constituted a violation of the FCPA. The investigation is also looking into activities of Company employees and agents with respect to immigration matters and importation permitting in Nigeria. To date, the special counsel has found that the Company utilized certain services in Nigeria offered by the customs clearance broker that appear to be similar to services that have been under review by the DOJ. Similar issues do not appear to be present in Angola.  Special counsel is reviewing these and other services and activities to determine whether they were conducted in compliance with all applicable laws and regulations. Special counsel is also reviewing the extent, if any, of the Company’s knowledge and involvement in the performance of these services and activities, and whether the Company fulfilled its obligations under the FCPA.

In addition, the U.S. Securities and Exchange Commission (SEC) is conducting an informal inquiry into the same matters currently under review by the DOJ. As part of this inquiry the SEC has requested that the Company provide to them the information and documents that have been requested by and are being provided to the DOJ. The Company is cooperating fully with the SEC, as it is doing with the DOJ, and is providing the requested materials. Both agencies have requested an extension of the statute of limitations with respect to matters under review until January 2009.  At this stage of the internal investigation, the Company cannot predict the ultimate outcome of either the internal investigation or the government inquiries. The Company has also undertaken an enhanced compliance training effort for its personnel, including foreign operations personnel dealing with customs clearance regulations.

Compliance with U.S. trade sanctions and embargoes also pose a risk to the Company since it deals with its business on a worldwide basis through various incorporated and unincorporated entities.  The U.S. Department of Treasury’s Office of Foreign Assets Control made an inquiry regarding U.S. involvement in a United Kingdom subsidiary’s commercial and financial activity relating to Iran in September 2004 and the U.S. Department of Commerce made an inquiry regarding sales by another United Kingdom subsidiary to Iran in February 2005.  The Company responded to these two inquiries and has not received any additional requests related to these matters.  The Company’s policy is to not do business with, and has restricted its non-U.S. subsidiaries and persons from doing business with, countries with respect to which the United States has imposed sanctions, which include Iran, Syria, Sudan, North Korea and Cuba.

In January 2007, the Company underwent a Pre-Assessment Survey as part of a Focused Assessment initiated by the Regulatory Audit Division of the U.S. Customs and Border Protection, Department of Homeland Security.  The Pre-Assessment Survey resulted in a finding that the Company had deficiencies in its U.S. Customs compliance processes.  The Company is taking corrective action and will undergo Assessment Compliance Testing in the second half of 2008.

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

The Financial Accounting Standards Board (FASB) has issued a proposed FASB Staff Position (FSP) APB 14-a that would clarify the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements).  This proposal, if adopted, would require the issuer of a convertible debt instrument within its scope to separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  This proposed standard would apply to the Company’s existing 1.5% convertible debentures due 2024 and 2.5% convertible debentures due 2026, totaling in aggregate $738.0 million at March 31, 2008.  If approved, this FSP would be applied retrospectively to all periods presented once it becomes effective. The Company believes this FSP would have a material impact on both debt and equity balances of the Company’s consolidated financial statements should this FSP be adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is currently exposed to market risk from changes in foreign currency rates and changes in interest rates.  A discussion of the Company’s market risk exposure in financial instruments follows.

Foreign Currency Exchange Rates

A large portion of the Company’s operations consist of manufacturing and sales activities in foreign jurisdictions, principally in Europe, Canada, West Africa, the Middle East, Latin America and the Pacific Rim.  As a result, the Company’s financial performance may be affected by changes in foreign currency exchange rates in these markets.  Overall, for those locations where the Company is a net receiver of local non-U.S. dollar currencies, Cameron generally benefits from a weaker U.S. dollar with respect to those currencies.  Alternatively, for those locations where the Company is a net payer of local non-U.S. dollar currencies, a weaker U.S. dollar with respect to those currencies will generally have an adverse impact on the Company’s financial results.  The impact on the Company’s financial results of gains or losses arising from foreign currency-denominated transactions, if material, have been described in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for the periods covered by this report.

In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into foreign currency forward contracts to hedge specific large anticipated receipts or payments in currencies for which the Company does not traditionally have fully offsetting local currency expenditures or receipts.  The Company was party to a number of long-term foreign currency forward contracts at March 31, 2008.  The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling or valve contracts involving the Company’s United States operations and its wholly-owned subsidiaries in Brazil, Ireland, Italy, Singapore and the United Kingdom.  Information relating to the contracts, which have been accounted for as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and the fair values recorded in the Company’s Consolidated Balance Sheets at March 31, 2008 follows:

	Year of Contract Expiration
(amounts in millions except exchange rates)	2008	2009	2010	2011	Total
Sell USD/Buy GBP:
Notional amount to sell (in U.S. dollars)	$98.3	$116.0	$37.8	$2.3	$254.4
Average USD to GBP contract rate	1.9466	1.9238	1.8932	1.8721	1.9274
Average USD to GBP forward rate at March 31, 2008	1.9598	1.9233	1.8892	1.8694	1.9315

Fair value at March 31, 2008 in U.S. dollars					$0.4

Buy Euro/Sell GBP:
Notional amount to buy (in euros)	19.9	40.7	8.1	0.7	69.4
Average EUR to GBP contract rate	1.2614	1.3359	1.2417	1.2316	1.3012
Average EUR to GBP forward rate at March 31, 2008	1.2509	1.2439	1.2354	1.2298	1.2447

Fair value at March 31, 2008 in U.S. dollars					$0.8

Buy NOK/Sell GBP:
Notional amount to buy (in Norwegian krone)	34.7	23.1	—	—	57.8
Average NOK to GBP contract rate	10.2250	10.2786	—	—	10.2464
Average NOK to GBP forward rate at March 31, 2008	10.1313	10.1890	—	—	10.1543

Fair value at March 31, 2008 in U.S. dollars					$0.1

Sell USD/Buy BRL:
Notional amount to buy (in U.S. dollars)	17.0	19.1	—	—	36.1
Average BRL to USD contract rate	1.8429	1.9408	—	—	1.8947
Average BRL to USD forward rate at March 31, 2008	1.8156	1.9464	—	—	1.8848

Fair value at March 31, 2008 in U.S. dollars					$0.2

Buy Euro/Sell USD:
Notional amount to buy (in euros)	28.8	18.1	—	—	46.9
Average USD to EUR contract rate	1.3963	1.4697	—	—	1.4246
Average USD to EUR forward rate at March 31, 2008	1.5709	1.5512	—	—	1.5633

Fair value at March 31, 2008 in U.S. dollars					$6.6

Other Currencies:
Fair value at March 31, 2008 in U.S. dollars					$0.2

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Except as noted below, there were no material changes in the Company’s internal control over financial reporting during the three-month period ended March 31, 2008.

On February 21, 2008, the Board of Directors approved the election, effective April 1, 2008, of Jack B. Moore as Chief Executive Officer, Charles M. Sledge as Chief Financial Officer, and Christopher A. Krummel as Vice President, Chief Accounting Officer and Controller of the Company. Additionally, Richard A. Steans was appointed as Vice President, Finance of DPS, succeeding Steven P. Beatty who retired effective March 31, 2008. Jeffrey G. Altamari, previously Vice President, Finance of CS, replaced Mr. Steans as Vice President, Finance of V&M effective March 31, 2008.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to a number of contingencies, including environmental matters, litigation and tax contingencies.

Environmental Matters

The Company’s worldwide operations are subject to regulations with regard to air, soil and water quality as well as other environmental matters. The Company, through its environmental management system and active third-party audit program, believes it is in substantial compliance with these regulations. The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the CS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At March 31, 2008, the Company’s consolidated balance sheet included a noncurrent liability of approximately $7.3 million for environmental matters.

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

The Company has entered into a number of individual settlements and has settled a class action lawsuit. The individual settlements were made in the form of agreements with homeowners that obligated the Company to reimburse them for any estimated decline in the value of their homes at time of sale due to potential buyers’ concerns over contamination or, in the case of some agreements, to purchase the property after an agreed marketing period. All but three of these agreements have been closed out.  In addition, the Company has settled Valice v. Cameron Iron Works, Inc. (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), which was filed and settled as a class action. Pursuant to the settlement, the 258 homeowners in the class are entitled to receive a cash payment of approximately 3% of the 2006 appraised value of their property or reimbursement of any diminution in value of their property due to contamination concerns at the time of any sale. To date, 64 homeowners have elected the cash payment and 21 opted out of the class settlement.

There are two suits currently pending and one threatened regarding this matter filed by homeowners who opted out of the class settlement. Moldovan v. Cameron Iron Works, Inc. (165th Jud. Dist. Ct., Harris County, filed October 23, 2006), was filed by six such homeowners. The other suit was filed by individual homeowners, Tuma v. Cameron Iron Works, Inc. (334th Judicial District Court of Harris County, Texas, filed on November 27, 2006).  A suit has been threatened by a group of nine homeowners but has not yet been filed.  The complaints in these actions make or threaten to make the claim that the contaminated underground water has reduced property values and seek recovery of alleged actual and exemplary damages for the loss of property value.

While one suit related to this matter involving health risks has been filed, the Company is of the opinion that there is no health risk to area residents and that the suit is without merit.

The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements, the class action settlement or other actions that have been or may be filed, will not have a material adverse effect on its financial position or results of operations. The Company’s consolidated balance sheet included a liability of $13.4 million for these matters as of March 31, 2008.

The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At March 31, 2008, the Company’s consolidated balance sheet included a liability of approximately $2.5 million for such cases, including estimated legal costs. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Regulatory Contingencies

In January 2007, the Company underwent a Pre-Assessment Survey as part of a Focused Assessment initiated by the Regulatory Audit Division of the U.S. Customs and Border Protection, Department of Homeland Security. The Pre-Assessment Survey resulted in a finding that the Company had deficiencies in its U.S. Customs compliance processes. The Company is taking corrective action and will undergo Assessment Compliance Testing in the second half of 2008. At March 31, 2008, the Company’s consolidated balance sheet included a liability of $0.8 million for the estimated additional customs duties which may be due.

In July 2007, the Company was one of a number of companies to receive a letter from the Criminal Division of the U.S. Department of Justice (DOJ) requesting information on its use of a customs clearance broker. The DOJ is inquiring into whether certain of the services provided to the Company by the customs clearance broker may have involved violations of the U.S. Foreign Corrupt Practices Act (FCPA). The Company is conducting an internal investigation in response, as discussed below, and is providing the requested information to the DOJ.

The Company engaged special counsel reporting to the Audit Committee of the Board of Directors to conduct an investigation into its dealings with the customs clearance broker in Nigeria and Angola to determine if any payment made to or by the customs clearance broker on the Company’s behalf constituted a violation of the FCPA. The investigation is also looking into activities of Company employees and agents with respect to immigration matters and importation permitting in Nigeria. To date, the special counsel has found that the Company utilized certain services in Nigeria offered by the customs clearance broker that appear to be similar to services that have been under review by the DOJ. Similar issues do not appear to be present in Angola.  Special counsel is reviewing these and other services and activities to determine whether they were conducted in compliance with all applicable laws and regulations. Special counsel is also reviewing the extent, if any, of the Company’s knowledge and involvement in the performance of these services and activities, and whether the Company fulfilled its obligations under the FCPA.

In addition, the U.S. Securities and Exchange Commission (SEC) is conducting an informal inquiry into the same matters currently under review by the DOJ. As part of this inquiry the SEC has requested that the Company provide to them the information and documents that have been requested by and are being provided to the DOJ. The Company is cooperating fully with the SEC, as it is doing with the DOJ, and is providing the requested materials. Both agencies have requested an extension of the statute of limitations with respect to matters under review until January 2009.  At this stage of the internal investigation, the Company cannot predict the ultimate outcome of either the internal investigation or the government inquiries. The Company has also undertaken an enhanced compliance training effort for its personnel, including foreign operations personnel dealing with customs clearance regulations.

Tax Contingencies

The Company has legal entities in over 35 countries. As a result, the Company is subject to various tax filing requirements in these countries. The Company prepares its tax filings in a manner which it believes is consistent with such filing requirements. However, some of the tax laws and regulations which the Company is subject to are subject to interpretation and/or judgment. Although the Company believes that the tax liabilities for periods ending on or before the balance sheet date have been adequately provided for in the financial statements, to the extent that a taxing authority believes that the Company has not prepared its tax filings in accordance with the authority’s interpretation of the tax laws/regulations, the Company could be exposed to additional taxes. There were no material changes in the Company’s liabilities for unrecognized tax benefits during the three months ended March 31, 2008.

Item 1A. Risk Factors

The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 19 – 22 of this quarterly report on Form 10-Q is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006, the Company’s Board of Directors changed the number of shares of the Company’s common stock authorized for repurchase from the 5,000,000 shares authorized in August 2004 to 10,000,000 shares in order to reflect the 2-for-1 stock split effective December 15, 2005. This authorization was subsequently increased to 20,000,000 in connection with the 2-for-1 stock split effective December 28, 2007 and eventually to 30,000,000 by a resolution adopted by the Board of Directors on February 21, 2008. Additionally, on May 22, 2006, the Company’s Board of Directors approved repurchasing shares of the Company’s common stock with the proceeds remaining from the Company’s 2.5% Convertible Debenture offering, after taking into account a planned repayment of $200,000,000 principal amount of the Company’s outstanding 2.65% senior notes due 2007. This authorization is in addition to the 30,000,000 shares described above.

Purchases pursuant to the 30,000,000-share Board authorization may be made by way of open market purchases, directly or indirectly, for the Company’s own account or through commercial banks or financial institutions and by the use of derivatives such as a sale or put on the Company’s common stock or by forward or economically equivalent transactions. Shares of common stock purchased and placed in treasury during the three months ended March 31, 2008 under the Board’s two authorization programs described above are as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of all repurchase programs (a)	Maximum number of shares that may yet be purchased under all repurchase programs (b)
1/1/08 – 1/31/08	1,964,875	$47.15	20,543,502	2,459,191
2/1/08 – 2/29/08	200,000	$41.37	20,743,502	12,116,214
3/1/08 – 3/31/08	—	$—	20,743,502	12,158,904

Total	2,164,875	$46.61	20,743,502	12,158,904

(a)          All share purchases during the three months ended March 31, 2008 were done through open market transactions.

(b)         At March 31, 2008, 2,158,904 shares are yet to be purchased under the $250,000,000 Board authorization, based on the closing price of the Company’s common stock at that date of $41.64 per share.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

(a)         Information Not Previously Reported in a Report on Form 8-K

None

(b)         Material Changes to the Procedures by Which Security Holders May Recommend Board Nominees.

There have been no material changes to the procedures enumerated in the Company’s definitive proxy statement filed on Schedule 14A with the Securities and Exchange Commission on March 27, 2008 with respect to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

Date: May 5, 2008	Cameron International Corporation
(Registrant)

/s/ Charles M. Sledge
Charles M. Sledge
Vice President, Finance and Chief Financial Officer and authorized to sign on behalf of the Registrant

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification

31.2	Certification

32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.