Form 10-Q
period 2008-07-31
CAMERON INTERNATIONAL CORP
filed 2008-08-01
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

Yes ☐ No ☑

Number of shares outstanding of issuer’s common stock as of July 23, 2008 was 217,682,711.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED RESULTS OF OPERATIONS
(dollars and shares in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
REVENUES	$1,480,633	$1,139,042	$2,819,887	$2,136,092
COSTS AND EXPENSES Cost of sales (exclusive of depreciation and amortization shown separately below)	1,063,245	792,130	2,028,603	1,486,046
Selling and administrative expenses	161,855	143,226	319,201	269,329
Depreciation and amortization	31,309	27,134	63,215	52,985
Interest income	(6,401)	(6,284)	(12,544)	(17,268)
Interest expense	7,167	6,031	12,156	12,805
Total costs and expenses	1,257,175	962,237	2,410,631	1,803,897
Income before income taxes	223,458	176,805	409,256	332,195
Income tax provision	(71,507)	(53,577)	(130,962)	(107,963)
Net income	$151,951	$123,228	$278,294	$224,232
Earnings per common share: (1)
Basic	$0.70	$0.56	$1.28	$1.02
Diluted	$0.65	$0.54	$1.20	$0.98
Shares used in computing earnings per common share: (1)
Basic	216,634	218,730	216,662	220,376
Diluted	233,107	228,814	231,800	229,546

(1)	Prior year earnings per common share and shares used in computing earnings per common share amounts have been revised to reflect the 2-for-1 stock split effective December 28, 2007.

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except shares and per share data)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash and cash equivalents	$1,534,117	$739,916
Receivables, net	950,894	797,471
Inventories, net	1,467,195	1,413,403
Other	141,489	121,141
Total current assets	4,093,695	3,071,931
Plant and equipment, net	893,720	821,104
Goodwill	685,632	647,819
Other assets	205,870	189,965
TOTAL ASSETS	$5,878,917	$4,730,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$327,681	$8,766
Accounts payable and accrued liabilities	1,712,962	1,677,054
Accrued income taxes	44,135	7,056
Total current liabilities	2,084,778	1,692,876
Long-term debt	1,255,723	745,128
Postretirement benefits other than pensions	15,948	15,766
Deferred income taxes	80,300	68,646
Other long-term liabilities	109,973	113,439
Total liabilities	3,546,722	2,635,855
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock, par value $.01 per share, 400,000,000 shares authorized, 232,341,726 shares issued at June 30, 2008 and December 31, 2007	2,324	2,324
Capital in excess of par value	1,167,637	1,160,814
Retained earnings	1,535,116	1,256,822
Accumulated other elements of comprehensive income	155,488	101,004
Less: Treasury stock, 15,880,501 shares at June 30, 2008 (14,332,927 shares at December 31, 2007)	(528,370)	(426,000)
Total stockholders’ equity	2,332,195	2,094,964
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,878,917	$4,730,819

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$151,951	$123,228	$278,294	$224,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,202	20,050	47,465	39,400
Amortization	7,107	7,084	15,750	13,585
Non-cash stock compensation expense	5,961	7,651	15,956	14,189
Tax benefit of employee stock compensation plan transactions and deferred income taxes	3,305	(7,902)	2,507	11,784
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	(81,755)	(61,803)	(142,952)	(50,966)
Inventories	24,416	(124,409)	(18,560)	(271,539)
Accounts payable and accrued liabilities	60,070	81,184	29,381	113,851
Other assets and liabilities, net	9,746	(27,609)	21,539	(40,279)
Net cash provided by operating activities	205,003	17,474	249,380	54,257
Cash flows from investing activities:
Capital expenditures	(50,904)	(55,014)	(96,046)	(107,973)
Acquisitions, net of cash acquired	—	(31,714)	(57,512)	(75,658)
Proceeds from sale of plant and equipment	632	1,953	925	3,624
Net cash used for investing activities	(50,272)	(84,775)	(152,633)	(180,007)
Cash flows from financing activities:
Short-term loan (repayments) borrowings, net	(90,187)	(207,155)	80,348	(199,148)
Issuance of long-term senior notes	747,922	—	747,922	—
Debt issuance costs	(5,550)	—	(5,550)	—
Purchase of treasury stock	(34,059)	(126,491)	(154,478)	(277,362)
Proceeds from stock option exercises	9,167	13,056	10,095	22,282
Excess tax benefits from employee stock compensation plan transactions	7,586	6,601	14,445	11,635
Principal payments on capital leases	(1,572)	(1,623)	(3,298)	(2,621)
Net cash provided by (used for) financing activities	633,307	(315,612)	689,484	(445,214)
Effect of translation on cash	1,717	1,378	7,970	4,820
Increase (decrease) in cash and cash equivalents	789,755	(381,535)	794,201	(566,144)
Cash and cash equivalents, beginning of period	744,362	848,928	739,916	1,033,537
Cash and cash equivalents, end of period	$1,534,117	$467,393	$1,534,117	$467,393

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

Note 2: Acquisitions

On February 5, 2008, the Company acquired the assets of Baker Hughes International Oil Tools Division’s Surface Safety Systems (SSS) business at a cash cost of approximately $31,000,000.  The acquisition of SSS enhances the Company’s flow control product offerings within the Drilling & Production Systems (DPS) segment by providing hydraulic and pneumatic actuators for surface wellhead applications, wire cutting actuators, quick disconnect features, and arctic and high temperature service products.

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

Additionally, on March 26, 2008, the Company acquired the stock of Jiskoot Holdings Limited (Jiskoot), a UK-based company that engineers and manufactures hardware packages for crude oil sampling, blending and other related applications, for a cash cost of approximately $15,666,000.  The acquisition of Jiskoot strengthens the Valves and Measurement (V&M) segment’s ability to deliver a broader range of solutions to its customers.

All acquisitions were included in the Company’s consolidated condensed financial statements for the period subsequent to each acquisition. Preliminary goodwill recorded as a result of these acquisitions totaled approximately $46,049,000 at June 30, 2008, approximately 60% of which will be deductible for income tax purposes. The Company is still awaiting significant information relating to the fair value of the assets and liabilities of the acquired businesses in order to finalize the purchase price allocations.

Note 3: Receivables

Receivables consisted of the following (in thousands):
	June 30, 2008	December 31, 2007
Trade receivables	$904,409	$747,006
Other receivables	57,983	58,709
Allowances for doubtful accounts	(11,498)	(8,244)
Total receivables	$950,894	$797,471

Note 4: Inventories

Inventories consisted of the following (in thousands):
	June 30, 2008	December 31, 2007
Raw materials	$119,511	$121,071
Work-in-process	474,798	454,309
Finished goods, including parts and subassemblies	1,003,705	947,254
Other	9,898	8,528
	1,607,912	1,531,162
Excess of current standard costs over LIFO costs	(85,532)	(67,704)
Allowances	(55,185)	(50,055)
Total inventories	$1,467,195	$1,413,403

Note 5: Plant and Equipment and Goodwill

Plant and equipment consisted of the following (in thousands):
	June 30, 2008	December 31, 2007
Plant and equipment, at cost	$1,763,500	$1,626,636
Accumulated depreciation	(869,780)	(805,532)
Total plant and equipment	$893,720	$821,104

Changes in goodwill during the six months ended June 30, 2008 were as follows (in thousands):

Balance at December 31, 2007	$647,819
Acquisitions	46,049
Adjustment to goodwill for the Dresser Acquired Businesses, DES Operations Limited and other prior year acquisitions	(16,322)
Translation and other	8,086
Balance at June 30, 2008	$685,632

Note 6: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Trade accounts payable and accruals	$493,394	$517,692
Salaries, wages and related fringe benefits	120,408	155,048
Advances from customers	849,027	756,441
Sales related costs and provisions	78,769	87,253
Payroll and other taxes	44,262	35,904
Product warranty	31,475	29,415
Other	95,627	95,301
Total accounts payable and accrued liabilities	$1,712,962	$1,677,054

   Activity during the six months ended June 30, 2008 associated with the Company’s product warranty accruals was as follows (in thousands):

Balance December 31, 2007	Net warranty provisions	Charges against accrual	Translation and other	Balance June 30, 2008
$29,415	14,521	(13,037)	576	$31,475

Note 7: Debt

The Company’s debt obligations were as follows (in thousands):

	June 30, 2008	December 31, 2007
Short-term borrowings under revolving credit facility	$79,736	$—
Senior notes, net of $2,078 of unamortized original issue discount at June 30, 2008	747,922	—
Convertible debentures	738,000	738,000
Other debt	4,437	3,671
Obligations under capital leases	13,309	12,223
	1,583,404	753,894
Current maturities	(327,681)	(8,766)
Long-term portion	$1,255,723	$745,128

On June 26, 2008, the Company issued $450,000,000 in aggregate principal amount of 6.375% Senior Notes due July 15, 2018 (the “2018 Notes”) and $300,000,000 in aggregate principal amount of 7.0% Senior Notes due July 15, 2038 (the “2038 Notes” and, together with the 2018 Notes, the “Notes”). The Company will pay interest on the Notes on January 15 and July 15 of each year, beginning on January 15, 2009.  The Company may redeem some of the Notes from time to time or all of the Notes at any time at redemption prices that include accrued and unpaid interest and a make-whole premium as defined in the respective supplemental indentures (the Supplemental Indentures).  In the event of the occurrence of a Change of Control Repurchase Event, as defined in the Supplemental Indentures, the holders of the Notes may require the Company to repurchase the Notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest.  The Notes are senior unsecured obligations of the Company and rank equally with all of the Company’s other existing unsecured and unsubordinated debt.

On April 14, 2008, the Company entered into a new multicurrency revolving credit facility providing for borrowings up to $585,000,000. The new facility, which replaced the existing $350,000,000 multicurrency revolving credit facility, expires on April 14, 2013. The facility allows the Company to borrow funds, based on its current debt rating, at the London Interbank Offered Rate (LIBOR) plus 40 basis points (including a facility fee) and, if aggregate outstanding credit exposure exceeds one-half of the total facility amount, an additional 10-basis-point fee is incurred. The Company, at its option, may also borrow at other specified rates as defined in the credit facility. Additionally, the Company is required to maintain a total debt-to-capitalization ratio of no more than 60% during the term of the agreement.

As of June 30, 2008, the Company had Pound Sterling borrowings outstanding totaling $79,736,000, under its $585,000,000 multicurrency revolving credit facility at an interest rate of 5.82% with a maturity date of July 16, 2008.

As described more fully in Note 14 of the Notes to the Consolidated Condensed Financial Statements, on July 10, 2008, the Company notified the holders of its 1.5% and 2.5% convertible debentures of their rights under the terms of the debentures to request conversion of those debentures during the third quarter of 2008.  The Company has classified its $500,000,000 2.5% convertible debentures as long-term debt in the Consolidated Condensed Balance Sheet as of June 30, 2008.  The $238,000,000 1.5% convertible debentures have been included in the current portion of long-term debt in the Consolidated Condensed Balance Sheet as of June 30, 2008.

Note 8: Employee Benefit Plans

Total net benefit (income) expense associated with the Company’s defined benefit pension plans consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$1,607	$2,891	$3,214	$5,782
Interest cost	4,466	7,545	8,932	15,090
Expected return on plan assets	(5,944)	(10,312)	(11,888)	(20,624)
Amortization of prior service cost	(96)	(172)	(192)	(344)
Amortization of losses and other	2,500	3,668	5,000	7,336
Total net benefit expense	$2,533	$3,620	$5,066	$7,240

Total net benefit (income) expense associated with the Company’s postretirement benefit plans consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$1	$1	$2	$2
Interest cost	269	303	538	606
Amortization of prior service cost	(96)	(96)	(192)	(192)
Amortization of gains and other	(371)	(270)	(742)	(540)
Total net benefit income	$(197)	$(62)	$(394)	$(124)

On April 8, 2008, the Company received a favorable determination letter from the Internal Revenue Service (IRS) on the qualified status of the Cameron International Corporation Retirement Plan (Retirement Plan) and, on this same date, received notice from the IRS that the Company’s intention to terminate the Retirement Plan will not adversely affect its qualification for federal tax purposes.  It is expected that the Company will finalize the settlement of its remaining obligations under the Retirement Plan during the fourth quarter of 2008.

Note 9: Business Segments

The Company’s operations are organized into three separate business segments - DPS, V&M and Compression Systems (CS). Summary financial data by segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
DPS	$951,808	$682,899	$1,816,626	$1,296,622
V&M	366,917	315,546	711,418	611,389
CS	161,908	140,597	291,843	228,081
	$1,480,633	$1,139,042	$2,819,887	$2,136,092
Income (loss) before income taxes:
DPS	$153,147	$109,329	$282,171	$212,737
V&M	70,836	65,122	137,050	126,894
CS	25,732	22,996	44,421	30,278
Corporate & other	(26,257)	(20,642)	(54,386)	(37,714)
	$223,458	$176,805	$409,256	$332,195

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

Note 10: Earnings Per Share

The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts; prior year amounts have been revised to reflect the 2-for-1 stock split effective December 28, 2007):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$151,951	$123,228	$278,294	$224,232

Average shares outstanding (basic)	216,634	218,730	216,662	220,376
Common stock equivalents	2,915	3,240	2,930	3,110
Incremental shares from assumed conversion of convertible debentures	13,558	6,844	12,208	6,060
Diluted shares	233,107	228,814	231,800	229,546

Basic earnings per share	$0.70	$0.56	$1.28	$1.02
Diluted earnings per share	$0.65	$0.54	$1.20	$0.98

The Company’s 1.5% Convertible Debentures have been included in the calculation of diluted earnings per share for the three and six months ended June 30, 2008 and 2007, since the average market price of the Company’s common stock exceeded the conversion value of the debentures during both periods.  The Company’s 2.5% Convertible Debentures have been included in the calculation of diluted earnings per share for the three and six months ended June 30, 2008 for the same reason.  The 2.5% Convertible Debentures have not been included in the calculation of diluted earnings per share for the three and six months ended June 30, 2007 as the conversion price of the debentures was in excess of the average market price of the Company’s common stock during those periods.  During the three and six months ended June 30, 2008, the Company acquired 755,600 and 2,920,475 treasury shares at an average cost of $50.12 and $47.52 per share, respectively. A total of 640,832 and 1,372,901 treasury shares were issued during the three- and six-month periods ended June 30, 2008, respectively, in satisfaction of stock option exercises and vesting of restricted stock units.

Note 11: Comprehensive Income

The amounts of comprehensive income for the three and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income per Consolidated Condensed Results of Operations	$151,951	$123,228	$278,294	$224,232
Foreign currency translation gain [1]	9,938	23,944	51,824	33,055
Amortization of net prior service credits related to the Company’s pension and postretirement benefit plans, net of tax	(119)	(166)	(237)	(331)
Amortization of net actuarial losses related to the Company’s pension and postretirement benefit plans, net of tax	1,315	2,099	2,629	4,196
Change in fair value of derivatives accounted for as cash flow hedges, net of tax and other	881	2,110	268	2,001
Comprehensive income	$163,966	$151,215	$332,778	$263,153

  1The “Foreign currency translation gain” relates primarily to the Company’s operations in Brazil, Canada, Norway, Luxembourg, France, Germany, Ireland and Italy.

  The components of accumulated other elements of comprehensive income at June 30, 2008 and December 31, 2007 were as follows (in thousands):

	June 30, 2008	December 31, 2007
Accumulated foreign currency translation gain	$216,129	$164,305
Prior service credits, net, related to the Company’s pension and postretirement benefit plans	1,144	1,381
Actuarial losses, net, related to the Company’s pension and postretirement benefit plans	(67,180)	(69,809)
Change in fair value of derivatives accounted for as cash flow hedges, net of tax and other	5,395	5,127
Accumulated other elements of comprehensive income	$155,488	$101,004

Note 12: Contingencies

The Company is subject to a number of contingencies, including environmental matters, litigation and tax contingencies.

Environmental Matters

The Company’s worldwide operations are subject to regulations with regard to air, soil and water quality as well as other environmental matters. The Company, through its environmental management system and active third-party audit program, believes it is in substantial compliance with these regulations. The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the CS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At June 30, 2008, the Company’s consolidated balance sheet included a noncurrent liability of approximately $6,989,000 for environmental matters.

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

The Company has entered into a number of individual settlements and has settled a class action lawsuit. The individual settlements were made in the form of agreements with homeowners that obligated the Company to reimburse them for any estimated decline in the value of their homes at time of sale due to potential buyers’ concerns over contamination or, in the case of some agreements, to purchase the property after an agreed marketing period. All but three of these agreements have been closed out.  In addition, the Company has settled Valice v. Cameron Iron Works, Inc. (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), which was filed and settled as a class action. Pursuant to the settlement, the 258 homeowners in the class are entitled to receive a cash payment of approximately 3% of the 2006 appraised value of their property or reimbursement of any diminution in value of their property due to contamination concerns at the time of any sale. To date, 68 homeowners have elected the cash payment and 21 opted out of the class settlement.

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

The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements, the class action settlement or other actions that have been or may be filed, will not have a material adverse effect on its financial position or results of operations. The Company’s consolidated balance sheet included a liability of $13,164,000 for these matters as of June 30, 2008.

The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At June 30, 2008, the Company’s consolidated balance sheet included a liability of approximately $2,924,000 for such cases, including estimated legal costs. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or cash flow from operations.

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

Tax Contingencies

The Company has legal entities in over 35 countries. As a result, the Company is subject to various tax filing requirements in these countries. The Company prepares its tax filings in a manner which it believes is consistent with such filing requirements. However, some of the tax laws and regulations which the Company is subject to are subject to interpretation and/or judgment. Although the Company believes that the tax liabilities for periods ending on or before the balance sheet date have been adequately provided for in the financial statements, to the extent that a taxing authority believes that the Company has not prepared its tax filings in accordance with the authority’s interpretation of the tax laws/regulations, the Company could be exposed to additional taxes. There were no material changes in the Company’s liabilities for unrecognized tax benefits during the three or six months ended June 30, 2008.

Note 13: Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) APB 14-1 that clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements).  This FSP requires the issuer of a convertible debt instrument within its scope to separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  This standard applies to the Company’s existing 1.5% convertible debentures due 2024 and 2.5% convertible debentures due 2026, totaling in aggregate $738,000,000 at June 30, 2008, as well as certain convertible debentures outstanding in prior periods.  This FSP will be applied retrospectively to all periods presented once it becomes effective January 1, 2009. Due to the potential for future conversions of the Company’s outstanding convertible debentures during the third quarter of 2008 (see Note 14 of the Notes to Consolidated Condensed Financial Statements for additional information), the actual impact on the Company’s Consolidated Balance Sheet as of December 31, 2008 cannot be computed at this time.  However, the Company expects this FSP will have a significant impact on both its debt and equity balances upon adoption.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The Company will provide the level of required disclosures regarding its use of derivative instruments upon adoption of this new standard, effective January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R) and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These two standards must be adopted in conjunction with each other on a prospective basis. The most significant changes to business combination accounting pursuant to SFAS 141R and SFAS 160 are the following: (a) recognize, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity, (b) acquirers’ shares issued in consideration for a business combination will be measured at fair value on the closing date, not the announcement date, (c) recognize contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings, (d) the expensing of all transaction costs as incurred and most restructuring costs, (e) recognition of pre-acquisition loss and gain contingencies at their acquisition date fair values, with certain exceptions, (f) capitalization of acquired in-process research and development rather than expense recognition and (g) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. The Company anticipates these new standards will significantly affect the Company’s accounting for future business combinations following adoption on January 1, 2009.

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

With respect to the January 1, 2008 adoption of SFAS 157, the Company determines the fair value of its outstanding foreign currency forward contracts based on quoted forward exchange rates for the respective currencies applicable to similar instruments (Level 2 observable market inputs as defined in SFAS 157).

Note 14: Subsequent Events

On July 10, 2008, the Company notified the holders of its 1.5% and 2.5% convertible debentures of their rights under the terms of the debentures to request conversion of those debentures during the third quarter of 2008.

As of July 23, 2008, the Company had been notified by holders of $58,790,000 of face value of the 1.5% convertible debentures of their intent to exercise their conversion rights.  As a result, during the third quarter of 2008, the Company currently anticipates repaying 100% of the principal of the debentures to be converted, including accrued but unpaid interest, in cash with the conversion value of the debentures in excess of the principal value to be satisfied through the issuance of additional shares of the Company’s common stock.  Based on an average price of the Company’s common stock during a 10-day period following notification by the holders of the debentures, the Company currently expects to issue an additional 2,306,000 shares during the third quarter of 2008 to satisfy the conversion value of these debentures.  The final amounts ultimately to be recognized during the third quarter of 2008 will be based on the actual amount of debentures submitted for conversion during that time period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical data contained herein, this document includes “forward-looking statements” regarding future market strength, order levels, revenues and earnings of the Company, as well as expectations regarding cash flows, future capital spending and the estimated remaining pension assets and pre-tax settlement charge to be incurred upon final settlement of the Company's obligations under its U.S. defined benefit pension plans, made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from those described in forward-looking statements.  These statements are based on current expectations of the Company’s performance and are subject to a variety of factors, some of which are not under the control of the Company, which can affect the Company’s results of operations, liquidity or financial condition.  Such factors may include overall demand for, and pricing of, the Company’s products; the size and timing of orders; the Company’s ability to successfully execute large subsea and drilling systems projects it has been awarded; the Company’s ability to convert backlog into revenues on a timely and profitable basis; the Company’s ability to successfully implement its capital expenditures program; the impact of acquisitions the Company has made or may make; changes in the price of (and demand for) oil and gas in both domestic and international markets; raw material costs and availability; political and social issues affecting the countries in which the Company does business; fluctuations in currency markets worldwide; and variations in global economic activity.  In particular, current and projected oil and gas prices historically have generally affected customers’ spending levels and their related purchases of the Company’s products and services.  Additionally, changes in oil and gas price expectations may impact the Company’s financial results due to changes in cost structure, staffing or spending levels.  See additional factors discussed in “Factors That May Affect Financial Condition and Future Results” contained herein.

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

SECOND QUARTER 2008 COMPARED TO SECOND QUARTER 2007

Consolidated Results -

The Company’s net income for the second quarter of 2008 totaled $152.0 million, or $0.65 per diluted share, compared to $123.2 million, or $0.54 per diluted share, for the second quarter of 2007.  Higher earnings in each of the Company’s business segments, particularly in the Drilling and Production Systems segment (DPS) where earnings were impacted by higher demand in each of its major product lines, was the primary driver in the 20.4% increase in earnings per share for the three months ended June 30, 2008 compared to the same period in 2007.   Income before income taxes for the DPS, Valves & Measurement (V&M) and Compression Systems (CS) segments is discussed in more detail below.

Revenues

Revenues for the second quarter of 2008 totaled $1.5 billion, an increase of $341.6 million, or 30.0%, from $1.1 billion for the second quarter of 2007.  Nearly 80% of the increase was related to the DPS segment, which was largely impacted by higher revenues in its drilling and subsea product lines.

During the second quarter of 2008, over 55% of the Company’s revenue was reflected in entities with functional currencies other than the U.S. dollar.  In translating these entities’ functional currency income statements to U.S. dollars for consolidation purposes, a decline in the value of the U.S. dollar compared to the applicable functional currency will result in a higher amount of U.S. dollar revenues and costs for the same amount of functional currency revenues and costs.  Accordingly, approximately 10% of the increase in consolidated revenues for the second quarter of 2008 compared to the second quarter of 2007 was attributable to the net effects of a weaker U.S. dollar against these other foreign currencies.    A further discussion of revenues by segment may be found below.

Costs and Expenses

Cost of sales (exclusive of depreciation and amortization) for the second quarter of 2008 totaled $1.1 billion, an increase of $271.1 million, or 34.2%, from $792.1 million for the second quarter of 2007.  Cost of sales as a percent of revenues increased from 69.5% for the three months ended June 30, 2007 to 71.8% for the three months ended June 30, 2008. References to margins in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to Revenues minus Cost of Sales (exclusive of depreciation and amortization) as shown separately on the Company’s Consolidated Condensed Results of Operations statement for the three- and six-month periods ended June 30, 2008 and 2007.  The increase in the ratio of cost of sales to revenues was attributable primarily to (i) a 1.5 percentage-point increase in the ratio on major subsea projects and projects related to oil, gas and water separation applications, which typically carry lower margins as compared to the Company’s base businesses and (ii) an increase in the ratio of certain indirect production costs compared to revenues resulting mainly from higher headcount levels and higher overhead costs associated with the expansion of the Company’s business (approximately a 1.2 percentage-point increase). These increases are partially offset by lower subcontracting costs in the current year (a 0.5 percentage-point decrease).

Selling and administrative expenses for the three months ended June 30, 2008 were $161.9 million as compared to $143.2 million for the three months ended June 30, 2007, an increase of $18.7 million, or 13.0%.  As a percentage of revenues, selling and administrative costs declined from 12.6% for the second quarter of 2007 to 10.9% for the second quarter of 2008.  Excluding the effects of a weaker U.S. dollar against certain other foreign currencies as described below, nearly 75% of the increase was due to higher employee-related costs associated with increased headcount and higher activity levels needed to support the expansion of the Company’s business.  On a consolidated basis, over 12% of the increase for the second quarter of 2008 compared to the same period in 2007 was attributable to the effects of a weaker U.S. dollar against certain other foreign currencies for the same reasons mentioned above.

Depreciation and amortization expense for the second quarter of 2008 was $31.3 million, an increase of $4.2 million from $27.1 million for the second quarter of 2007.  The increase is due largely to higher levels of capital spending for machinery and equipment and the impact of the Company’s new subsea facility in Malaysia, which opened during the second half of 2007.

Interest income totaled $6.4 million for the three months ended June 30, 2008 compared to $6.3 million for the three months ended June 30, 2007.  Interest income for the second quarter of 2008 includes $1.3 million associated with a refund received upon settlement by the Company of an international tax contingency.  This increase has mostly been offset by a decline in short-term interest rates from the second quarter of 2007.

Interest expense was $7.2 million for the three months ended June 30, 2008 compared to $6.0 million for the three months ended June 30, 2007, an increase of $1.2 million.  The increase is due primarily to (i) $1.8 million of additional expense on international obligations, primarily borrowings in the United Kingdom under the Company’s revolving credit agreement, and (ii) $0.6 million associated with the Company’s $750.0 million long-term debt offering in June 2008.  Partially offsetting these increases was a reduction in interest expense of $1.0 million relating to an adjustment of certain tax accruals, including the related interest, to reflect a favorable settlement reached by the Company during the three months ended June 30, 2008 relating to an international tax contingency.

The income tax provision for the three months ended June 30, 2008 was $71.5 million compared to $53.6 million for the three months ended June 30, 2007.  The effective tax rates during the second quarters of 2008 and 2007 were 32.0% and 30.3%, respectively.  The effective tax rate for the second quarter of 2007 reflected the effect of a reduction in income tax expense of $6.5 million due to a decrease in valuation allowances that had previously been established for deferred tax assets.  The reduction in the Company’s valuation allowances was based on changes in facts which occurred during that quarter resulting in the removal of the uncertainty surrounding the future utilization of certain international income tax deductions.  Excluding the impact of this reduction, the effective tax rate for the second quarter of 2008 has declined from the second quarter of 2007 primarily as the result of an increase in the amount of estimated full-year income in lower tax rate jurisdictions in 2008 as compared to 2007.

Segment Results -

DPS Segment

	Quarter Ended June 30,		Increase
(dollars in millions)	2008	2007	$	%
Revenues	$951.8	$682.9	$268.9	39.4%
Income before income taxes	$153.1	$109.3	$43.8	40.1%

DPS segment revenues for the three months ended June 30, 2008 totaled $951.8 million, an increase of $268.9 million, or 39.4%, from $682.9 million for the three months ended June 30, 2007.  A 55% increase in subsea equipment sales and a 33% increase in drilling equipment sales accounted for nearly two-thirds of the increase in the segment’s total revenues for the second quarter of 2008 compared to the second quarter of 2007.  The increase in subsea equipment sales was almost entirely due to increased shipments for major projects offshore West Africa, Egypt, Eastern Canada, Western Australia and Brazil.  Approximately 55% of the increase in drilling equipment sales was due to shipments associated with major deepwater rig construction projects with the remaining increase largely due to higher shipments of blowout preventers (BOPs) for land and jack-up rigs and higher service and repair work.  Surface equipment sales increased 19%, due largely to higher activity levels resulting from robust commodity prices which drove increases in the Asia Pacific/Middle Eastern region, Eastern Europe, the Caspian Sea and the United States.  These increases were partially offset by lower shipments to customers in Latin America and Canada.  Revenues associated with oil, gas and water separation applications increased 115% in the second quarter of 2008 compared to the second quarter of 2007 as various large projects awarded during 2007 reached completion milestones as of June 30, 2008.

Income before income taxes totaled $153.1 million for the three months ended June 30, 2008 compared to $109.3 million for the three months ended June 30, 2007, an increase of $43.8 million, or 40.1%.  Cost of sales as a percent of revenues increased from 72.4% in the second quarter of 2007 to 74.3% in the second quarter of 2008.  The increase in the ratio of cost of sales to revenues was due primarily to (i) a 2.8 percentage-point increase in the ratio on major subsea projects and projects related to oil, gas and water separation applications, as well as a mix shift to more such project related revenues, which typically carry lower margins as compared to the segment’s base businesses, and (ii) an increase in the ratio of certain indirect production costs compared to revenues resulting mainly from higher headcount levels and higher overhead costs associated with the expansion of the segment’s business (approximately a 0.7 percentage-point increase).  These increases were partially offset by (i) improved margins for surface equipment due largely to better pricing (approximately a 0.5 percentage-point decrease) and (ii) lower subcontracting costs (approximately a 1.0 percentage-point decrease).

Selling and administrative expenses for the second quarter of 2008 totaled $74.7 million, an increase of $9.1 million, or 13.9%, from $65.6 million during the comparable period of 2007.  Over 50% of the increase was attributable to higher employee-related costs due mainly to increased headcount levels with the remainder due largely to other costs associated with expansion of the segment’s business.

Depreciation and amortization increased $2.5 million, from $13.8 million for the three months ended June 30, 2007 to $16.3 million for the three months ended June 30, 2008.  The increase was primarily the result of higher depreciation expense associated with increased levels of capital spending in recent periods for new machinery and equipment and a new subsea facility in Malaysia, which opened in the second half of 2007.

V&M Segment

	Quarter Ended June 30,		Increase
(dollars in millions)	2008	2007	$	%
Revenues	$366.9	$315.5	$51.4	16.3%
Income before income taxes	$70.8	$65.1	$5.7	8.8%

Revenues of the V&M segment for the second quarter of 2008 totaled $366.9 million as compared to $315.5 million in the second quarter of 2007, an increase of $51.4 million, or 16.3%.  Over 30% of the increase is attributable to the effects of a weaker U.S. dollar against certain other foreign currencies for the same reasons as mentioned under “Consolidated Results – Revenues” above.  Increases in all product lines contributed to the remaining revenue increase.  Absent the effects of a weaker U.S. dollar, sales of process valves, which accounted for over 40% of the remaining revenue increase, were up 22% as a result of higher demand from domestic and international customers for valves designed for refining, gas processing and storage applications.  Sales of engineered valves increased 7% due largely to higher international pipeline construction project activity.  Sales of distributed products were up 8% based primarily on the strength of demand in the U.S. market.  Additionally, strong demand in the U.S. market led to a 27% increase in measurement product sales in the current year.

Income before income taxes totaled $70.8 million for the second quarter of 2008, an increase of $5.7 million, or 8.8%, compared to $65.1 million for the second quarter of 2007.  Cost of sales as a percent of revenues increased from 64.0% in the second quarter of 2007 to 66.0% in the second quarter of 2008.  The increase in the ratio was due primarily to (i) an increase in indirect manufacturing and production costs, net of absorption, due largely to higher headcount and activity levels needed to support the expansion of the Company’s business, which had the effect of increasing the cost of sales to revenue ratio by 1.3 percentage-points and (ii) higher costs in relation to revenues in the distributed product line due largely to the impact of increased material costs (approximately a 0.7 percentage-point increase).

Selling and administrative expenses for the second quarter of 2008 were $46.1 million, an increase of $5.2 million, or 12.7%, as compared to $40.9 million in the second quarter of 2007.  Excluding the effects of a weaker U.S. dollar against certain other foreign currencies as described below, over 61% of the increase was due to higher employee-related costs associated with increased headcount, largely due to expansion of the segment’s international sales force, and higher activity levels needed to support the expansion of the segment's business, as well as the incremental cost impact of newly acquired businesses.  On a total segment basis, nearly 30% of the increase was attributable to the effects of a weaker U.S. dollar for the same reasons as mentioned under “Consolidated Results – Revenues” above.

Depreciation and amortization increased $0.3 million from $7.5 million in the second quarter of 2007 to $7.8 million in the second quarter of 2008.  The increase was due largely to higher depreciation associated with additional capital spending for new machinery and equipment and higher depreciation of information technology assets.

CS Segment

	Quarter Ended June 30,		Increase
(dollars in millions)	2008	2007	$	%
Revenues	$161.9	$140.6	$21.3	15.2%
Income before income taxes	$25.7	$23.0	$2.7	11.9%

CS segment revenues for the three months ended June 30, 2008 totaled $161.9 million, an increase of $21.3 million, or 15.2%, from $140.6 million for the three months ended June 30, 2007.  Sales of reciprocating compression equipment were up 14% in the second quarter of 2008, which accounted for over 40% of the total increase in the segment’s revenues, while sales of centrifugal compression equipment accounted for the remaining increase, and were up 16% as compared to the second quarter of 2007.  Higher levels of shipments to customers in the Far East and South America largely contributed to a 30% increase in sales of Ajax units and a nearly 76% increase in sales of Superior Compressors in the reciprocating compression product line.  Over 60% of the increase in centrifugal compression equipment sales was due to (i) a 20% increase in shipments of plant air equipment due to strong demand across most product lines, including improved acceptance of a new product line, and (ii) an 11% increase in demand for engineered units primarily for machines designed for engineered air and gas applications.  The remainder of the increase was due to higher activity levels in the centrifugal aftermarket parts and service business.

Income before income taxes for the CS segment totaled $25.7 million for the second quarter of 2008 compared to $23.0 million for the second quarter of 2007, an increase of $2.7 million, or 11.9%.  Cost of sales as a percent of revenues was flat at 69.2% for both quarters.

Selling and administrative expenses for the three months ended June 30, 2008 totaled $20.4 million, an increase of $3.3 million, or 19.2%, from $17.1 million during the comparable period of 2007.  Over 80% of the increase was attributable to higher employee-related costs due mainly to increased headcount levels needed to support expansion of the segment’s business.

Depreciation and amortization increased $0.4 million, from $3.3 million for the second quarter of 2007 to $3.7 million for the second quarter of 2008.  The increase was primarily the result of higher levels of capital spending in recent periods.

Corporate Segment

The Corporate segment’s loss before income taxes was $26.3 million in the second quarter of 2008 as compared to $20.6 million in the second quarter of 2007.

For the three months ended June 30, 2007, a gain of $1.5 million was recognized in the Corporate segment relating to the changing value of the U.S. dollar in relation to short-term intercompany loans the Company has with various foreign subsidiaries that are denominated in currencies other than the U.S. dollar.  No similar size gain was recognized during the three months ended June 30, 2008.

Selling and administrative expenses for the second quarter of 2008 totaled $20.7 million, an increase of $1.1 million, or 5.4%, from $19.6 million during the comparable period of 2007.  The primary reasons for the increase were additional salary and employee incentive costs due to higher headcount and improved company performance.

Depreciation and amortization expense totaled $3.6 million for the three months ended June 30, 2008 as compared to $2.6 million for the same period in 2007, an increase of $1.0 million.  The increase is due primarily to increased amortization from higher capital spending on the Company’s enterprise-wide information technology assets as well as additional amortization of certain other acquired intangible assets.

Increases in interest income and interest expense during the second quarter of 2008 as compared to the same period in 2007 are discussed in “Consolidated Results” above.

ORDERS

Orders were as follows (dollars in millions):

	Quarter Ended June 30,		Increase
	2008	2007	$	%
DPS	$1,165.9	$828.6	$337.3	40.7%
V&M	418.6	345.6	73.0	21.1%
CS	217.3	139.9	77.4	55.3%
	$1,801.8	$1,314.1	$487.7	37.1%

Orders for the second quarter of 2008 increased $487.7 million, or 37.1%, from the second quarter of 2007.

Orders in the DPS segment for the second quarter of 2008 totaled $1.2 billion, an increase of 40.7% from $828.6 million in the second quarter of 2007. Orders for drilling, subsea and surface equipment were up 184%, 46%, and 14%, respectively. Drilling equipment orders increased primarily as a result of two large awards for new deepwater rig construction projects totaling nearly $150 million in the second quarter of 2008. The increase in subsea equipment orders was due largely to new awards for major projects offshore West Africa, Eastern Canada and Brazil.  Surface equipment orders increased in North America and the Asia Pacific/Middle East region mainly as a result of higher activity levels resulting from robust commodity prices.  Orders for oil, gas and water separation applications were down 63% in the second quarter of 2008 as compared to the same period in 2007 primarily as a result of two large awards received in the second quarter of 2007 that did not repeat in 2008.

The V&M segment had orders of $418.6 million in the second quarter of 2008, an increase of 21.1% from $345.6 million in the comparable period of 2007 as a result of an increase in orders across all product lines in 2008.  Distributed product orders were up 39% due to higher activity levels resulting from robust commodity prices. Orders for engineered products increased 17% due to a significant order received in the second quarter of 2008 relating to a new pipeline construction project in the Middle East.  Process orders were up 11% reflecting strong demand for valves for use in aviation fuel and ethanol storage applications as well as gas processing and refinery applications.  Higher activity levels in the United States and new service locations in the United States and in the Far East led to an 14% increase in aftermarket orders.  Additionally, stronger activity levels in the United States also drove a 26% increase in demand for measurement equipment during the second quarter of 2008 as compared to the second quarter of 2007.

Orders in the CS segment for the second quarter of 2008 totaled $217.3 million, an increase of 55.3% from $139.9 million in the second quarter of 2007. Reciprocating equipment orders were up 26% in the second quarter of 2008 compared to the second quarter of 2007 largely due to a 163% increase in Ajax orders and an 89% increase in orders for Superior compressors mainly from domestic packagers.  Centrifugal equipment orders increased 82% primarily as a result of (i) a 110% increase in awards largely from European customers for equipment designed for air separation applications as well as engineered air and gas compression units and (ii) a 79% increase in demand for plant air equipment from Asia and European customers.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

Consolidated Results -

The Company’s net income for the six months ended June 30, 2008 totaled $278.3 million, or $1.20 per diluted share, compared to $224.2 million, or $0.98 per diluted share, in the six months ended June 30, 2007.  Higher earnings in each of the Company’s business segments driven by strong demand for the Company’s products was the primary driver in the 22.4% increase in earnings per share for the first six months of 2008 as compared to the same period last year.  Income before income taxes for the DPS, V&M and CS segments is discussed in more detail below.

Revenues

Revenues for the six months ended June 30, 2008 totaled $2.8 billion, an increase of $683.8 million, or 32.0%, from $2.1 billion for the six months ended June 30, 2007.  Approximately 76% of the increase was related to the DPS segment, which was largely impacted by higher revenues in the segment’s drilling and subsea product lines.

For the first six months of 2008, over 55% of the Company’s revenue was reflected in entities with functional currencies other than the U.S. dollar.  As described previously, in translating these entities’ functional currency income statements to U.S. dollars for consolidation purposes, a decline in the value of the U.S. dollar compared to the applicable functional currency will result in a higher amount of U.S. dollar revenues and costs for the same amount of functional currency revenues and costs.  Accordingly, approximately 6% of the consolidated increase in revenues for the first six months of 2008 compared to the first six months of 2007 was attributable to the net effects of a weaker U.S. dollar against these other foreign currencies.  A further discussion of revenues by segment may be found below.

Costs and Expenses

Cost of sales (exclusive of depreciation and amortization) for the first six months of 2008 totaled $2.0 billion, an increase of $542.6 million, or 36.5%, from $1.5 billion in the first six months of 2007.  Cost of sales as a percent of revenues increased from 69.6% for the six months ended June 30, 2007 to 71.9% for the six months ended June 30, 2008.  The increase in the ratio of cost of sales to revenues was attributable primarily to (i) a 2.2 percentage-point increase in the ratio on major subsea projects, as well as a change in sales mix, primarily to more sales of drilling, subsea and other project-related equipment in the DPS segment, which typically carry lower margins as compared to the Company’s base businesses, and (ii) an increase in the ratio of certain indirect production costs compared to revenues resulting mainly from higher headcount levels and higher overhead costs associated with the expansion of the Company’s business (approximately a 0.3 percentage-point increase).  These increases are partially offset by a decline in the provision for obsolete inventory as strong activity levels in the current year have resulted in consumption of previously slow-moving inventory (a 0.2 percentage-point decrease).

Selling and administrative expenses for the six months ended June 30, 2008 were $319.2 million as compared to $269.3 million for the six months ended June 30, 2007, an increase of $49.9 million, or 18.5%.  As a percentage of revenues, selling and administrative costs declined from 12.6% for the first six months of 2007 to 11.3% for the first six months of 2008.  Excluding the effects of a weaker U.S. dollar against certain other foreign currencies as described below, nearly two-thirds of the increase was attributable to higher employee-related costs associated with increased headcount and higher activity levels needed to support the expansion of the Company’s business.  Additionally, a charge taken in the first six months of 2008 related to a dispute on an historical acquisition, additional third-party consulting fees and higher litigation costs and additional non-cash stock compensation expense added $12.7 million in incremental costs during the first six months of 2008.  On a consolidated basis, over 9% of the increase for the first six months of 2008 compared to the same period in 2007 was attributable to the effects of a weaker U.S. dollar against certain other foreign currencies for the same reasons mentioned above.

Depreciation and amortization expense for the first six months of 2008 was $63.2 million, an increase of $10.2 million from $53.0 million for the first six months of 2007.  Amortization expense increased $2.1 million, primarily related to acquired intangibles from a recent acquisition.  Depreciation expense increased $8.1 million due largely to higher levels of capital spending for machinery and equipment and the impact of the Company’s new subsea facility in Malaysia, which opened during the second half of 2007.

Interest income totaled $12.5 million for the six months ended June 30, 2008 compared to $17.3 million for the six months ended June 30, 2007.  The decrease is primarily due to a decline in short-term interest rates from the first six months of 2007 and a slightly lower level of invested cash balances during the first six months of 2008 compared to the same period in 2007.  Interest income for the first six months of 2008 also includes $1.3 million associated with a refund received upon settlement by the Company of an international tax contingency.

Interest expense was $12.2 million for the first six months of 2008 compared to $12.8 million for the first six months of 2007, a decrease of $0.6 million.  Interest expense was reduced by $1.0 million as certain tax accruals, including the related interest, were adjusted to reflect the favorable settlement reached by the Company of an international tax contingency as mentioned above.  Additionally, the first six months of 2008 were favorably impacted by the absence of approximately $2.1 million of interest recognized in the first six months of 2007 relating to $200.0 million of 2.65% senior notes that were repaid in April 2007.  These amounts were partially offset by (i) $2.4 million of additional expense on international obligations, primarily borrowings in the United Kingdom under the Company’s revolving credit agreement, and (ii) $0.6 million associated with the Company’s $750.0 million long-term debt offering in June 2008.

The income tax provision for the six months ended June 30, 2008 was $131.0 million compared to $108.0 million for the six months ended June 30, 2007.  The effective tax rates during the first six months of 2008 and 2007 were 32.0% and 32.5%, respectively.  The effective tax rate for the first six months of 2007 reflected the effect of a reduction in income tax expense of $6.5 million due to a decrease in valuation allowances that had previously been established for deferred tax assets.  The reduction in the Company’s valuation allowances was based on changes in facts which occurred during that period resulting in the removal of the uncertainty surrounding the future utilization of certain international income tax deductions.  Excluding the impact of this reduction, the effective tax rate for the first six months of 2008 has declined from the first six months of 2007 primarily as the result of an increase in the amount of estimated full-year income in lower tax rate jurisdictions in 2008 as compared to 2007.

Segment Results -

DPS Segment

	Six Months Ended June 30,		Increase
(dollars in millions)	2008	2007	$	%
Revenues	$1,816.6	$1,296.6	$520.0	40.1%
Income before income taxes	$282.2	$212.7	$69.5	32.6%

DPS segment revenues for the six months ended June 30, 2008 totaled $1.8 billion, an increase of $520.0 million, or 40.1%, from $1.3 billion for the six months ended June 30, 2007.  A 50% increase in subsea equipment sales and a 52% increase in drilling equipment sales accounted for over 70% of the increase in the segment’s total revenues year over year.  The increase in subsea equipment sales was almost entirely due to increased shipments for major projects offshore West Africa, Egypt, Eastern Canada, Western Australia and the Gulf of Mexico.  Nearly two-thirds of the increase in drilling equipment sales was due to shipments associated with major deepwater rig construction projects with the remaining increase largely due to higher shipments of blowout preventers (BOPs) for land and jack-up rigs.  Surface equipment sales increased 18% largely due to higher activity levels resulting from robust commodity prices which drove increases in the Asia Pacific/Middle Eastern region, Eastern Europe and the United States.  These increases were partially offset by lower shipments to customers in Latin America.  Revenues associated with oil, gas and water separation applications increased 68% in the first six months of 2008 compared to the first six months of 2007 as various large projects awarded in the second half of 2007 were nearing completion as of June 30, 2008.

Income before income taxes totaled $282.2 million for the six months ended June 30, 2008 compared to $212.7 million for the six months ended June 30, 2007, an increase of $69.5 million, or 32.6%.  Cost of sales as a percent of revenues increased from 72.0% in the first six months of 2007 to 74.5% for the first six months of 2008.  The increase in the ratio of cost of sales to revenues was due primarily to (i) a 3.0 percentage-point increase in the ratio on major subsea projects, as well as a mix shift to a higher percentage of drilling and subsea project revenues, which typically carry lower margins as compared to the segment’s base businesses, and (ii) increased costs in the drilling product line, primarily associated with certain lower-margin aftermarket services provided (approximately a 0.3 percentage-point increase).   These increases were partially offset by (i) improved margins in the surface product line due to better aftermarket service personnel utilization and increased parts sales (approximately a 0.2 percentage-point decrease) and (ii) the application of relatively fixed manufacturing overhead to a larger revenue base (approximately a 0.4 percentage-point decrease).

Selling and administrative expenses for the first six months of 2008 totaled $147.1 million, an increase of $23.5 million, or 19.0%, from $123.6 million during the comparable period of 2007.  Over 50% of the increase was attributable to higher employee-related costs due mainly to increased headcount levels with the remainder due largely to higher facility and other support costs related to expansion of the segment’s business.

Depreciation and amortization increased $6.9 million, from $27.0 million for the first six months of 2007 to $33.9 million for the first six months of 2008.  The increase was primarily the result of higher amortization of recently acquired intangible assets as well as higher depreciation expense associated with increased levels of capital spending in recent periods for new machinery and equipment and a new subsea facility in Malaysia, which opened in the second half of 2007.

V&M Segment

	Six Months Ended June 30,		Increase
(dollars in millions)	2008	2007	$	%
Revenues	$711.4	$611.4	$100.0	16.4%
Income before income taxes	$137.1	$126.9	$10.2	8.0%

Revenues of the V&M segment for the six months ended June 30, 2008 totaled $711.4 million as compared to $611.4 million for the six months ended June 30, 2007, an increase of $100.0 million, or 16.4%.  Nearly one-third of the increase was attributable to the effects of a weaker U.S. dollar against certain other foreign currencies for the same reasons as mentioned under “Consolidated Results – Revenues” above.  Increases in all product lines contributed to the remaining revenue increase.  Absent the effects of a weaker U.S. dollar, sales of engineered valves, which accounted for almost one-half of the remaining revenue increase, were up 19% compared to last year due to higher international pipeline construction project activity.  Sales of distributed products increased 7% and aftermarket sales were up 15% based primarily on the strength of demand in the U.S. market.  Process valve shipments increased 12% due to greater demand for valves both domestically and internationally to be used in refining, gas processing and storage applications.  Measurement product sales were up 26% in the first six months of 2008 compared to the first six months of 2007 due to higher demand for equipment to be used in nuclear applications, higher U.S. market activity and the impact of newly acquired product offerings.

Income before income taxes totaled $137.1 million for the first six months of 2008, an increase of $10.2 million, or 8.0%, compared to $126.9 million for the first six months of 2007.  Cost of sales as a percent of revenues increased from 64.3% in the first half of 2007 to 66.1% in the first half of 2008.  The increase in the ratio was due primarily to a 1.8 percentage-point increase in the ratio of certain indirect production costs compared to revenues resulting mainly from higher headcount levels and higher overhead costs associated with the expansion of the segment’s business.

Selling and administrative expenses for the six months ended June 30, 2008 were $88.2 million, an increase of $11.6 million, or 15.1%, as compared to $76.6 million for the six months ended June 30, 2007.  Excluding the effects of a weaker U.S. dollar against certain other foreign currencies as described below, nearly 63% of the increase in selling and administrative expenses was due to higher employee-related costs, largely as a result of higher employment levels and the incremental cost impact of newly acquired entities.  Over one-fourth of the remaining increase was attributable to the effects of a weaker U.S. dollar for the same reasons mentioned under “Consolidated Results – Revenues” above.

Depreciation and amortization increased $0.8 million from $14.8 million in the first half of 2007 to $15.6 million in the first half of 2008.  The increase was due largely to increased capital spending levels for new machinery and equipment in recent periods and higher allocated depreciation for Company-wide information technology assets.

CS Segment

	Six Months Ended June 30,		Increase
(dollars in millions)	2008	2007	$	%
Revenues	$291.8	$228.1	$63.7	28.0%
Income before income taxes	$44.4	$30.3	$14.1	46.7%

CS segment revenues for the six months ended June 30, 2008 totaled $291.8 million, an increase of $63.7 million, or 28.0%, from $228.1 million for the six months ended June 30, 2007.  Sales of reciprocating compression equipment were up 19% in the first six months of 2008, which accounted for over one-third of the total increase in the segment’s revenues, while sales of centrifugal compression equipment accounted for the remaining increase, and were up 39% as compared to the first six months of 2007.  Higher levels of shipments to customers in the U.S., the Far East and South America largely contributed to a 38% increase in sales of Ajax units and a nearly 70% increase in sales of Superior compressors in the reciprocating compression product line.  Nearly 60% of the increase in centrifugal compression equipment sales was due to a 42% increase in demand for engineered units across all custom product lines, including machines designed for engineered air, gas and air separation applications.  Strong order levels during the latter part of 2007 and the first quarter of 2008 also contributed to 36% increase in shipments of plant air equipment during the first six months of 2008 as compared to the same period in 2007.

Income before income taxes for the CS segment totaled $44.4 million for the six months ended June 30, 2008 compared to $30.3 million for the six months ended June 30, 2007, an increase of $14.1 million, or 46.7%.  Cost of sales as a percent of revenues declined from 69.9% in the first six months of 2007 to 69.3% for the first six months of 2008.  The improvement in the ratio was due primarily to a decline in the provision for obsolete inventory as strong activity levels in the current year have resulted in consumption of previously slow-moving inventory (a 0.6 percentage-point decrease).

Selling and administrative expenses for the first six months of 2008 totaled $37.9 million, an increase of $6.1 million, or 19.2%, from $31.8 million during the comparable period of 2007.  Over 90% of the increase was attributable to higher employee-related costs due mainly to increased headcount levels needed to support expansion of the segment’s business.

Depreciation and amortization increased $0.7 million, from $6.6 million for the first six months of 2007 to $7.3 million for the first six months of 2008.  The increase was primarily the result of higher levels of capital spending in recent periods.

Corporate Segment

The Corporate segment’s loss before income taxes was $54.4 million in the first six months of 2008 as compared to $37.7 million in the first six months of 2007.

Included in the Corporate segment’s results for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was an increased loss of $2.5 million relating to the changing value of the U.S. dollar in relation to short-term intercompany loans the Company has with various foreign subsidiaries that are denominated in currencies other than the U.S. dollar.

Selling and administrative expenses for the first six months of 2008 totaled $45.9 million, an increase of $8.6 million, or 23.2%, from $37.3 million during the comparable period of 2007.  The primary reasons for the increase were (i) a $3.6 million charge in the first six months of 2008 related to a dispute on an historical acquisition, (ii) $3.3 million of additional salary and employee incentive costs due to higher headcount levels and improved company performance and (iii) $1.8 million of additional non-cash stock compensation expense.   Additionally, during the first six months of 2008, the Company recorded a $5.8 million reduction in expense relating to one of its non-U.S. defined benefit pension plans.  A similar reduction in expense was recorded in the first six months of 2007 relating to another of the Company’s non-U.S. defined benefit pension plans.

Depreciation and amortization expense totaled $6.4 million for the six months ended June 30, 2008 as compared to $4.6 million for the same period in 2007, an increase of $1.8 million.  The increase is due primarily to increased amortization from higher capital spending on the Company’s enterprise-wide information technology assets as well as additional amortization of certain other acquired intangible assets.

The decreases in interest income and interest expense during the first six months of 2008 as compared to the same period in 2007 are discussed in “Consolidated Results” above.

ORDERS & BACKLOG

Orders were as follows (dollars in millions):

	Six Months Ended June 30,		Increase
	2008	2007	$	%
DPS	$2,565.6	$1,558.1	$1,007.5	64.7%
V&M	785.1	700.3	84.8	12.1%
CS	405.6	307.0	98.6	32.1%
	$3,756.3	$2,565.4	$1,190.9	46.4%

  Orders for the first six months of 2008 were up $1.2 billion, or 46.4%, from $2.6 billion for the first six months of 2007 to $3.8 billion for the six months ended June 30, 2008.

  DPS segment orders for the first six months of 2008 totaled $2.6 billion, up 64.7% from $1.6 billion for the first six months of 2007. Subsea equipment orders increased 165% due primarily to a $673 million award from Total SA for the Usan project offshore West Africa, as well as awards received for certain other large projects offshore Brazil and Eastern Canada during the first half of 2008. Drilling equipment orders were up 66% during the first half of 2008 as compared to the same period in 2007 due to various large awards received for new deepwater rig construction projects.   Surface equipment orders increased 10% due largely to higher commodity prices and activity levels in North America and the Asia Pacific region. Orders for oil, gas and water separation applications were down 48% in the first half of 2008 as compared to the same period in 2007 primarily due to certain large awards received in the first six months of 2007 that did not repeat in 2008.

  The V&M segment had orders of $785.1 million in the first half of 2008, an increase of $84.8 million, or 12.1%, from $700.3 million in the comparable period of 2007. Orders for distributed products and aftermarket parts and services were up 30% and 25%, respectively, due mainly to higher activity levels in North America. Process valve orders increased 18% due to strong demand for equipment designed for gas processing, storage and refinery applications. Strength in the U.S. market and demand from nuclear customers led to a 25% increase in orders for measurement equipment during the first half of 2008. Finally, orders for engineered valves were mostly flat in the first half of 2008 as compared to the same period in 2007.

  Orders in the CS segment for the first half of 2008 totaled $405.6 million, up $98.6 million, or 32.1%, from $307.0 million in the first six months of 2007. Reciprocating orders were up 11% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due primarily to (i) a 53% increase in orders for Superior compressors from customers in the United States, South America and the Far East, largely reflecting the impact of higher activity levels resulting from robust natural gas prices in the current year, and (ii) a 41% increase in demand for Ajax units mainly from customers in the Far East.  Centrifugal orders increased 52% in the first half of 2008 as compared to the same period in 2007 due to (i) a 63% increase in demand for machines designed to meet customers’ air separation, engineered air and gas compression needs and (ii) a 35% increase in demand for plant air equipment mainly from customers in North America, Europe and Asia.

  Backlog was as follows (dollars in millions):

	June 30, 2008	December 31, 2007	Increase
DPS	$3,960.9	$3,203.0	$757.9
V&M	768.5	685.2	83.3
CS	488.1	380.1	108.0
	$5,217.5	$4,268.3	$949.2

Liquidity and Capital Resources

  The Company’s cash and cash equivalents increased by $794.2 million to $1.5 billion at June 30, 2008 as compared to $739.9 million at December 31, 2007. The main reasons for the increase were positive cash flow from operations of $249.4 million, net proceeds after issuance costs of approximately $742.4 million received from the Company’s issuance of senior notes in June 2008 (see Note 7 of the Notes to the Consolidated Condensed Financial Statements for additional information) and borrowings primarily under the Company’s multicurrency revolving line of credit totaling approximately $80.3 million.  These cash inflows more than offset cash outflows from (i) the purchase of treasury stock at a cash cost of $154.5 million, (ii) the acquisition of certain assets and liabilities of three businesses during the first six months of 2008 totaling $57.5 million and (iii) capital expenditures of $96.0 million.

  During the first six months of 2008, the Company generated $249.4 million of cash from operations as compared to $54.3 million for the same period in 2007. The primary reasons for the increase were the higher level of earnings in 2008 and a moderation in the increase in working capital during the first half of 2008 as compared to the first half of 2007.  Net income for the first six months of 2008 totaled $278.3 million, an increase of $54.1 million from the comparable period in 2007.  Cash totaling approximately $110.6 million was utilized in the first half of 2008 to increase working capital, compared to $248.9 million utilized during the same period in 2007.  The increase in working capital in the first half of 2008 primarily reflected higher levels of receivables due to strong revenue growth and an increase in inventory levels and accounts payable and accrued liabilities as a result of higher backlog and orders.  Backlog increased approximately $949.2 million, or 22.2%, from December 31, 2007 and orders increased approximately $1.2 billion, or 46.4%, during the six months ended June 20, 2008 as compared to the same period in 2007.  An increased investment in inventory, higher receivables and higher income tax payments, partially offset by higher accounts payable and accrued liabilities, accounted for a majority of the cash utilized to increase working capital during the first half of 2007.

  The Company utilized $152.6 million of cash for investing activities during the first six months of 2008 as compared to $180.0 million during the same period in 2007. Approximately $96.0 million of cash was spent for capital expenditures in the first six months of 2008 compared to $108.0 million in the first six months of 2007.  Additionally, $57.5 million of cash was utilized in the first half of 2008 in connection with the acquisition of certain assets and liabilities of three businesses (see Note 2 of the Notes to the Consolidated Condensed Financial Statements for additional information).

  During the first six months of 2008, the Company’s financing activities generated $689.5 million of cash compared to $445.2 million of cash utilized during the first six months of 2007. During June 2008, the Company received net proceeds after issuance costs totaling approximately $742.4 million from issuance of senior notes with maturities of 10 and 30 years.  Short-term borrowings of $80.3 million were also made during the six months ended June 30, 2008, most of which was drawn under the Company’s $585.0 million multicurrency revolving credit facility by the Company’s operations in the United Kingdom for working capital purposes. Additionally, the Company spent $154.5 million of cash in the first six months of 2008 to acquire treasury stock as compared to $277.4 million spent in the first six months of 2007.  Also, during the first six months of 2007, the Company repaid $200.0 million of 2.65% senior notes upon maturity in April 2007.

  The Company expects to spend an estimated $270.0 million for capital equipment and facilities during 2008 in connection with its program of improving manufacturing efficiency and expanding capacity.  The Company currently has underway a $63.5 million expansion of its manufacturing operations in Romania to increase the Company’s capacity for high-pressure, high-specification wellheads and trees for the surface equipment markets, particularly in Europe, Africa, Russia and the Mediterranean and Caspian Seas.  The majority of expenditures for this new facility will occur in 2008.  Cash on hand and future expected operating cash flows will be utilized to fund the remainder of the Company’s 2008 capital spending program.

  On a longer-term basis, the Company issued $450.0 million of 6.375% 10-year Senior Notes and $300.0 million of 7.0% 30-year Senior Notes in June 2008. The Company also has outstanding $238.0 million of 1.5% convertible debentures in addition to $500.0 million of 2.5% convertible debentures. Holders of the 1.5% convertible debentures could require the Company to redeem them beginning in May 2009.  Holders of the Company’s 2.5% convertible debentures could also require the Company to redeem them beginning in June 2011.

As described more fully in Note 14 of the Notes to the Consolidated Condensed Financial Statements, the Company notified the holders of its 1.5% and 2.5% convertible debentures of their rights under the terms of the debentures to request conversion of those debentures during the third quarter of 2008.  As of July 23, 2008, holders of $58.8 million face value of the 1.5% convertible debentures notified the Company of their intent to exercise their conversion rights.  Accordingly, the Company anticipates repaying 100% of the principal of the debentures to be converted, including accrued but unpaid interest, utilizing available cash on hand during the third quarter of 2008.  Additionally, during the third quarter of 2008, the conversion value of the debentures in excess of the principal value will be satisfied through the issuance of additional shares of the Company’s common stock, currently estimated to be approximately 2.3 million shares.  The final amounts ultimately to be recognized during the third quarter of 2008 will be based on the actual amount of debentures submitted for conversion during that time period.  The Company believes, based on its current financial condition, existing backlog levels and current expectations for future market conditions, that it will be able to meet its short- and longer-term liquidity needs with existing cash balances on hand, cash generated from future operating activities and amounts available under its $585.0 million five-year multicurrency revolving credit facility, expiring April 14, 2013.

It is expected that the Company will finalize the settlement of its remaining obligations under its U.S. defined benefit pension plans during the fourth quarter of 2008.  Following settlement, the Company currently anticipates that approximately $3.0 million of pension assets will remain.  These assets will be used by the Company to fund its future matching obligations under its remaining U.S. defined contribution plans.  A final pre-tax settlement charge of $31.0 million is currently expected in the fourth quarter of 2008 as payments are made to beneficiaries under the defined benefit pension plans.  These estimates are based on current expectations of future market and interest rate conditions and are subject to change until the time the final settlement occurs.

Factors That May Affect Financial Condition and Future Results

The inability of the Company to deliver its backlog on time could affect the Company’s future sales and profitability and its relationships with its customers.

At June 30, 2008, the Company’s backlog was $5.2 billion, a record level for the Company. The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Many of the contracts the Company enters into with its customers require long manufacturing lead times and contain penalty or incentive clauses relating to on-time delivery. A failure by the Company to deliver in accordance with customer expectations could subject the Company to financial penalties or loss of financial incentives and may result in damage to existing customer relationships. Additionally, the Company bases its earnings guidance to the financial markets on expectations regarding the timing of delivery of product currently in backlog. Failure to deliver backlog in accordance with expectations could negatively impact the Company’s financial performance and thus cause adverse changes in the market price of the Company’s outstanding common stock and other publicly-traded financial instruments.

The Company has embarked on a significant capital expansion program.

The Company’s capital expenditures totaled $96.0 million for the six months ended June 30, 2008.  For 2008, the Company expects full-year capital expenditures of approximately $270.0 million to continue its program of upgrading its machine tools, manufacturing technologies, processes and facilities in order to improve its efficiency and address current and expected market demand for the Company’s products. To the extent this program causes disruptions in the Company’s plants, or the needed machine tools or facilities are not delivered and installed or in use as currently expected, the Company’s ability to deliver existing or future backlog may be negatively impacted. In addition, if the program does not result in the expected efficiencies, future profitability may be negatively impacted.

Execution of subsea systems projects exposes the Company to risks not present in its surface business.

This market is significantly different from the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project, (iv) often involve the application of existing technology to new environments and in some cases, new technology, and (v) may require manufacturing and other activities in underdeveloped parts of the world. These projects accounted for approximately 12.3% of total revenues for the six months ended June 30, 2008. To the extent the Company experiences difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted. As of June 30, 2008, the Company had a subsea systems project backlog of approximately $1.6 billion.

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

In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into foreign currency forward contracts to hedge specific large anticipated receipts or payments in currencies for which the Company does not traditionally have fully offsetting local currency expenditures or receipts.  The Company was party to a number of long-term foreign currency forward contracts at June 30, 2008.  The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling or valve contracts involving the Company’s United States operations and its wholly-owned subsidiaries in Brazil, Ireland, Italy, Romania, Singapore and the United Kingdom.  Information relating to the contracts, which have been accounted for as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and the fair values recorded in the Company’s Consolidated Balance Sheets at June 30, 2008 follows:

	Year of Contract Expiration
(amounts in millions except exchange rates)	2008	2009	2010	2011	Total
Sell USD/Buy GBP:
Notional amount to sell (in U.S. dollars)	$89.1	$116.0	$37.8	$2.3	$245.2
Average USD to GBP contract rate	1.9498	1.9238	1.8932	1.8721	1.9278
Average USD to GBP forward rate at June 30, 2008	1.9776	1.9451	1.9064	1.8840	1.9501

Fair value at June 30, 2008 in U.S. dollars					$2.9

Sell USD/Buy BRL:
Notional amount to sell (in U.S. dollars)	13.2	19.1	—	—	32.3
Average BRL to USD contract rate	1.8501	1.9408	—	—	1.9038
Average BRL to USD forward rate at June 30, 2008	1.6401	1.7500	—	—	1.7051

Fair value at June 30, 2008 in U.S. dollars					$1.6

Sell RON/Buy USD:
Notional amount to sell (in RON)	38.2	9.5	—	—	47.7
Average USD to RON contract rate	0.4213	0.4000	—	—	0.4170
Average USD to RON forward rate at June 30, 2008	0.4268	0.4133	—	—	0.4241

Fair value at June 30, 2008 in U.S. dollars					$0.1

Buy Euro/Sell USD:
Notional amount to buy (in euros)	71.5	60.5	12.8	—	144.8
Average USD to EUR contract rate	1.5194	1.5162	1.5248	—	1.5185
Average USD to EUR forward rate at June 30, 2008	1.5684	1.5504	1.5330	—	1.5578

Fair value at June 30, 2008 in U.S. dollars					$5.4

Buy Euro/Sell GBP:
Notional amount to buy (in euros)	18.9	40.7	8.1	0.7	68.4
Average EUR to GBP contract rate	1.2595	1.3359	1.2417	1.2316	1.3012
Average EUR to GBP forward rate at June 30, 2008	1.2608	1.2552	1.2430	1.2342	1.2550

Fair value at June 30, 2008 in U.S. dollars					$(0.1)

Buy NOK/Sell GBP:
Notional amount to buy (in Norwegian krone)	23.1	23.1	—	—	46.2
Average NOK to GBP contract rate	10.2333	10.2786	—	—	10.2559
Average NOK to GBP forward rate at June 30, 2008	10.1625	10.1994	—	—	10.1809

Fair value at June 30, 2008 in U.S. dollars					$0.1

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

The fair values of the 6.375% 10-year Senior Notes and the 7.0% 30-year Senior Notes are principally dependent on prevailing interest rates. The fair values of the 1.5% and 2.5% convertible debentures are principally dependent on both prevailing interest rates and the Company’s current share price as it relates to the initial conversion price of the respective instruments.

The Company has various other short- and long-term borrowings, but believes that the impact of changes in interest rates in the near term will not be material to these instruments.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Except as noted below, there were no material changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008.

On February 21, 2008, the Board of Directors approved the election, effective April 1, 2008, of Jack B. Moore as Chief Executive Officer, Charles M. Sledge as Chief Financial Officer, and Christopher A. Krummel as Vice President, Chief Accounting Officer and Controller of the Company. Additionally, Richard A. Steans was appointed as Vice President, Finance of DPS, succeeding Steven P. Beatty who retired effective March 31, 2008. Jeffrey G. Altamari, previously Vice President, Finance of CS, replaced Mr. Steans as Vice President, Finance of V&M effective March 31, 2008.  Mr. Altamari was replaced as Vice President, Finance of CS by Greg L. Boane during the second quarter of 2008.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to a number of contingencies, including environmental matters, litigation and tax contingencies.

Environmental Matters

The Company’s worldwide operations are subject to regulations with regard to air, soil and water quality as well as other environmental matters. The Company, through its environmental management system and active third-party audit program, believes it is in substantial compliance with these regulations. The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the CS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At June 30, 2008, the Company’s consolidated balance sheet included a noncurrent liability of approximately $7.0 million for environmental matters.

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

The Company has entered into a number of individual settlements and has settled a class action lawsuit. The individual settlements were made in the form of agreements with homeowners that obligated the Company to reimburse them for any estimated decline in the value of their homes at time of sale due to potential buyers’ concerns over contamination or, in the case of some agreements, to purchase the property after an agreed marketing period. All but three of these agreements have been closed out.  In addition, the Company has settled Valice v. Cameron Iron Works, Inc. (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), which was filed and settled as a class action. Pursuant to the settlement, the 258 homeowners in the class are entitled to receive a cash payment of approximately 3% of the 2006 appraised value of their property or reimbursement of any diminution in value of their property due to contamination concerns at the time of any sale. To date, 68 homeowners have elected the cash payment and 21 opted out of the class settlement.

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

The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements, the class action settlement or other actions that have been or may be filed, will not have a material adverse effect on its financial position or results of operations. The Company’s consolidated balance sheet included a liability of $13.2 million for these matters as of June 30, 2008.

The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At June 30, 2008, the Company’s consolidated balance sheet included a liability of approximately $2.9 million for such cases, including estimated legal costs. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or cash flow from operations.

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

Tax Contingencies

The Company has legal entities in over 35 countries. As a result, the Company is subject to various tax filing requirements in these countries. The Company prepares its tax filings in a manner which it believes is consistent with such filing requirements. However, some of the tax laws and regulations which the Company is subject to are subject to interpretation and/or judgment. Although the Company believes that the tax liabilities for periods ending on or before the balance sheet date have been adequately provided for in the financial statements, to the extent that a taxing authority believes that the Company has not prepared its tax filings in accordance with the authority’s interpretation of the tax laws/regulations, the Company could be exposed to additional taxes. There were no material changes in the Company’s liabilities for unrecognized tax benefits during the three or six months ended June 30, 2008.

Item 1A. Risk Factors

The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 24 – 27 of this quarterly report on Form 10-Q is incorporated herein by reference.

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

Purchases pursuant to the 30,000,000-share Board authorization may be made by way of open market purchases, directly or indirectly, for the Company’s own account or through commercial banks or financial institutions and by the use of derivatives such as a sale or put on the Company’s common stock or by forward or economically equivalent transactions. Shares of common stock purchased and placed in treasury during the three months ended June 30, 2008 under the Board’s two authorization programs described above are as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of all repurchase programs (a)	Maximum number of shares that may yet be purchased under all repurchase programs (b)
4/1/08 – 4/30/08	—	—	20,743,502	11,826,057
5/1/08 – 5/31/08	525,000	$48.60	21,268,502	11,209,460
6/1/08 – 6/30/08	230,600	$53.56	21,499,102	10,939,985
Total	755,600	$50.12	21,499,102	10,939,985

____________

(a)	All share purchases during the three months ended June 30, 2008 were done through open market transactions.

(b)	At June 30, 2008, 939,985 shares are yet to be purchased under the $250,000,000 Board authorization, based on the closing price of the Company’s common stock at that date of $55.35 per share.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held in Houston, Texas on May 14, 2008 for the purpose of (1) electing three Directors and (2) ratifying the appointment of independent registered public accountants for 2008. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation.  Results of the stockholder voting were as follows:

	Number of Shares
Election of Directors	For	Against	Abstaining / Withheld	Broker non-Votes
Peter J. Fluor	98,806,267	—	98,144,719	—
Jack B. Moore	174,545,238	—	17,405,748	—
David Ross III	93,656,145	—	98,294,841	—
Ratify the appointment of independent registered public accountants for 2008	187,123,592	3,358,265	1,469,429	—

Item 5. Other Information

(a)	Information Not Previously Reported in a Report on Form 8-K

None

(b)	Material Changes to the Procedures by Which Security Holders May Recommend Board Nominees.

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

Date: July 31, 2008	Cameron International Corporation
(Registrant)

/s/ Charles M. Sledge
Charles M. Sledge
Vice President, Finance and Chief Financial Officer and authorized to sign on behalf of the Registrant

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification

31.2	Certification

32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.