Form 10-Q
period 2008-11-03
CAMERON INTERNATIONAL CORP
filed 2008-11-04
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Number of shares outstanding of issuer’s common stock as of October 23, 2008 was 219,517,296.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED RESULTS OF OPERATIONS
(dollars and shares in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
REVENUES	$1,504,733	$1,186,173	$4,324,621	$3,322,266
COSTS AND EXPENSES Cost of sales (exclusive of depreciation and amortization shown separately below)	1,050,826	810,159	3,079,429	2,296,206
Selling and administrative expenses	165,308	149,763	484,509	419,092
Depreciation and amortization	32,496	27,975	95,711	80,960
Interest income	(9,692)	(6,021)	(22,236)	(23,289)
Interest expense	18,366	5,454	30,523	18,259
Total costs and expenses	1,257,304	987,330	3,667,936	2,791,228
Income before income taxes	247,429	198,843	656,685	531,038
Income tax provision	(81,128)	(48,120)	(212,090)	(156,083)
Net income	$166,301	$150,723	$444,595	$374,955
Earnings per common share: (1)
Basic	$0.76	$0.69	$2.05	$1.71
Diluted	$0.73	$0.65	$1.93	$1.63
Shares used in computing earnings per common share: (1)
Basic	218,478	217,838	217,286	219,530
Diluted	229,219	230,810	230,953	230,040

(1)	Prior year earnings per common share and shares used in computing earnings per common share amounts have been revised to reflect the 2-for-1 stock split effective December 28, 2007.

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except shares and per share data)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash and cash equivalents	$1,435,517	$739,916
Receivables, net	967,904	797,471
Inventories, net	1,407,393	1,413,403
Other	144,773	121,141
Total current assets	3,955,587	3,071,931
Plant and equipment, net	884,145	821,104
Goodwill	694,429	647,819
Other assets	199,613	189,965
TOTAL ASSETS	$5,733,774	$4,730,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$154,975	$8,766
Accounts payable and accrued liabilities	1,728,685	1,677,054
Accrued income taxes	76,541	7,056
Total current liabilities	1,960,201	1,692,876
Long-term debt	1,256,282	745,128
Postretirement benefits other than pensions	16,027	15,766
Deferred income taxes	81,441	68,646
Other long-term liabilities	116,768	113,439
Total liabilities	3,430,719	2,635,855
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock, par value $.01 per share, 400,000,000 shares authorized, 236,315,983 shares issued at September 30, 2008 (232,341,726 issued at December 31, 2007)	2,363	2,324
Capital in excess of par value	1,175,607	1,160,814
Retained earnings	1,701,417	1,256,822
Accumulated other elements of comprehensive income	2,786	101,004
Less: Treasury stock, 16,809,763 shares at September 30, 2008 (14,332,927 shares at December 31, 2007)	(579,118)	(426,000)
Total stockholders’ equity	2,303,055	2,094,964
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,733,774	$4,730,819

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$166,301	$150,723	$444,595	$374,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,177	20,637	72,642	60,037
Amortization	7,319	7,338	23,069	20,923
Non-cash stock compensation expense	7,610	5,784	23,567	19,973
Tax benefit of employee stock compensation plan transactions and deferred income taxes	(17,010)	10,117	(14,503)	21,901
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	(47,496)	(47,018)	(190,448)	(97,985)
Inventories	(12,710)	(102,473)	(31,270)	(374,012)
Accounts payable and accrued liabilities	86,594	98,892	115,976	212,745
Other assets and liabilities, net	47,543	(30,716)	69,085	(70,996)
Net cash provided by operating activities	263,328	113,284	512,713	167,541
Cash flows from investing activities:
Capital expenditures	(64,380)	(53,185)	(160,426)	(161,157)
Acquisitions, net of cash acquired	(40,187)	(727)	(97,699)	(76,386)
Proceeds from sale of plant and equipment	786	1,353	1,711	4,977
Net cash used for investing activities	(103,781)	(52,559)	(256,414)	(232,566)
Cash flows from financing activities:
Short-term loan (repayments) borrowings, net	(59,610)	(2,414)	20,738	(201,563)
Redemption of convertible debt securities	(106,854)	—	(106,854)	—
Issuance of long-term senior notes	—	—	747,922	—
Debt issuance costs	—	—	(5,550)	—
Purchase of treasury stock	(60,849)	(4,712)	(215,327)	(282,074)
Proceeds from stock option exercises	6,973	19,351	17,067	41,633
Excess tax benefits from employee stock compensation plan transactions	2,727	10,034	17,172	21,669
Principal payments on capital leases	(1,866)	(115)	(5,166)	(2,736)
Net cash (used for) provided by financing activities	(219,479)	22,144	470,002	(423,071)
Effect of translation on cash	(38,668)	18,187	(30,700)	23,008
(Decrease) increase in cash and cash equivalents	(98,600)	101,056	695,601	(465,088)
Cash and cash equivalents, beginning of period	1,534,117	467,393	739,916	1,033,537
Cash and cash equivalents, end of period	$1,435,517	$568,449	$1,435,517	$568,449

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, estimated losses on accounts receivable, estimated realizable value on excess and obsolete inventory, contingencies, including tax contingencies, estimated liabilities for litigation exposures and liquidated damages, estimated warranty costs, estimates related to pension accounting, estimates related to contracts accounted for under Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, estimated proceeds from assets held for sale, estimates related to impairment of goodwill and other long-lived assets and estimates related to deferred tax assets and liabilities, including valuation allowances on deferred tax assets. Actual results could differ materially from these estimates.

Note 2: Acquisitions

During the third quarter of 2008, the Company announced that it had entered into an agreement to acquire KB Industries, an Odessa, Texas-based manufacturer of blowout preventers (BOPs) and BOP surface control systems, for approximately $85 million in cash.  The acquisition closed during the fourth quarter of 2008 following receipt of required regulatory approvals (see Note 14 of the Notes to Consolidated Condensed Financial Statements).  The acquisition of KB Industries will broaden Cameron’s existing drilling product offerings within the Drilling & Production Systems (DPS) segment.

On September 30, 2008, the Company acquired the assets and liabilities of Guiberson Well Service Systems for a cash cost of $29,300,000.  The acquisition was made in order to expand the range of products being offered to customers of the DPS segment’s elastomer and artificial lift businesses.  Guiberson, a provider of well servicing equipment and elastomeric replacement parts, has operations in both Oklahoma City, Oklahoma and Houston, Texas.

On July 21, 2008, the Company acquired the assets and liabilities of Dyna-Torque, Inc., a Michigan-based manufacturer of gear operators, for a cash cost of $10,027,000.  The acquisition of Dyna-Torque expands the product offerings of the DPS segment’s Flow Control business and allows the Company to combine Dyna-Torque gears with its existing actuator products that are used on valves around the world.

On March 26, 2008, the Company acquired the stock of Jiskoot Holdings Limited (Jiskoot), a UK-based company that engineers and manufactures hardware packages for crude oil sampling, blending and other related applications, for a cash cost of approximately $16,526,000.  The acquisition of Jiskoot strengthens the Valves & Measurement (V&M) segment’s ability to deliver a broader range of solutions to its customers.

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

Finally, on February 5, 2008, the Company acquired the assets of Baker Hughes International Oil Tools Division’s Surface Safety Systems (SSS) business at a cash cost of approximately $31,000,000.  The acquisition of SSS enhances the Company’s flow control product offerings within the DPS segment by providing hydraulic and pneumatic actuators for surface wellhead applications, wire cutting actuators, quick disconnect features, and arctic and high temperature service products.

All acquisitions were included in the Company’s consolidated condensed financial statements for the period subsequent to each acquisition. Preliminary goodwill recorded as a result of these acquisitions totaled approximately $81,995,000 at September 30, 2008, approximately 75% of which will be deductible for income tax purposes. The Company is still awaiting significant information relating to the fair value of the assets and liabilities of the acquired businesses in order to finalize the purchase price allocations.

Note 3: Receivables

Receivables consisted of the following (in thousands):
	September 30, 2008	December 31, 2007
Trade receivables	$912,994	$747,006
Other receivables	65,357	58,709
Allowance for doubtful accounts	(10,447)	(8,244)
Total receivables	$967,904	$797,471

Note 4: Inventories

Inventories consisted of the following (in thousands):
	September 30, 2008	December 31, 2007
Raw materials	$112,851	$121,071
Work-in-process	451,411	454,309
Finished goods, including parts and subassemblies	971,900	947,254
Other	9,461	8,528
	1,545,623	1,531,162
Excess of current standard costs over LIFO costs	(85,884)	(67,704)
Allowances	(52,346)	(50,055)
Total inventories	$1,407,393	$1,413,403

Note 5: Plant and Equipment and Goodwill

Plant and equipment consisted of the following (in thousands):
	September 30, 2008	December 31, 2007
Plant and equipment, at cost	$1,743,523	$1,626,636
Accumulated depreciation	(859,378)	(805,532)
Total plant and equipment	$884,145	$821,104

Changes in goodwill during the nine months ended September 30, 2008 were as follows (in thousands):

Balance at December 31, 2007	$647,819
Acquisitions	81,995
Changes primarily associated with adjustments to acquisition-related tax contingencies and finalization of purchase price allocations	(24,140)
Translation and other	(11,245)
Balance at September 30, 2008	$694,429

Note 6: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Trade accounts payable and accruals	$490,458	$517,692
Salaries, wages and related fringe benefits	126,431	155,048
Advances from customers	827,345	756,441
Sales-related costs and provisions	70,946	87,253
Payroll and other taxes	43,729	35,904
Product warranty	30,285	29,415
Other	139,491	95,301
Total accounts payable and accrued liabilities	$1,728,685	$1,677,054

 Activity during the nine months ended September 30, 2008 associated with the Company’s product warranty accruals was as follows (in thousands):

Balance December 31, 2007	Net warranty provisions	Charges against accrual	Translation and other	Balance September 30, 2008
$29,415	23,686	(22,348)	(468)	$30,285

Note 7: Debt

The Company’s debt obligations were as follows (in thousands):

	September 30, 2008	December 31, 2007
Short-term borrowings under revolving credit facility	$18,002	$—
Senior notes, net of $2,053 of unamortized original issue discount at September 30, 2008	747,947	—
Convertible debentures	631,146	738,000
Other debt	129	3,671
Obligations under capital leases	14,033	12,223
	1,411,257	753,894
Current maturities	(154,975)	(8,766)
Long-term portion	$1,256,282	$745,128

On July 10, 2008, the Company notified the holders of its 1.5% and 2.5% convertible debentures of their rights under the terms of the debentures to request conversion of those debentures during the third quarter of 2008.  As a result of conversions by the holders, $106,854,000 principal value of 1.5% debentures were repaid by the Company in cash during the third quarter of 2008 along with the issuance of 3,974,257 new shares of the Company’s common stock to satisfy the excess of the conversion value of the debentures over the principal balance.   The Company has included the remainder of its 1.5% convertible debentures, totaling $131,146,000, in the current portion of long-term debt in the Consolidated Condensed Balance Sheet at September 30, 2008.  Additionally, the 2.5% convertible debentures, totaling $500,000,000, have been classified as long-term debt in the September 30, 2008 Consolidated Condensed Balance Sheet.

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

On April 14, 2008, the Company entered into a new multicurrency revolving credit facility providing for borrowings up to $585,000,000. The new facility, which replaced the existing $350,000,000 multicurrency revolving credit facility, expires on April 14, 2013. The facility allows the Company to borrow funds at the London Interbank Offered Rate (LIBOR) plus 40 basis points (including a facility fee), which varies based on the Company's current debt rating, and, if aggregate outstanding credit exposure exceeds one-half of the total facility amount, an additional 10-basis-point fee is incurred. The Company, at its option, may also borrow at other specified rates as defined in the credit facility. Additionally, the Company is required to maintain a total debt-to-capitalization ratio of no more than 60% during the term of the agreement.

As of September 30, 2008, the Company had Pound Sterling borrowings outstanding totaling $18,002,000, under its $585,000,000 multicurrency revolving credit facility at an interest rate of 6.08% with a maturity date of October 20, 2008.

Note 8: Employee Benefit Plans

Total net benefit (income) expense associated with the Company’s defined benefit pension plans consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$1,607	$2,891	$4,821	$8,673
Interest cost	4,466	7,545	13,398	22,635
Expected return on plan assets	(5,944)	(10,312)	(17,832)	(30,936)
Amortization of prior service cost	(96)	(172)	(288)	(516)
Amortization of losses and other	2,500	3,668	7,500	11,004
Total net benefit expense	$2,533	$3,620	$7,599	$10,860

Total net benefit (income) expense associated with the Company’s postretirement benefit plans consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$1	$1	$3	$3
Interest cost	269	303	807	909
Amortization of prior service cost	(96)	(96)	(288)	(288)
Amortization of gains and other	(371)	(270)	(1,113)	(810)
Total net benefit income	$(197)	$(62)	$(591)	$(186)

On April 8, 2008, the Company received a favorable determination letter from the Internal Revenue Service (IRS) on the qualified status of the Cameron International Corporation Retirement Plan (the U.S. Retirement Plan) and, on this same date, received notice from the IRS that the Company’s intention to terminate the U.S. Retirement Plan will not adversely affect its qualification for federal tax purposes.  It is expected that the Company will finalize the settlement of its remaining obligations under the U.S. Retirement Plan during the fourth quarter of 2008.

Note 9: Business Segments

The Company’s operations are organized into three separate business segments - DPS, V&M and Compression Systems (CS). Summary financial data by segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
DPS	$956,992	$734,305	$2,773,619	$2,030,927
V&M	383,724	329,364	1,095,142	940,754
CS	164,017	122,504	455,860	350,585
	$1,504,733	$1,186,173	$4,324,621	$3,322,266
Income (loss) before income taxes:
DPS	$171,493	$132,282	$453,664	$345,018
V&M	84,661	70,740	221,711	197,634
CS	28,440	19,463	72,861	49,741
Corporate & other	(37,165)	(23,642)	(91,551)	(61,355)
	$247,429	$198,843	$656,685	$531,038

Corporate & other includes expenses associated with the Company’s Corporate office, as well as all of the Company’s interest income, interest expense, certain litigation expense managed by the Company’s General Counsel, foreign currency gains and losses from certain intercompany lending activities managed by the Company’s centralized Treasury function and all of the Company’s stock compensation expense.

Note 10: Earnings Per Share

The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts; prior year amounts have been revised to reflect the 2-for-1 stock split effective December 28, 2007):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income	$166,301	$150,723	$444,595	$374,955

Average shares outstanding (basic)	218,478	217,838	217,286	219,530
Common stock equivalents	2,555	3,378	2,799	3,272
Incremental shares from assumed conversion of convertible debentures	8,186	9,594	10,868	7,238
Diluted shares	229,219	230,810	230,953	230,040

Basic earnings per share	$0.76	$0.69	$2.05	$1.71
Diluted earnings per share	$0.73	$0.65	$1.93	$1.63

The Company’s 1.5% and 2.5% convertible debentures have been included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2008 and 2007, since the average market price of the Company’s common stock exceeded the conversion value of the debentures during each period.  During the three and nine months ended September 30, 2008, the Company acquired 1,386,488 and 4,306,963 treasury shares at an average cost of $43.86 and $46.34 per share, respectively. A total of 457,226 and 1,830,127 treasury shares, at an average FIFO-basis cost of $22.01 and $25.39, were issued during the three- and nine-month periods ended September 30, 2008, respectively, in satisfaction of stock option exercises and vesting of restricted stock units.

Note 11: Comprehensive Income

The amounts of comprehensive income for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income per Consolidated Condensed Results of Operations	$166,301	$150,723	$444,595	$374,955
Foreign currency translation gain (loss) [1]	(122,366)	31,293	(70,543)	64,348
Amortization of net prior service credits related to the Company’s pension and postretirement benefit plans, net of tax	(119)	(165)	(355)	(497)
Amortization of net actuarial losses related to the Company’s pension and postretirement benefit plans, net of tax	1,315	2,098	3,944	6,295
Change in fair value of derivatives accounted for as cash flow hedges, net of tax	(31,532)	(309)	(31,264)	1,692
Comprehensive income	$13,599	$183,640	$346,377	$446,793

1The “Foreign currency translation gain (loss)” relates primarily to the Company’s operations in Brazil, Canada, Norway, France, Germany, Ireland and the United Kingdom.

The components of accumulated other elements of comprehensive income at September 30, 2008 and December 31, 2007 were as follows (in thousands):

	September 30, 2008	December 31, 2007
Accumulated foreign currency translation gain	$93,762	$164,305
Prior service credits, net, related to the Company’s pension and postretirement benefit plans, net of tax	1,026	1,381
Actuarial losses, net, related to the Company’s pension and postretirement benefit plans, net of tax	(65,865)	(69,809)
Change in fair value of derivatives accounted for as cash flow hedges, net of tax [1]	(26,137)	5,127
Accumulated other elements of comprehensive income	$2,786	$101,004

1At September 30, 2008, the Company had a net liability of $36.8 million in its Consolidated Condensed Balance Sheet for the fair value of its open foreign currency forward contracts compared to a net asset of $6.9 million at December 31, 2007.

Note 12: Contingencies

The Company is subject to a number of contingencies, including environmental matters, litigation and tax contingencies.

Environmental Matters

The Company’s worldwide operations are subject to regulations with regard to air, soil and water quality as well as other environmental matters. The Company, through its environmental management system and active third-party audit program, believes it is in substantial compliance with these regulations. The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the CS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At September 30, 2008, the Company’s consolidated balance sheet included a noncurrent liability of approximately $6,718,000 for environmental matters.

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

The Company has entered into a number of individual settlements and has settled a class action lawsuit. The individual settlements were made in the form of agreements with homeowners that obligated the Company to reimburse them for any estimated decline in the value of their homes at time of sale due to potential buyers’ concerns over contamination or, in the case of some agreements, to purchase the property after an agreed marketing period. All but three of these agreements have been closed out.  In addition, the Company has settled Valice v. Cameron Iron Works, Inc. (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), which was filed and settled as a class action. Pursuant to the settlement, the 258 homeowners in the class are entitled to receive a cash payment of approximately 3% of the 2006 appraised value of their property or reimbursement of any diminution in value of their property due to contamination concerns at the time of any sale. To date, 69 homeowners have elected the cash payment and 21 opted out of the class settlement.

There are two suits currently pending and one threatened regarding this matter filed by homeowners who opted out of the class settlement. One was filed by six such homeowners; the other suit was filed by an individual homeowner.  A suit has been threatened by a group of nine other homeowners but has not yet been filed.  The complaints in the actions filed make, and the other threatens to make, the claim that the contaminated underground water has reduced property values and seek recovery of alleged actual and exemplary damages for the loss of property value.

There are two suits currently pending filed by persons not in the class.  One seeks damages for reduced property value, the other involves claims arising out of alleged health risks posed by the contaminated underground water.  The Company is of the opinion that there is no health risk to area residents and that the suit is without merit.

The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements, the class action settlement or other actions that have been or may be filed, will not have a material adverse effect on its financial position or results of operations. The Company’s consolidated balance sheet included a liability of $13,150,000 for these matters as of September 30, 2008.

The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At September 30, 2008, the Company’s consolidated balance sheet included a liability of approximately $3,387,000 for such cases, including estimated legal costs. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or cash flow from operations.

Regulatory Contingencies

In January 2007, the Company underwent a Pre-Assessment Survey as part of a Focused Assessment initiated by the Regulatory Audit Division of the U.S. Customs and Border Protection, Department of Homeland Security. The Pre-Assessment Survey resulted in a finding that the Company had deficiencies in its U.S. Customs compliance processes. The Company is taking corrective action and currently expects to undergo Assessment Compliance Testing in early 2009.

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

The Company engaged special counsel reporting to the Audit Committee of the Board of Directors to conduct an investigation into its dealings with the customs clearance broker in Nigeria and Angola to determine if any payments made to or by the customs clearance broker on the Company’s behalf constituted a violation of the FCPA. The investigation is also looking into activities of Company employees and agents with respect to immigration matters and importation permitting in Nigeria. To date, the special counsel has found that the Company utilized certain services in Nigeria offered by the customs clearance broker that appear to be similar to services that have been under review by the DOJ. Similar issues do not appear to be present in Angola.  Special counsel is reviewing these and other services and activities to determine whether they were conducted in compliance with all applicable laws and regulations. Special counsel is also reviewing the extent, if any, of Company personnel’s knowledge and involvement in the performance of these services and activities, and whether the Company fulfilled its obligations under the FCPA.

In addition, the U.S. Securities and Exchange Commission (SEC) is conducting an informal inquiry into the same matters currently under review by the DOJ. As part of this inquiry the SEC has requested that the Company provide to them the information and documents that have been requested by and are being provided to the DOJ. The Company is cooperating fully with the SEC, as it is doing with the DOJ, and is providing the requested materials. Both agencies have requested an extension of the statute of limitations with respect to matters under review until January 2009.  At this stage of the internal investigation, the Company cannot predict the ultimate outcome of either the internal investigation or the government inquiries. The Company has established a separate compliance function and undertaken an enhanced compliance training effort for its personnel, including foreign operations personnel dealing with customs clearance regulations.

Tax Contingencies

The Company has legal entities in over 35 countries. As a result, the Company is subject to various tax filing requirements in these countries. The Company prepares its tax filings in a manner which it believes is consistent with such filing requirements. However, some of the tax laws and regulations which the Company is subject to are subject to interpretation and/or judgment. Although the Company believes that the tax liabilities for periods ending on or before the balance sheet date have been adequately provided for in the financial statements, to the extent that a taxing authority believes that the Company has not prepared its tax filings in accordance with the authority’s interpretation of the tax laws/regulations, the Company could be exposed to additional taxes. There were no material changes in the Company’s liabilities for unrecognized tax benefits during the three or nine months ended September 30, 2008.

Note 13: Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) APB 14-1 that clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements).  This FSP requires the issuer of a convertible debt instrument within its scope to separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate for interest cost when recognized in subsequent periods.  This standard applies to the Company’s existing 1.5% convertible debentures due 2024 and 2.5% convertible debentures due 2026, totaling in aggregate $631,146,000 at September 30, 2008, as well as certain convertible debentures outstanding in prior periods.  This FSP will be applied retrospectively to all periods presented once it becomes effective January 1, 2009. Due to the potential for future conversions of the Company’s outstanding convertible debentures during the fourth quarter of 2008 (see Note 14 of the Notes to Consolidated Condensed Financial Statements for additional information), the actual impact on the Company’s Consolidated Balance Sheet as of December 31, 2008 cannot be computed at this time.  However, the Company expects this FSP will have a significant impact on both its debt and equity balances upon adoption.

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

Note 14: Subsequent Events

On October 6, 2008, the Company notified the holders of its 1.5% convertible debentures of their rights under the terms of the debentures to request conversion of those debentures during the fourth quarter of 2008 (see Note 7 of the Notes to Consolidated Condensed Financial Statements for information on conversions during the third quarter of 2008).  The 2.5% convertible debentures did not meet the terms for conversion during the fourth quarter of 2008.

The Company currently anticipates repaying in cash 100% of the principal amount of any debentures converted with the conversion value of the debentures in excess of the principal value to be satisfied through the issuance of additional shares of the Company’s common stock.   The final amounts ultimately to be recognized during the fourth quarter of 2008 will be based on the actual amount of debentures, if any,  submitted for conversion during that time period.

During the fourth quarter of 2008, the Company closed on the acquisition of KB Industries, following receipt of required regulatory approvals (see Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information).

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

THIRD QUARTER 2008 COMPARED TO THIRD QUARTER 2007

Consolidated Results -

The Company’s net income for the third quarter of 2008 totaled $166.3 million, or $0.73 per diluted share, compared to $150.7 million, or $0.65 per diluted share, for the third quarter of 2007.  The higher level of earnings in each of the Company’s business segments, particularly in the Drilling and Production Systems segment (DPS), was the primary driver in the 12.3% increase in earnings per share for the three months ended September 30, 2008 compared to the same period in 2007.   The income tax provision for the third quarter of 2007 included gains totaling $19.8 million, or $0.09 per share.  The reduction in the income tax provision during the third quarter of 2007 included (i) an adjustment of $3.9 million to an international valuation allowance based on estimated usage of certain foreign net operating loss carryforwards, (ii) an adjustment of $5.0 million based on a change in estimated utilization of certain foreign tax credits in the United States, (iii) an adjustment of $5.7 million for resolution of an international contingency relating to transfer pricing, (iv) adjustments to deferred taxes of $1.5 million due to a change in the statutory tax rate in the United Kingdom and (v) adjustments to other tax accruals based on changes in estimated earnings, contingencies and other matters of $3.7 million.

Income before income taxes for the DPS, Valves & Measurement (V&M) and Compression Systems (CS) segments is discussed in more detail below.

Revenues

Revenues for the third quarter of 2008 totaled $1.5 billion, an increase of $318.6 million, or 26.9%, from $1.2 billion for the third quarter of 2007.  Nearly 70% of the increase was related to the DPS segment, which was largely impacted by higher revenues in its drilling and subsea product lines.

During the third quarter of 2008, over 55% of the Company’s revenue was reflected in entities with functional currencies other than the U.S. dollar.  In translating these entities’ functional currency income statements to U.S. dollars for consolidation purposes, a decline in the value of the U.S. dollar compared to the applicable functional currency will result in a higher amount of U.S. dollar revenues and costs for the same amount of functional currency revenues and costs.  The net effects of the weaker U.S. dollar against these other foreign currencies did not significantly impact the Company’s revenues for the third quarter of 2008 compared to the third quarter of 2007, except in the V&M segment.    A further discussion of revenues by segment may be found below.

Costs and Expenses

Cost of sales (exclusive of depreciation and amortization) for the third quarter of 2008 totaled $1.1 billion, an increase of $240.7 million, or 29.7%, from $810.2 million for the third quarter of 2007.  Cost of sales as a percent of revenues increased from 68.3% for the three months ended September 30, 2007 to 69.8% for the three months ended September 30, 2008.  References to margins in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to Revenues minus Cost of Sales (exclusive of depreciation and amortization) as shown separately on the Company’s Consolidated Condensed Results of Operations statement for the three- and nine-month periods ended September 30, 2008 and 2007.  The increase in the ratio of cost of sales to revenues was attributable primarily to (i) a 1.1 percentage-point increase in the ratio mainly related to increased volumes and a change in sales mix to more sales of equipment for major subsea projects, which typically carry lower margins as compared to the segment’s base businesses, (ii) higher costs in relation to revenues in the surface and distributed valves businesses due largely to higher material costs (approximately a 0.5 percentage-point increase), (iii) an increase in the ratio of certain indirect production costs compared to revenues resulting mainly from higher headcount levels and higher overhead costs associated with the expansion of the Company’s business (approximately a 0.5 percentage-point increase) and (iv) higher foreign currency transaction losses and higher warranty costs (approximately a 0.3 percentage-point combined increase). These increases were partially offset by higher margins for major drilling projects in the third quarter of 2008 as compared to the same period in 2007 (a 0.8 percentage-point decrease in the ratio of cost of sales to revenues).

Selling and administrative expenses for the three months ended September 30, 2008 were $165.3 million as compared to $149.8 million for the three months ended September 30, 2007, an increase of $15.5 million, or 10.4%.  As a percentage of revenues, selling and administrative costs declined from 12.6% for the third quarter of 2007 to 11.0% for the third quarter of 2008.  Higher employee-related costs associated with increased headcount and higher activity levels needed to support the expansion of the Company’s business accounted for nearly 60% of the increase with another 28% of the increase attributable to (i) the effects of a weaker U.S. dollar against certain other foreign currencies for the same reasons mentioned above, (ii) the incremental impact of costs from newly acquired operations and (iii) a $1.8 million increase in noncash stock compensation expense.

Depreciation and amortization expense for the third quarter of 2008 was $32.5 million, an increase of $4.5 million from $28.0 million for the third quarter of 2007.  The increase is due largely to higher levels of capital spending for machinery and equipment in recent periods.

Interest income totaled $9.7 million for the three months ended September 30, 2008 compared to $6.0 million for the three months ended September 30, 2007.  The increase is due primarily to higher levels of invested cash balances during the third quarter of 2008 resulting primarily from the proceeds received from the Company’s $750.0 million long-term debt offering in June 2008, partially offset by lower short-term interest rates during the third quarter of 2008 as compared to the third quarter of 2007.

Interest expense was $18.4 million for the three months ended September 30, 2008 compared to $5.5 million for the three months ended September 30, 2007, an increase of $12.9 million.  The primary reasons for the increase were (i) $12.8 million of additional interest relating to the Company’s $750.0 million long-term debt offering in June 2008 and (ii) a write-off of certain debt issuance costs totaling $1.9 million associated with the conversion of $106.9 million of the Company’s 1.5% convertible debentures during the third quarter of 2008.  These increases were partially offset by a reduction of $2.5 million in interest costs associated with a third quarter 2008 settlement of an international tax matter.

The income tax provision for the three months ended September 30, 2008 was $81.1 million compared to $48.1 million for the three months ended September 30, 2007.  The effective tax rates during the third quarters of 2008 and 2007 were 32.8% and 24.2%, respectively.  The tax provision for the third quarter of 2007 was reduced for certain discrete items totaling $19.8 million as described previously.  Absent these items, the effective tax rate for the third quarter of 2007 would have been 34.2%.  The decrease in the effective tax rate for the third quarter of 2008 as compared to the third quarter of 2007, absent the discrete items in 2007, was due to an increase in the estimated amount of full-year income in lower tax rate jurisdictions in 2008 as compared to 2007.

Segment Results -

DPS Segment

	Quarter Ended September 30,		Increase
(dollars in millions)	2008	2007	$	%
Revenues	$957.0	$734.3	$222.7	30.3%
Income before income taxes	$171.5	$132.3	$39.2	29.6%

DPS segment revenues for the three months ended September 30, 2008 totaled $957.0 million, an increase of $222.7 million, or 30.3%, from $734.3 million for the three months ended September 30, 2007.  A 53% increase in subsea equipment sales and a 34% increase in drilling equipment sales accounted for approximately 80% of the increase in the segment’s total revenues for the third quarter of 2008 compared to the third quarter of 2007.  The increase in subsea equipment sales was almost entirely due to increased shipments for major projects offshore Eastern Canada, Western Australia, the North Sea, the Gulf of Mexico and Brazil.  Over 60% of the increase in drilling equipment sales was due to shipments associated with major deepwater rig construction projects with the remaining increase largely due to higher shipments of blowout preventers (BOPs) for land and jack-up rigs and higher service and repair work.  Surface equipment sales increased 14%, due largely to higher activity levels resulting from robust commodity prices, which drove increases in the Asia Pacific/Middle Eastern region and the United States, as well as the impact of new product line acquisitions, which added over $9.0 million of incremental sales during the third quarter of 2008.  Revenues associated with oil, gas and water separation applications increased nearly 10% in the third quarter of 2008 compared to the third quarter of 2007 as various large projects awarded during 2007 reached completion milestones as of September 30, 2008.

 Income before income taxes totaled $171.5 million for the three months ended September 30, 2008 compared to $132.3 million for the three months ended September 30, 2007, an increase of $39.2 million, or 29.6%.  Cost of sales as a percent of revenues increased from 71.0% in the third quarter of 2007 to 72.0% in the third quarter of 2008.  The increase in the ratio of cost of sales to revenues was due primarily to (i) a 1.4 percentage-point increase in the ratio, mainly related to increased volumes and a change in sales mix to more sales of equipment for major subsea projects, which typically carry lower margins as compared to the segment’s base business, and (ii) an increase in the ratio of certain indirect production costs compared to revenues, resulting mainly from higher headcount levels and higher overhead costs associated with the expansion of the segment’s business, as well as higher foreign currency transaction losses (approximately a 0.8 percentage-point increase).  These increases were partially offset by improved margins for major drilling projects which resulted in a 1.3 percentage-point decrease in the ratio.

Selling and administrative expenses for the third quarter of 2008 totaled $79.8 million, an increase of $13.5 million, or 20.4%, from $66.3 million during the comparable period of 2007.  Over 60% of the increase was attributable to higher employee-related costs due mainly to increased headcount levels with the remainder due largely to increases in other costs associated with expansion of the segment’s business.

Depreciation and amortization increased $2.6 million, from $14.3 million for the three months ended September 30, 2007 to $16.9 million for the three months ended September 30, 2008.  The increase was primarily the result of higher depreciation expense associated with increased levels of capital spending in recent periods for new machinery and equipment.

V&M Segment

	Quarter Ended September 30,		Increase
(dollars in millions)	2008	2007	$	%
Revenues	$383.7	$329.4	$54.3	16.5%
Income before income taxes	$84.7	$70.7	$14.0	19.7%

Revenues of the V&M segment for the third quarter of 2008 totaled $383.7 million as compared to $329.4 million in the third quarter of 2007, an increase of $54.3 million, or 16.5%.  Over 17% of the increase was attributable to the effects of a weaker U.S. dollar against certain other foreign currencies for the same reasons as mentioned under “Consolidated Results – Revenues” above.  Increases in all product lines other than aftermarket contributed to the remaining revenue increase.  Absent the effects of a weaker U.S. dollar, sales of process valves were up 25% as a result of increased shipments of valves designed for refining, gas processing, storage and ethanol applications.  Sales of engineered valves increased 9% due largely to higher international pipeline construction project activity.  Sales of distributed products were up 19% based primarily on the strength of demand in the U.S. and Canadian markets.  Additionally, strong demand in the U.S. market and the impact of a product line acquisition resulted in an 18% increase in measurement product sales in the current year.

Income before income taxes totaled $84.7 million for the third quarter of 2008, an increase of $14.0 million, or 19.7%, compared to $70.7 million for the third quarter of 2007.  Cost of sales as a percent of revenues increased from 63.5% in the third quarter of 2007 to 65.0% in the third quarter of 2008.  The increase in the ratio was due primarily to (i) higher costs in relation to revenues in the distributed valves and certain other product lines due largely to higher material costs (approximately a 1.7 percentage-point increase) and (ii) an increase in indirect manufacturing and production costs in relation to revenues due mainly to higher headcount and activity levels needed to support the expansion of the Company’s business (approximately a 0.5 percentage-point increase).  These increases were partially offset by higher foreign currency transaction gains, which reduced the ratio of cost of sales to revenues by 0.7 percentage-points.

Selling and administrative expenses for the third quarter of 2008 were $41.4 million, a decrease of $0.3 million, or 0.7%, as compared to $41.7 million in the third quarter of 2007.  Lower third-party consulting fees and a decline in the provision for bad debts more than offset higher employee-related costs during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Depreciation and amortization increased $0.4 million from $7.7 million in the third quarter of 2007 to $8.1 million in the third quarter of 2008.  The increase was due largely to higher depreciation associated with additional capital spending for new machinery and equipment.

CS Segment

	Quarter Ended September 30,		Increase
(dollars in millions)	2008	2007	$	%
Revenues	$164.0	$122.5	$41.5	33.9%
Income before income taxes	$28.4	$19.5	$8.9	46.1%

 CS segment revenues for the three months ended September 30, 2008 totaled $164.0 million, an increase of $41.5 million, or 33.9%, from $122.5 million for the three months ended September 30, 2007. Sales of centrifugal compression equipment were up 63% in the third quarter of 2008, which accounted for nearly three-fourths of the total increase in the segment’s revenues, while sales in the reciprocating compression equipment line, which accounted for the remaining increase, were up 13% as compared to the third quarter of 2007.  Nearly 83% of the increase in centrifugal compression equipment sales was due to (i) a 110% increase in demand for engineered units primarily for machines designed for engineered industrial air applications and (ii) a 36% increase in shipments of plant air equipment due to strong demand across most product lines. The remainder of the increase was due to higher activity levels in the centrifugal aftermarket parts and service business. Higher levels of shipments to customers in Russia and packagers in the U.S. largely contributed to a 38% increase in sales of Ajax units.  Sales of Superior compressors declined almost 20% due to large shipments to customers in Eastern Europe during the third quarter of 2007 that did not repeat during the third quarter of 2008.

Income before income taxes for the CS segment totaled $28.4 million for the third quarter of 2008 compared to $19.5 million for the third quarter of 2007, an increase of $8.9 million, or 46.1%. Cost of sales as a percent of revenues remained relatively flat at 68.2% for the third quarter of 2008 compared to 68.1% for the same period in 2007.  Higher product-related costs mainly due to increased raw material costs and higher warranty provisions, which increased the ratio of cost of sales to revenues by approximately 0.9 percentage-points in total, were mostly offset by a decrease of 0.8 percentage-points in this ratio due to higher foreign currency transaction gains and the impact of relatively fixed indirect overhead costs in relation to a higher revenue base during the three months ended September 30, 2008 compared to the same period in 2007.

Selling and administrative expenses for the three months ended September 30, 2008 totaled $19.8 million, an increase of $3.7 million, or 23.0%, from $16.1 million during the comparable period of 2007. Over two-thirds of the increase was attributable to higher employee-related costs due mainly to increased headcount levels needed to support expansion of the segment’s business.

Depreciation and amortization increased $0.4 million or 11.5%, from $3.5 million for the third quarter of 2007 to $3.9 million for the third quarter of 2008. The increase was primarily the result of higher levels of capital spending in recent periods.

Corporate Segment

The Corporate segment’s loss before income taxes was $37.2 million in the third quarter of 2008 as compared to $23.6 million in the third quarter of 2007.

For the three months ended September 30, 2007, a gain of $3.8 million was recognized in the Corporate segment relating to the changing value of the U.S. dollar in relation to short-term intercompany loans the Company had with various foreign subsidiaries that were denominated in currencies other than the U.S. dollar.  No similar size gain was recognized during the three months ended September 30, 2008.

Selling and administrative expenses for the third quarter of 2008 totaled $24.3 million, a decrease of $1.4 million, or 5.4%, from $25.7 million during the comparable period of 2007.  The primary reason for the decrease was the absence in 2008 of legal fees incurred during the third quarter of 2007 relating to efforts by the Company during that time to respond to certain regulatory inquiries.  This decrease was partially offset by higher noncash stock compensation expense of $1.8 million for the three months ended September 30, 2008 compared to the same period in 2007.

Depreciation and amortization expense totaled $3.6 million for the three months ended September 30, 2008 as compared to $2.5 million for the same period in 2007, an increase of $1.1 million.  The increase is due primarily to increased amortization from higher capital spending on the Company’s enterprise-wide information technology assets as well as additional amortization of certain other acquired intangible assets.

Increases in interest income and interest expense during the third quarter of 2008 as compared to the same period in 2007 are discussed in “Consolidated Results” above.

ORDERS

Orders were as follows (dollars in millions):

	Quarter Ended September 30,		Increase (decrease)
	2008	2007	$	%
DPS	$1,945.4	$789.2	$1,156.2	146.5%
V&M	475.4	341.3	134.1	39.3%
CS	191.0	198.5	(7.5)	(3.8)%
	$2,611.8	$1,329.0	$1,282.8	96.5%

Orders for the third quarter of 2008 increased $1,282.8 million, or 96.5%, from the third quarter of 2007.

Orders in the DPS segment for the third quarter of 2008 totaled $1.9 billion, an increase of 146.5% from $789.2 million in the third quarter of 2007. Orders increased in all product lines during the third quarter of 2008 compared to the same period in 2007. Orders for subsea equipment were up 309% primarily as a result of a large award totaling nearly $850 million during the third quarter of 2008 for a project offshore West Africa. Orders for drilling equipment increased 191%, nearly all of which was due to awards for new deepwater rig construction projects during the third quarter of 2008. Surface equipment orders were up 3% during the third quarter of 2008 as compared to the same period in 2007 as strong demand for aftermarket parts and services in West Africa, the Middle East and the Caspian Sea regions more than offset a decline in demand for new equipment from customers in most of these same regions. Orders for oil, gas and water separation applications were up 51% over the third quarter of 2007 due to awards received for large projects in the third quarter of 2008 from customers in North America and the Asia Pacific/Middle East region.

The V&M segment had orders of $475.4 million in the third quarter of 2008, an increase of 39.3% from $341.3 million in the comparable period of 2007. Distributed product orders were up 68% due to higher activity in the North American markets. Orders in the engineered valves product line increased by 47% due primarily to demand for valves for new international pipeline and subsea flow line construction projects. Orders for measurement products increased by 48% due to strong demand for equipment to be used for nuclear and oil and gas applications. Offsetting these increases, orders in the process product line declined by 10% mainly as a result of a large award received from a customer in the Far East during the third quarter of 2007 that did not repeat during the third quarter of 2008.

Orders in the CS segment for the third quarter of 2008 totaled $191.0 million, a decrease of 3.8% from $198.5 million in the third quarter of 2007. Reciprocating compression equipment orders were down over 9% due mainly to a 44% decline in Ajax unit orders as a result of a large multi-unit order received from a lease fleet operator in the United States during the third quarter of 2007 that did not repeat during the third quarter of 2008.   Partially offsetting this decline was an increase of 14% in orders for Superior compressors, primarily from customers in the Asia Pacific region. Centrifugal compression equipment orders increased 1% over the prior year quarter primarily as a result of (i) a 41% increase in awards for plant air equipment due mainly to several multi-unit orders from customers in North America and Europe and (ii) a 34% increase in aftermarket bookings in the third quarter of 2008 as compared to the same period in 2007, due primarily to strong demand for legacy and unit spare parts.  These increases were mostly offset by a 14% decrease in demand for engineered units as two large orders were received during the third quarter of 2007 with no similar size orders received during the third quarter of 2008.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Consolidated Results -

The Company’s net income for the nine months ended September 30, 2008 totaled $444.6 million, or $1.93 per diluted share, compared to $375.0 million, or $1.63 per diluted share, in the nine months ended September 30, 2007.  Higher earnings in each of the Company’s business segments driven by strong demand for the Company’s products were the primary drivers in the 18.4% increase in earnings per share for the first nine months of 2008 as compared to the same period last year.  The income tax provision for the first nine months of 2007 included gains totaling $27.1 million, or $0.12 per share.  The reduction in the income tax provision during the first nine months of 2007 included (i) an adjustment of $5.5 million to an international valuation allowance based on estimated usage of certain foreign net operating loss carryforwards, (ii) an adjustment of $5.0 million based on a change in estimated utilization of certain foreign tax credits in the United States, (iii) an adjustment of $5.1 million based on a change in estimated utilization of certain foreign tax deductions locally resulting from changes in estimated earnings internationally, (iv) an adjustment of $5.7 million for resolution of an international contingency relating to transfer pricing, (v) adjustments to deferred taxes of $1.5 million due to a change in the statutory tax rate in the United Kingdom and (vi) adjustments to other tax accruals based on changes in estimated earnings, contingencies and other matters of $4.3 million.

Income before income taxes for the DPS, V&M and CS segments is discussed in more detail below.

Revenues

Revenues for the nine months ended September 30, 2008 totaled $4.3 billion, an increase of $1.0 billion, or 30.2%, from $3.3 billion for the nine months ended September 30, 2007.  Nearly three-fourths of the increase was related to the DPS segment, which was largely impacted by higher revenues in the segment’s drilling and subsea product lines.

For the first nine months of 2008, over 55% of the Company’s revenue was reflected in entities with functional currencies other than the U.S. dollar.  As described previously, in translating these entities’ functional currency income statements to U.S. dollars for consolidation purposes, a decline in the value of the U.S. dollar compared to the applicable functional currency will result in a higher amount of U.S. dollar revenues and costs for the same amount of functional currency revenues and costs.  Accordingly, approximately 4% of the consolidated increase in revenues for the first nine months of 2008 compared to the first nine months of 2007 was attributable to the net effects of a weaker U.S. dollar against these other foreign currencies.  A further discussion of revenues by segment may be found below.

Costs and Expenses

Cost of sales (exclusive of depreciation and amortization) for the first nine months of 2008 totaled $3.1 billion, an increase of $783.2 million, or 34.1%, from $2.3 billion in the first nine months of 2007.  Cost of sales as a percent of revenues increased from 69.1% for the nine months ended September 30, 2007 to 71.2% for the nine months ended September 30, 2008.  The increase in the ratio of cost of sales to revenues was attributable primarily to (i) a 1.7 percentage-point increase in the ratio due primarily to increased volumes and a change in sales mix to more sales of equipment for major drilling and subsea projects, which typically carry lower margins as compared to the Company’s base and valve-related businesses and (ii) an increase in the ratio of certain indirect production costs compared to revenues, resulting mainly from higher headcount levels and higher overhead costs associated with expansion of the Company’s business (approximately a 0.4 percentage-point increase).

Selling and administrative expenses for the nine months ended September 30, 2008 were $484.5 million as compared to $419.1 million for the nine months ended September 30, 2007, an increase of $65.4 million, or 15.6%.  As a percentage of revenues, selling and administrative expenses declined from 12.6% for the first nine months of 2007 to 11.2% for the first nine months of 2008.  The impact of newly acquired businesses, a charge taken in the first nine months of 2008 related to a dispute on an historical acquisition, additional third-party consulting fees and higher litigation costs and additional non-cash stock compensation expense added a combined $17.0 million in incremental costs during the first nine months of 2008.  Over 90% of the remaining increase was attributable to higher employee-related costs associated with increased headcount and higher activity levels needed to support the expansion of the Company’s business.

Depreciation and amortization expense for the first nine months of 2008 was $95.7 million, an increase of $14.7 million from $81.0 million for the first nine months of 2007.  Depreciation expense increased $12.6 million due largely to higher levels of capital spending for machinery and equipment and the impact of the Company’s new subsea facility in Malaysia, which opened during the second half of 2007.  Amortization expense increased $2.1 million, primarily related to acquired intangibles from recent acquisitions.

Interest income totaled $22.2 million for the nine months ended September 30, 2008 compared to $23.3 million for the nine months ended September 30, 2007.  The decrease is primarily due to a decline in short-term interest rates from the first nine months of 2007, which was partially offset by a higher level of invested cash balances during the third quarter of 2008 resulting primarily from the proceeds received from the Company’s $750.0 million long-term debt offering in June 2008.  Interest income for the first nine months of 2008 also includes $1.6 million associated with a refund received upon settlement by the Company of an international tax contingency.

Interest expense was $30.5 million for the first nine months of 2008 compared to $18.3 million for the first nine months of 2007, an increase of $12.2 million.  The primary reasons for the increase were (i) $13.4 million of additional interest relating to the Company’s $750.0 million long-term debt offering in June 2008, (ii) $3.0 million of additional expense primarily related to borrowings under the Company’s revolving credit agreement and (iii) a write-off of certain debt issuance costs totaling $1.9 million associated with the conversion of $106.9 million of the Company’s 1.5% convertible debentures during the third quarter of 2008.  These increases were partially offset by (i) the absence of approximately $2.0 million of interest recognized in the first nine months of 2007 relating to $200.0 million of 2.65% senior notes that were repaid in April 2007 and (ii) a reduction of $3.7 million in interest costs associated with a settlement of an international tax matter.

The income tax provision for the nine months ended September 30, 2008 was $212.1 million compared to $156.1 million for the nine months ended September 30, 2007.  The effective tax rates during the first nine months of 2008 and 2007 were 32.3% and 29.4%, respectively.  The tax provision for the nine months ended September 30, 2007 was reduced for certain discrete items totaling $27.1 million as described previously.  Absent these items, the effective tax rate for the nine months ended September 30, 2007 would have been 34.5%.  The decrease in the effective tax rate for the first nine months of 2008 as compared to the first nine months of 2007, absent the discrete items in 2007, was due to an increase in the estimated amount of full-year income in lower tax rate jurisdictions in 2008 as compared to 2007.

Segment Results -

DPS Segment

	Nine Months Ended September 30,		Increase
(dollars in millions)	2008	2007	$	%
Revenues	$2,773.6	$2,030.9	$742.7	36.6%
Income before income taxes	$453.7	$345.0	$108.7	31.5%

DPS segment revenues for the nine months ended September 30, 2008 totaled $2.8 billion, an increase of $742.7 million, or 36.6%, from $2.0 billion for the nine months ended September 30, 2007.  A 45% increase in drilling equipment sales and a 51% increase in subsea equipment sales accounted for approximately three-fourths of the revenue increase from the same period in the prior year.  Nearly two-thirds of the increase in drilling equipment sales was for major deepwater rig construction projects with the remaining increase largely attributable to higher demand for BOPs and related equipment for land and jack-up rigs.  The increase in subsea equipment sales was mostly due to increased shipments and activity levels for major projects offshore West Africa, Egypt, Eastern Canada, Western Australia and in the Gulf of Mexico.  Surface equipment sales increased 17% due largely to higher activity levels in the Asia Pacific/Middle East region, Eastern Europe, the Caspian Sea and in the United States as a result of historically high commodity price levels.  These increases were partially offset by weakness in the Latin America and Canadian markets.  Revenues associated with oil, gas and water separation applications increased 46% in the first nine months of 2008 compared to the first nine months of 2007 as various large projects awarded in 2007 were nearing completion as of September 30, 2008.

Income before income taxes totaled $453.7 million for the nine months ended September 30, 2008 compared to $345.0 million for the nine months ended September 30, 2007, an increase of $108.7 million, or 31.5%.  Cost of sales as a percent of revenues increased from 71.6% for the first nine months of 2007 to 73.6% for the first nine months of 2008.  The increase in the ratio of cost of sales to revenues was due primarily to a 2.2 percentage point increase in the ratio mainly from increased volumes and a change in sales mix to more sales of equipment for major subsea projects, which typically carry lower margins as compared to the segment's base business.  This increase was partially offset by (i) a lower provision for obsolete inventory and (ii) the application of relatively fixed manufacturing overhead to a larger revenue base which had a combined effect of lowering the ratio of cost of sales to revenues by 0.2 percentage points.

Selling and administrative expenses for the first nine months of 2008 totaled $227.0 million, an increase of $37.1 million, or 19.5%, from $189.9 million during the comparable period of 2007.  Selling and administrative expenses as a percent of revenues declined from 9.4% for the nine months ended September 30, 2007 to 8.2% for the nine months ended September 30, 2008.  Nearly 55% of the increase was attributable to higher employee-related costs due mainly to increased headcount levels with the remainder due largely to higher support costs relating to expansion of the segment’s business.

Depreciation and amortization increased $9.5 million, from $41.3 million for the first nine months of 2007 to $50.8 million for the first nine months of 2008.  The increase was primarily the result of higher amortization of recently acquired intangible assets as well as higher depreciation expense associated with increased levels of capital spending in recent periods for new machinery and equipment and a new subsea facility in Malaysia, which opened during the second half of 2007.

V&M Segment

	Nine Months Ended September 30,		Increase
(dollars in millions)	2008	2007	$	%
Revenues	$1,095.1	$940.8	$154.3	16.4%
Income before income taxes	$221.7	$197.6	$24.1	12.2%

Revenues of the V&M segment for the nine months ended September 30, 2008 totaled $1.1 billion as compared to $940.8 million for the nine months ended September 30, 2007, an increase of $154.3 million, or 16.4%.  Over one-fourth of the increase was attributable to the effects of a weaker U.S. dollar against certain other foreign currencies for the same reasons as mentioned under “Consolidated Results – Revenues” above.  Increases in all product lines contributed to the remaining revenue increase.  Absent the effects of a weaker U.S. dollar, sales of engineered valves, which accounted for over one-third of the remaining revenue increase, were up 10% compared to last year due largely to higher international pipeline construction project activity.  Sales of distributed products increased 11% based primarily on the strength of demand in the U.S. market.   Measurement product sales were up 24% in the first nine months of 2008 compared to the first nine months of 2007 due to the impact of newly acquired product offerings, higher U.S. market activity driven by robust natural gas price levels and higher demand for equipment to be used in nuclear applications.

Income before income taxes totaled $221.7 million for the first nine months of 2008, an increase of $24.1 million, or 12.2%, compared to $197.6 million for the first nine months of 2007.  Cost of sales as a percent of revenues increased from 64.0% for the nine months ended September 30, 2007 to 65.8% for the nine months ended September 30, 2008.  The increase in the ratio was due primarily to a 1.6 percentage-point increase in the ratio of certain indirect production costs compared to revenues, resulting mainly from higher headcount levels and higher overhead costs associated with expansion of the segment’s business.

Selling and administrative expense for the nine months ended September 30, 2008 were $129.6 million, an increase of $11.3 million, or 9.5%, as compared to $118.3 million for the nine months ended September 30, 2007.  As a percentage of revenues, selling and administrative expenses declined from 12.6% for the first nine months of 2007 to 11.8% for the first nine months of 2008.  Approximately 57% of the increase was attributable to the effects of a weaker U.S. dollar for the same reasons mentioned under “Consolidated Results – Revenues” above and the incremental impact of newly acquired operations.  Absent these factors, 90% of the remaining increase was attributable to higher employee-related costs due largely to higher headcount needed to support the expansion of the segment’s business.

Depreciation and amortization increased $1.2 million from $22.5 million in the first nine months of 2007 to $23.7 million in the first nine months of 2008.  The increase was due largely to increased capital spending for new machinery and equipment in recent periods.

CS Segment

	Nine Months Ended September 30,		Increase
(dollars in millions)	2008	2007	$	%
Revenues	$455.9	$350.6	$105.3	30.0%
Income before income taxes	$72.9	$49.7	$23.2	46.5%

CS segment revenues for the nine months ended September 30, 2008 totaled $455.9 million, an increase of $105.3 million, or 30.0%, from $350.6 million for the nine months ended September 30, 2007.  Sales of centrifugal compression equipment were up 46%, which accounted for nearly 70% of the total increase in segment revenues, while sales of reciprocating equipment, which accounted for the remaining increase, were up 17% for the nine months ended September 30, 2008 compared to the same period last year.  A 59% increase in demand for engineered units, designed primarily for air separation and engineered industrial air applications, accounted for nearly two-thirds of the increase in centrifugal equipment sales.  Shipments of plant air equipment were up 36% and demand for aftermarket parts and services increased 31%, accounting for the remainder of the increase in this product line.  A 38% increase in demand for Ajax units, primarily from customers in Asia and packagers in the United States, as well as a nearly 10% increase in sales of aftermarket parts and services, accounted for almost 90% of the increase in sales of reciprocating equipment during the first nine months of 2008 compared to the first nine months of 2007.

Income before income taxes for the CS segment totaled $72.9 million for the nine months ended September 30, 2008 compared to $49.7 million for the nine months ended September 30, 2007, an increase of $23.2 million, or 46.5%.  Cost of sales as a percent of revenues declined from 69.3% for the first nine months of 2007 to 68.9% for the first nine months of 2008.  The improvement in the ratio was due primarily to a decline in the provision for obsolete inventory as strong activity levels in the current year have resulted in consumption of previously slow-moving inventory, primarily in the reciprocating product line (a 0.4 percentage-point decrease).

Selling and administrative expenses for the first nine months of 2008 totaled $57.8 million, an increase of $9.8 million, or 20.5%, from $48.0 million during the comparable period of 2007.  As a percent of revenues, selling and administrative expenses declined from 13.7% for the nine months ended September 30, 2007 to 12.7% for the nine months ended September 30, 2008.  Nearly 84% of the increase was due to higher employee-related costs due mainly to increased headcount levels needed to support expansion of the segment’s business.

Depreciation and amortization increased $1.1 million, from $10.1 million for the first nine months of 2007 to $11.2 million for the first nine months of 2008.  The increase was primarily the result of higher levels of capital spending in recent periods.

Corporate Segment

The Corporate segment’s loss before income taxes was $91.6 million in the first nine months of 2008 as compared to $61.4 million in the first nine months of 2007.

Included in the Corporate segment’s results for the nine months ended September 30, 2008 was a foreign currency loss of $2.7 million relating to the changing value of the U.S. dollar in relation to short-term intercompany loans the Company has with various foreign subsidiaries that are denominated in currencies other than the U.S. dollar.  The corresponding amount for the comparable period in the prior year was a foreign currency gain of $3.9 million.

Selling and administrative expenses for the first nine months of 2008 totaled $70.2 million, an increase of $7.3 million, or 11.6%, from $62.9 million during the comparable period of 2007.  The primary reasons for the increase were (i) a $3.6 million charge in the first nine months of 2008 related to a dispute on an historical acquisition and (ii) $3.6 million of additional non-cash stock compensation expense.  Additionally, during the first nine months of 2008, the Company recorded a $5.8 million reduction in expense relating to one of its non-U.S. defined benefit pension plans.  A similar reduction in expense was recorded in the first nine months of 2007 relating to another of the Company’s non-U.S. defined benefit pension plans.

Depreciation and amortization expense totaled $10.0 million for the nine months ended September 30, 2008 as compared to $7.1 million for the same period in 2007, an increase of $2.9 million.  The increase is due primarily to increased amortization from higher capital spending on the Company’s enterprise-wide information technology assets as well as additional amortization of certain other acquired intangible assets.

The decrease in interest income and the increase in interest expense for the first nine months of 2008 as compared to the same period in 2007 are discussed in “Consolidated Results” above.

ORDERS & BACKLOG

Orders were as follows (dollars in millions):

	Nine Months Ended September 30,		Increase
	2008	2007	$	%
DPS	$4,511.0	$2,347.2	$2,163.8	92.2%
V&M	1,260.5	1,041.6	218.9	21.0%
CS	596.6	505.5	91.1	18.0%
	$6,368.1	$3,894.3	$2,473.8	63.5%

Orders for the first nine months of 2008 were up $2.5 billion, or 63.5%, from $3.9 billion for the first nine months of 2007 to $6.4 billion for the nine months ended September 30, 2008.

DPS segment orders for the first nine months of 2008 totaled $4.5 billion, up 92.2% from $2.3 billion for the first nine months of 2007. Subsea equipment orders increased 212% primarily as a result of two large awards totaling nearly $1.5 billion for projects offshore West Africa.  Drilling equipment orders were up 114% during the first nine months of 2008 as compared to the same period in 2007, nearly three-fourths of which was due to awards received for new deepwater rig construction projects.  Surface equipment orders increased nearly 8% from 2007 due largely to higher commodity prices and activity levels in the United States and the Asia Pacific region, partially offset by the high level of orders in the first nine months of 2007 from customers in Eastern Europe and the Caspian Sea region which did not repeat at the same levels during the first nine months of 2008.  Orders for oil, gas and water separation applications were down 19% in the first nine months of 2008 as compared to the same period in 2007 primarily due to the timing of order placement.

The V&M segment had order increases in all product lines totaling $1.3 billion in the first nine months of 2008, an increase of $218.9 million, or 21.0%, from $1.0 billion in the comparable period of 2007.  Distributed valve orders and aftermarket orders were up 43% and 20%, respectively, due mainly to higher commodity prices and activity levels in the U.S. and improved market conditions in Canada.  Measurement orders increased nearly 33% as a result of increased demand for equipment to be used for nuclear and oil and gas applications.  Demand for equipment for a major subsea flow line construction project was a primary factor driving a 13% increase in awards for engineered valves during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  Additionally, strong demand for equipment designed for gas processing, storage and refinery applications, primarily in the United States, led to a 7% increase in orders of process valves during the current year to date period.

Orders in the CS segment for the first nine months of 2008 totaled $596.6 million, up $91.1 million, or 18.0%, from $505.5 million in the first nine months of 2007. Centrifugal compression equipment orders increased 31% in the first nine months of 2008 as compared to the same period in 2007.  The increase in centrifugal compression equipment orders was the result of (i) a 37% increase in demand across all product lines for plant air equipment, (ii) a 29% increase in orders of engineered air machines, primarily designed for air separation and engineered industrial air applications and (iii) a 33% increase in the centrifugal aftermarket business, particularly with regard to stronger demand for legacy and spare unit parts.  Reciprocating compression equipment orders were up a modest 3% for the nine months ended 2008 compared to the same period in 2007 due to mainly to (i) a 30% increase in orders for Superior compressors, primarily from customers in the United States, Latin America and the Asia Pacific region and (ii) a 3% increase in the demand for Ajax units as strong order levels from customers in the Far East more than offset a decline in demand from packagers in the United States.  The increase in new reciprocating equipment orders was partially offset by a 3% decline in demand for aftermarket parts and services, primarily from customers in the United States.

Backlog was as follows (dollars in millions):

	September 30, 2008	December 31, 2007	Increase
DPS	$4,809.6	$3,203.0	$1,606.6
V&M	829.9	685.2	144.7
CS	511.3	380.1	131.2
	$6,150.8	$4,268.3	$1,882.5

Liquidity and Capital Resources

The Company’s cash and cash equivalents increased by $695.6 million to $1.4 billion at September 30, 2008 as compared to $739.9 million at December 31, 2007. The main reasons for the increase were (i) positive cash flow from operations of $512.7 million, (ii) net proceeds after issuance costs of approximately $742.4 million received from the Company’s issuance of senior notes in June 2008 (see Note 7 of the Notes to the Consolidated Condensed Financial Statements for additional information) and (iii) additional net short-term debt borrowings totaling approximately $20.7 million, primarily made under the Company’s $585.0 million multicurrency revolving credit facility.  These cash inflows more than offset cash outflows from (i) the purchase of treasury stock at a cash cost of $215.3 million, (ii) the acquisition of certain assets and liabilities of five businesses during the first nine months of 2008 totaling $97.7 million, (iii) debt repayments totaling $106.9 million associated with the conversion by holders of certain of the 1.5% convertible debentures during the third quarter of 2008 and (iv) capital expenditures of $160.4 million.

During the first nine months of 2008, the Company generated $512.7 million of cash from operations as compared to $167.5 million for the same period in 2007. The primary reasons for the increase were the higher level of earnings in 2008 and the lower level of cash needed for working capital growth during the first nine months of 2008 as compared to the first nine months of 2007.  Net income for the first nine months of 2008 totaled $444.6 million, an increase of $69.6 million from the comparable period in 2007.  Cash totaling approximately $36.7 million was utilized in the first nine months of 2008 to increase working capital compared to $330.3 million utilized during the same period in 2007.  The increase in working capital in the first nine months of 2008 primarily reflected higher levels of receivables due to strong revenue growth and an increase in inventory levels and accounts payable and accrued liabilities as a result of higher backlog and orders and an increase in advances received from customers.  Backlog increased approximately $1.9 billion, or 44.1%, from December 31, 2007 and orders increased approximately $2.5 billion, or 63.5%, during the nine months ended September 30, 2008 as compared to the same period in 2007.  An increased investment in inventory, higher receivables and higher income tax payments, partially offset by higher accounts payable and accrued liabilities, accounted for a majority of the cash utilized to increase working capital during the first nine months of 2007.

The Company utilized $256.4 million of cash for investing activities during the first nine months of 2008 as compared to $232.6 million during the same period in 2007. Most of the increase was due to the additional cash cost of acquisitions.  During the nine months ended September 30, 2008, the Company spent $97.7 million in connection with the acquisition of certain assets and liabilities of five businesses (see Note 2 of the Notes to the Consolidated Condensed Financial Statements for additional information) compared to $76.4 million of cash utilized during the nine months ended September 30, 2007 for acquisitions.  Additionally, $160.4 million of cash was spent for capital expenditures in the first nine months of 2008 compared to $161.2 million in the first nine months of 2007.

During the first nine months of 2008, the Company’s financing activities generated $470.0 million of cash compared to $423.1 million of cash utilized during the first nine months of 2007. In June 2008, the Company received net proceeds after issuance costs of approximately $742.4 million from issuance of long-term senior notes with maturities of 10 and 30 years.  Net short-term debt borrowings of $20.7 million were also made during the nine months ended September 30, 2008, most of which related to amounts borrowed for working capital purposes utilizing the Company’s $585.0 million multicurrency revolving credit facility. During the third quarter of 2008, a total of $106.9 million of 1.5% convertible debentures were repaid as a result of conversion of those debentures by their holders. During the first nine months of 2007, the Company repaid $200.0 million of its 2.65% senior notes upon maturity in April 2007.  Additionally, the Company spent $215.3 million of cash in the first nine months of 2008 to acquire 4.3 million shares of treasury stock as compared to $282.1 million spent in the first nine months of 2007.

The Company expects to spend an estimated $260.0 million for capital equipment and facilities during 2008 in connection with its program of improving manufacturing efficiency and expanding capacity.  The Company currently has underway a $63.5 million expansion of its manufacturing operations in Romania to increase the Company’s capacity for high-pressure, high-specification wellheads and trees for the surface equipment markets, particularly in Europe, Africa, Russia and the Mediterranean and Caspian Seas.  The majority of expenditures for this new facility will occur in 2008.  Cash on hand and future expected operating cash flows will be utilized to fund the remainder of the Company’s 2008 capital spending program.

On a longer-term basis, the Company issued $450.0 million of 6.375% 10-year senior notes and $300.0 million of 7.0% 30-year senior notes in June 2008. The Company also has outstanding $131.1 million of 1.5% convertible debentures in addition to $500.0 million of 2.5% convertible debentures. Holders of the 1.5% convertible debentures could require the Company to redeem them beginning in May 2009.  Holders of the Company’s 2.5% convertible debentures could also require the Company to redeem them beginning in June 2011.

As described more fully in Note 14 of the Notes to the Consolidated Condensed Financial Statements, the Company notified the holders of its 1.5% convertible debentures of their rights under the terms of the debentures to request conversion of those debentures during the fourth quarter of 2008.   Accordingly, the Company anticipates repaying in cash 100% of the principal amount of any debentures converted during the fourth quarter of 2008.  Additionally, during the fourth quarter of 2008, the conversion value of any debentures converted that is in excess of the principal value will be satisfied through the issuance of additional shares of the Company’s common stock.

Despite the current uncertainty and volatility in the credit markets, the Company believes, based on its current financial condition, existing backlog levels and current expectations for future market conditions, that it will be able to meet its short- and longer-term liquidity needs with the existing $1.4 billion of cash on hand, expected cash flow from future operating activities and amounts available under its $585.0 million five-year multicurrency revolving credit facility, expiring April 14, 2013.

It is expected that the Company will finalize the settlement of its remaining obligations under its U.S. defined benefit pension plans during the fourth quarter of 2008.  Following settlement, the Company currently anticipates that approximately $3.0 million of pension assets will remain.  These assets will be used by the Company to fund its future matching obligations under its remaining U.S. defined contribution plans.  A final pre-tax settlement charge of $31.0 million is currently expected in the fourth quarter of 2008 as payments are made to beneficiaries under the defined benefit pension plans.  These estimates are based on current expectations of settlement options to be selected by participants.

Factors That May Affect Financial Condition and Future Results

The current turmoil and uncertainty in the public and private credit markets could adversely impact the Company’s ability to finance its future operational and capital needs or could adversely impact the ability of its customers to finance future purchases of equipment.

The public and private credit markets in the United States and around the world are currently severely constricted due to economic concerns regarding past mortgage lending practices, current housing values and the present state of various world economies.  Although the Company does not currently anticipate a need to access the credit markets for new financing in the short-term, a prolonged constriction on future lending by banks or investors could result in higher interest rates on future debt obligations of the Company or could restrict the Company’s ability to obtain sufficient financing to meet its long-term operational and capital needs or could limit its ability in the future to consummate significant business acquisitions to be paid for in cash.  On a shorter-term basis, the current uncertainty and turmoil in the credit markets may also negatively impact the ability of customers to finance purchases of the Company’s equipment and could ultimately result in a decline in sales, profitability and operating cash flows of the Company.

The inability of the Company to deliver its backlog on time could affect the Company’s future sales and profitability and its relationships with its customers.

At September 30, 2008, the Company’s backlog was $6.2 billion, a record level for the Company. The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Many of the contracts the Company enters into with its customers require long manufacturing lead times and contain penalty or incentive clauses relating to on-time delivery. A failure by the Company to deliver in accordance with customer expectations could subject the Company to financial penalties or loss of financial incentives and may result in damage to existing customer relationships. Additionally, the Company bases its earnings guidance to the financial markets on expectations regarding the timing of delivery of product currently in backlog. Failure to deliver backlog in accordance with expectations could negatively impact the Company’s financial performance and thus cause adverse changes in the market price of the Company’s outstanding common stock and other publicly-traded financial instruments.

The Company has embarked on a significant capital expansion program.

The Company’s capital expenditures totaled $160.4 million for the nine months ended September 30, 2008.  For 2008, the Company expects full-year capital expenditures of approximately $260.0 million to continue its program of upgrading its machine tools, manufacturing technologies, processes and facilities in order to improve its efficiency and address current and expected market demand for the Company’s products. To the extent this program causes disruptions in the Company’s plants, or the needed machine tools or facilities are not delivered and installed or in use as currently expected, the Company’s ability to deliver existing or future backlog may be negatively impacted. In addition, if the program does not result in the expected efficiencies, future profitability may be negatively impacted.

Execution of subsea systems projects exposes the Company to risks not present in its surface business.

This market is significantly different from the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project, (iv) often involve the application of existing technology to new environments and in some cases, new technology, and (v) may require manufacturing and other activities in underdeveloped parts of the world. These projects accounted for approximately 12.2% of total revenues for the nine months ended September 30, 2008. To the extent the Company experiences difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted. As of September 30, 2008, the Company had a subsea systems project backlog of approximately $2.2 billion.

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

Demand for most of the Company’s products and services, and therefore its revenues, depends to a large extent upon the level of capital expenditures related to oil and gas exploration, production, development, processing and transmission. Declines, as well as anticipated declines, in oil and gas prices could negatively affect the level of these activities, or could result in the cancellation, modification or rescheduling of existing orders.  The Company is typically protected against financial losses related to products and services it has provided prior to any cancellation.  However, if the Company’s customers cancel existing purchase orders, future profitability could be negatively impacted.  Factors that contribute to the volatility of oil and gas prices include the following:

·	demand for oil and gas, which is impacted by economic and political conditions and weather;
·	the ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and pricing;
·	the level of production from non-OPEC countries;
·	policies regarding exploration and development of oil and gas reserves;
·	the political environments of oil and gas producing regions, including the Middle East;

Recently, oil and gas prices have declined significantly, reflecting the impact of the difficulties in the credit markets.  Any weakening in worldwide demand for oil and gas may negatively impact demand from customers for the Company’s equipment, including equipment to be used on new onshore and offshore drilling rigs currently under construction, particularly rigs whose construction is not supported by a pre-existing contract with an operator.  As of September 30, 2008, the Company had a backlog of orders for equipment to be used on deepwater drilling rigs of approximately $1.1 billion, including approximately $364.0 million of equipment ordered for rigs whose construction was not supported by a pre-existing contract with an operator.  The Company has been notified of a potential order cancellation for such equipment totaling nearly $54.0 million.  If oil and gas prices continue to decline or stay at current levels for an extended period of time, further order cancellations or delays in expected shipment dates may occur.

Fluctuations in worldwide currency markets can impact the Company’s profitability.

The Company has established multiple “Centers of Excellence” facilities for manufacturing such products as subsea trees, subsea chokes, subsea production controls and BOPs. These production facilities are located in the United Kingdom, Brazil and other European and Asian countries. To the extent the Company sells these products in U.S. dollars, the Company’s profitability is eroded when the U.S. dollar weakens against the British pound, the euro, the Brazilian real and certain Asian currencies, including the Singapore dollar.  Alternatively, profitability is enhanced when the dollar strengthens against these same currencies.

The Company’s worldwide operations expose it to instability and changes in economic and political conditions, foreign currency fluctuations, trade and investment regulations and other risks inherent to international business.

The economic risks of doing business on a worldwide basis include the following:

·	volatility in general economic, social and political conditions;
·	differing tax rates, tariffs, exchange controls or other similar restrictions;
·	changes in currency rates;
·	inability to repatriate income or capital;
·	reductions in the number or capacity of qualified personnel; and
·	seizure of equipment.

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

The Company engaged special counsel reporting to the Audit Committee of the Board of Directors to conduct an investigation into its dealings with the customs clearance broker in Nigeria and Angola to determine if any payments made to or by the customs clearance broker on the Company’s behalf constituted a violation of the FCPA. The investigation is also looking into activities of Company employees and agents with respect to immigration matters and importation permitting in Nigeria. To date, the special counsel has found that the Company utilized certain services in Nigeria offered by the customs clearance broker that appear to be similar to services that have been under review by the DOJ. Similar issues do not appear to be present in Angola.  Special counsel is reviewing these and other services and activities to determine whether they were conducted in compliance with all applicable laws and regulations. Special counsel is also reviewing the extent, if any, of the Company’s knowledge and involvement in the performance of these services and activities, and whether the Company fulfilled its obligations under the FCPA.

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

In January 2007, the Company underwent a Pre-Assessment Survey as part of a Focused Assessment initiated by the Regulatory Audit Division of the U.S. Customs and Border Protection, Department of Homeland Security.  The Pre-Assessment Survey resulted in a finding that the Company had deficiencies in its U.S. Customs compliance processes.  The Company is taking corrective action and currently expects to undergo Assessment Compliance Testing in early 2009.

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

In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into foreign currency forward contracts to hedge specific large anticipated receipts or payments in currencies for which the Company does not traditionally have fully offsetting local currency expenditures or receipts.  The Company was party to a number of long-term foreign currency forward contracts at September 30, 2008.  The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling or valve contracts involving the Company’s United States operations and its wholly-owned subsidiaries in Brazil, Ireland, Italy, Romania, Singapore and the United Kingdom.  Information relating to the contracts, which have been accounted for as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and the fair values recorded in the Company’s Consolidated Balance Sheets at September 30, 2008 follows:

	Year of Contract Expiration
(amounts in millions except exchange rates)	2008	2009	2010	2011	Total
Sell USD/Buy GBP:
Notional amount to sell (in U.S. dollars)	$49.4	$116.0	$37.8	$2.3	$205.5
Average USD to GBP contract rate	1.9451	1.9238	1.8932	1.8721	1.9225
Average USD to GBP forward rate at September 30, 2008	1.7844	1.7748	1.7516	1.7316	1.7723

Fair value at September 30, 2008 in U.S. dollars					$(16.3)

Sell USD/Buy BRL:
Notional amount to sell (in U.S. dollars)	16.4	10.4	—	—	26.8
Average BRL to USD contract rate	1.6440	1.6967	—	—	1.6644
Average BRL to USD forward rate at September 30, 2008	1.9224	1.9674	—	—	1.9399

Fair value at September 30, 2008 in U.S. dollars					$(3.8)

Sell RON/Buy USD:
Notional amount to sell (in RON)	34.5	9.5	—	—	44.0
Average USD to RON contract rate	0.4160	0.4000	—	—	0.4126
Average USD to RON forward rate at September 30, 2008	0.3744	0.3699	—	—	0.3734

Fair value at September 30, 2008 in U.S. dollars					$(1.2)

Buy Euro/Sell USD:
Notional amount to buy (in euros)	45.2	76.7	14.0	—	135.9
Average USD to EUR contract rate	1.4868	1.5217	1.5248	—	1.5104
Average USD to EUR forward rate at September 30, 2008	1.4125	1.4169	1.4012	—	1.4138

Fair value at September 30, 2008 in U.S. dollars					$(11.1)

Buy Euro/Sell GBP:
Notional amount to buy (in euros)	15.0	40.7	8.1	0.7	64.5
Average EUR to GBP contract rate	1.2587	1.2536	1.2417	1.2316	1.2530
Average EUR to GBP forward rate at September 30, 2008	1.2631	1.2593	1.2492	1.2450	1.2588

Fair value at September 30, 2008 in U.S. dollars					$(0.4)

Buy NOK/Sell GBP:
Notional amount to buy (in Norwegian krone)	11.6	23.1	—	—	34.7
Average NOK to GBP contract rate	10.2428	10.2786	—	—	10.2666
Average NOK to GBP forward rate at September 30, 2008	10.5090	10.5827	—	—	10.5580

Fair value at September 30, 2008 in U.S. dollars					$(0.2)

Other Currencies:
Fair value at September 30, 2008 in U.S. dollars					$(3.8)

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

The fair values of the short-term borrowings under the Company’s revolving credit facility, the 6.375% 10-year Senior Notes and the 7.0% 30-year Senior Notes are principally dependent on prevailing interest rates. The fair values of the 1.5% and 2.5% convertible debentures are principally dependent on both prevailing interest rates and the Company’s current share price as it relates to the initial conversion price of the respective instruments.  Since the Company typically borrows or renews its outstanding borrowings under its revolving credit facility at current interest rates for 30-day periods, changes in interest rates tend to impact the Company’s cash flows over time more so than the fair market value of this portion of the Company’s debt.

The Company has various other short- and long-term borrowings, but believes that the impact of changes in interest rates in the near term will not be material to these instruments.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no material changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to a number of contingencies, including environmental matters, litigation and tax contingencies.

Environmental Matters

The Company’s worldwide operations are subject to regulations with regard to air, soil and water quality as well as other environmental matters. The Company, through its environmental management system and active third-party audit program, believes it is in substantial compliance with these regulations. The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the CS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At September 30, 2008, the Company’s consolidated balance sheet included a noncurrent liability of approximately $6.7 million for environmental matters.

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

The Company has entered into a number of individual settlements and has settled a class action lawsuit. The individual settlements were made in the form of agreements with homeowners that obligated the Company to reimburse them for any estimated decline in the value of their homes at time of sale due to potential buyers’ concerns over contamination or, in the case of some agreements, to purchase the property after an agreed marketing period. All but three of these agreements have been closed out.  In addition, the Company has settled Valice v. Cameron Iron Works, Inc. (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), which was filed and settled as a class action. Pursuant to the settlement, the 258 homeowners in the class are entitled to receive a cash payment of approximately 3% of the 2006 appraised value of their property or reimbursement of any diminution in value of their property due to contamination concerns at the time of any sale. To date, 69 homeowners have elected the cash payment and 21 opted out of the class settlement.

There are two suits currently pending and one threatened regarding this matter filed by homeowners who opted out of the class settlement. One was filed by six such homeowners; the other suit was filed by an individual homeowner.  A suit has been threatened by a group of nine other homeowners but has not yet been filed.  The complaints in the actions filed make, and the other threatens to make, the claim that the contaminated underground water has reduced property values and seek recovery of alleged actual and exemplary damages for the loss of property value.

There are two suits currently pending filed by persons not in the class.  One seeks damages for reduced property value, the other involves claims arising out of health risks posed by the contaminated underground water.  The Company is of the opinion that there is no health risk to area residents and that the suit is without merit.

The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements, the class action settlement or other actions that have been or may be filed, will not have a material adverse effect on its financial position or results of operations. The Company’s consolidated balance sheet included a liability of $13.2 million for these matters as of September 30, 2008.

The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At September 30, 2008, the Company’s consolidated balance sheet included a liability of approximately $3.4 million for such cases, including estimated legal costs. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or cash flow from operations.

Regulatory Contingencies

In January 2007, the Company underwent a Pre-Assessment Survey as part of a Focused Assessment initiated by the Regulatory Audit Division of the U.S. Customs and Border Protection, Department of Homeland Security. The Pre-Assessment Survey resulted in a finding that the Company had deficiencies in its U.S. Customs compliance processes. The Company is taking corrective action and currently expects to undergo Assessment Compliance Testing in early 2009.

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

The Company engaged special counsel reporting to the Audit Committee of the Board of Directors to conduct an investigation into its dealings with the customs clearance broker in Nigeria and Angola to determine if any payments made to or by the customs clearance broker on the Company’s behalf constituted a violation of the FCPA. The investigation is also looking into activities of Company employees and agents with respect to immigration matters and importation permitting in Nigeria. To date, the special counsel has found that the Company utilized certain services in Nigeria offered by the customs clearance broker that appear to be similar to services that have been under review by the DOJ. Similar issues do not appear to be present in Angola.  Special counsel is reviewing these and other services and activities to determine whether they were conducted in compliance with all applicable laws and regulations. Special counsel is also reviewing the extent, if any, of Company personnel’s knowledge and involvement in the performance of these services and activities, and whether the Company fulfilled its obligations under the FCPA.

In addition, the U.S. Securities and Exchange Commission (SEC) is conducting an informal inquiry into the same matters currently under review by the DOJ. As part of this inquiry the SEC has requested that the Company provide to them the information and documents that have been requested by and are being provided to the DOJ. The Company is cooperating fully with the SEC, as it is doing with the DOJ, and is providing the requested materials. Both agencies have requested an extension of the statute of limitations with respect to matters under review until January 2009.  At this stage of the internal investigation, the Company cannot predict the ultimate outcome of either the internal investigation or the government inquiries. The Company has established a separate compliance function and undertaken an enhanced compliance training effort for its personnel, including foreign operations personnel dealing with customs clearance regulations.

Tax Contingencies

The Company has legal entities in over 35 countries. As a result, the Company is subject to various tax filing requirements in these countries. The Company prepares its tax filings in a manner which it believes is consistent with such filing requirements. However, some of the tax laws and regulations which the Company is subject to are subject to interpretation and/or judgment. Although the Company believes that the tax liabilities for periods ending on or before the balance sheet date have been adequately provided for in the financial statements, to the extent that a taxing authority believes that the Company has not prepared its tax filings in accordance with the authority’s interpretation of the tax laws/regulations, the Company could be exposed to additional taxes. There were no material changes in the Company’s liabilities for unrecognized tax benefits during the three or nine months ended September 30, 2008.

Item 1A. Risk Factors

The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 25 – 28 of this quarterly report on Form 10-Q is incorporated herein by reference.

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

Purchases pursuant to the 30,000,000-share Board authorization may be made by way of open market purchases, directly or indirectly, for the Company’s own account or through commercial banks or financial institutions and by the use of derivatives such as a sale or put on the Company’s common stock or by forward or economically equivalent transactions. Shares of common stock purchased and placed in treasury during the three months ended September 30, 2008 under the Board’s two authorization programs described above are as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of all repurchase programs (a)	Maximum number of shares that may yet be purchased under all repurchase programs (b)
7/1/08 – 7/31/08	25,000	$48.89	21,524,102	11,063,777
8/1/08 – 8/31/08	700,000	$46.53	22,224,102	10,391,449
9/1/08 – 9/30/08	661,488	$40.85	22,885,590	9,769,180
Total	1,386,488	$43.86	22,885,590	9,769,180

____________

(a)	All share purchases during the three months ended September 30, 2008 were done through open market transactions.

(b)	As of September 30, 2008, there were no shares available for purchase under the $250,000,000 Board authorization.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

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

Date: November 3, 2008	CAMERON INTERNATIONAL CORPORATION
(Registrant)

By: /s/ Charles M. Sledge
Charles M. Sledge
Vice President, Finance and Chief Financial Officer and authorized to sign on behalf of the Registrant

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification

31.2	Certification

32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.