Form 10-K
CAMERON INTERNATIONAL CORP
filed 2009-02-25
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13884
CAMERON INTERNATIONAL CORPORATION
(Exact name of Registrant as specified in its charter)
Delaware	76-0451843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1333 West Loop South
Suite 1700
Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (713) 513-3300

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 Per Share	New York Stock Exchange
Junior Participating Preferred Stock	New York Stock Exchange
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
Yes☑                      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☑                                                                      Accelerated filer ☐                                       Non-accelerated filer ☐                                       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☑

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant as of June 30, 2008, our most recently completed second fiscal quarter, was approximately $9,852,094,873.  For the purposes of the determination of the above statement amount only, all the directors and executive officers of the registrant are presumed to be affiliates. The number of shares of Common Stock, par value $.01 per share, outstanding as of February 13, 2009, was 216,898,882.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant’s Annual Report to Stockholders for the year ended December 31, 2008 are incorporated by reference into Parts I and II. Portions of the registrant’s 2009 Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2009 are incorporated by reference into Part III.

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

The Company’s operations are organized into three business segments – Drilling & Production Systems (DPS), Valves & Measurement (V&M) and Compression Systems (CS).  For additional business segment information for each of the three years in the period ended December 31, 2008, see Note 14 of the Notes to Consolidated Financial Statements, which Notes are incorporated herein by reference in Part II, Item 8 of this Annual Report on Form 10-K.

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

Cameron, a Delaware corporation, was incorporated on November 10, 1994. The Company operated as a wholly-owned subsidiary of Cooper Industries, Inc. until June 30, 1995, the effective date of the completion of an exchange offer with Cooper Industries’ stockholders resulting in the Company becoming a separate stand-alone company. The common stock of Cameron trades on the New York Stock Exchange under the symbol “CAM”. The Company’s Internet address is www.c-a-m.com. General information about Cameron, including its Corporate Governance Principles, charters for the committees of the Company’s board of directors, Standards of Conduct, and Codes of Ethics for Management Personnel, including Senior Financial Officers and Directors, can be found in the Ethics and Governance section of the Company’s website. The Company makes available, free of charge, on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the Exchange Act) as soon as reasonably practicable after the Company electronically files or furnishes them to the United States Securities and Exchange Commission (the SEC).  Information filed by the Company with the SEC is also available at www.sec.gov or may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information regarding operations of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

The Company continued its acquisition strategy during 2008 with the purchase of certain assets of seven new businesses, including the Surface Safety Systems business that was previously part of the Baker Hughes International Oil Tools division, SBS Oilfield Equipment GmbH, Jiskoot Holdings, Limited, Dyna-Torque, Inc, Guiberson Well Service Systems, KB Industries and Paramount Pumps and Supplies, Inc.  During 2007, the Company acquired DES Operations Limited, certain assets of Prime Measurement Products, certain assets and liabilities of Paradigm Services, LP, and the Hydromation Deep Bed Filter product line from Filtra-Systems Company.

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

DPS is one of the leading global suppliers of integrated drilling systems for land, offshore, platform and subsea applications. Drilling equipment designed and manufactured by DPS includes ram and annular BOPs, drilling riser, drilling valves, choke and kill manifolds, surface and subsea BOP control systems, multiplexed electro-hydraulic (MUX) control systems and diverter systems. DPS also provides services under CAMCHEC™, an inspection system that allows drilling contractors to inspect drilling riser on their rigs offline, saving time and money on maintenance and unnecessary transportation.

Although the pace of orders for new deepwater drilling rigs moderated in 2008 and 2007 from the record levels of 2006, as did orders for jackups and land rigs, DPS still had the second largest bookings year for its drilling business in 2008.  The Company believes it maintained its traditional market share during 2008 and continues to be a primary supplier of BOPs and related equipment to the drilling industry.  As a result of the high order levels during the last three years, the Company has made significant investments at the Beziers, France BOP and riser manufacturing facility, the Houston Controls facility and the Berwick, Louisiana BOP stack-up yard. The Company also opened a new 48,000-square foot aftermarket facility in Houston during 2007 to provide a full range of machining, welding and testing capabilities.  The Company has also taken steps to expand its product offerings and services to drilling customers with the November 2008 purchase of KB Industries, an Odessa, Texas-based manufacturer of surface BOPs and control systems and the September 2008 acquisition of Guiberson Well Service Systems, a market leader in well servicing equipment and replacement parts.

DPS is also a global market leader in supplying surface production equipment, from conventional to high-pressure, high temperature (HPHT) wellheads, API Christmas trees and chokes used on land or installed on offshore platforms.

The surface business, which has a global base of installed equipment and an aftermarket presence in virtually every major hydrocarbon-producing region around the world was the second largest revenue contributor to the DPS segment in 2008.  This business saw increased order levels in 2008 primarily from customers in the United States, as well as those in the Asia Pacific region.  The Company is nearing completion of a new facility in Ploiesti, Romania, which is expected to become fully functional in the third quarter of 2009, in order to further expand its offerings to customers in the European, North African and Russian markets.   Also, additional facilities are under construction in Kazakhstan and in Azerbaijan to address expected demand for surface products in the Caspian Sea region and North Africa.  The Company has also continued to make investments in its artificial lift business during 2008 with the acquisition of SBS Oilfield Equipment GmbH, an Austrian-based manufacturer of in-well rod lift pumping and progressive cavity pumping systems, and the late December 2008 acquisition of Paramount Pumps and Supplies, Inc., a Kansas-based manufacturer of rod lift pumping systems.

DPS continues to be a leading provider of subsea wellheads, Christmas trees, manifolds and production controls to customers worldwide, from basic tree orders to integrated solutions that require systems engineering and project management as well as installation and aftermarket support. DPS’s Subsea Systems organization, created in 2005, has global responsibility for research and development, engineering, sales, manufacturing, installation and aftermarket support for subsea products and systems, and provides customers with integrated solutions to subsea field development requirements under engineering, procurement and construction contracts.  This business accounted for the DPS segment’s largest source of revenue in 2008.

Awards received for subsea equipment during 2008 were the largest in the Company’s history and included equipment ordered for use on two of the largest projects in the industry’s history.  In order to address capacity needs from the record high order levels, improve efficiency and lower manufacturing costs in the subsea product line, the Company completed a new state-of-the-art subsea manufacturing, assembly and test plant in Johor, Malaysia in 2007.  The plant, which became fully operational in 2008, is currently being expanded, with completion expected in early 2010.  In addition, the Company made various capital investments in its Leeds, England and Berwick, Louisiana facilities during 2008 and, in order to accommodate increased and expected future project business in the Brazilian markets, in its Taubate, Brazil manufacturing facility in 2007.

As petroleum exploration activities have increasingly focused on subsea locations, DPS has directed much of its new product development efforts toward this market. DPS’s patented SpoolTree™ horizontal subsea production system, which was introduced in 1993, is used in oil and gas fields with subsea completions that require frequent retrieval of downhole equipment. With the SpoolTree system, well completion and workover activities can be performed without a workover riser or removal of the Christmas tree and under conventional blowout preventer control, thereby reducing the time, equipment and expense needed to perform such activities.  DPS advanced its tradition of innovation with the introduction in 2004 of an all-electric, direct current powered subsea production system, CameronDC™, which is designed to offer greater reliability and provide substantial cost savings to customers.  Following intensive testing and review, the first commercial deployment of the CameronDC system took place in late 2008 in the Dutch North Sea.  In March 2007, Cameron acquired DES Operations Limited, an Aberdeen, Scotland-based supplier of production enhancement technology, and developer of the unique Multiple Application Re-injection System (MARS™), which enables the installation of multiple processing technologies directly onto a subsea completion without disrupting existing flowlines or infrastructure.

DPS’s Flow Control group was formed to focus resources on the choke product line with the goal of enhancing DPS’s performance in this product line. Flow Control manufactures Cameron and Willis brand chokes and Cameron brand actuators for the surface and subsea production and drilling markets as well as drilling choke control panels and surface wellhead safety systems. The Company’s primary choke manufacturing operations are located in Longford, Ireland, and its primary surface gate valve actuator manufacturing operations are located in Houston, Texas.

During 2008, Flow Control added to its product offerings with the acquisition of the Surface Safety Systems business that had previously been part of the Baker Hughes International Oil Tools division and the acquisition of Dyna-Torque, Inc., a Michigan-based manufacturer of gear operators that can be combined with the segment’s existing actuator products for use on valves around the world.  In 2006, the Flow Control product line was expanded with the addition of the LEDEEN® quarter-turn actuator line, acquired as part of the Dresser On/Off Valve business unit acquisition in late 2005. This product line is manufactured at the Company’s facility in Voghera, Italy. Also, during 2006, the surface choke product line was expanded as Flow Control began producing AOP® brand surface chokes in its Houston, Texas facility.  These initiatives, along with the introduction of a new generation compact subsea choke, all contributed to order and revenue gains in 2008 and 2007 for the Flow Control business.

Petreco Processing Systems provides custom-engineered process packages to operators worldwide for separation and treatment of oil, gas, water and solids. Petreco’s products include electrostatic desalters and dehydrators, hydrocyclones, desanders, gas flotation systems, processing equipment, gas processing equipment and electrochlorinators. These products are marketed under the brand names PETRECO®, VORTOIL®, KREBS®, UNICEL®, WEMCO®, METROL™, KCC™, DEPURATOR® and BFCC™.

DPS’s worldwide aftermarket service program, CAMSERV™, provides replacement parts for equipment through a comprehensive global network. In recent years, DPS has continued to enhance its aftermarket presence worldwide with new or upgraded facilities in Brazil, Mexico, Angola, Newfoundland and Nigeria.

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

In November 2004, the Company acquired certain businesses of the PCC Flow Technologies segment of Precision Castparts Corporation.  Additionally, in November 2005, the Company completed the acquisition of the On/Off Valve business unit of the Flow Control segment of Dresser, Inc., except for a portion of the business which was acquired in January 2006.  These acquisitions significantly expanded the V&M segment, particularly the Engineered Valves and Distributed Valves product lines.  V&M further added to its measurement product line offerings with the March 2008 acquisition of Jiskoot Holdings Limited, a U.K.-based company that engineers and manufactures hardware packages for crude oil sampling, blending and other related applications.

V&M’s Distributed Valves group manufactures a wide variety of valves which are used in the exploration, production and transportation of oil and gas and are sold through a network of wholesalers and distributors, primarily in North America.  These valves are marketed under the brand names WKM®, DEMCO®, NUTRON®, TBV®, AOP®, THORNHILL CRAVER®, TEXSTEAM® and WHEATLEY®.

The Engineered Valves group of V&M provides large-diameter valves for use in natural gas production and transmission, liquefied natural gas (LNG), crude oil and refined product movements and critical service applications. Products are marketed under the brand names CAMERON®, GROVE®, RING-O® and TOM WHEATLEY®.

V&M’s Processed Valves group provides ORBIT® AND GENERAL® valves for use in critical service applications that are often subject to extreme pressure and temperature conditions, particularly in refinery, chemical, petrochemical and gas processing markets, including LNG.  Other products include TK® and ENTECH® check valves and WKM® and FOSTER® gate valves.

The Measurement Systems group of V&M designs, manufactures and distributes instrumentation to be used for the measurement and control of flow, pressure, level and temperature. The four main product lines of this group are NUFLO™, BARTON®, CALDON® and CLIF MOCK™.

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

The CS Reciprocating Technology group provides reciprocating compression equipment and related aftermarket parts and services for the oil and gas industry. Its products and services are marketed under the AJAX®, SUPERIOR®, COOPER-BESSEMER®, PENN™, ENTERPRISE™, TEXCENTRIC®, COMPRESSION SPECIALTIES™ and TURBINE SPECIALTIES™ brand names. CS provides global support for its products and maintains sales and/or service offices in key international locations. Ajax integral engine-compressors, which combine the engine and compressor on a single drive shaft, are used for gas re-injection and storage, as well as on smaller gathering and transmission lines. Superior-brand separable compressors are used primarily for natural gas applications, including production, storage, withdrawal, processing and transmission, as well as petrochemical processing. These high-speed separable compressor units can be matched with either natural gas engine drivers or electric motors.

For the year ended December 31, 2008, approximately 63% of the Reciprocating Technology revenues were generated by sales of aftermarket parts and services in support of the Company’s worldwide installed base of compression equipment.

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

The CS Centrifugal Technology Group also provides installation and maintenance service, parts, repairs, overhauls and upgrades to its worldwide customers for plant air and process gas compressors. It also provides aftermarket service and repairs on all equipment it produces through a worldwide network of distributors, service centers and field service technicians utilizing an extensive inventory of parts.

Centrifugal Technology customers include petrochemical and refining companies, natural gas processing companies, durable goods manufacturers, utilities, air separation and chemical companies.

Market Issues

Cameron is one of the leaders in the global market for the supply of petroleum production equipment. Cameron believes that it is well-positioned to serve these markets. Plant and service center facilities around the world in major oil- and gas-producing regions provide a broad market coverage. Information relating to revenues generated from shipments to various geographic regions of the world is set forth on page 25 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cameron International Corporation” incorporated by reference in Part II, Item 7 of this Annual Report on Form 10-K and incorporated herein by reference.

The market beyond North America continues to be of greater importance to Cameron.  This was particularly evident as revenues generated from shipments to customers outside of North America climbed from 63% of the Company’s revenues in 2007 to 65% of the Company’s revenues in 2008.  The desire to expand oil and gas resources and transmission capacity in developed and developing countries, for both economic and political reasons, continues to be a major factor affecting market demand. Additionally, establishment of industrial infrastructure in the developing countries will necessitate the growth of basic industries that require plant air and process compression equipment. Production and service facilities in North and South America, Europe, the Far and Middle East and West Africa provide the Company with the ability to serve the global marketplace.

In recent years, DPS has been expanding into the deepwater subsea systems market. This market is significantly different from the Company’s other markets since deepwater subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and in some cases, the application of new technology. These projects accounted for approximately 13% of the Company’s consolidated revenues for the year ended December 31, 2008. To the extent the Company experiences difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted. As of December 31, 2008, the Company had a subsea systems project backlog of approximately $2.1 billion.

During 2008, the public and private credit markets in the United States and around the world became severely constricted due to economic concerns regarding past mortgage and other lending practices, current housing values and the present state of various world economies.  Certain world economies have shown negative growth in recent quarters or are anticipating negative growth during some or all of 2009.  In addition, oil prices, which averaged nearly $100 per barrel during 2008, declined from over $140 per barrel in mid-2008 to nearly $40 per barrel by the end of 2008.  Natural gas prices averaged around $9.00 per Mcf for 2008 but had fallen to $5.00 - $6.00 per Mcf by the end of 2008.  U.S. rig count also fell from more than 2,000 rigs in September 2008 to around 1,600 near the end of December 2008.  All of these factors and others have contributed to an expectation of a decline in spending by many of the Company’s customers during 2009, which is expected to have a negative impact on the Company’s 2009 expected revenues and profitability.  For additional information, see the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cameron International Corporation” incorporated by reference in Part II, Item 7 of this Annual Report on Form 10-K and incorporated herein by reference.

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

Other Cameron-developed products include the patented SpoolTree™ subsea production system; the CAMTROL™ system that includes all of Cameron’s controls capabilities of production, drilling and workover; the EVO™ blowout preventer, introduced in 2007, which is a compact, lighter version of Cameron’s traditional subsea BOP and is offered with a unique patent-pending locking system; and the CameronDC subsea production system, which is the world’s first all-electric direct current-powered subsea production system, designed for increased reliability and improved performance in deepwater applications.  Initial deployment of the CameronDC subsea production system occurred in late 2008.  Also, during 2008, the Company introduced the Sea Pressure Accumulator™ (SPA), a complement to the EVO BOP, which uses seawater pressure instead of traditional nitrogen-charged accumulator bottles to power the BOP rams.  Cameron also entered into a joint agreement with Alcoa Oil and Gas in late 2008 to develop lighter weight drilling riser systems with high aluminum content.

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

Cameron has also formed a joint venture with Curtiss-Wright EMD, to combine Curtiss-Wright’s motor and pump expertise with Cameron’s subsea technologies to develop integrated subsea multiphase pumping systems.  As a result of this joint venture, as well as the separation technology available through Petreco, the Company was able to introduce in 2007 CAMFORCE™, a collection of subsea processing products and services designed to enhance production from deepwater fields.

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

Over the past few years, CS has focused its product development resources to further expand its high-efficiency plant air compressor line and to provide engineered compressors matched to the requirements of its customers. The latter is being achieved by advances in aerodynamic and rotor dynamic analytical design capability and the addition of centrifugal gas applications.  A major part of this effort in 2008 was the development of a new compressor selection program for the CS sales organization in order to reduce client response time and better support client budgetary requests.

During 2007, the Company also reentered the separable engine market by reintroducing two models of Superior-brand legacy engines, designed to be packaged with Cameron’s Superior separable compressors.  Reducing the emission’s footprint of our legacy engines was a key area of development focus.  The Clean Burn™ IV engine control system supports production of new Superior SGTD engines and uses Cameron’s proprietary emissions technology.   The new C-Force™ compressor was created through the addition of new tandem cylinders to a small Superior reciprocating frame, providing an offering ideally suited to compressed natural gas applications.

During 2008, diversification efforts looked at how the CS development organization could adapt its existing product lines in order to support adjacent market opportunities such as fuel gas boosting, landfill gas and API applications.  The Turbo-Air® 2040G compressor was an example of this success.

Competition

Cameron competes in all areas of its operations with a number of other companies, some of which have financial and other resources comparable to or greater than those of Cameron.

Cameron has a leading position in the petroleum production equipment markets. In these markets, Cameron competes principally with Aker Kvaerner, Baker Hughes Centralift division of Baker Hughes, Inc., Balon Corporation, Circor International, Inc., Dover Corporation, Dril-Quip, Inc., Emerson Process Management, FlowServ Corp., FMC Technologies, Inc., GE Oil & Gas Group (including Vetco Gray and Hydril Company), Masterflo (a division of Stream-Flo Industries Ltd. (i.e. Stream)), NATCO Group, Inc., National Oilwell Varco Inc., PBV-USA, Inc. (a Zy-Tech Global Industries company), Petrovalve (a Flotek Industries, Inc. company), Pibiviese, SPX Corporation’s Flow Technology Segment, T3 Energy Services Inc., Tyco International Ltd., the Weatherford Artificial Lift business of Weatherford, Inc. and Wood Group.

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

Manufacturing

Cameron has manufacturing facilities worldwide that conduct a broad variety of processes, including machining, fabrication, assembly and testing, using a variety of forged and cast alloyed steels and stainless steel as the primary raw materials. In previous years, Cameron has rationalized plants and products, closed various manufacturing facilities, moved product lines to achieve economies of scale, and upgraded other facilities.  In more recent times, the Company has constructed or begun construction on new facilities mainly in certain locations outside of North America in order to meet current and expected future demand, particularly with regard to its surface and subsea product offerings.  This is an ongoing process as the Company seeks ways to improve delivery performance and reduce costs.  Cameron maintains advanced manufacturing, quality assurance and testing equipment geared to the specific products that it manufactures and uses process automation in its manufacturing operations.  Manufacturing facilities typically utilize computer-aided, numeric-controlled tools and manufacturing techniques that concentrate the equipment necessary to produce similar products in one area of the plant in a configuration commonly known as a manufacturing cell.  One operator in a manufacturing cell can monitor and operate several machines, as well as assemble and test products made by such machines, thereby improving operating efficiency and product quality.

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

Backlog

Cameron’s backlog was approximately $5.6 billion at December 31, 2008 (approximately 61% of which is expected to be shipped during 2009), as compared to $4.3 billion at December 31, 2007, and $3.5 billion at December 31, 2006.  Backlog consists of customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled.

Patents, Trademarks and Other Intellectual Property

As part of its ongoing research, development and manufacturing activities, Cameron has a policy of seeking patents when appropriate on inventions involving new products and product improvements. Cameron owns 336 unexpired United States patents and 700 unexpired foreign patents. During 2008, 49 new U.S. and 68 new foreign patent applications were filed.

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

Employees

As of December 31, 2008, Cameron had approximately 17,100 employees, of which approximately 24% were represented by labor unions. Over 1,400 of these employees are covered by contracts expiring in 2009.  Approximately 700 employees at the Company’s plants in Italy are under contracts which expire in late 2009.  In Brazil and Romania, the Company has approximately 110 and 550 employees, respectively, at its facilities with contracts expiring on various dates in the second half of 2009.

The Company also entered into three new agreements during 2008.  One agreement covers approximately 150 employees at the Company’s facility in Mexico and expires in early 2009.  The second agreement covers approximately 150 employees at the Ledeen, Italy facility and expires in the fourth quarter of 2011.  The third agreement covers approximately 90 employees located at the City of Industry, California facility with an expiration date in the first half of 2010.

Executive Officers of the Registrant Name and Age	Present Principal Position and Other Material Positions Held During Last Five Years

Jack B. Moore (55)
President and Chief Executive Officer since April 2008.  President and Chief Operating Officer from January 2007 to March 2008. Senior Vice President from July 2005 to December 2006.  Vice President from May 2003 to July 2005.  President, Drilling and Production Systems from July 2002 to December 2006.  Vice President and General Manager, Cameron Western Hemisphere from July 1999 to July 2002.  Vice President Western Hemisphere Operations, Vice President Eastern Hemisphere, Vice President Latin American Operations, Director Human Resources, Director Market Research and Director Materials of Baker Hughes Incorporated from 1976 to July 1999.

John D. Carne (60)
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

William C. Lemmer (64)
Senior Vice President and General Counsel since May 2008, Senior Vice President, General Counsel and Secretary from July 2007 to May 2008. Vice President, General Counsel and Secretary from July 1999 to July 2007. Vice President, General Counsel and Secretary of Oryx Energy Company from 1994 to March 1999.

Charles M. Sledge (43)
Senior Vice President and Chief Financial Officer since November 2008.  Vice President and Chief Financial Officer from April 2008 to November 2008.  Vice President and Corporate Controller from July 2001 to March 2008. Senior Vice President, Finance and Treasurer from 1999 to June 2001, and Vice President, Controller from 1996 to 1999, of Stage Stores, Inc., a chain of family apparel stores.

Joseph H. Mongrain (51)
Vice President, Human Resources since June 2006. Director Human Resources, Schlumberger, Data and Consulting from May 2004 to May 2006 and Director, Human Resources, Schlumberger, North and South America from January 2001 to April 2004.

Robert J. Rajeski (63)
Vice President since July 2000. President, Compression Systems since October 2002. President, Cooper Turbocompressor division from July 1999 to October 2002 and President, Cooper Energy Services division from July 2001 to October 2002. Vice President and General Manager of Ingersoll-Dresser Pump Co., Engineered Pump division from 1994 to July 1999.

James E. Wright (55)
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

Christopher A. Krummel (40)
Vice President, Controller and Chief Accounting Officer since April 2008.  Assistant Controller from October 2007 to March 2008.   Chief Financial Officer from October 2003 to October 2007 of Enventure Global Technology, a joint venture of Royal Dutch Shell and Halliburton.  Vice President of Capital Planning and Allocation, Vice President of Mergers and Acquisitions and Division Financial Controller for Petroleum Geo-Services from 1995 to 2003.

Stuart Taylor (47)	Vice President, Tax since December 2008. Tax Director, General Electric from September 2000 to December 2008. Tax Director, International, Baker Hughes, Inc. from May 1993 to June 2000.

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

ITEM 1A. RISK FACTORS

The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 39 to 42 in the 2008 Annual Report to Stockholders is incorporated herein by reference.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the SEC staff at the time of filing of this Form 10-K.

ITEM 2. PROPERTIES

The Company currently operates facilities ranging in size from approximately 600 square feet to approximately 1,243,000 square feet.  In addition to its manufacturing facilities, the Company also owns and leases warehouses, distribution centers, aftermarket and storage facilities, sales and administrative offices. The Company leases its corporate headquarters office space and space for the DPS, V&M and CS division headquarters in Houston, Texas.

 The Company manufactures, markets and sells its products and provides services throughout the world, operating facilities in numerous countries. At December 31, 2008, the significant facilities used by Cameron throughout the world for manufacturing, distribution, aftermarket services, machining, storage, warehousing, sales and administration contained an aggregate of approximately 12,131,000 square feet of space, of which approximately 6,992,000 square feet (58%) was owned and 5,139,000 (42%) was leased.  Of this total, approximately 6,437,000 square feet of space (53%) is located in the Western Hemisphere, 3,872,000 square feet of space (32%) is located in the Eastern Hemisphere, 1,478,000 square feet of space (12%) is located in Asia Pacific and the Middle East and 344,000 square feet of space (3%) is located in West Africa. The table below shows the number of significant operating manufacturing, warehouse, distribution and aftermarket facilities and sales and administrative offices by business segment and geographic area. DPS and V&M share space in certain facilities and, thus, are being reported together.

	Western Hemisphere	Eastern Hemisphere	Asia/Pacific and Middle East	West Africa	Total
DPS and V&M	124	32	53	9	218
CS	17	2	2	−	21
Corporate	1	2	−	−	3
	142	36	55	9	242

Taking into consideration the construction that is currently being completed on a new surface products manufacturing facility in Romania that is scheduled to become fully operational in 2009, Cameron believes its facilities are suitable for their present and intended purposes and are adequate for the Company’s current and anticipated level of operations.

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

The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the CS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At December 31, 2008, the Company’s consolidated balance sheet included a noncurrent liability of approximately $6.8 million for environmental matters.

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

The Company has entered into a number of individual settlements and has settled a class action lawsuit. Twenty-one of the individual settlements were made in the form of agreements with homeowners that obligated the Company to reimburse them for any estimated decline in the value of their homes at time of sale due to potential buyers’ concerns over contamination or, in the case of some agreements, to purchase the property after an agreed marketing period. Three of these agreements have had no claims made under them yet. The Company has also settled ten other property claims by homeowners who have sold their properties. In addition, the Company has settled Valice v. Cameron Iron Works, Inc. (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), which was filed and settled as a class action. Pursuant to the settlement, the homeowners who remained part of the class are entitled to receive a cash payment of approximately 3% of the 2006 appraised value of their property or reimbursement of any diminution in value of their property due to contamination concerns at the time of any sale. To date, 71 homeowners have elected the cash payment.

Of the 258 properties included in the Valice class, there were 21 homeowners who opted out of the class settlement. There are three suits currently pending regarding this matter filed by non-settling homeowners. Moldovan v. Cameron Iron Works, Inc. (165th Jud. Dist. Ct., Harris County, filed October 23, 2006), was filed by six such homeowners. The other suits were filed by individual homeowners, Tuma v. Cameron Iron Works, Inc. (334th Judicial District Court of Harris County, Texas, filed on November 27, 2006), and Rudelson v. Cooper Industries, Inc. (189th Judicial District Court of Harris County, Texas, filed on November 29, 2006). The remaining homeowners who opted out of the class action settlement have retained counsel but have not filed suit.  The complaints filed in these actions, and the claims asserted by the remaining homeowners, make the claim that the contaminated underground water has reduced property values and seek recovery of alleged actual and exemplary damages for the loss of property value.

While one suit related to this matter involving health risks has been filed, the Company is of the opinion that there is no health risk to area residents and that the suit is without merit.

The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements, the class action settlement or other actions that have been or may be filed, will not have a material adverse effect on its financial position or results of operations. The Company’s consolidated balance sheet included a liability of $13.1 million for these matters as of December 31, 2008.

The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At December 31, 2008, the Company’s consolidated balance sheet included a liability of approximately $3.2 million for such cases, including estimated legal costs. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Regulatory Contingencies

In January 2007, the Company underwent a Pre-Assessment Survey as part of a Focused Assessment Audit initiated by the Regulatory Audit Division of the U.S. Customs and Border Protection, Department of Homeland Security.  The Pre-Assessment Survey resulted in a finding that the Company had deficiencies in its U.S. Customs compliance process and had underpaid customs duties.  The Company has taken corrective action and will close out all matters regarding duties owed on prior shipments in March 2009, which will require the payment of an additional $1.7 million for previously underpaid duties.  The Company expects that assessment compliance testing will be completed and the Focused Assessment Audit will be concluded by the third quarter of 2009.

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

The Company engaged special counsel reporting to the Audit Committee of the Board of Directors to conduct an investigation into its dealings with the freight forwarder to determine if any payment made to or by the freight forwarder and customs clearing broker on the Company’s behalf constituted a violation of the FCPA. The investigation is also looking into activities of Company employees and agents with respect to immigration matters and importation permitting. To date, the special counsel has found that the Company utilized certain services in Nigeria offered by the customs broker that appear to be similar to services that have been under review by the DOJ. Special counsel is reviewing these and other services and activities to determine whether they were conducted in compliance with all applicable laws and regulations. Special counsel is also reviewing the extent, if any, of the Company’s knowledge, and its involvement in the performance, of these services and activities and whether the Company fulfilled its obligations under the FCPA.

In addition, the U.S. Securities and Exchange Commission (SEC) is conducting an informal inquiry into the same matters currently under review by the DOJ. As part of this inquiry the SEC has requested that the Company provide to them the information and documents that have been requested by and are being provided to the DOJ. The Company is cooperating fully with the SEC, as it is doing with the DOJ, and is providing the requested materials. At this stage of the internal investigation, the Company cannot predict the ultimate outcome of either the internal investigation or the government inquiries. The Company has also undertaken an enhanced compliance training effort for its personnel, including foreign operations personnel dealing with customs clearance regulations and hired a Chief Compliance Officer in September 2008 to assume all legal compliance matters for the Company.

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Cameron International Corporation, par value $.01 per share (together with the associated Rights to Purchase Series B Junior Participating Preferred Stock), is traded on the New York Stock Exchange (“NYSE”) under the symbol CAM. No dividends were paid during 2008 or 2007.

The trading activity during 2008 and 2007 was as follows:

	Price Range ($)
	High	Low	Last
2008
First Quarter	$52.79	$37.00	$41.64
Second Quarter	57.47	40.80	55.35
Third Quarter	58.53	35.06	38.54
Fourth Quarter	38.54	16.15	20.50

	Price Range ($)
	High	Low	Last
2007
First Quarter	$32.01	$24.30	$31.40
Second Quarter	37.21	31.29	35.74
Third Quarter	47.95	35.03	46.15
Fourth Quarter	53.83	42.76	48.13

As of February 13, 2009, the approximate number of stockholders of record of Cameron common stock was 1,064.

Information concerning securities authorized for issuance under stock-based compensation plans is included in Note 8 of the Notes to Consolidated Financial Statements, which notes are incorporated herein by reference in Part II, Item 8 hereof.

In February 2006, the Company’s Board of Directors changed the number of shares of the Company’s common stock authorized for repurchase from the 5,000,000 shares authorized in August 2004 to 10,000,000 shares in order to reflect the 2-for-1 stock split effective December 15, 2005. This authorization was subsequently increased to 20,000,000 in connection with the 2-for-1 stock split effective December 28, 2007 and eventually to 30,000,000 by a resolution adopted by the Board of Directors on February 21, 2008. Additionally, on May 22, 2006, the Company’s Board of Directors approved repurchasing shares of the Company’s common stock with the proceeds remaining from the Company’s 2.5% Convertible Debenture offering, after taking into account a planned repayment of $200,000,000 principal amount of the Company’s outstanding 2.65% senior notes due 2007. This authorization was in addition to the 30,000,000 shares described above.

Purchases pursuant to the 30,000,000-share Board authorization may be made by way of open market purchases, directly or indirectly, for the Company’s own account or through commercial banks or financial institutions and by the use of derivatives such as a sale or put on the Company’s common stock or by forward or economically equivalent transactions. Shares of common stock purchased and placed in treasury during the three months ended December 31, 2008 under the Board’s two authorization programs described above were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of all repurchase programs (a)	Maximum number of shares that may yet be purchased under all repurchase programs (b)
10/1/08 - 10/31/08	750,000	$28.95	23,635,590	9,019,180
11/1/08 - 11/30/08	984,800	$20.97	24,620,390	8,034,380
12/1/08 - 12/31/08	926,600	$19.11	25,546,990	7,107,780
Total	2,661,400	$22.57	25,546,990	7,107,780

(a)   All share purchases during the three months ended December 31, 2008 were done through open market transactions.

(b)  As of December 31, 2008, there were no remaining shares available for purchase under the May 22, 2006 Board authorization.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth under the caption “Selected Consolidated Historical Financial Data of Cameron International Corporation” on page 77 in the 2008 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cameron International Corporation” on pages 25 to 44 in the 2008 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information for this item is set forth in the section entitled “Market Risk Information” on pages 42 to 44 in the 2008 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and the independent registered public accounting firm’s reports set forth on pages 45 to 76 in the 2008 Annual Report to Stockholders are incorporated herein by reference:

Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

Consolidated Results of Operations for each of the three years in the period ended December 31, 2008.

Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Cash Flows for each of the three years in the period ended December 31, 2008.

Consolidated Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2008.

Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) The Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2008.  In conducting management’s evaluation as described above, the Surface Safety Systems business acquired from the Baker Hughes International Oil Tools division, SBS Oilfield Equipment GmbH, Jiskoot Holdings Limited, Dyna-Torque, Inc., Guibersen Well Service Systems, KB Industries and Paramount Pumps and Supplies, Inc., all acquired during 2008, were excluded.  These operations, which are included in the 2008 consolidated financial statements of the Company, constituted less than 5% of the Company's consolidated revenues, income before income taxes and total assets as of and for the year ended December 31, 2008.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(d) Changes in Internal Control over Financial Reporting – There were no changes made in the Company’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Section 16(a) compliance, the Audit Committee, the Company’s Code of Business Ethics and Ethics for Directors, shareholder nominating procedures and background of the directors appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance and Board of Directors Matters”, and “Security Ownership of Management” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information concerning "Executive Compensation" required by Item 11 shall be included in the Proxy Statement to be filed relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" required by Item 12 shall be included in our Proxy Statement to be filed relating to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning the Company's "Policy on Related Person Transactions" and "Director Independence" required by Item 13 shall be included in our Proxy Statement to be filed relating to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning "Principal Accounting Firm Fees" required by Item 14 shall be included in the Proxy Statement to be filed relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

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

We have audited the consolidated financial statements of Cameron International Corporation (the Company) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and have issued our report thereon dated February 24, 2009 (incorporated by reference in this Form 10-K). Our audits also included the financial statement schedule included in Item 15(a)(2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Houston, Texas
February 24, 2009

Schedule II - Valuation and Qualifying Accounts
(dollars in thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (a)	Translation	Balance at end of period

YEAR ENDED DECEMBER 31, 2008:
Allowance for doubtful accounts	$8,244	$5,200	$(843)	$(2,489)	$(464)	$9,648
Allowance for obsolete and excess inventory	$50,055	$7,874	$3,762	$(7,474)	$(4,577)	$49,640
YEAR ENDED DECEMBER 31, 2007:
Allowance for doubtful accounts	$7,303	$3,180	$(1,562)	$(889)	$212	$8,244
Allowance for obsolete and excess inventory	$44,223	$13,361	$3,512	$(13,396)	$2,355	$50,055
YEAR ENDED DECEMBER 31, 2006:
Allowance for doubtful accounts	$9,775	$2,082	$(149)	$(3,495)	$(910)	$7,303
Allowance for obsolete and excess inventory	$48,305	$10,760	$858	$(17,879)	$2,179	$44,223

___________
(a)	Write-offs of uncollectible receivables, deductions for collections of previously reserved receivables and write-offs of obsolete inventory.

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

3.6
First Amendment to Second Amended and Restated Bylaws of the Company, effective February 21, 2008, filed as Exhibit 3.6 to the Annual Report on Form 10-K for 2007 of the Company, and incorporated herein by reference.

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

4.3
Form of Indenture for senior debt securities filed as Exhibit 4.1 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 23, 2008 (File No. 333-151838) and incorporated herein by reference.

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

10.12
The Company's Amended and Restated 2005 Equity Incentive Plan, filed as an Appendix to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 5, 2006, and incorporated herein by reference.

10.13
Third Amendment to the Company's 2005 Equity Incentive Plan, filed as an Appendix to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 5, 2006, and incorporated herein by reference.

10.14	Fourth Amendment to the Company's 2005 Equity Incentive Plan filed as Exhibit 10.49 to the Annual Report on Form 10-K for 2006 of the Company, and incorporated herein by reference.

10.15*	Fifth Amendment to the Company’s 2005 Equity Incentive Plan.

10.16*	Sixth Amendment to the Company’s 2005 Equity Incentive Plan.

10.17
Form of Change of Control Agreement, effective December 18, 2008, by and between the Company and R. Scott Amann, John D. Carne, John Bartos, Christopher A. Krummel, William C. Lemmer, Joseph H. Mongrain, Jack B. Moore, Robert J. Rajeski, Charles M. Sledge, Stuart Taylor, Stephen Tomlinson, and James E. Wright.

10.18
Form of Executive Severance Program of the Company, effective July 1, 2000, and reissued January 1, 2004, filed as Exhibit 10.29 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.19
Credit Agreement, dated as of April 14, 2008, among the Company and certain of its subsidiaries and the banks named therein and JPMorgan Chase Bank, N.A., as agent, filed as Exhibit 10.1 to the Current Report on Form 8-K dated April 14, 2008, of the Company, and incorporated herein by reference.

10.20
Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57991), incorporated herein by reference.

10.21
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

10.23*	Form of Indemnification Agreement, effective February 7, 2005, by and between the Company and Peter J. Fluor.

10.24*	Form of Indemnification Agreement, effective July 1, 2008, by and between the Company and Douglas L. Foshee.

10.25
Form of Indemnification Agreement, effective February 20, 2003, by and between the Company and Nathan M. Avery, C. Baker Cunningham, Sheldon R. Erikson, Michael E. Patrick, David Ross and Bruce W. Wilkinson, filed as Exhibit 10.32 to the Annual Report on Form 10-K/A for 2002 of the Company, and incorporated herein by reference.

10.26
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

10.28	Form of Stock Option Agreement for stock options granted on November 10, 2005, filed as Exhibit 10.47 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference

10.29
Form of Restricted Stock Agreement for Restricted Stock Units granted on January 1, 2005, filed as Exhibit 10.50 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.30
Form of Restricted Stock Agreement for Restricted Stock Units granted on January 1, 2006, filed as Exhibit 10.39 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.31*	Form of Restricted Stock Agreement for Restricted Stock Units granted on or after November 13, 2008.

10.32	The Company's Deferred Compensation Plan for Non-Employee Directors, filed as Exhibit 10.41 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.33
The Company's Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2003.

10.34
 Sixth Amendment to the Company's Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Company's Proxy Statement for the annual meeting of Stockholders held on May 8, 2003.

10.35	Seventh Amendment to the Company's Long-Term Incentive Plan, filed as Exhibit 10.44 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.36	The Company's Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

10.37
First Amendment to the Company's Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.43 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.38	The Company’s Non Qualified Deferred Compensation Plan, effective January 1, 2008, (Exhibit 4.2 to Registration Statement on Form S-8 No. 333-156712), incorporated herein by reference

10.39
Amended and Restated Management Incentive Compensation Plan of the Company, incorporated herein by reference to the Company’s 2005 Proxy Statement for the Annual Meeting of Stockholders held on May 5, 2005.

10.40	Change in Control Policy of the Company, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of the Company, and incorporated herein by reference.

13.1*	Portions of the 2008 Annual Report to Stockholders are included as an exhibit to this report.

14.1*	Code of Business Conduct and Ethics for Directors.

14.2	Code of Ethics for Management Personnel, filed as Exhibit 14.2 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

14.3	Standards of Conduct, filed as Exhibit 14.3 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

21.1*	Subsidiaries of registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification.

31.2*	Certification.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
*   Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMERON INTERNATIONAL CORPORATION
Registrant

By:	/s/ Christopher A. Krummel
Christopher A. Krummel
Vice President, Controller and Chief Accounting Officer
(principal accounting officer)

Date: February 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 24 day of February, 2009, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Nathan M. Avery
(Nathan M. Avery)	Director

/s/ C. Baker Cunningham
(C. Baker Cunningham)	Director

/s/ Sheldon R. Erikson
(Sheldon R. Erikson)	Chairman of the Board

/s/ Peter J. Fluor
(Peter J. Fluor)	Director

/s/ Douglas L. Foshee
(Douglas L. Foshee)	Director
/s/ Jack B. Moore
(Jack B. Moore)	President and Chief Executive Officer
(principal executive officer)
/s/ Michael E. Patrick
(Michael E. Patrick)	Director

/s/ David Ross III
(David Ross III)	Director

/s/ Bruce W. Wilkinson
(Bruce W. Wilkinson)	Director

/s/ Charles M. Sledge	Senior Vice President and Chief Financial Officer
(Charles M. Sledge)	( principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page Number

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

3.6
First Amendment to Second Amended and Restated Bylaws of the Company, effective February 21, 2008, filed as Exhibit 3.6 to the Annual Report on Form 10-K for 2007 of the Company, and incorporated herein by reference.

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

4.3
Form of Indenture for senior debt securities filed as Exhibit 4.1 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 23, 2008 (File No. 333-151838) and incorporated herein by reference.

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

10.12
The Company's Amended and Restated 2005 Equity Incentive Plan, filed as an Appendix to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 5, 2006, and incorporated herein by reference.

Exhibit Number	Description	Sequential Page Number

10.13
Third Amendment to the Company's 2005 Equity Incentive Plan, filed as an Appendix to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 5, 2006, and incorporated herein by reference.

10.14	Fourth Amendment to the Company's 2005 Equity Incentive Plan filed as Exhibit 10.49 to the Annual Report on Form 10-K for 2006 of the Company, and incorporated herein by reference.

10.15*	Fifth Amendment to the Company’s 2005 Equity Incentive Plan.

10.16*	Sixth Amendment to the Company’s 2005 Equity Incentive Plan.

10.17
Form of Change of Control Agreement, effective December 18, 2008, by and between the Company and R. Scott Amann, John D. Carne, John Bartos, Christopher A. Krummel, William C. Lemmer, Joseph H. Mongrain, Jack B. Moore, Robert J. Rajeski, Charles M. Sledge, Stuart Taylor, Stephen Tomlinson, and James E. Wright.

10.18
Form of Executive Severance Program of the Company, effective July 1, 2000, and reissued January 1, 2004, filed as Exhibit 10.29 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.19
Credit Agreement, dated as of April 14, 2008, among the Company and certain of its subsidiaries and the banks named therein and JPMorgan Chase Bank, N.A., as agent, filed as Exhibit 10.1 to the Current Report on Form 8-K dated April 14, 2008, of the Company, and incorporated herein by reference.

10.20
Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, filed as Exhibit 4.6 to the Registration Statement on Form S-8 (Registration No. 333-57991), incorporated herein by reference.

10.21
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

10.23*	Form of Indemnification Agreement, effective February 7, 2005, by and between the Company and Peter J. Fluor.

10.24*	Form of Indemnification Agreement, effective July 1, 2008, by and between the Company and Douglas L. Foshee.

Exhibit Number	Description	Sequential Page Number

10.25
Form of Indemnification Agreement, effective February 20, 2003, by and between the Company and Nathan M. Avery, C. Baker Cunningham, Sheldon R. Erikson, Michael E. Patrick, David Ross and Bruce W. Wilkinson, filed as Exhibit 10.32 to the Annual Report on Form 10-K/A for 2002 of the Company, and incorporated herein by reference.

10.26
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

10.28	Form of Stock Option Agreement for stock options granted on November 10, 2005, filed as Exhibit 10.47 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference

10.29
Form of Restricted Stock Agreement for Restricted Stock Units granted on January 1, 2005, filed as Exhibit 10.50 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.30
Form of Restricted Stock Agreement for Restricted Stock Units granted on January 1, 2006, filed as Exhibit 10.39 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.31*	Form of Restricted Stock Agreement for Restricted Stock Units granted on or after November 13, 2008.

10.32	The Company's Deferred Compensation Plan for Non-Employee Directors, filed as Exhibit 10.41 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.33
The Company's Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2003.

10.34
 Sixth Amendment to the Company's Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Company's Proxy Statement for the annual meeting of Stockholders held on May 8, 2003.

10.35	Seventh Amendment to the Company's Long-Term Incentive Plan, filed as Exhibit 10.44 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

Exhibit Number	Description	Sequential Page Number

10.35	Seventh Amendment to the Company's Long-Term Incentive Plan, filed as Exhibit 10.44 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.36	The Company's Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

10.37
First Amendment to the Company's Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.43 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.38	The Company’s Non Qualified Deferred Compensation Plan, effective January 1, 2008, (Exhibit 4.2 to Registration Statement on Form S-8 No. 333-156712), incorporated herein by reference

10.39
Amended and Restated Management Incentive Compensation Plan of the Company, incorporated herein by reference to the Company’s 2005 Proxy Statement for the Annual Meeting of Stockholders held on May 5, 2005.

10.40	Change in Control Policy of the Company, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of the Company, and incorporated herein by reference.

13.1*	Portions of the 2008 Annual Report to Stockholders are included as an exhibit to this report.

14.1*	Code of Business Conduct and Ethics for Directors.

14.2	Code of Ethics for Management Personnel, filed as Exhibit 14.2 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

14.3	Standards of Conduct, filed as Exhibit 14.3 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

21.1*	Subsidiaries of registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification.

31.2*	Certification.

32.1*	Certification of Chief Executive Officer and Chief financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________
*   Filed herewith