Form 10-Q
period 2009-05-06
CAMERON INTERNATIONAL CORP
filed 2009-05-08
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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
Yes ☐ No ☑

Number of shares outstanding of issuer’s common stock as of April 24, 2009 was 216,976,712.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED RESULTS OF OPERATIONS
(dollars and shares in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008 (as revised)(1)
	(unaudited)
REVENUES	$1,257,023	$1,339,254
COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization shown separately below)	843,658	965,359
Selling and administrative expenses	164,618	157,346
Depreciation and amortization	36,716	31,906
Interest income	(2,179)	(6,143)
Interest expense	24,541	10,311
Restructuring expense	22,316	−
Total costs and expenses	1,089,670	1,158,779
Income before income taxes	167,353	180,475
Income tax provision	(52,716)	(57,494)
Net income	$114,637	$122,981
Earnings per common share:
Basic	$0.53	$0.57
Diluted	$0.52	$0.53
Shares used in computing earnings per common share:
Basic	216,891	216,746
Diluted	219,996	230,466

(1)
Amounts have been retrospectively revised as a result of the adoption, effective January 1, 2009, of FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement).

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except shares and per share data)

	March 31, 2009	December 31, 2008
	(unaudited)	(as revised)(1)
ASSETS
Cash and cash equivalents	$1,442,021	$1,621,046
Receivables, net	950,958	950,362
Inventories, net	1,508,500	1,336,925
Other	174,876	148,110
Total current assets	4,076,355	4,056,443
Plant and equipment, net	941,356	931,647
Goodwill	696,440	709,217
Other assets	207,864	205,064
TOTAL ASSETS	$5,922,015	$5,902,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$184,656	$161,279
Accounts payable and accrued liabilities	1,791,349	1,854,384
Accrued income taxes	88,562	95,545
Total current liabilities	2,064,567	2,111,208
Long-term debt	1,222,599	1,218,627
Deferred income taxes	100,553	99,149
Other long-term liabilities	123,381	128,860
Total liabilities	3,511,100	3,557,844
Stockholders’ Equity:
Common stock, par value $.01 per share, 400,000,000 shares authorized, 236,316,946 shares issued at March 31, 2009 (236,316,873 shares issued at December 31, 2008)	2,363	2,363
Capital in excess of par value	1,253,813	1,254,593
Retained earnings	1,924,550	1,809,913
Accumulated other elements of comprehensive income	(133,732)	(84,218)
Less: Treasury stock, 19,364,786 shares at March 31, 2009 (19,424,120 shares at December 31, 2008)	(636,079)	(638,124)
Total stockholders’ equity	2,410,915	2,344,527
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,922,015	$5,902,371

(1)
Amounts have been retrospectively revised as a result of the adoption, effective January 1, 2009, of FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement).

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three Months Ended March 31,
	2009	2008 (as revised)(1)
	(unaudited)

Cash flows from operating activities:
Net income	$114,637	$122,981
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation	26,463	23,263
Amortization	10,253	8,643
Non-cash stock compensation expense	7,750	9,996
Tax benefit of employee stock compensation plan transactions and deferred income taxes	2,779	(797)
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	(2,403)	(61,197)
Inventories	(187,849)	(43,013)
Accounts payable and accrued liabilities	(61,155)	(30,652)
Other assets and liabilities, net	(38,757)	15,155
Net cash (used for) provided by operating activities	(128,282)	44,379
Cash flows from investing activities:
Capital expenditures	(48,952)	(45,141)
Acquisitions, net of cash acquired	-	(57,512)
Proceeds from sale of plant and equipment	1,512	293
Net cash used for investing activities	(47,440)	(102,360)
Cash flows from financing activities:
Short-term loan borrowings, net	23,005	170,536
Purchase of treasury stock	(7,055)	(120,420)
Proceeds from stock option exercises, net of tax payments from stock compensation plan transactions	(1,123)	927
Excess tax benefits from employee stock compensation plan transactions	1,827	6,859
Principal payments on capital leases	(2,010)	(1,727)
Net cash provided by financing activities	14,644	56,175
Effect of translation on cash	(17,947)	6,252
(Decrease) increase in cash and cash equivalents	(179,025)	4,446
Cash and cash equivalents, beginning of period	1,621,046	739,916
Cash and cash equivalents, end of period	$1,442,021	$744,362

(1)
Amounts have been retrospectively revised as a result of the adoption, effective January 1, 2009, of FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement).

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited

Note 1: Basis of Presentation

The accompanying Unaudited Consolidated Condensed Financial Statements of Cameron International Corporation (the Company) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial information for the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto filed by the Company on Form 10-K for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, estimates of total contract profit or loss on certain long-term production contracts, estimated losses on accounts receivable, estimated realizable value on excess and obsolete inventory, contingencies, including tax contingencies, estimated liabilities for litigation exposures and liquidated damages, estimated warranty costs, estimates related to pension accounting, estimates related to the fair value of reporting units for purposes of assessing goodwill for impairment, estimated proceeds from assets held for sale and estimates related to deferred tax assets and liabilities, including valuation allowances on deferred tax assets. Actual results could differ materially from these estimates.

Certain prior period amounts have been retrospectively revised as a result of the adoption, effective January 1, 2009, of FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement) (FSP APB 14-1).  See Note 8 of the Notes to Consolidated Condensed Financial Statements for additional information.

Note 2: Recently Issued Accounting Pronouncements

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R) and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). There was no material impact on the Company’s financial statements as of January 1, 2009 as a result of adopting either statement, although it is anticipated that SFAS 141R will significantly affect the Company’s accounting for future business combinations.  No business combinations were completed during the first quarter of 2009 utilizing SFAS 141R.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) relating to financial assets and liabilities and other assets and liabilities carried at fair value on a recurring basis as required on January 1, 2008. As allowed by FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, the Company deferred the adoption of SFAS 157 with respect to all remaining nonfinancial assets and liabilities until January 1, 2009. There was no impact on the Company’s financial statements at the time of adoption of the remaining provisions of SFAS 157 as required on January 1, 2009; however, the Company does expect that this new standard will impact certain aspects of its accounting for business combinations on a prospective basis, including the determination of fair values assigned to certain purchased assets and liabilities.

Note 3: Restructuring Expense

Included in operating results for the first quarter of 2009 are employee severance and related benefits and certain other costs totaling $22,316,000, primarily associated with workforce reductions during the first quarter of 2009. Approximately 300 employees worldwide were terminated in connection with these reductions. At March 31, 2009, the Company has recorded a liability of $16,674,000 for future payments still to be made to these former employees.

Note 4: Receivables

Receivables consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Trade receivables	$905,871	$897,453
Other receivables	62,608	62,557
Allowance for doubtful accounts	(17,521)	(9,648)
Total receivables	$950,958	$950,362

Note 5: Inventories

Inventories consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$150,899	$126,649
Work-in-process	441,165	403,791
Finished goods, including parts and subassemblies	1,072,480	931,168
Other	10,384	10,197
	1,674,928	1,471,805
Excess of current standard costs over LIFO costs	(115,995)	(85,240)
Allowances	(50,433)	(49,640)
Total inventories	$1,508,500	$1,336,925

Note 6: Plant and Equipment and Goodwill

Plant and equipment consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Plant and equipment, at cost	$1,786,311	$1,766,646
Accumulated depreciation	(844,955)	(834,999)
Total plant and equipment	$941,356	$931,647

Changes in goodwill during the three months ended March 31, 2009 were as follows (in thousands):

Balance at December 31, 2008	$709,217
Changes primarily associated with adjustments to prior period purchase price allocations	(7,886)
Translation and other	(4,891)
Balance at March 31, 2009	$696,440

Note 7: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Trade accounts payable and accruals	$465,985	$525,507
Salaries, wages and related fringe benefits	121,914	164,411
Advances from customers	881,122	855,872
Sales-related costs and provisions	70,812	85,565
Payroll and other taxes	44,955	39,409
Product warranty	34,121	33,551
Fair market value of derivatives	34,713	35,715
Other	137,727	114,354
Total accounts payable and accrued liabilities	$1,791,349	$1,854,384

 Activity during the three months ended March 31, 2009 associated with the Company’s product warranty accruals was as follows (in thousands):

Balance December 31, 2008	Net warranty provisions	Charges against accrual	Translation and other	Balance March 31, 2009
$33,551	7,316	(6,347)	(399)	$34,121

Note 8: Debt

The Company’s debt obligations were as follows (in thousands):

	March 31, 2009	December 31, 2008 (as revised)
Short-term borrowings under revolving credit facility	$14,267	$14,482
Senior notes, net of $2,003 of unamortized original issue discount at March 31, 2009 ($2,028 at December 31, 2008)	747,997	747,972
1.5% convertible debentures, net of $314 of conversion option discount at March 31, 2009 ($785 at December 31, 2008)	130,790	130,324
2.5% convertible debentures, net of $34,083 of conversion option discount at March 31, 2009 ($37,758 at December 31, 2008)	465,917	462,242
Other debt	33,848	10,941
Obligations under capital leases	14,436	13,945
	1,407,255	1,379,906
Current maturities	(184,656)	(161,279)
Long-term portion	$1,222,599	$1,218,627

Effective January 1, 2009, the Company adopted FSP APB 14-1, which impacted the accounting for the Company’s existing 1.5% convertible debentures due 2024 (1.5% Convertible Debentures) and its 2.5% convertible debentures due 2026 (2.5% Convertible Debentures). Upon the adoption of FSP APB 14-1, the Company’s December 31, 2008 Consolidated Condensed Balance Sheet was retrospectively revised to reflect the required accounting changes related to the 1.5% and 2.5% Convertible Debentures as follows: (i) retained earnings has been decreased by $40,831,000, (ii) the conversion option of the convertible debt totaling $65,802,000 has been included as an increase in capital in excess of par value, (iii) long-term debt has decreased by $37,758,000 for the 2.5% Convertible Debentures and the current portion of long-term debt has decreased by $785,000 for the 1.5% Convertible Debentures and (iv) deferred income tax liabilities have increased by $13,572,000.   In addition, as a result of the adoption of FSP APB 14-1, the Company’s Consolidated Condensed Results of Operations statement was retrospectively revised to reflect $5,322,000 of higher interest expense and $3,361,000 of lower net income, or $0.02 per diluted share, for the three months ended March 31, 2008.

The bifurcation of the assumed liability portion of the debt and the assumed portion of the debt representing the conversion option was based on estimated market borrowing rates of 4.85% and 5.9%, respectively, for debt instruments similar to the 1.5% and 2.5% Convertible Debentures, excluding the conversion options in those debentures. The 1.5% Convertible Debentures were issued in May and June 2004 and the 2.5% Convertible Debentures were issued in May 2006.  The conversion option discount assigned to the convertible debentures results in effective interest expense equal to the non-convertible debt borrowing rates mentioned above.  This discount is being accreted to interest expense over the estimated five-year life of the convertible debentures beginning at the date of issuance.  The estimated life is consistent with an option in the debentures allowing holders to require the Company to repurchase the debentures in whole or in part for principal plus accrued and unpaid interest five years following the date of issuance.

As of March 31, 2009, the Company has included the carrying value of its 1.5% Convertible Debentures, totaling $130,790,000, in the current portion of long-term debt in the Consolidated Condensed Balance Sheet as holders of these debentures have the right to require the Company to repurchase them on May 15, 2009.  The carrying value of the 2.5% Convertible Debentures, totaling $465,917,000, has been classified as long-term debt in the March 31, 2009 Consolidated Condensed Balance Sheet as these debentures are not redeemable by holders until June 2011.

At March 31, 2009, the Company had Pound Sterling borrowings outstanding totaling £10,000,000, under its $585,000,000 multicurrency revolving credit facility at an interest rate of 1.43% with a maturity date of April 20, 2009.  Other debt, totaling $33,848,000 at March 31, 2009 consists primarily of short-term borrowings at certain other international locations.

Note 9: Employee Benefit Plans

Total net benefit (income) expense associated with the Company’s defined benefit pension plans consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Service cost	$559	$1,607
Interest cost	2,939	4,466
Expected return on plan assets	(3,199)	(5,944)
Amortization of prior service cost	2	(96)
Amortization of losses and other	1,355	2,500
Total net benefit expense	$1,656	$2,533

Total net benefit (income) expense associated with the Company’s postretirement benefit plans consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Service cost	$2	$1
Interest cost	128	269
Amortization of prior service cost	(223)	(96)
Amortization of losses and other	(479)	(371)
Total net benefit income	$(572)	$(197)

Note 10: Business Segments

The Company’s operations are organized into three separate business segments – Drilling & Production Systems (DPS), Valves & Measurement (V&M) and Compression Systems (CS). Summary financial data by segment is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008 (as revised)
Revenues:
DPS	$805,256	$864,819
V&M	316,138	344,501
CS	135,629	129,934
	$1,257,023	$1,339,254

Income (loss) before income taxes:
DPS	$164,203	$129,024
V&M	59,704	66,214
CS	16,356	18,688
Corporate & other	(72,910)	(33,451)
	$167,353	$180,475

Corporate & other includes expenses associated with the Company’s Corporate office, as well as all of the Company’s interest income, interest expense, certain litigation expense managed by the Company’s General Counsel, foreign currency gains and losses from certain intercompany lending activities managed by the Company’s centralized Treasury function and all of the Company’s restructuring and stock compensation expense.

Note 11: Earnings Per Share

The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008 (as revised)

Net income	$114,637	$122,981

Average shares outstanding (basic)	216,891	216,746
Common stock equivalents	1,563	2,861
Incremental shares from assumed conversion of convertible debentures	1,542	10,859
Diluted shares	219,996	230,466

Basic earnings per share	$0.53	$0.57
Diluted earnings per share	$0.52	$0.53

The Company’s 1.5% Convertible Debentures have been included in the calculation of diluted earnings per share for the three months ended March 31, 2009 and 2008, since the average market price of the Company’s common stock exceeded the conversion value of the debentures during both periods.  The Company’s 2.5% Convertible Debentures have been included in the calculation of diluted earnings per share for the three months ended March 31, 2008 for the same reason.  The 2.5% Convertible Debentures have not been included in the calculation of diluted earnings per share for the three months ended March 31, 2009, as the conversion price of the debentures was in excess of the average market price of the Company’s common stock during the period. During the three months ended March 31, 2009 and 2008, the Company acquired 347,678 and 2,164,875 treasury shares at an average cost of $20.29 and $46.61 per share, respectively. A total of 407,012 and 732,069 treasury shares were issued during the three month period ended March 31, 2009 and 2008, respectively, in satisfaction of stock option exercises and vesting of restricted stock units.

Note 12: Comprehensive Income

The amounts of comprehensive income for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008 (as revised)
Net income per Consolidated Condensed Results of Operations	$114,637	$122,981
Foreign currency translation gain (loss) (1)	(45,847)	41,886
Amortization of net prior service credits related to the Company’s pension and postretirement benefit plans, net of tax	(140)	(118)
Amortization of net actuarial losses related to the Company’s pension and postretirement benefit plans, net of tax	552	1,315
Change in fair value of derivatives accounted for as cash flow hedges, net of tax	(4,079)	(614)
Comprehensive income	$65,123	$165,450

(1)	The “Foreign currency translation gain (loss)” relates primarily to the Company’s operations in Malaysia, Canada, Luxembourg, France, Germany, Italy, Ireland and the United Kingdom.

The components of accumulated other elements of comprehensive income at March 31, 2009 and December 31, 2008 were as follows (in thousands):

	March 31, 2009	December 31, 2008
Accumulated foreign currency translation gain (loss)	$(50,920)	$(5,073)
Prior service credits, net, related to the Company’s pension and postretirement benefit plans, net of tax	3,496	3,636
Actuarial losses, net, related to the Company’s pension and postretirement benefit plans, net of tax	(42,172)	(42,724)
Change in fair value of derivatives accounted for as cash flow hedges, net of tax(1)	(44,136)	(40,057)
Accumulated other elements of comprehensive income	$(133,732)	$(84,218)

(1)	Approximately $10,896,000 (after tax) of accumulated other elements of comprehensive income is expected to be recognized in earnings during the next twelve months.

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

The Company is currently identified as a potentially responsible party (PRP) with respect to three sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the CS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring.  Of the other two, one is believed to be a de minimis exposure and the other recently settled for a de minimis amount. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At March 31, 2009, the Company’s consolidated balance sheet included a noncurrent liability of approximately $6,484,000 for environmental matters.

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

The Company has entered into a number of individual settlements and has settled a class action lawsuit. Twenty-one of the individual settlements were made in the form of agreements with homeowners that obligated the Company to reimburse them for any estimated decline in the value of their homes at time of sale due to potential buyers’ concerns over contamination or, in the case of some agreements, to purchase the property after an agreed marketing period. Three of these agreements have had no claims made under them yet. The Company has also settled ten other property claims by homeowners who have sold their properties. In addition, the Company has settled Valice v. Cameron Iron Works, Inc. (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), which was filed and settled as a class action. Pursuant to the settlement, the homeowners who remained part of the class are entitled to receive a cash payment of approximately 3% of the 2006 appraised value of their property or reimbursement of any diminution in value of their property due to contamination concerns at the time of any sale. To date, 72 homeowners have elected the cash payment.

Of the 258 properties included in the Valice class, there were 21 homeowners who opted out of the class settlement.  Three suits were filed regarding this matter by non-settling homeowners. All three cases have now been resolved.  The remaining homeowners who opted out of the class action settlement have made claims that the contaminated underground water has reduced property values and are seeking recovery of alleged actual and exemplary damages for the alleged loss of property value.  These homeowners have retained legal counsel but have not yet filed suit.

One of the suits filed but now resolved involved a claim for bodily injury, which claim was dismissed by summary judgment.  The Company remains of the opinion that there is no health risk to area residents as a result of the contamination.

The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements, the class action settlement or other actions that have been or may be filed, will not have a material adverse effect on its financial position or results of operations. The Company’s consolidated balance sheet included a liability of $15,135,000 for these matters as of March 31, 2009.

The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At March 31, 2009, the Company’s consolidated balance sheet included a liability of approximately $3,187,000 for such cases, including estimated legal costs. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Regulatory Contingencies

In January 2007, the Company underwent a Pre-Assessment Survey as part of a Focused Assessment Audit initiated by the Regulatory Audit Division of the U.S. Customs and Border Protection, Department of Homeland Security.  The Pre-Assessment Survey resulted in a finding that the Company had deficiencies in its U.S. Customs compliance process and had underpaid customs duties.  The Company has taken corrective action and has closed out all matters regarding duties owed for import entries processed from September 29, 2001 through October 5, 2007.  The Company expects that the final assessment compliance period will encompass import activity during the second quarter of 2009.  The field work for the Focused Assessment Audit is expected to commence in the second quarter of 2010.

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

In addition, the U.S. Securities and Exchange Commission (SEC) is conducting an informal inquiry into the same matters currently under review by the DOJ. As part of this inquiry the SEC has requested that the Company provide to them the information and documents that have been requested by and are being provided to the DOJ. The Company is cooperating fully with the SEC, as it is doing with the DOJ, and is providing the requested materials. At this stage of the internal investigation, the Company cannot predict the ultimate outcome of either the internal investigation or the government inquiries. The Company has also undertaken an enhanced compliance training effort for its personnel, including foreign operations personnel dealing with customs clearance regulations and hired a Chief Compliance Officer in September 2008 to oversee and direct all legal compliance matters for the Company.

Tax Contingencies

The Company has legal entities in over 35 countries, each of which has various tax filing requirements.  The Company prepares its tax filings in a manner which it believes is consistent with such filing requirements; however, some of the tax laws and regulations to which the Company is subject require interpretation and/or judgment. Although the Company believes that the tax liabilities for periods ending on or before the balance sheet date have been adequately provided for in the financial statements, to the extent that a taxing authority believes that the Company has not prepared its tax filings in accordance with the authority’s interpretation of the tax laws/regulations, the Company could be exposed to additional taxes.

Note 14: Financial and Derivative Instruments and Hedging Activities

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, derivative instruments and debt instruments. The book values of cash and cash equivalents, trade receivables, trade payables, derivative instruments and floating-rate debt instruments are considered to be representative of their respective fair values. Certain cash equivalents have also been valued based on quoted market prices which are considered to be Level 1 market inputs as defined in SFAS 157.

In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into forward foreign currency exchange contracts to hedge specific large anticipated receipts or disbursements in currencies for which the Company does not traditionally have fully offsetting local currency expenditures or receipts. The Company was party to a number of long-term foreign currency forward contracts at March 31, 2009, some of which extend through 2011. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling, valve or other equipment contracts involving the Company’s United States operations and its wholly-owned subsidiaries in Brazil, Italy, Romania, Singapore and the United Kingdom. The Company determines the fair value of its outstanding foreign currency forward contracts based on quoted exchange rates for the respective currencies applicable to similar instruments.  These quoted exchange rates are considered to be Level 2 observable market inputs as defined in SFAS 157.  Information relating to the contracts, which have been accounted for as cash flow hedges as of March 31, 2009 follows:

Total volume of notional currencies bought (sold) on open derivative contracts as of March 31, 2009 was as follows (in thousands):
Notional currency:	Currency Amount

USD	(225,974)
GBP	4,465
EUR	22,590
NOK	15,593
RON	21,711
MYR	4,955
SGD	3,960

The fair value of derivative financial instruments recorded in the Company’s Consolidated Condensed Balance Sheet at March 31, 2009 was as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:
Foreign exchange contracts	Current assets	$ 3,563	Current liabilities	$ (34,713)
	Non-current assets	−	Non-current liabilities	(6,175)
Total derivatives designated as hedging instruments		$ 3,563		$ (40,888)

The Company had no derivative financial instruments outstanding at March 31, 2009 that were not designated as hedging instruments.

The effects of derivative financial instruments on the Company’s Consolidated Condensed Results of Operations Statement for the three months ended March 31, 2009 were as follows (in thousands):

	Effective Portion			Ineffective Portion and Other
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivative

Foreign exchange contracts	$(7,966)	Revenues	$(7,308)	Cost of goods sold-ineffective portion	$(97)
		Cost of goods sold	(2,120)
		Depreciation expense	(49)
Total	$(7,966)		$(9,477)		$(97)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical data contained herein, this document includes “forward-looking statements” regarding future market strength, order levels, revenues and earnings of the Company, as well as expectations regarding cash flows and future capital spending made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from those described in forward-looking statements.  These statements are based on current expectations of the Company’s performance and are subject to a variety of factors, some of which are not under the control of the Company, which can affect the Company’s results of operations, liquidity or financial condition.  Such factors may include overall demand for, and pricing of, the Company’s products; the size and timing of orders; the Company’s ability to successfully execute large subsea and drilling systems projects it has been awarded; the Company’s ability to convert backlog into revenues on a timely and profitable basis; the Company’s ability to successfully implement its capital expenditures program; the impact of acquisitions the Company has made or may make; changes in the price of (and demand for) oil and gas in both domestic and international markets; raw material costs and availability; political and social issues affecting the countries in which the Company does business; fluctuations in currency markets worldwide; and variations in global economic activity.  In particular, current and projected oil and gas prices historically have generally affected customers’ spending levels and their related purchases of the Company’s products and services.  Additionally, changes in oil and gas price expectations may impact the Company’s financial results due to changes in cost structure, staffing or spending levels.  See additional factors discussed in “Factors That May Affect Financial Condition and Future Results” contained herein.

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

FIRST QUARTER 2009 COMPARED TO FIRST QUARTER 2008

Consolidated Results -

The Company’s net income for the first quarter of 2009 totaled $114.6 million, or $0.52 per diluted share, compared to $123.0 million, or $0.53 per diluted share, for the first quarter of 2008.  The Company’s consolidated condensed results of operations for the first quarter of 2008 and the consolidated condensed balance sheet as of December 31, 2008 have been retrospectively revised to reflect the adoption of FASB Staff Position ABP 14-1 (FSP ABP 14-1), effective January 1, 2009.  FSP ABP 14-1 was issued by the Financial Accounting Standards Board in May 2008 to clarify the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements).  The FSP requires issuers of these instruments to separately account for the related liability and equity components in a manner that will reflect an issuer’s nonconvertible debt borrowing rate in its reported interest expense.  Retrospective revision of the financial statements for prior periods is required under FSP APB 14-1.  As a result of the adoption of this new standard, the Company’s consolidated net income for the first quarter of 2008 has been retrospectively revised from $0.55 per diluted share as previously reported to $0.53 per diluted share.

Included in operating results for the first quarter of 2009 are employee severance, related benefit and certain other costs totaling $22.3 million, or $0.07 per diluted share, associated with workforce reductions during the first quarter of 2009.

Revenues

Revenues for the first quarter of 2009 totaled $1.3 billion, a decrease of $82.2 million, or 6.1%, from $1.3 billion for the first quarter of 2008.  Drilling & Production Systems (DPS) segment revenues declined 6.9%, accounting for nearly 72% of the decrease in consolidated revenues.  Valves & Measurement (V&M) segment revenues were down 8.2%, largely reflecting weakness in activity levels in the U.S. and Canadian markets while Compression Systems (CS) segment revenues increased 4.4%, mainly on the strength of shipments from backlog in the centrifugal compression equipment product line.  Included in consolidated revenues for the first quarter of 2009 are $15.4 million of fees associated with cancellation of existing orders.

During the first quarter of 2009, over 55% of the Company’s revenue was reflected in entities with functional currencies other than the U.S. dollar.  In translating these entities’ functional currency income statements to U.S. dollars for consolidation purposes, an increase in the value of the U.S. dollar compared to the applicable functional currency will result in a lower amount of U.S. dollar revenues and costs for the same amount of functional currency revenues and costs.  The net reduction in revenue due to the stronger U.S. dollar against these other foreign currencies, which were partially offset by approximately $23.1 million in incremental revenues generated by businesses acquired since the first quarter of 2008, accounted for nearly two-thirds of the decrease in consolidated revenues during the first quarter of 2009 as compared to the same period in 2008.

Costs and Expenses

Cost of sales (exclusive of depreciation and amortization) for the first quarter of 2009 totaled $843.7 million, a decrease of $121.7 million, or 12.6%, from $965.4 million for the first quarter of 2008.  Cost of sales as a percent of revenues decreased from 72.1% for the three months ended March 31, 2008 to 67.1% for the three months ended March 31, 2009.  References to margins in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to Revenues minus Cost of Sales (exclusive of depreciation and amortization) as shown separately on the Company’s Consolidated Condensed Results of Operations statement for the three-month periods ended March 31, 2009 and 2008.  The decrease in the ratio of cost of sales to revenues was attributable primarily to (i)  a 3.5 percentage-point decline in the ratio related to subsea equipment, due largely to deliveries or milestone achievements that carried higher margins than in the first quarter of 2008, and (ii) higher margins for major drilling projects in the first quarter of 2009 as compared to the same period in 2008 (a 1.3 percentage-point decrease in the ratio of cost of sales to revenues).

Selling and administrative expenses for the three months ended March 31, 2009 were $164.6 million as compared to $157.3 million for the three months ended March 31, 2008, an increase of $7.3 million, or 4.6%.  As a percentage of revenues, selling and administrative costs increased from 11.7% for the first quarter of 2008 to 13.1% for the first quarter of 2009.  Absent the effects of a stronger U.S. dollar and newly acquired businesses as described above, selling and administrative costs increased nearly 10% as compared to the prior year.  The increase was mainly attributable to (i) a provision taken in the first quarter of 2009 totaling nearly $7.8 million relating to uncertainty regarding collection of receivables from a U.S.-based customer and (ii) the effects of higher headcount and facility costs added during the latter part of 2008.  These increases were partially offset by the absence in 2009 of charges taken in the first quarter of 2008 for a dispute on a historical acquisition and for non-income related taxes in South America and the effect of lower noncash stock compensation expense, totaling in aggregate approximately $8.2 million.

Depreciation and amortization expense for the first quarter of 2009 was $36.7 million, an increase of $4.8 million from $31.9 million for the first quarter of 2008.  The increase was primarily the result of higher depreciation expense associated with increased levels of capital spending in recent periods for new machinery and equipment, as well as higher amortization related to spending on the Company’s enterprise-wide information technology assets and for other acquired intangible assets.

Interest income totaled $2.2 million for the three months ended March 31, 2009 compared to $6.1 million for the three months ended March 31, 2008.  The decrease is due primarily lower short-term interest rates during the first quarter of 2009 as compared to the first quarter of 2008, partially offset by higher levels of invested cash balances during the first quarter of 2009.

Interest expense was $24.5 million for the three months ended March 31, 2009 compared to $10.3 million for the three months ended March 31, 2008, an increase of $14.2 million.  Interest expense for the first quarter of 2008 has been retrospectively revised from $5.0 million to $10.3 million to reflect $5.3 million of additional interest expense for the first quarter of 2008 associated with the adoption of FSP ABP 14-1 described above.  Interest expense during the first quarter of 2009 relating to the adoption of FSP ABP 14-1 totaled $4.1 million.  The primary reason for the increase in interest expense was due to $12.6 million of additional interest associated with the issuance of $450.0 million of 6.375% senior notes and $300.0 million of 7.0% senior notes in June 2008.

The income tax provision for the three months ended March 31, 2009 was $52.7 million compared to $57.5 million for the three months ended March 31, 2008.  The effective tax rates during the first quarters of 2009 and 2008 were 31.5% and 31.9%, respectively.   The decrease in the effective tax rate for the first quarter of 2009 as compared to the first quarter of 2008 was due to an increase in the estimated percentage of total full-year income in lower tax rate jurisdictions in 2009 as compared to 2008.

Revenues and income before income taxes for the DPS, V&M and CS segments are discussed in more detail below.

Segment Results -

DPS Segment

	Quarter Ended March 31,		Increase (Decrease)
(dollars in millions)	2009	2008	$	%
Revenues	$805.3	$864.8	$(59.5)	(6.9)%
Income before income taxes	$164.2	$129.0	$35.2	27.3%

DPS segment revenues for the first quarter of 2009 totaled $805.3 million, a decrease of $59.5 million, or 6.9%, from $864.8 million for the first quarter of 2008.  Over 60% of the decrease was attributable to the effects of a stronger U.S. dollar against certain other foreign currencies for the same reasons as mentioned under “Consolidated Results – Revenues” above, partially offset by the incremental impact of revenues generated from businesses acquired since the first quarter of 2008.  Absent the effects of a stronger U.S. dollar and newly acquired businesses, the remaining decrease was the result of a 7% decline in subsea equipment sales and a 2% decrease in surface equipment sales partially offset by a 5% increase in drilling equipment sales.  The decrease in subsea equipment sales was almost entirely due to a lower level of shipments and activity relating to major offshore projects.   A decline in surface equipment sales in the Eastern European, African and Caspian Sea regions more than offset higher demand in this product line in Latin America, primarily Mexico, and higher aftermarket repair activity. Higher demand for spares and aftermarket repair activity accounted for nearly all of the increase in sales of drilling equipment during the first quarter of 2009 as compared to the first quarter of 2008.  Revenues associated with oil, gas and water separation applications were relatively flat in the first quarter of 2009 as compared to the same period last year.

Income before income taxes totaled $164.2 million for the three months ended March 31, 2009 compared to $129.0 million for the three months ended March 31, 2008, an increase of $35.2 million, or 27.3%.  Cost of sales as a percent of revenues decreased from 74.7% in the first quarter of 2008 to 67.7% in the first quarter of 2009.  The decrease in the ratio of cost of sales to revenues was due primarily to (i) a 2.1 percentage-point decrease in the ratio due to an improvement in margins on large drilling projects and (ii) a 4.7 percentage-point decline in the ratio for subsea equipment due largely to the absence in the first quarter of 2009 of sales recorded in the first quarter of 2008 for certain large lower-margin subsea projects.

Selling and administrative expenses for the first quarter of 2009 totaled $75.6 million, an increase of $3.2 million, or 4.4%, from $72.4 million during the comparable period of 2008.  Absent the effects of a stronger U.S. dollar and newly acquired businesses as described above, selling and administrative costs increased nearly 14% as compared to the prior year.  The increase was mainly attributable to the effects of higher headcount and facility costs added during the latter part of 2008.  Offsetting these increases was the absence in the first quarter of 2009 of a $2.4 million charge taken in the first quarter of 2008 for non-income related taxes in South America.

Depreciation and amortization increased $2.5 million, from $17.6 million for the three months ended March 31, 2008 to $20.1 million for the three months ended March 31, 2009.  The increase was primarily the result of higher depreciation expense associated with increased levels of capital spending in periods prior to the first quarter of 2009 for new machinery and equipment and higher amortization of other acquired intangible assets.

V&M Segment

	Quarter Ended March 31,		Decrease
(dollars in millions)	2009	2008	$	%
Revenues	$316.1	$344.5	$(28.4)	(8.2)%
Income before income taxes	$59.7	$66.2	$(6.5)	(9.8)%

Revenues of the V&M segment for the first quarter of 2009 totaled $316.1 million as compared to $344.5 million in the first quarter of 2008, a decline of $28.4 million, or 8.2%.  Nearly 55% of the decrease was attributable to the effects of a stronger U.S. dollar against certain other foreign currencies for the same reasons as mentioned under “Consolidated Results – Revenues” above, partially offset by the incremental impact of revenues generated from businesses acquired since the first quarter of 2008.  Absent the effects of a stronger U.S. dollar and newly acquired businesses, a decrease in sales of distributed valves and of measurement products due largely to the impact of a decrease in market activity in the United States and Canada accounted for nearly all of the remaining sales decline.  Revenues from the segment’s engineered valves, process valves and aftermarket product lines were mostly flat during the first quarter of 2009 as compared to the first quarter of 2008.

Income before income taxes totaled $59.7 million for the first quarter of 2009, a decrease of $6.5 million, or 9.8%, compared to $66.2 million for the first quarter of 2008.  Cost of sales as a percent of revenues decreased from 66.3% in the first quarter of 2008 to 65.8% in the first quarter of 2009.  The decrease in the ratio was due primarily to (i) improved product margins largely resulting from favorable sourcing of raw materials and sales mix changes (approximately a 0.6 percentage-point decrease) and (ii) a one-time positive impact from reversing certain accrued costs relating to an historical acquisition (approximately a 0.6 percentage-point decrease).  These decreases were partially offset by (i) the impact of relatively fixed indirect production costs in relation to a lower revenue base (approximately a 0.5 percentage-point increase) and (ii) higher product warranty costs, which increased the ratio of cost of sales to revenues by 0.3 percentage points.

Selling and administrative expenses for the first quarter of 2009 were $39.9 million, a decrease of $2.2 million, or 5.3%, as compared to $42.1 million in the first quarter of 2008.  Nearly two-thirds of the decrease was attributable to the effects of a stronger U.S. dollar against certain other foreign currencies as described above, partially offset by the impact of costs incurred by newly acquired businesses.  The remaining decrease was largely attributable to efforts taken in recent periods to reduce employee related costs.

Depreciation and amortization increased $0.7 million from $7.8 million in the first quarter of 2008 to $8.5 million in the first quarter of 2009.  The increase was due largely to higher capital spending in periods prior to the first quarter of 2009.

CS Segment

	Quarter Ended March 31,		Increase (Decrease)
(dollars in millions)	2009	2008	$	%
Revenues	$135.6	$129.9	$5.7	4.4%
Income before income taxes	$16.4	$18.7	$(2.3)	(12.5)%

 CS segment revenues for the three months ended March 31, 2009 totaled $135.6 million, an increase of $5.7 million, or 4.4%, from $129.9 million for the three months ended March 31, 2008. All of the improvement was attributable to a 6% increase in sales of centrifugal compression equipment.  Sales of reciprocating equipment were flat in the first quarter of 2009 as compared to the first quarter of 2008.  In the centrifugal compression equipment product line, a 15% increase in shipments of engineered units, primarily for engineered air and gas compression applications, resulting from high order levels in prior periods and a 13% increase in aftermarket revenues, primarily from higher parts sales, more than offset a 28% decline in deliveries of plant air machines due to declining order levels in the fourth quarter of 2008 and the first quarter of 2009, as well as the absence in the current year of certain large shipments to customers in Asia that were made during the first quarter of 2008.

Income before income taxes for the CS segment totaled $16.4 million for the first quarter of 2009 compared to $18.7 million for the first quarter of 2008, a decrease of $2.3 million, or 12.5%. Cost of sales as a percent of revenues declined from 69.3% in the first quarter of 2008 as compared to 66.4% for the same period in 2009.  The decline in the ratio of cost of sales to revenues was due primarily to (i) a mix shift mainly to higher sales of higher-margin centrifugal compression equipment along with improved product pricing (resulting in an approximate 2.7 percentage-point decrease in the cost ratio) and (ii) the impact of an improvement in margins in the Superior Compressor product line (resulting in an approximate 1.2 percentage-point decrease in the cost ratio).  These declines were partially offset by higher inventory obsolescence and warranty provisions which added 1.0 percentage points to the ratio of cost of sales to revenues.

Selling and administrative expenses for the three months ended March 31, 2009 totaled $25.0 million, an increase of $7.4 million, or 42.3%, from $17.6 million during the comparable period of 2008. The increase was primarily attributable to a provision taken in the first quarter of 2009 totaling nearly $7.8 million relating to uncertainty regarding collection of receivables from a U.S.-based customer.

Depreciation and amortization increased $0.6 million or 16.1%, from $3.6 million for the first quarter of 2008 to $4.2 million for the first quarter of 2009. The increase was primarily the result of higher levels of capital spending in periods prior to the first quarter of 2009.

Corporate Segment

The Corporate segment’s loss before income taxes was $72.9 million in the first quarter of 2009 as compared to $33.4 million in the first quarter of 2008.  The loss before income taxes for the Corporate segment for the first quarter of 2008 was retrospectively revised from $28.1 million to $33.4 million to reflect $5.3 million of additional interest expense for the first quarter of 2008 associated with the adoption of FSP ABP 14-1 described above under “Consolidated Results”.  The adoption of FSP ABP 14-1, effective January 1, 2009, required the Company to retrospectively revise its 2008 financial statements for consistency with the results for the first quarter of 2009 reported under this new accounting standard.

Selling and administrative expenses for the first quarter of 2009 totaled $24.1 million, a decrease of $1.1 million, or 4.6%, from $25.2 million during the comparable period of 2008.  The primary reasons for the decrease were (i) lower noncash stock compensation expense of $2.2 million for the three months ended March 31, 2009 compared to the same period in 2008, (ii) the absence in the first quarter of 2009 of a $3.6 million charge taken in the first quarter of 2008 related to a dispute on an historical acquisition and (iii) lower management incentive costs of $0.7 million.  These decreases were offset by the absence in the first quarter of 2009 of a $5.8 million reduction in expense recorded in the first quarter of 2008 relating to one of the Company’s non-U.S. defined benefit pension plans.

Depreciation and amortization expense totaled $3.9 million for the three months ended March 31, 2009 as compared to $2.8 million for the same period in 2008, an increase of $1.1 million.  The increase is due largely to increased amortization from higher capital spending in periods prior to the first quarter of 2009 on the Company’s enterprise-wide information technology assets.

The decrease in interest income, the increase in interest expense and restructuring expense incurred during the first quarter of 2009 as compared to the same period in 2008 are discussed in “Consolidated Results” above.

ORDERS AND BACKLOG

Orders were as follows (dollars in millions):

	Quarter Ended March 31,		Decrease
	2009	2008	$	%
DPS	$626.9	$1,399.7	$(772.8)	(55.2)%
V&M	233.2	366.5	(133.3)	(36.4)%
CS	123.2	188.4	(65.2)	(34.6)%
	$983.3	$1,954.6	$(971.3)	(49.7)%

Orders for the first quarter of 2009 decreased $971.3 million, or 49.7%, from the first quarter of 2008.  In addition, approximately $26.5 million of orders were cancelled by customers during the first quarter of 2009.

DPS segment orders for the first quarter of 2008 totaled $626.9 million, a decrease of $772.8 million, or 55.2%, from $1.4 billion for the first quarter of 2008. Orders for subsea equipment were down nearly 80% in the first quarter of 2009 as compared to the same period in 2008 as the awards received in the first three months of 2008 for certain major subsea project offshore West Africa, totaling nearly $650 million, did not reoccur in the current period. Surface equipment orders decreased 32% in the first three months of 2009 when compared to the same period in 2008 primarily due to the decline in North American, European, Asian and Caspian Sea rig counts as a result of lower commodity prices for oil and natural gas. Orders for oil, gas and water separation applications were down 45% in the first quarter of 2009 when compared to the same period in 2008 due to large awards in 2008 in North America and the Middle East that did not repeat in 2009, as well as strong aftermarket business in 2008 in the European and Asia Pacific regions that did not repeat in 2009. Slightly offsetting these decreases, orders for drilling equipment were up 7% during the first three months of 2009 when compared to the similar period in 2008, due to new land equipment awards in the Middle East.

The V&M segment had orders of $233.2 million in the first quarter of 2009, a decrease of $133.3 million, or 36.4%, from $366.5 million for the comparable period in 2008. Orders decreased in all product lines during the first quarter of 2009 as compared to the same period in 2008 as follows: (i) distributed product orders decreased 56% as a result of softness in the North American market as compared to 2008 activity levels, (ii) orders for engineered valves decreased 38% due to a lack of large project awards as compared to the first quarter of 2008, (iii) orders in the process valve product line decreased 30% due to lower project activity, (iv) orders for aftermarket parts and services declined 18% primarily due to high order levels in 2008 from customers in Canada that did not repeat in 2009 and (v) excluding the effect of orders from a newly acquired business, orders for measurement products decreased nearly 17% over the similar period in 2008 reflecting lower awards in Canada and in the United States, mainly for nuclear applications.

Orders in the CS segment for the first quarter of 2009 totaled $123.2 million, a decrease of $65.2 million, or 34.6%, from $188.4 million in the first quarter of 2008. Centrifugal compression equipment orders declined nearly 70% in the first three months of 2009 when compared to the similar period in 2008, whereas reciprocating compression equipment orders increased 16% in the first three months of 2009, partially offsetting these decreases. The global market decline that began in late 2008 contributed significantly to the decline in centrifugal compression equipment orders for Plant Air and engineered products. Additionally, awards for engineered products decreased 84% due to a robust order environment in early 2008 for air separation units that did not repeat in 2009 due to market weakness, orders for plant air equipment declined 45% and orders for aftermarket parts and services decreased by more than one-third when compared to the prior period, due largely to a delay in receiving large awards in Europe and Canada. Orders within the reciprocating compression equipment line showed strong demand for Superior Compressors in the first quarter of 2009 as compared to the same period in 2008 with an increase of 115%, due to a large award in 2009 for packaged compressors in Europe. Awards for Ajax units increased nearly 13% as a result of large awards in Latin America during the first quarter of 2009.

Backlog was as follows (dollars in millions):

	Quarter Ended March 31,		Increase (Decrease)
	2009	2008	$	%
DPS	$4,195.3	$3,751.2	$444.1	11.8%
V&M	650.1	711.7	(61.6)	(8.7	) %
CS	425.5	436.5	(11.0)	(2.5	) %
	$5,270.9	$4,899.4	$371.5	7.6%

Liquidity and Capital Resources

The Company’s cash and cash equivalents decreased by $179.0 million to $1.4 billion at March 31, 2009 as compared to $1.6 billion at December 31, 2008. The main reasons for the decrease were (i) cash used for operations of $128.3 million and (ii) cash used for capital expenditures of $49.0 million.

During the first three months of 2009, the Company used $128.3 million of cash from operations as compared to generating $44.4 million for the same period in 2008. Cash totaling approximately $290.2 million was utilized in the first three months of 2009 to increase working capital compared to $119.7 million utilized during the same period in 2008.  Cash used for working capital during the first three months of 2009 primarily resulted from a build in inventory levels in the Company’s project-related drilling and subsea businesses during the first quarter of 2009, along with a reduction in accounts payable and accrued liabilities.

The Company utilized $47.4 million of cash for investing activities during the first three months of 2009 as compared to $102.4 million used during the same period in 2008. Most of the decrease was due to the Company not acquiring any businesses during the first three months of 2009 as compared to $57.5 million spent for the acquisition of three businesses during the first three months of 2008.

During the first three months of 2009, the Company’s financing activities generated $14.6 million of cash compared to $56.2 million of cash generated during the first three months of 2008. The Company borrowed $170.5 million, mostly against its then-existing $350.0 million multicurrency revolving credit facility, during the first quarter of 2008 as compared to borrowings by certain international locations of approximately $23.0 million during the first quarter of 2009. Additionally, the Company spent $120.4 million of cash in the first three months of 2008 to acquire 2,164,875 shares of treasury stock at an average cost of $46.61 as compared to $7.1 million spent in the first three months of 2009 for 347,678 shares at an average cost of $20.29.

The Company expects to spend an estimated $200 million for capital equipment and facilities during 2009 in connection with its program of improving manufacturing efficiency and expanding capacity.   Cash on hand and future expected operating cash flows will be utilized to fund the remainder of the Company’s 2009 capital spending program.

On a longer-term basis, the Company issued $450.0 million principal amount of 6.375% 10-year senior notes and $300.0 million principal amount of 7.0% 30-year senior notes in June 2008. The Company also has outstanding a principal amount of $131.1 million of 1.5% convertible debentures in addition to a principal amount of $500.0 million of 2.5% convertible debentures at March 31, 2009. Holders of the 1.5% convertible debentures could require the Company to redeem them beginning in May 2009.  Holders of the Company’s 2.5% convertible debentures could also require the Company to redeem them beginning in June 2011.

The Company notified the holders of its 1.5% convertible debentures of their rights under the terms of the debentures to request conversion of those debentures as of May 15, 2009 (the “conversion date”).   Accordingly, the Company may be required to repay in cash 100% of the principal amount of any debentures converted during the conversion period.  Additionally, the value of any debentures converted that is in excess of the principal amount will be satisfied through the issuance of additional shares of the Company’s common stock.

Despite the current uncertainty and volatility in the credit markets, the Company believes, based on its current financial condition, existing backlog levels and current expectations for future market conditions, including future order levels, that it will be able to meet its short- and longer-term liquidity needs with the existing $1.4 billion of cash on hand, expected cash flow from future operating activities and amounts available under its $585 million five-year multicurrency revolving credit facility, expiring April 14, 2013.

Factors That May Affect Financial Condition and Future Results

The current turmoil and uncertainty in the public and private credit markets could adversely impact the ability of its customers to finance future purchases of equipment or could adversely impact the Company’s ability to finance the Company's future operational and capital needs.

The public and private credit markets in the United States and around the world are currently severely constricted due to economic concerns regarding past mortgage and other lending practices, current housing values and the present state of various world economies. The current uncertainty and turmoil in the credit markets has in certain cases, negatively impacted the ability of customers to finance purchases of the Company’s equipment and is expected to continue, in the short-term, to negatively impact sales, profitability and operating cash flows of the Company. Although the Company does not currently anticipate a need to access the credit markets for new financing in the short-term, a prolonged constriction on future lending by banks or investors could also result in higher interest rates on future debt obligations of the Company or could restrict the Company’s ability to obtain sufficient financing to meet its long-term operational and capital needs or could limit its ability in the future to consummate significant business acquisitions to be paid for in cash.

Downturns in the oil and gas industry have had, and will likely in the future have, a negative effect on the Company’s sales and profitability.

Demand for most of the Company’s products and services, and therefore its revenues, depends to a large extent upon the level of capital expenditures related to oil and gas exploration, production, development, processing and transmission. Recent declines in oil and gas prices have negatively affected the level of these activities by the Company’s customers and have, in certain instances, resulted in the cancellation, modification or rescheduling of existing orders.  Additionally, the Company expects that the substantial decline in oil and gas prices during the latter half of 2008, which has continued into the first quarter of 2009, combined with the currently constricted credit markets, will continue to affect future short-term spending by the Company’s customers during the remainder of 2009 and will negatively impact the Company’s revenues and profitability for the remainder of 2009.

Factors that contribute to the volatility of oil and gas prices include, but are not limited to, the following:
•	demand for oil and gas, which is impacted by economic and political conditions and weather;
•	the ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and pricing;
•	the level of production from non-OPEC countries;
•	policies regarding exploration and development of oil and gas reserves;
•	the political environments of oil and gas producing regions, including the Middle East.

Cancellation of orders in backlog are possible

The Company has already experienced cancellations of orders in backlog and may experience more. The Company is typically protected against financial losses related to products and services it has provided prior to any cancellation. However, if the Company’s customers continue to cancel existing purchase orders, future profitability could be further negatively impacted.

At March 31, 2009, the Company had a backlog of orders for equipment to be used on deepwater drilling rigs of approximately $795.4 million, including approximately $292.2 million of equipment ordered for rigs whose construction was not supported by a pre-existing contract with an operator.  The Company has experienced cancellations of existing orders in both its project and certain of its base businesses during recent quarters. If oil and gas prices continue to decline or stay at current levels for an extended period of time, further order cancellations or delays in expected shipment dates may occur.

The inability of the Company to deliver its backlog on time could affect the Company’s future sales and profitability and its relationships with its customers.

At March 31, 2009, the Company’s backlog was $5.3 billion, one of the highest levels in its history. The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for large subsea projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Many of the contracts the Company enters into with its customers require long manufacturing lead times and contain penalty or incentive clauses relating to on-time delivery. A failure by the Company to deliver in accordance with customer expectations could subject the Company to financial penalties or loss of financial incentives and may result in damage to existing customer relationships. Additionally, the Company bases its earnings guidance to the financial markets on expectations regarding the timing of delivery of product currently in backlog. Failure to deliver backlog in accordance with expectations could negatively impact the Company’s financial performance and thus cause adverse changes in the market price of the Company’s outstanding common stock and other publicly-traded financial instruments.

The Company has embarked on a significant capital expansion program.

For 2009, the Company expects full-year capital expenditures of approximately $200.0 million. To the extent this program of upgrading machine tools, manufacturing technologies, processes and facilities in order to improve efficiency and address expected market demand for the Company’s products causes disruptions in the Company’s plants, or the needed machine tools or facilities are not delivered and installed or in use as currently expected, the Company’s ability to deliver existing or future backlog may be negatively impacted. In addition, if the program does not result in the expected efficiencies, future profitability may be negatively impacted.

Execution of subsea systems projects exposes the Company to risks not present in its surface business.

This market is significantly different from the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and in some cases, new technology. The Company’s subsea business unit received orders in the amount of $175.7 million during the first three months of 2009.  Several of the orders in backlog are substantially more complex and involve substantially more risk than previous projects.  To the extent the Company experiences unplanned efficiencies or difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be positively or negatively impacted. The Company accounts for its subsea projects, as well as separation and drilling projects, using SOP 81-1. In accordance with SOP 81-1, the Company estimates the expected margin on these projects and recognizes this margin as units are completed. Factors that may affect future project costs and margins include the ability to properly execute the engineering and design phases consistent with our customers’ expectations, production efficiencies, and availability and costs of labor, materials and subcomponents. These factors can significantly impact the accuracy of the Company’s estimates and materially impact the Company’s future period earnings. If the Company experiences cost underruns or overruns, the expected margin could increase or decline. In accordance with SOP 81-1, the Company would record a cumulative adjustment to increase or reduce the margin previously recorded on the related project. Subsea projects accounted for approximately 12.5% of total revenues for the three months ended March 31, 2009. As of March 31, 2009, the Company had a subsea systems project backlog of approximately $2.0 billion.

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

As an example, it has been publicly reported that certain oilfield service companies have experienced recent disputes and difficulties in their business dealings with the national oil company of Venezuela. While Cameron has experienced a recent slowdown in payments owed to it by the national oil company of Venezuela, the Company has not experienced the extent of difficulties in its business relationship with this company that certain other oilfield service companies have been reported to have had. Total customer revenues earned by the Company’s wholly-owned subsidiaries in Venezuela for the year ended December 31, 2008 totaled $27.8 million. At March 31, 2009, the Company had a backlog of unfilled subsea orders totaling $147.0 million with the national oil company of Venezuela.

In addition, Cameron has manufacturing and service operations that are essential parts of its business in other developing countries and economically and politically volatile areas in Africa, Latin America, Russia and other countries that were part of the Former Soviet Union, the Middle East, and Central and Southeast Asia. The Company also purchases a large portion of its raw materials and components from a relatively small number of foreign suppliers in developing countries. The ability of these suppliers to meet the Company’s demand could be adversely affected by the factors described above.

The Company is subject to trade regulations that expose the Company to potential liability.

Doing business on a worldwide basis also puts the Company and its operations at risk due to political risks and the need for compliance with the laws and regulations of many jurisdictions. These laws and regulations impose a range of restrictions and/or duties on importation and exportation, operations, trade practices, trade partners and investment decisions. The Company has received inquiries regarding its compliance with certain such laws and regulations from several U.S. federal agencies.

The Company does business and has operations in a number of developing countries that have relatively underdeveloped legal and regulatory systems when compared to more developed countries. Several of these countries are generally perceived as presenting a higher than normal risk of corruption, or a culture where requests for improper payments are not discouraged. Maintaining and administering an effective U.S. Foreign Corrupt Practices Act (FCPA) compliance program in these environments presents greater challenges to the Company than is the case in other, more developed countries. With respect to FCPA compliance, the Company received and responded to a voluntary request for information in September 2005 from the U.S. Securities and Exchange Commission (SEC) regarding certain of the Company’s West African activities.

As discussed in Note 13 of the Notes to Consolidated Financial Statements, in July 2007, the Company was one of a number of companies to receive a letter from the Criminal Division of the U.S. Department of Justice (DOJ) requesting information on its use of a customs clearance broker. The DOJ is inquiring into whether certain of the services provided to the Company by the customs clearance broker may have involved violations of the FCPA. The Company is conducting an internal investigation in response, as discussed below, and is providing the requested information to the DOJ.

The Company engaged special counsel reporting to the Audit Committee of the Board of Directors to conduct an investigation into its dealings with the customs clearance broker in Nigeria and Angola to determine if any payments made to or by the customs clearance broker on the Company’s behalf constituted a violation of the FCPA. The investigation is also looking into activities of Company employees and agents with respect to immigration matters and importation permitting in Nigeria. To date, the special counsel has found that the Company utilized certain services in Nigeria offered by the customs clearance broker that appear to be similar to services that have been under review by the DOJ. Similar issues do not appear to be present in Angola. Special counsel is reviewing these and other services and activities to determine whether they were conducted in compliance with all applicable laws and regulations. Special counsel is also reviewing the extent, if any, of the Company’s knowledge, and its involvement in the performance, of these services and activities, and whether the Company fulfilled its obligations under the FCPA.

In addition, the SEC is conducting an informal inquiry into the same matters currently under review by the DOJ. As part of this inquiry, the SEC has requested that the Company provide to them the information and documents that have been requested by and are being provided to the DOJ. The Company is cooperating fully with the SEC, as it is doing with the DOJ, and is providing the requested materials. Both agencies have requested, and been granted, an extension of the statute of limitations with respect to matters under review until January 2010. At this stage of the internal investigation, the Company cannot predict the ultimate outcome of either the internal investigation or the government inquiries. The Company has also undertaken an enhanced compliance training effort for its personnel, including foreign operations personnel dealing with customs clearance regulations, and hired a Chief Compliance Officer in September 2008 to oversee and direct all legal compliance matters for the Company.

Compliance with U.S. regulations on trade sanctions and embargoes also poses a risk to the Company since its business is conducted on a worldwide basis through various entities.  The Company has received a number of inquiries from U.S. governmental agencies regarding compliance with these regulations.  On March 25, 2009, the Company received a letter from the Office of Global Security Risk of the U.S. Securities and Exchange Commission inquiring into the status of our withdrawal from conducting business in or with Iran, Syria and Sudan.  In mid-2006, the Company adopted a policy which prohibited doing business with these and other U.S. embargoed countries and restricted its non-U.S. subsidiaries and persons from taking new orders from those countries, though the Company allowed them to honor then existing contracts if they were, in the opinion of non-U.S. counsel, binding and enforceable in accordance with their terms and would subject a Company entity to damages for a failure to perform thereunder, provided such contracts could, in fact, be performed without any U.S. person or entity involvement and otherwise in accordance with existing U.S. regulations. The Company’s records show that its non-U.S. entities made deliveries of approximately $3.1 million to Iran and $1.5 million to Syria and no deliveries to Sudan in 2008, nor were there any deliveries to these countries in the first quarter of 2009.  The Company is examining these deliveries to confirm they were in compliance with its policy and is actively monitoring present and future performance of its non-U.S. entitles to ensure compliance.  In connection with our decision to cease doing business with these countries, one of our non-U.S. subsidiaries divested its interest in a joint venture doing business in Iran to an Iranian national in 2006 in exchange for an $11.4 million receivable.  The first installment was paid in the amount of $600 thousand during the first quarter of 2009.  The Company does not do business with this venture, and has had no recent correspondence regarding collection of future installments due from this venture.  If future installments are not received, the Company will have to re-evaluate the collectability of this receivable.  The Company also received an inquiry from this same office regarding essentially the same matters in 2006.  In December 2008, the Company received an inquiry from the U.S. Department of Treasury’s Office of Foreign Assets Control regarding a bank guaranty the Company attempted to establish for a sale to a Burmese entity, to which the Company has responded and received no follow up to date.

In January 2007, the Company underwent a Pre-Assessment Survey as part of a Focused Assessment Audit initiated by the Regulatory Audit Division of the U.S. Customs and Border Protection, Department of Homeland Security. The Pre-Assessment Survey resulted in a finding that the Company had deficiencies in its U.S. Customs compliance process and had underpaid customs duties. The Company has taken corrective action and will close out all matters regarding duties owed for import entries processed from September 29, 2001 through October 5, 2007.  The Company expects that the final assessment compliance period will encompass import activity during the second half of 2009.  The fieldwork for the focused Assessment Audit is expected to commence in the second quarter of 2010.

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

Foreign Currency Exchange Rates

A large portion of the Company’s operations consist of manufacturing and sales activities in foreign jurisdictions, principally in Europe, Canada, West Africa, the Middle East, Latin America and the Pacific Rim.  As a result, the Company’s financial performance may be affected by changes in foreign currency exchange rates in these markets.  Overall, for those locations where the Company is a net receiver of local non-U.S. dollar currencies, Cameron generally benefits from a weaker U.S. dollar with respect to those currencies.  Alternatively, for those locations where the Company is a net payer of local non-U.S. dollar currencies, a weaker U.S. dollar with respect to those currencies will generally have an adverse impact on the Company’s financial results.  The impact on the Company’s financial results of gains or losses arising from foreign currency-denominated transactions, if material, has been described in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for the periods covered by this report.

In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into foreign currency forward contracts to hedge specific large anticipated receipts or payments in currencies for which the Company does not traditionally have fully offsetting local currency expenditures or receipts.  The Company was party to a number of long-term foreign currency forward contracts at March 31, 2009.  The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling or valve contracts involving the Company’s United States operations and its wholly-owned subsidiaries in Brazil, Ireland, Italy, Romania, Singapore and the United Kingdom.  Information relating to the contracts, which have been accounted for as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and the fair values recorded in the Company’s Consolidated Balance Sheets at March 31, 2009 follows:

	March 31, 2009
	Year of Contract Expiration
(amounts in millions except exchange rates)	2009	2010	2011	Total	December 31, 2008

Buy BRL/Sell EUR:
Notional amount to sell (in EUR)	19.5	2.6	−	22.1	23.1
Average BRL to EUR contract rate	2.5842	2.6702	−	2.5942	2.5889
Average BRL to EUR at March 31, 2009	3.1910	3.2784	−	3.2012	3.4544

Fair value at March 31, 2009 in U.S. dollars				$(5.5)	$(8.1)

Buy EUR/Sell GBP:
Notional amount to buy (in EUR)	27.4	8.1	0.7	36.2	49.5
Average GBP to EUR contract rate	0.8120	0.8054	0.8120	0.8105	0.7992
Average GBP to EUR at March 31, 2009	0.9250	0.9252	0.9268	0.9251	0.9611

Fair value at March 31, 2009 in U.S. dollars				$5.9	$11.6

Buy GBP/Sell USD:
Notional amount to buy (in GBP)	1.5	1.6	1.4	4.5	4.9
Average USD to GBP contract rate	1.6686	1.6849	1.6735	1.6761	1.6774
Average USD to GBP at March 31, 2009	1.4335	1.4358	1.4344	1.4346	1.4467

Fair value at March 31, 2009 in U.S. dollars				$(1.1)	$(1.1)

Sell BRL/Buy USD:
Notional amount to buy (in USD)	10.0	−	−	10.0	10.0
Average BRL to USD contract rate	1.9409	−	−	1.9409	1.9409
Average BRL to USD at March 31, 2009	2.3573	−	−	2.3573	2.4403

Fair value at March 31, 2009 in U.S. dollars				$1.8	$2.0

Sell USD/Buy EUR:
Notional amount to sell (in USD)	90.6	24.6	−	115.2	117.8
Average USD to EUR contract rate	1.4562	1.4694	−	1.4590	1.5069
Average USD to EUR at March 31, 2009	1.3259	1.3280	−	1.3264	1.3929

Fair value at March 31, 2009 in U.S. dollars				$(10.4)	$(8.9)

Sell USD/Buy GBP:
Notional amount to sell (in USD)	90.0	37.8	2.3	130.1	156.1
Average USD to GBP contract rate	1.7850	1.8932	1.8721	1.8167	1.9155
Average USD to GBP at March 31, 2009	1.4335	1.4357	1.4352	1.4342	1.4498

Fair value at March 31, 2009 in U.S. dollars				$(27.3)	$(37.9)

Other Currencies:

Fair value at March 31, 2009 in U.S. dollars				$(0.7)	$(3.5)

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

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no material changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009.

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

The Company is currently identified as a potentially responsible party (PRP) with respect to three sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the CS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. Of the other two, one is believed to be a de minimis exposure and the other recently settled for a de minimis amount.  The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At March 31, 2009, the Company’s consolidated balance sheet included a noncurrent liability of approximately $6.5 million for environmental matters.

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

The Company has entered into a number of individual settlements and has settled a class action lawsuit. Twenty-one of the individual settlements were made in the form of agreements with homeowners that obligated the Company to reimburse them for any estimated decline in the value of their homes at time of sale due to potential buyers’ concerns over contamination or, in the case of some agreements, to purchase the property after an agreed marketing period. Three of these agreements have had no claims made under them yet. The Company has also settled ten other property claims by homeowners who have sold their properties. In addition, the Company has settled Valice v. Cameron Iron Works, Inc. (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), which was filed and settled as a class action. Pursuant to the settlement, the homeowners who remained part of the class are entitled to receive a cash payment of approximately 3% of the 2006 appraised value of their property or reimbursement of any diminution in value of their property due to contamination concerns at the time of any sale. To date, 72 homeowners have elected the cash payment.

Of the 258 properties included in the Valice class, there were 21 homeowners who opted out of the class settlement. Three suits were filed regarding this matter by non-settling homeowners. All three cases have now been resolved.  The remaining homeowners who opted out of the class action settlement have made claims that the contaminated underground water has reduced property values and are seeking recovery of alleged actual and exemplary damages for the alleged loss of property value.  These homeowners have retained legal counsel but have not yet filed suit.

One of the suits filed but now resolved involved a claim for bodily injury, which claim was dismissed by summary judgment.  The Company remains of the opinion that there is no health risk to area residents as a result of the contamination.

The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements, the class action settlement or other actions that have been or may be filed, will not have a material adverse effect on its financial position or results of operations. The Company’s consolidated balance sheet included a liability of $15.1 million for these matters as of March 31, 2009.

The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At March 31, 2009, the Company’s consolidated balance sheet included a liability of approximately $3.2 million for such cases, including estimated legal costs. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Regulatory Contingencies

In January 2007, the Company underwent a Pre-Assessment Survey as part of a Focused Assessment Audit initiated by the Regulatory Audit Division of the U.S. Customs and Border Protection, Department of Homeland Security.  The Pre-Assessment Survey resulted in a finding that the Company had deficiencies in its U.S. Customs compliance process and had underpaid customs duties.  The Company has taken corrective action and has closed out all matters regarding duties owed for import entries processed from September 29, 2001 through October 5, 2007.  The Company expects that the final assessment compliance period will encompass import activity during the second half of 2009.  The field work for the Focused Assessment Audit is expected to commence in the second quarter of 2010.

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

In addition, the U.S. Securities and Exchange Commission (SEC) is conducting an informal inquiry into the same matters currently under review by the DOJ. As part of this inquiry the SEC has requested that the Company provide to them the information and documents that have been requested by and are being provided to the DOJ. The Company is cooperating fully with the SEC, as it is doing with the DOJ, and is providing the requested materials. At this stage of the internal investigation, the Company cannot predict the ultimate outcome of either the internal investigation or the government inquiries. The Company has also undertaken an enhanced compliance training effort for its personnel, including foreign operations personnel dealing with customs clearance regulations, and hired a Chief Compliance Officer in September 2008 to oversee and direct all legal compliance matters for the Company.

Tax Contingencies

The Company has legal entities in over 35 countries, each of which has various tax filing requirements. The Company prepares its tax filings in a manner which it believes is consistent with such filing requirements; however, some of the tax laws and regulations to which the Company is subject require interpretation and/or judgment. Although the Company believes that the tax liabilities for periods ending on or before the balance sheet date have been adequately provided for in the financial statements, to the extent that a taxing authority believes that the Company has not prepared its tax filings in accordance with the authority’s interpretation of the tax laws/regulations, the Company could be exposed to additional taxes.

Item 1A. Risk Factors

The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 22 – 26 of this quarterly report on Form 10-Q is incorporated herein by reference.

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

Purchases pursuant to the 30,000,000-share Board authorization may be made by way of open market purchases, directly or indirectly, for the Company’s own account or through commercial banks or financial institutions and by the use of derivatives such as a sale or put on the Company’s common stock or by forward or economically equivalent transactions. Shares of common stock purchased and placed in treasury during the three months ended March 31, 2009 under the Board’s two authorization programs described above are as follows:

Period	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of all repurchase programs (a)	Maximum number of shares that may yet be purchased under all repurchase programs (b)

1/1/09 – 1/31/09	−	$	−	25,546,990	7,107,780
2/1/09 – 2/28/09	322,578		$20.49	25,869,568	6,785,202
3/1/09 – 3/31/09	25,100		$17.69	25,894,668	6,760,102
Total	347,678		$20.29	25,894,668	6,760,102

(a)	All share purchases during the three months ended March 31, 2009 were done through open market transactions.

(b)	As of March 31, 2009, there were no remaining shares available for purchase under the May 22, 2006 Board authorization.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

(a)	Information Not Previously Reported in a Report on Form 8-K

None

(b)	Material Changes to the Procedures by Which Security Holders May Recommend Board Nominees.

There have been no material changes to the procedures enumerated in the Company’s definitive proxy statement filed on Schedule 14A with the Securities and Exchange Commission on March 25, 2009 with respect to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits

Exhibit 31.1 –

Certification

Exhibit 31.2 –

Certification

Exhibit 32.1 –

Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2009	CAMERON INTERNATIONAL CORPORATION
(Registrant)

By: /s/ Charles M. Sledge
Charles M. Sledge
Senior Vice President and Chief Financial Officer and authorized to sign on behalf of the Registrant

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification

31.2	Certification

32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.