Form 10-Q
period 2009-07-29
CAMERON INTERNATIONAL CORP
filed 2009-08-06
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
Yes ☐ No ☑

Number of shares outstanding of issuer’s common stock as of July 31, 2009 was 219,852,605.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED RESULTS OF OPERATIONS
(dollars and shares in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008(1)	2009	2008(1)
	(unaudited)
REVENUES	$1,270,038	$1,480,633	$2,527,061	$2,819,887
COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization shown separately below)	840,784	1,063,245	1,684,442	2,028,603
Selling and administrative expenses	182,885	161,855	347,504	319,201
Depreciation and amortization	37,251	31,309	73,967	63,215
Interest income	(1,848)	(6,401)	(4,027)	(12,544)
Interest expense	26,619	12,181	51,159	22,492
Restructuring expense	10,864	−	33,180	−
Total costs and expenses	1,096,555	1,262,189	2,186,225	2,420,967
Income before income taxes	173,483	218,444	340,836	398,920
Income tax provision	(34,879)	(69,659)	(87,595)	(127,153)
Net income	$138,604	$148,785	$253,241	$271,767
Earnings per common share:
Basic	$0.64	$0.69	$1.17	$1.25
Diluted	$0.62	$0.64	$1.15	$1.17
Shares used in computing earnings per common share:
Basic	217,084	216,634	216,987	216,662
Diluted	221,852	233,107	220,904	231,800

(1)
Amounts have been retrospectively revised as a result of the adoption, effective January 1, 2009, of FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement).

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except shares and per share data)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash and cash equivalents	$1,537,658	$1,621,046
Receivables, net	895,367	950,362
Inventories, net	1,677,787	1,336,925
Other	214,716	148,110
Total current assets	4,325,528	4,056,443
Plant and equipment, net	1,008,643	931,647
Goodwill	727,164	709,217
Other assets	206,222	205,064
TOTAL ASSETS	$6,267,557	$5,902,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$205,756	$161,279
Accounts payable and accrued liabilities	1,849,157	1,854,384
Accrued income taxes	76,290	95,545
Total current liabilities	2,131,203	2,111,208
Long-term debt	1,225,894	1,218,627
Deferred income taxes	108,405	99,149
Other long-term liabilities	110,300	128,860
Total liabilities	3,575,802	3,557,844
Stockholders’ Equity:
Common stock, par value $.01 per share, 400,000,000 shares authorized, 236,316,946 shares issued at June 30, 2009 (236,316,873 shares issued at December 31, 2008)	2,363	2,363
Capital in excess of par value	1,263,159	1,254,593
Retained earnings	2,063,154	1,809,913
Accumulated other elements of comprehensive income	(6,813)	(84,218)
Less: Treasury stock, 19,051,961 shares at June 30, 2009 (19,424,120 shares at December 31, 2008)	(630,108)	(638,124)
Total stockholders’ equity	2,691,755	2,344,527
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,267,557	$5,902,371

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008(1)	2009	2008(1)
	(unaudited)		(unaudited)

Cash flows from operating activities:
Net income	$138,604	$148,785	$253,241	$271,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,552	24,202	54,015	47,465
Amortization	9,699	7,107	19,952	15,750
Non-cash stock compensation expense	8,203	5,961	15,953	15,956
Tax benefit of employee stock compensation plan transactions and deferred income taxes	(10,194)	1,457	(7,416)	(1,302)
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	85,368	(81,755)	82,965	(142,952)
Inventories	(105,265)	24,416	(293,114)	(18,560)
Accounts payable and accrued liabilities	(6,923)	60,070	(68,078)	29,381
Other assets and liabilities, net	(9,524)	14,760	(48,281)	31,875
Net cash provided by operating activities	137,520	205,003	9,237	249,380
Cash flows from investing activities:
Capital expenditures	(58,860)	(50,904)	(107,812)	(96,046)
Acquisitions, net of cash acquired	(23,177)	−	(23,177)	(57,512)
Proceeds from sale of plant and equipment	1,216	632	2,729	925
Net cash used for investing activities	(80,821)	(50,272)	(128,260)	(152,633)
Cash flows from financing activities:
Short-term loan borrowings (repayments), net	12,055	(90,187)	35,060	80,348
Issuance of long-term senior notes	−	747,922	−	747,922
Debt issuance costs	−	(5,550)	−	(5,550)
Purchase of treasury stock	−	(34,059)	(7,055)	(154,478)
Proceeds from stock option exercises, net of tax payments from stock compensation plan transactions	4,602	9,167	3,479	10,095
Excess tax benefits from employee stock compensation plan transactions	402	7,586	2,230	14,445
Principal payments on capital leases	(1,592)	(1,572)	(3,603)	(3,298)
Net cash provided by financing activities	15,467	633,307	30,111	689,484
Effect of translation on cash	23,471	1,717	5,524	7,970
Increase (decrease) in cash and cash equivalents	95,637	789,755	(83,388)	794,201
Cash and cash equivalents, beginning of period	1,442,021	744,362	1,621,046	739,916
Cash and cash equivalents, end of period	$1,537,658	$1,534,117	$1,537,658	$1,534,117

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

CAMERON INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited

Note 1: Basis of Presentation

The accompanying Unaudited Consolidated Condensed Financial Statements of Cameron International Corporation (the Company) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial information for the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Current Report on Form 8-K dated July 20, 2009, which reflects certain adjustments related to the Company’s accounting for its convertible debentures (see below) to the Audited Consolidated Financial Statements and Notes thereto filed by the Company on Form 10-K for the year ended December 31, 2008.

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

Certain prior period amounts have been retrospectively revised as a result of the adoption, effective January 1, 2009, of FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement) (FSP APB 14-1).  See Note 9 of the Notes to Consolidated Condensed Financial Statements for additional information.

Note 2: Recently Issued Accounting Pronouncements

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R) and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). There was no material impact on the Company’s financial statements as of January 1, 2009 as a result of adopting either statement, although it is anticipated that SFAS 141R will significantly affect the Company’s accounting for business combinations occurring on or after January 1, 2009.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) relating to financial assets and liabilities and other assets and liabilities carried at fair value on a recurring basis as required on January 1, 2008. As allowed by FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, the Company deferred the adoption of SFAS 157 with respect to all remaining nonfinancial assets and liabilities until January 1, 2009. There was no impact on the Company’s financial statements at the time of adoption of the remaining provisions of SFAS 157 as required on January 1, 2009; however, the Company does expect that this new standard will impact certain aspects of its accounting for business combinations occurring on or after January 1, 2009, including the determination of fair values assigned to certain purchased assets and liabilities.

In April 2009, the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1).  FSP FAS 107-1 amends Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107) to require disclosures about fair value of financial instruments in interim reporting periods.  Such disclosures were previously required only in annual financial statements.  The Company adopted the provisions of FSP FAS 107-1 for the quarter ended June 30, 2009.  Because FSP FAS 107-1 applies only to financial statement disclosures, the adoption did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009.  The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.  The Company has evaluated subsequent events through August 6, 2009, which is the date these financial statements were filed with the U.S. Securities and Exchange Commission.

Note 3: Acquisitions

On June 1, 2009, the Company entered into an Agreement and Plan of Merger (Agreement) with NATCO Group, Inc. (NATCO). The Agreement provides that Cameron will acquire all of the issued and outstanding shares of common stock of NATCO by exchanging with the NATCO stockholders 1.185 shares of Cameron common stock for each share of NATCO common stock owned. The merger, which is expected to close by the end of the third quarter or during the fourth quarter of 2009, is subject to certain regulatory approvals, the approval of NATCO stockholders and certain other conditions.  The Company expects to incorporate NATCO into its DPS segment upon completion of the merger.

During the second quarter of 2009, the Company acquired the assets or capital stock of two businesses for a total cash purchase price of $23,177,000.  These businesses were acquired to enhance the Company’s product offerings or aftermarket services in the Drilling & Production Systems (DPS) and Valves & Measurement (V&M) segments.  The two acquisitions were included in the Company’s consolidated condensed financial statements for the period subsequent to the acquisition. Preliminary goodwill recorded as a result of these acquisitions totaled approximately $14,540,000 at June 30, 2009, approximately $2,744,000 of which will be deductible for income tax purposes.  The Company is still awaiting significant information relating to the fair value of the assets and liabilities of the acquired businesses in order to finalize the purchase price allocations.

Note 4: Restructuring Expense

Included in operating results for the three- and six-month periods ended June 30, 2009 are employee severance and related benefits and certain other costs primarily associated with workforce reductions, totaling approximately $10,864,000 and $33,180,000, respectively.

Note 5: Receivables

Receivables consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Trade receivables	$848,651	$897,453
Other receivables	68,813	62,557
Allowance for doubtful accounts	(22,097)	(9,648)
Total receivables	$895,367	$950,362

Note 6: Inventories

Inventories consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$147,147	$126,649
Work-in-process	499,711	403,791
Finished goods, including parts and subassemblies	1,195,953	931,168
Other	11,355	10,197
	1,854,166	1,471,805
Excess of current standard costs over LIFO costs	(109,019)	(85,240)
Allowances	(67,360)	(49,640)
Total inventories	$1,677,787	$1,336,925

Note 7: Plant and Equipment and Goodwill

Plant and equipment consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Plant and equipment, at cost	$1,905,211	$1,766,646
Accumulated depreciation	(896,568)	(834,999)
Total plant and equipment	$1,008,643	$931,647

Changes in goodwill during the six months ended June 30, 2009 were as follows (in thousands):

Balance at December 31, 2008	$709,217
Changes primarily associated with acquisitions and adjustments to prior period purchase price allocations	6,274
Translation and other	11,673
Balance at June 30, 2009	$727,164

Note 8: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Trade accounts payable and accruals	$417,474	$525,507
Salaries, wages and related fringe benefits	135,928	164,411
Advances from customers	995,161	855,872
Sales-related costs and provisions	68,723	85,565
Payroll and other taxes	42,523	39,409
Product warranty	41,046	33,551
Fair market value of derivatives	15,496	35,715
Other	132,806	114,354
Total accounts payable and accrued liabilities	$1,849,157	$1,854,384

 Activity during the six months ended June 30, 2009 associated with the Company’s product warranty accruals was as follows (in thousands):

Balance December 31, 2008	Net warranty provisions	Charges against accrual	Translation and other	Balance June 30, 2009
$33,551	20,018	(11,872)	(651)	$41,046

Note 9: Debt

The Company’s debt obligations were as follows (in thousands):

	June 30, 2009	December 31, 2008
Short-term borrowings under revolving credit facility	$33,133	$14,482
Senior notes, net of $1,978 of unamortized original issue discount at June 30, 2009 ($2,028 at December 31, 2008)	748,022	747,972
1.5% convertible debentures, net of $0 of conversion option discount at June 30, 2009 ($785 at December 31, 2008)	131,104	130,324
2.5% convertible debentures, net of $30,372 of conversion option discount at June 30, 2009 ($37,758 at December 31, 2008)	469,628	462,242
Other debt	35,898	10,941
Obligations under capital leases	13,865	13,945
	1,431,650	1,379,906
Current maturities	(205,756)	(161,279)
Long-term portion	$1,225,894	$1,218,627

Effective January 1, 2009, the Company adopted FSP APB 14-1, which revises the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  FSP APB 14-1 requires issuers of convertible debt instruments within its scope to separately account for the liability and equity components of the instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized.  FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the issuer’s consolidated results of operations.  The Company was required to apply this new standard to its 1.5% convertible debentures issued in 2004 and due in 2024 (1.5% Convertible Debentures) and its 2.5% convertible debentures issued in 2006 and due in 2026 (2.5% Convertible Debentures).

The bifurcation of the instruments was based on estimated market borrowing rates of 4.85% and 5.9%, respectively, for non-convertible debt instruments similar to the 1.5% and 2.5% Convertible Debentures.  The discount assigned to the convertible debentures in order to result in interest expense equal to the nonconvertible debt borrowing rates mentioned above is being accreted to interest expense over an estimated five-year life of the convertible debentures.  The estimated life is consistent with an option in the debentures allowing holders to require the Company to repurchase the debentures in whole or in part for principal plus accrued and unpaid interest five years following the date of issuance.  Accordingly, as a result of the adoption of FSP APB 14-1, interest expense for the three- and six-month periods ended June 30, 2009 increased by $4,025,000 and $8,171,000, respectively.  The Company has also retrospectively revised certain amounts included in these financial statements for the three- and six-month periods ended June 30, 2008 as follows:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Increase in interest expense	$5,014	$10,336
Decrease in net income	3,166	6,527
Decrease in basic earnings per share	0.01	0.03
Decrease in diluted earnings per share	0.01	0.03

Approximately $65,802,000 has been included in capital in excess of par value on the Company’s Consolidated Condensed Balance Sheets at both June 30, 2009 and December 31, 2008 related to the conversion value of the Company’s 1.5% and 2.5% Convertible Debentures.

On June 18, 2009, the Company notified the holders of its 1.5% Convertible Debentures that it would exercise its right to redeem for cash all of the outstanding notes on July 20, 2009 at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest up to, but not including the redemption date.  As of August 4, 2009, all of the 1.5% Convertible Debentures were either converted by the holders or redeemed by the Company.  Approximately 3,156,818 shares of common stock were issued to holders of the 1.5% Convertible Debentures who elected the conversion option in recognition of the conversion value of those debentures through August 4, 2009.

The carrying value of the 2.5% Convertible Debentures, totaling $469,628,000, has been classified as long-term debt in the June 30, 2009 Consolidated Condensed Balance Sheet as these debentures are not redeemable by holders until June 2011. At June 30, 2009, the conversion value of the 2.5% Convertible Debentures did not exceed the principal amount of the debentures.

At June 30, 2009, the Company had borrowings outstanding totaling £20,000,000, under its revolving credit facility at an interest rate of 0.97% with a maturity date of July 19, 2009.  Other debt, totaling $35,898,000 at June 30, 2009 consists primarily of short-term borrowings at certain other international locations.

At June 30, 2009, the fair value of the Company’s fixed-rate debt (based on level 1 quoted market rates) was approximately $1,476,402,000 as compared to $1,381,104,000 principal amount of the debt.  The carrying value of all other financial instruments are considered to be representative of their respective fair values.

Note 10: Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2009 was 20.1% and 25.7%, respectively.   The effective tax rate is the result of an annual estimated effective tax rate of 27% reduced by $5,969,000 and $4,440,000 for the three and six months ended June 30, 2009, respectively, primarily related to settlements with tax authorities partially offset by unrecognized benefits of certain tax positions.

Note 11: Employee Benefit Plans

Total net benefit (income) expense associated with the Company’s defined benefit pension plans consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$559	$1,607	$1,118	$3,214
Interest cost	2,939	4,466	5,878	8,932
Expected return on plan assets	(3,199)	(5,944)	(6,398)	(11,888)
Amortization of prior service cost (credits)	2	(96)	4	(192)
Amortization of losses and other	1,355	2,500	2,710	5,000
Total net benefit expense	$1,656	$2,533	$3,312	$5,066

Total net benefit (income) expense associated with the Company’s postretirement benefit plans consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$2	$1	$4	$2
Interest cost	128	269	256	538
Amortization of prior service credits	(223)	(96)	(446)	(192)
Amortization of gains and other	(479)	(371)	(958)	(742)
Total net benefit income	$(572)	$(197)	$(1,144)	$(394)

Note 12: Business Segments

The Company’s operations are organized into three separate business segments – DPS, V&M and Compression Systems (CS). Summary financial data by segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008 (as revised)	2009	2008 (as revised)
Revenues:
DPS	$862,365	$951,808	$1,667,622	$1,816,626
V&M	271,781	366,917	587,919	711,418
CS	135,892	161,908	271,520	291,843
	$1,270,038	$1,480,633	$2,527,061	$2,819,887

Income (loss) before income taxes:
DPS	$172,655	$153,147	$336,858	$282,171
V&M	43,837	70,836	103,542	137,050
CS	22,001	25,732	38,356	44,421
Corporate & other	(65,010)	(31,271)	(137,920)	(64,722)
	$173,483	$218,444	$340,836	$398,920

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

Note 13: Earnings Per Share

The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008 (as revised)	2009	2008 (as revised)

Net income	$138,604	$148,785	$253,241	$271,767

Average shares outstanding (basic)	217,084	216,634	216,987	216,662
Common stock equivalents	1,909	2,915	1,717	2,930
Incremental shares from assumed conversion of convertible debentures	2,859	13,558	2,200	12,208
Diluted shares	221,852	233,107	220,904	231,800

Basic earnings per share	$0.64	$0.69	$1.17	$1.25
Diluted earnings per share	$0.62	$0.64	$1.15	$1.17

The Company’s 1.5% Convertible Debentures have been included in the calculation of diluted earnings per share for the three and six months ended June 30, 2009 and 2008, since the average market price of the Company’s common stock exceeded the conversion value of the debentures during both periods.  The Company’s 2.5% Convertible Debentures have been included in the calculation of diluted earnings per share for the three and six months ended June 30, 2008 for the same reason.  The 2.5% Convertible Debentures have not been included in the calculation of diluted earnings per share for the three and six months ended June 30, 2009, as the conversion price of the debentures was in excess of the average market price of the Company’s common stock during the period. During the six-month period ended June 30, 2009, the Company acquired 347,678 treasury shares at an average cost of $20.29 per share.  No treasury shares were acquired during the three-months ended June 30, 2009.  A total of 312,825 and 719,837 treasury shares were issued during the three- and six-month periods ended June 30, 2009, respectively, in satisfaction of stock option exercises and vesting of restricted stock units.

Note 14: Comprehensive Income

The amounts of comprehensive income for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008 (as revised)	2009	2008 (as revised)
Net income per Consolidated Condensed Results of Operations	$138,604	$148,785	$253,241	$271,767
Foreign currency translation gain (loss) (1)	102,887	9,938	57,040	51,824
Amortization of net prior service credits related to the Company’s pension and postretirement benefit plans, net of tax	(139)	(119)	(279)	(237)
Amortization of net actuarial losses related to the Company’s pension and postretirement benefit plans, net of tax	552	1,315	1,104	2,629
Change in fair value of derivatives accounted for as cash flow hedges, net of tax	23,619	881	19,540	268
Comprehensive income	$265,523	$160,800	$330,646	$326,251

(1)	The “Foreign currency translation gain (loss)” relates primarily to the Company’s operations in Malaysia, Canada, Luxembourg, France, Germany, Italy, Ireland and the United Kingdom.

The components of accumulated other elements of comprehensive income at June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30, 2009	December 31, 2008
Accumulated foreign currency translation gain (loss)	$51,967	$(5,073)
Prior service credits, net, related to the Company’s pension and postretirement benefit plans, net of tax	3,357	3,636
Actuarial losses, net, related to the Company’s pension and postretirement benefit plans, net of tax	(41,620)	(42,724)
Change in fair value of derivatives accounted for as cash flow hedges, net of tax(1)	(20,517)	(40,057)
Accumulated other elements of comprehensive income	$(6,813)	$(84,218)

(1)	Approximately $13,607,000 (after tax) of accumulated other elements of comprehensive loss is expected to be recognized in earnings during the twelve-month period ending June 30, 2010.

Note 15: Contingencies

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

The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas.  Changes in the groundwater flow pattern in the southeast corridor of the Houston project prompted the Company to take additional proactive remedial measures in order to protect the environment and avoid new areas of contamination.  Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At June 30, 2009, the Company’s consolidated balance sheet included a noncurrent liability of approximately $7,025,000 for environmental matters.

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

The Company has entered into a number of individual settlements and has settled a class action lawsuit. Twenty-one of the individual settlements were made in the form of agreements with homeowners that obligated the Company to reimburse them for any estimated decline in the value of their homes at time of sale due to potential buyers’ concerns over contamination or, in the case of some agreements, to purchase the property after an agreed marketing period. Three of these agreements have had no claims made under them yet. The Company has also settled ten other property claims by homeowners who have sold their properties. In addition, the Company has settled Valice v. Cameron Iron Works, Inc. (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), which was filed and settled as a class action. Pursuant to the settlement, the homeowners who remained part of the class are entitled to receive a cash payment of approximately 3% of the 2006 appraised value of their property or reimbursement of any diminution in value of their property due to contamination concerns at the time of any sale. To date, 74 homeowners have elected the cash payment.

Of the 258 properties included in the Valice class, there were 21 homeowners who opted out of the class settlement.  Agreement has been reached with all homeowners who opted out, including those who filed suits, and their claims for diminution of property value have been resolved.  While one suit that was filed relating to this matter included a claim for bodily injury, Cameron was granted summary judgment on the claim.  The Company is of the opinion that there is no health risk to area residents.  Recent testing results of monitoring wells on the southeastern border of the plume have caused the Company to notify homeowners who were not in the Valice class that their property may be affected.  Only one such homeowner has made a claim for property value diminution and that claim has been resolved.  The Company is taking remedial measures to prevent additional properties from being affected.

The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements, the class action settlement or other actions that have been or may be filed, with respect to this underground water contamination, will not have a material adverse effect on its financial position or results of operations. The Company’s consolidated balance sheet included a liability of approximately $15,097,000 for these matters as of June 30, 2009.

The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At June 30, 2009, the Company’s consolidated balance sheet included a liability of approximately $3,489,000 for such cases, including estimated legal costs. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

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

In July 2007, the Company was one of a number of companies to receive a letter from the Criminal Division of the U.S. Department of Justice (DOJ) requesting information on their use of a customs clearance broker. The DOJ is inquiring into whether certain of the services provided to the Company by the customs clearance broker may have involved violations of the U.S. Foreign Corrupt Practices Act (FCPA).  In response, the Company engaged special counsel reporting to the Audit Committee of the Board of Directors to conduct an investigation into its dealings with the customs clearance broker in Nigeria and Angola to determine if any payment made to or by the customs clearance broker on the Company’s behalf constituted a violation of the FCPA. To date, the special counsel has found that the Company utilized certain services in Nigeria offered by the customs clearance broker that appear to be similar to services that have been under review by the DOJ. Special counsel is reviewing these and other services and activities, such as immigration matters and importation permitting, in Nigeria to determine whether they were conducted in compliance with all applicable laws and regulations. Special counsel is also reviewing the extent, if any, of the Company’s knowledge, and its involvement in the performance, of these services and activities and whether the Company fulfilled its obligations under the FCPA.

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

Tax Contingencies

The Company has legal entities in over 35 countries, each of which has various tax filing requirements.  The Company prepares its tax filings in a manner which it believes is consistent with such filing requirements; however, some of the tax laws and regulations to which the Company is subject require interpretation and/or judgment. Although the Company believes that the tax liabilities for periods ending on or before the balance sheet date have been adequately provided for in the financial statements, to the extent that a taxing authority believes that the Company has not prepared its tax filings in accordance with the authority’s interpretation of the tax laws or regulations, the Company could be exposed to additional taxes.

Note 16: Financial and Derivative Instruments and Hedging Activities

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

In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into forward foreign currency exchange contracts to hedge specific large anticipated receipts or disbursements in currencies for which the Company does not traditionally have fully offsetting local currency expenditures or receipts. The Company was party to a number of long-term foreign currency forward contracts at June 30, 2009, some of which extend through 2011. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling, valve or other equipment contracts involving the Company’s United States operations and its wholly-owned subsidiaries in Brazil, France, Italy, Mexico, Romania, Singapore and the United Kingdom. The Company determines the fair value of its outstanding foreign currency forward contracts based on quoted exchange rates for the respective currencies applicable to similar instruments.  These quoted exchange rates are considered to be Level 2 observable market inputs as defined in SFAS 157.  Information relating to the contracts, which have been accounted for as cash flow hedges as of June 30, 2009 follows:

Total net volume bought (sold) by notional currency on open derivative contracts at June 30, 2009 was as follows (in thousands):

Notional currency in:	Volume

NOK	8,663
GBP	4,298
EUR	3,940
SGD	2,160
MYR	1,110
USD	(185,467)

The fair value of derivative financial instruments recorded in the Company’s Consolidated Condensed Balance Sheet at June 30, 2009 is as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivatives designated as hedging instruments under Statement 133:
Foreign exchange contracts	Current assets Non-current assets	$4,742 −	Current liabilities Non-current liabilities	$ (15,496) (1,596)
		4,742		(17,092)

Derivatives not designated as hedging instruments under Statement 133:
Foreign exchange contracts	Current assets Non-current assets	154 −	Current liabilities Non-current liabilities	− −
		154		−
Total Derivatives		$4,896		$ (17,092)

The effects of derivative financial instruments on the Company’s consolidated condensed financial statements for the three months ended June 30, 2009 were as follows (in thousands):

	Effective Portion			Ineffective Portion and Other
Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Foreign exchange contracts	$22,526	Revenues	$(7,653)	Cost of goods sold-ineffective portion	$1,782
		Cost of goods sold	(646)
		Depreciation expense	(26)
Total	$22,526		$(8,325)		$1,782

The effects of derivative financial instruments on the Company’s consolidated condensed financial statements for the six months ended June 30, 2009 were as follows (in thousands):

	Effective Portion			Ineffective Portion and Other
Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Foreign exchange contracts	$14,546	Revenues	$(14,961)	Cost of goods sold-ineffective portion	$1,685
		Cost of goods sold	(2,766)
		Depreciation expense	(75)
Total	$14,546		$(17,802)		$1,685

Approximately $239,000 was recognized as a reduction in cost of goods sold during the three- and six-months ended June 30, 2009 relating to derivatives which were not designated as hedging instruments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical data contained herein, this document includes “forward-looking statements” regarding future market strength, order levels, revenues and earnings of the Company, as well as expectations regarding cash flows and future capital spending made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from those described in forward-looking statements.  These statements are based on current expectations of the Company’s performance and are subject to a variety of factors, some of which are not under the control of the Company, which can affect the Company’s results of operations, liquidity or financial condition.  Such factors may include overall demand for, and pricing of, the Company’s products; the size and timing of orders; the Company’s ability to successfully execute large subsea and drilling systems projects it has been awarded; the Company’s ability to convert backlog into revenues on a timely and profitable basis; changes in the price of (and demand for) oil and gas in both domestic and international markets; raw material costs and availability; political and social issues affecting the countries in which the Company does business; fluctuations in currency markets worldwide; and variations in global economic activity.  In particular, current and projected oil and gas prices historically have generally directly affected customers’ spending levels and their related purchases of the Company’s products and services.  Additionally, changes in oil and gas price expectations may impact the Company’s financial results due to changes it may make in its cost structure, staffing or spending levels based on these expectations.  Finally, results could be affected by the following factors related to the proposed acquisition of NATCO:  the ability to satisfy the closing conditions of the transaction, including obtaining regulatory approvals for the transaction and the approval of the merger agreement by the NATCO stockholders; the timing of the satisfaction of the required approvals; the risk that the businesses will not be integrated successfully; the risk that the cost savings and any other synergies from the transaction may not be fully realized or may take longer to realize than expected; disruption from the transaction making it more difficult to maintain relationships with customers, employees or suppliers; the impact of other acquisitions that Cameron or NATCO have made or may make before the transaction; and competition and its effect on pricing.  See additional factors discussed in “Factors That May Affect Financial Condition and Future Results” contained herein.

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

SECOND QUARTER 2009 COMPARED TO SECOND QUARTER 2008

Consolidated Results -

The Company’s net income for the second quarter of 2009 totaled $138.6 million, or $0.62 per diluted share, compared to $148.8 million, or $0.64 per diluted share, for the second quarter of 2008.  The Company’s consolidated condensed results of operations for the three months ended June 30, 2008 and the consolidated condensed balance sheet as of December 31, 2008 have been retrospectively revised to reflect the adoption of FASB Staff Position APB 14-1 (FSP APB 14-1), effective January 1, 2009.  FSP APB 14-1 was issued by the Financial Accounting Standards Board in May 2008 to clarify the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements).  The FSP requires issuers of these instruments to separately account for the related liability and equity components in a manner that will reflect an issuer’s nonconvertible debt borrowing rate in its reported interest expense.  Retrospective revision of the financial statements for prior periods is required under FSP APB 14-1.  As a result of the adoption of this new standard, the Company’s consolidated net income for the second quarter of 2008 has been retrospectively revised from $152.0 million, or $0.65 per diluted share, as previously reported, to $148.8 million, or $0.64 per diluted share.

Included in operating results for the second quarter of 2009 were employee severance, related benefit and certain other costs totaling $10.9 million, or $0.03 per diluted share, associated primarily with workforce reductions during this period.

Revenues

Revenues for the second quarter of 2009 totaled $1.3 billion, a decrease of $210.6 million, or 14.2%, from $1.5 billion for the second quarter of 2008.  Drilling & Production Systems (DPS) segment revenues declined 9.4% as a result of weakness in all product lines except drilling.  Valves & Measurement (V&M) segment revenues were down 25.9%, largely reflecting lower activity levels in the U.S., Canadian and U.K. markets while Compression Systems (CS) segment revenues decreased 16.1%, mainly as a result of lower shipments of Ajax units and plant air machines due to lower natural gas prices and weakness in the industrial markets.  Included in consolidated revenues for the second quarter of 2009 were $4.6 million of fees associated with cancellation of existing orders.

During the second quarter of 2009, nearly 60% of the Company’s revenue was reflected in entities with functional currencies other than the U.S. dollar.  In translating these entities’ functional currency income statements to U.S. dollars for consolidation purposes, an increase in the value of the U.S. dollar compared to the applicable functional currency will result in a lower amount of U.S. dollar revenues and costs for the same amount of functional currency revenues and costs.  Nearly one-fourth of the net reduction in consolidated revenue during the second quarter of 2009 as compared to the same period in 2008 was due to the stronger U.S. dollar against these other foreign currencies, partially offset by approximately $16.2 million in incremental revenues generated by businesses acquired since the second quarter of 2008.

Costs and Expenses

Cost of sales (exclusive of depreciation and amortization) for the second quarter of 2009 totaled $840.8 million, a decrease of $222.5 million, or 20.9%, from $1.1 billion for the second quarter of 2008.  Cost of sales as a percent of revenues decreased from 71.8% for the three months ended June 30, 2008 to 66.2% for the three months ended June 30, 2009.  References to margins in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to Revenues minus Cost of Sales (exclusive of depreciation and amortization) as shown separately on the Company’s Consolidated Condensed Results of Operations statement for the three- and six-month periods ended June 30, 2009 and 2008.  The decrease in the ratio of cost of sales to revenues was attributable primarily to (i)  a 4.3 percentage-point decline in the ratio related to the DPS segment primarily as a result of higher margins on drilling and subsea equipment sales, (ii) a sales mix shift away from higher cost V&M segment products (a 2.6 percentage-point decrease in the ratio of cost of sales to revenues) and (iii) improved new product margins in the CS segment (resulting in an approximate 0.6 percentage-point decrease in the ratio).  These declines were partially offset by (i) a higher loss on transactions denominated in currencies other than functional currency (resulting in an approximate 1.3 percentage-point increase in the ratio) and (ii) a 0.7 percentage-point increase in the ratio due to higher provisions for inventory obsolescence and warranty costs.

Selling and administrative expenses for the three months ended June 30, 2009 were $182.9 million as compared to $161.9 million for the three months ended June 30, 2008, an increase of $21.0 million, or 13.0%.  As a percentage of revenues, selling and administrative costs increased from 10.9% for the second quarter of 2008 to 14.4% for the second quarter of 2009.  Absent the effects of a stronger U.S. dollar and newly acquired businesses as described above, selling and administrative costs increased nearly 18% as compared to the same quarter in the prior year.  The increase was mainly attributable to (i) a $7.5 million write-down related to a receivable associated with the 2006 sale of the Company’s interest in its Iranian joint venture, (ii) provisions taken in the second quarter of 2009 totaling approximately $6.4 million relating to uncertainties regarding collection of receivables, (iii) higher non-cash stock compensation expense of $2.2 million and (iv) the absence in the second quarter of 2009 of a $2.4 million credit recorded in the second quarter of 2008 relating to settlement of an international non-income tax related dispute.  The remaining increase is mostly due to the effects of higher headcount and employee-related costs and other discretionary spending, primarily in the DPS segment’s subsea business.

Depreciation and amortization expense for the second quarter of 2009 was $37.3 million, an increase of nearly $6.0 million, or 19.0%, from $31.3 million for the second quarter of 2008.  The increase was primarily the result of an increase of $3.3 million in depreciation expense associated with a higher level of capital spending in recent periods for new machinery and equipment, as well as a $2.6 million increase in amortization related to spending on the Company’s enterprise-wide information technology assets and for other acquired intangible assets.

Interest income totaled $1.8 million for the three months ended June 30, 2009 compared to $6.4 million for the three months ended June 30, 2008.  The decrease was due primarily to lower short-term interest rates during the second quarter of 2009 as compared to the second quarter of 2008.

Interest expense was $26.6 million for the three months ended June 30, 2009 compared to $12.2 million for the three months ended June 30, 2008, an increase of $14.4 million.  Interest expense for the second quarter of 2008 has been retrospectively revised from $7.2 million to $12.2 million to reflect the adoption of FSP APB 14-1 described above.  Interest expense during the second quarter of 2009 relating to the adoption of FSP APB 14-1 totaled $4.0 million.  The primary reason for the increase in interest expense was due to $12.2 million of additional interest associated with the issuance of $450.0 million of 6.375% senior notes and $300.0 million of 7.0% senior notes in June 2008.

The income tax provision for the second quarter of 2009 was $34.9 million compared to $69.7 million for the second quarter of 2008.  The effective tax rates during the second quarter of 2009 and 2008 were 20.1% and 31.9%, respectively.  The effective tax rate for the second quarter of 2009 is lower than the comparable previous period primarily as a result of two items which have lowered the current quarter tax provision (i) a lowering of the annual estimated effective tax rate to 27% as a result of changes in the Company’s international structure implemented in the second quarter of 2009 and (ii) a net reduction in reserves for uncertain tax positions of $6.0 million primarily related to settlements with tax authorities partially offset by unrecognized benefits of certain tax positions.  The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

Revenues and income before income taxes for the DPS, V&M and CS segments are discussed in more detail below.

Segment Results -

DPS Segment

	Quarter Ended June 30,		Increase (Decrease)
(dollars in millions)	2009	2008	$	%
Revenues	$862.4	$951.8	$(89.4)	(9.4)%
Income before income taxes	$172.7	$153.1	$19.6	12.7%

DPS segment revenues for the second quarter of 2009 totaled $862.4 million, a decrease of $89.4 million, or 9.4%, from $951.8 million for the second quarter of 2008.  Nearly 40% of the decrease was attributable to the effects of a stronger U.S. dollar against certain other foreign currencies for the same reasons as mentioned under “Consolidated Results – Revenues” above, partially offset by the incremental impact of revenues generated from businesses acquired since the second quarter of 2008.  Absent the effects of a stronger U.S. dollar and newly acquired businesses, the remaining decrease was the result of a nearly 13% decline in surface equipment sales, a 7% decrease in subsea equipment sales and a 10% reduction in sales of oil, gas and water separation applications, partially offset by an 8% increase in drilling equipment sales.  A decline in surface equipment sales due to lower project activity in the Eastern European, African and Caspian Sea regions and lower activity levels in North America more than offset higher demand for this product line in Latin America, primarily Mexico. The decrease in subsea equipment sales was mostly due to a lower level of shipments and activity relating to major projects offshore West Africa.   Revenues associated with oil, gas and water separation applications were down in the second quarter of 2009 as compared to the same period last year due to lower beginning backlog levels and lower project activity in the current year.  Partially offsetting the declines noted above was higher demand in the drilling product line for land blowout preventers and related equipment as well as spares and aftermarket repair activity, which more than offset a decrease in deliveries and activity levels associated with deepwater rig construction projects.

Income before income taxes totaled $172.7 million for the three months ended June 30, 2009 compared to $153.1 million for the three months ended June 30, 2008, an increase of $19.6 million, or 12.7%.  Cost of sales as a percent of revenues decreased from 74.3% in the second quarter of 2008 to 66.2% in the second quarter of 2009.  The decrease in the ratio of cost of sales to revenues was due primarily to (i) the impact of higher margins on deepwater drilling projects as a result of changes in estimates of project costs as well as a higher proportion of sales of higher-margin drilling projects in the second quarter of 2009 as compared to the second quarter of 2008 (approximately a 4.9 percentage-point decrease) and (ii) an improvement in margins on large subsea projects as well as a mix change to a lower proportion of sales of subsea projects which carry a higher cost of sales-to-revenue ratio than the segment’s other base businesses (approximately a 3.6 percentage-point decrease in the ratio).

Selling and administrative expenses for the second quarter of 2009 totaled $98.8 million, an increase of $24.1 million, or 32.1%, from $74.7 million during the comparable period of 2008.  Absent the effects of a stronger U.S. dollar and newly acquired businesses as described above, selling and administrative costs increased nearly 41% as compared to the second quarter in the prior year.  The increase was mainly attributable to (i) a $7.5 million write-down related to a receivable associated with the 2006 sale of the Company’s interest in its Iranian joint venture, (ii) a $5.9 million increase in the reserve for doubtful accounts and (iii) the absence in the second quarter of 2009 of a $2.4 million credit recorded in the second quarter of 2008 relating to settlement of an international non-income tax related dispute. The remaining increase is mostly due to the effects of higher headcount and employee-related costs and other discretionary spending in the subsea business.

Depreciation and amortization increased $4.1 million, from $16.3 million for the three months ended June 30, 2008 to $20.4 million for the three months ended June 30, 2009.  Nearly one-third of the increase was due to the effects of newly acquired businesses with the remaining increase primarily the result of higher depreciation expense associated with increased levels of capital spending in periods prior to the second quarter of 2009.

V&M Segment

	Quarter Ended June 30,		Decrease
(dollars in millions)	2009	2008	$	%
Revenues	$271.8	$366.9	$(95.1)	(25.9)%
Income before income taxes	$43.8	$70.8	$(27.0)	(38.1)%

Revenues for the V&M segment for the second quarter of 2009 totaled $271.8 million as compared to $366.9 million in the second quarter of 2008, a decline of $95.1 million, or 25.9%.  Nearly 14% of the decrease was attributable to the effects of a stronger U.S. dollar against certain other foreign currencies for the same reasons as mentioned under “Consolidated Results – Revenues” above, partially offset by the incremental impact of revenues generated from businesses acquired since the second quarter of 2008.  Absent the effects of a stronger U.S. dollar and newly acquired businesses, a decrease in sales of engineered and distributed valves and of measurement products due largely to the impact of a decrease in market activity in the United States, Canada and the United Kingdom accounted for almost 90% of the remaining sales decline.  Revenues from the segment’s process valves and aftermarket product lines were mostly flat or down slightly during the second quarter of 2009 as compared to the second quarter of 2008, also mainly due to weaker U.S. market conditions.

Income before income taxes totaled $43.8 million for the second quarter of 2009, a decrease of $27.0 million, or 38.1%, compared to $70.8 million for the second quarter of 2008.  Cost of sales as a percent of revenues was flat between the second quarters of 2009 and 2008 at 66.0% for both periods.  Better pricing and sourcing of materials for distributed products and a shift in mix away from higher cost distributor product sales to other lower cost product lines during the second quarter of 2009 as compared to the second quarter of 2008 resulted in a reduction in the ratio of cost of sales to revenues of approximately 4.9 percentage-points.  This reduction was completely offset by (i)  a mix shift to a higher percentage of sales of engineered and process valves and aftermarket parts and services which increased the ratio of cost of sales to revenues during the second quarter of 2009 as compared to the second quarter of 2008 by approximately 2.5 percentage-points (ii) a higher loss on transactions denominated in currencies other than functional currency (resulting in an approximate 1.2 percentage-point increase in the ratio), (iii) higher warranty and inventory obsolescence provisions (approximately a 0.6 percentage-point increase in the ratio) and (iv) the impact of indirect production and overhead costs in relation to a declining revenue base (approximately a 0.5 percentage-point increase in the ratio).

Selling and administrative expenses for the second quarter of 2009 were $39.9 million, a decrease of $6.2 million, or 13.4%, as compared to $46.1 million in the second quarter of 2008.  Nearly one-third of the decrease was attributable to the effects of a stronger U.S. dollar against certain other foreign currencies as described above, partially offset by the impact of costs incurred by newly acquired businesses.  The remaining decrease was largely attributable to efforts taken in recent periods to reduce employee related costs and other discretionary spending.

Depreciation and amortization increased $0.9 million from $7.8 million in the second quarter of 2008 to $8.7 million in the second quarter of 2009.  The increase was due largely to higher capital spending in periods prior to the second quarter of 2009.

CS Segment

	Quarter Ended June 30,		Decrease
(dollars in millions)	2009	2008	$	%
Revenues	$135.9	$161.9	$(26.0)	(16.1)%
Income before income taxes	$22.0	$25.7	$(3.7)	(14.5)%

CS segment revenues for the three months ended June 30, 2009 totaled $135.9 million, a decrease of $26.0 million, or 16.1%, from $161.9 million for the three months ended June 30, 2008. Sales of reciprocating equipment were down 19% in the second quarter of 2009 as compared to the second quarter of 2008, accounting for over 57% of the decline in segment revenues.   The decrease in reciprocating equipment sales was primarily due to a 35% decline in sales of Ajax units, primarily to U.S.-based lease fleet operators, and a 13% reduction in aftermarket revenues reflecting weaker market conditions in North America.  The majority of the decrease in the centrifugal compression equipment product line was due to a 45% decrease in shipments of plant air machines and an 11% decline in sales of aftermarket parts and repair services.  The decline in shipments of plant air machines was largely attributable to the absence in the second quarter of 2009 of several multi-unit shipments that had occurred in the second quarter of 2008 to customers in Russia, China and Latin America, as well as overall weakness in the industrial markets.

Income before income taxes for the CS segment totaled $22.0 million for the second quarter of 2009 compared to $25.7 million for the second quarter of 2008, a decrease of $3.7 million, or 14.5%. Cost of sales as a percent of revenues declined from 69.2% in the second quarter of 2008 to 66.7% for the same period in 2009.  The decline in the ratio of cost of sales to revenues was due primarily to a mix shift mainly to higher sales of higher-margin Ajax and Plant Air equipment and Engineered Air and Gas units, along with improved product pricing (resulting in an approximate 4.5 percentage-point decrease in the cost of sales to revenue ratio). This impact was partially offset by (i) a higher loss on transactions denominated in currencies other than functional currency (resulting in an approximate 1.3 percentage-point increase in the ratio) and (ii) higher obsolescence and warranty provisions in the second quarter of 2009 as compared to the second quarter of 2008 (resulting in an approximate 0.6 percentage-point increase in the cost of sales to revenues ratio).

Selling and administrative expenses for the three months ended June 30, 2009 totaled $19.2 million, a decrease of $1.2 million, or 6.0%, from $20.4 million during the comparable period of 2008. The decrease was primarily attributable to lower employee-related costs and other spending.

Depreciation and amortization increased $0.5 million or 12.3%, from $3.7 million for the second quarter of 2008 to $4.2 million for the second quarter of 2009. The increase was primarily the result of higher levels of capital spending in periods prior to the second quarter of 2009.

Corporate Segment

The Corporate segment’s loss before income taxes was $65.0 million in the second quarter of 2009 as compared to $31.3 million in the second quarter of 2008.  The loss before income taxes for the Corporate segment for the second quarter of 2008 was retrospectively revised from $26.3 million to $31.3 million to reflect the adoption of FSP APB 14-1 described above under “Consolidated Results”.  The adoption of FSP APB 14-1, effective January 1, 2009, required the Company to retrospectively revise its 2008 financial statements for consistency with the results for the second quarter of 2009 reported under this new accounting standard.

Selling and administrative expenses for the second quarter of 2009 totaled $25.1 million, an increase of $4.4 million, or 21.2%, from $20.7 million during the comparable period of 2008.  The primary reason for the increase was higher non-cash stock compensation expense of $2.2 million.

The decrease in interest income, the increase in interest expense and restructuring expense incurred during the second quarter of 2009 as compared to the same period in 2008 are discussed in “Consolidated Results” above.

Orders -

Orders were as follows (dollars in millions):

	Quarter Ended June 30,		Decrease
	2009	2008	$	%
DPS	$597.5	$1,165.9	$(568.4)	(48.8)%
V&M	194.1	418.6	(224.5)	(53.6)%
CS	110.2	217.3	(107.1)	(49.3)%
	$901.8	$1,801.8	$(900.0)	(50.0)%

Orders for the second quarter of 2009 decreased $900.0 million, or 50.0%, from the second quarter of 2008.  Approximately $18.8 million of orders were cancelled by customers during the second quarter of 2009.

DPS segment orders for the second quarter of 2009 totaled $597.5 million, a decrease of $568.4 million, or 48.8%, from nearly $1.2 billion for the second quarter of 2008. Orders for drilling equipment in the second quarter of 2009 declined 58% from the second quarter of 2008 largely due to a lower level of activity with regard to new deepwater rig construction projects and lower levels of awards for new land equipment.  Orders for subsea equipment were down 53% in the second quarter of 2009 as compared to the same period in 2008 as awards received in the second quarter of 2008 for major subsea projects offshore West Africa, Eastern Canada and Brazil did not reoccur in the current period. Surface equipment orders decreased 39% during the three months ended June 30, 2009 when compared to the same period in 2008 primarily due to a decline during these same periods of nearly 50% in average North American rig counts as a result of a more than 50% decrease in average crude oil and natural gas prices. Orders for oil, gas and water separation applications were down 3% during the second quarter of 2009 as compared to the second quarter of 2008, due primarily to weaker demand from international customers.

The V&M segment had orders of $194.1 million in the second quarter of 2009, a decrease of $224.5 million, or 53.6%, from $418.6 million for the comparable period in 2008. Orders decreased in all product lines during the second quarter of 2009 as compared to the same period in 2008 as follows: (i) distributed product orders decreased 64% as a result of softness in the North American market as compared to 2008 activity levels, (ii) orders for engineered valves decreased 62% due to a lack of large project awards as compared to the second quarter of 2008 and overall weakness in the U.S. and Canadian markets, (iii) orders in the process valve product line decreased nearly 43% due to lower activity relating to new refinery and petrochemical projects as well as weaker demand from customers in the United States and (iv) orders for measurement products decreased 27% over the similar period in 2008 reflecting lower awards from customers in the U.K., Canada and the United States.

Orders in the CS segment for the three months ended June 30, 2009 totaled $110.2 million, a decrease of $107.1 million, or 49.3%, from $217.3 million for the three months ended June 30, 2008. Centrifugal compression equipment orders declined 63% in the second quarter of 2009 when compared to the similar period in 2008, accounting for nearly 80% of the total decrease in segment orders, whereas reciprocating compression equipment orders decreased nearly 27% in the second quarter of 2009. The global market decline that began in late 2008 contributed significantly to the decline in centrifugal compression equipment orders for Plant Air and engineered products. Nearly 50% of the decline in orders within the reciprocating compression equipment product line was due to a 55% reduction in demand for Ajax units in the second quarter of 2009 as compared to the same period in 2008 due largely to weaker natural gas prices and industry equipment surpluses which have negatively impacted demand from U.S.-based lease fleet operators. Lower natural gas prices and surplus capacity also contributed to a 69% decline in demand for Superior compressors in the current quarter as compared to last year.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

Consolidated Results -

The Company’s net income for the first six months of 2009 totaled $253.2 million, or $1.15 per diluted share, compared to $271.8 million, or $1.17 per diluted share, for the first six months of 2008.  The Company’s consolidated condensed results of operations for the first six months of 2008 and the consolidated condensed balance sheet as of December 31, 2008 have been retrospectively revised to reflect the adoption of FSP APB 14-1, effective January 1, 2009.  FSP APB 14-1 was issued by the Financial Accounting Standards Board in May 2008 to clarify the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements).  The FSP requires issuers of these instruments to separately account for the related liability and equity components in a manner that will reflect an issuer’s nonconvertible debt borrowing rate in its reported interest expense.  Retrospective revision of the financial statements for prior periods is required under FSP APB 14-1.  As a result of the adoption of this new standard, the Company’s consolidated net income for the first six months of 2008 has been retrospectively revised from $278.3 million, or $1.20 per diluted share, as previously reported, to $271.8 million, or $1.17 per diluted share.

Included in operating results for the first six months of 2009 were employee severance, related benefit and certain other costs totaling $33.2 million, or $0.10 per diluted share, associated primarily with workforce reductions during this period.

Revenues

Revenues for the first six months of 2009 totaled $2.5 billion, a decrease of $292.8 million, or 10.4%, from $2.8 billion for the first six months of 2008.  Drilling & Production Systems (DPS) segment revenues declined 8.2%, accounting for over 50% of the decrease in consolidated revenues, as a result of weakness in all product lines except drilling.  Valves & Measurement (V&M) segment revenues were down 17.4%, largely reflecting lower activity levels in the U.S., Canadian and U.K. markets while Compression Systems (CS) segment revenues decreased 7.0%, mainly as a result of lower shipments of Ajax units and plant air machines due to lower natural gas prices and weakness in the industrial markets.  Included in consolidated revenues for the first six months of 2009 were $20.0 million of fees associated with cancellation of existing orders.

During the first six months of 2009, nearly 60% of the Company’s revenue was reflected in entities with functional currencies other than the U.S. dollar.  In translating these entities’ functional currency income statements to U.S. dollars for consolidation purposes, an increase in the value of the U.S. dollar compared to the applicable functional currency will result in a lower amount of U.S. dollar revenues and costs for the same amount of functional currency revenues and costs.  Nearly 40% of the net reduction in consolidated revenue during the first six months of 2009 as compared to the same period in 2008 was due to the stronger U.S. dollar against these other foreign currencies, partially offset by approximately $36.9 million in incremental revenues generated by businesses acquired since the first six months of 2008.

Costs and Expenses

Cost of sales (exclusive of depreciation and amortization) for the first six months of 2009 totaled $1.7 billion, a decrease of $344.2 million, or 17.0%, from $2.0 billion for the first six months of 2008.  Cost of sales as a percent of revenues decreased from 71.9% for the six months ended June 30, 2008 to 66.7% for the six months ended June 30, 2009.  References to margins in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to Revenues minus Cost of Sales (exclusive of depreciation and amortization) as shown separately on the Company’s Consolidated Condensed Results of Operations statement for the three- and six-month periods ended June 30, 2009 and 2008.  The decrease in the ratio of cost of sales to revenues was attributable primarily to (i)  a 4.5 percentage-point decline in the ratio related to the DPS segment primarily as a result of higher margins on drilling and subsea equipment sales, (ii) a sales mix shift away from higher cost V&M segment products (a 1.6 percentage-point decrease in the ratio of cost of sales to revenues) and (iii) improved new product margins in the CS segment (resulting in an approximate 0.2 percentage-point decrease in the ratio).  These declines were partially offset by (i) a higher loss on transactions denominated in currencies other than functional currency (resulting in an approximate 0.5 percentage-point increase in the ratio) and (ii) a 0.5 percentage-point increase in the ratio due to higher provisions for inventory obsolescence and warranty costs.

Selling and administrative expenses for the six months ended June 30, 2009 were $347.5 million as compared to $319.2 million for the six months ended June 30, 2008, an increase of $28.3 million, or 8.9%.  As a percentage of revenues, selling and administrative costs increased from 11.3% for the first half of 2008 to 13.8% for the first half of 2009.  Absent the effects of a stronger U.S. dollar and newly acquired businesses as described above, selling and administrative costs increased nearly 14% as compared to the prior year.  The increase was mainly attributable to (i) provisions taken in the first half of 2009 totaling approximately $14.1 million relating to uncertainties regarding collection of receivables, (ii) a $7.5 million write-down related to a receivable associated with the 2006 sale of the Company’s interest in its Iranian joint venture and (iii) the absence in the first six months of 2009 of a $5.8 million reduction in expense recorded in the first six months of 2008 relating to one of the Company’s non-U.S. defined benefit pension plans.  These increases were partially offset by the absence in the first half of 2009 of a $3.6 million charge taken in the first half of 2008 related to a dispute on an historical acquisition.

Depreciation and amortization expense for the first six months of 2009 was $74.0 million, an increase of $10.8 million, or 17.0%, from $63.2 million for the first six months of 2008.  The increase was primarily the result of higher depreciation expense associated with increased levels of capital spending in recent periods for new machinery and equipment, as well as higher amortization related to spending on the Company’s enterprise-wide information technology assets and for other acquired intangible assets.

Interest income totaled $4.0 million for the six months ended June 30, 2009 compared to $12.5 million for the six months ended June 30, 2008.  The decrease is due primarily to lower short-term interest rates during the first half of 2009 as compared to the first half of 2008, partially offset by higher levels of invested cash balances during the first half of 2009.

Interest expense was $51.2 million for the six months ended June 30, 2009 compared to $22.5 million for the six months ended June 30, 2008, an increase of $28.7 million.  Interest expense for the first half of 2008 has been retrospectively revised from $12.2 million to $22.5 million to reflect the adoption of FSP APB 14-1 described above.  Interest expense during the first six months of 2009 relating to the adoption of FSP APB 14-1 totaled $8.2 million.  The primary reason for the increase in interest expense was due to $24.7 million of additional interest associated with the issuance of $450.0 million of 6.375% senior notes and $300.0 million of 7.0% senior notes in June 2008.

The income tax provision for the six months ended June 30, 2009 was $87.6 million compared to $127.2 million for the six months ended June 30, 2008.  The effective tax rates during the first half of 2009 and 2008 were 25.7% and 31.9%, respectively.  The effective tax rate for the first half of 2009 is lower than the comparable previous period primarily as a result of two items (i) a lowering of the annual estimated effective tax rate to 27% as a result of changes in the Company’s international structure implemented during 2009 and (ii) a net reduction in reserves for uncertain tax positions of $4.4 million primarily related to settlements with tax authorities partially offset by unrecognized benefits of certain tax positions.  The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

Revenues and income before income taxes for the DPS, V&M and CS segments are discussed in more detail below.

Segment Results -

DPS Segment

	Six Months Ended June 30,		Increase (Decrease)
(dollars in millions)	2009	2008	$	%
Revenues	$1,667.6	$1,816.6	$(149.0)	(8.2)%
Income before income taxes	$336.9	$282.2	$54.7	19.4%

DPS segment revenues for the first six months of 2009 totaled $1.7 billion, a decrease of $149.0 million, or 8.2%, from $1.8 billion for the first six months of 2008.  Nearly 60% of the decrease was attributable to the effects of a stronger U.S. dollar against certain other foreign currencies for the same reasons as mentioned under “Consolidated Results – Revenues” above, partially offset by the incremental impact of revenues generated from businesses acquired since the first half of 2008.  Absent the effects of a stronger U.S. dollar and newly acquired businesses, the remaining decrease was the result of an 8% decline in surface equipment sales, a 4% decrease in subsea equipment sales and a 5% reduction in sales of oil, gas and water separation applications, partially offset by a 5% increase in drilling equipment sales.  A decline in surface equipment sales due to lower project activity in the Eastern European, African and Caspian Sea regions and lower activity levels in North America more than offset higher demand in this product line in Latin America, primarily Mexico. The decrease in subsea equipment sales was mostly due to a lower level of shipments and activity relating to major projects offshore West Africa.   Revenues associated with oil, gas and water separation applications were down in the first six months of 2009 as compared to the same period last year due to lower beginning of year backlog levels and lower project activity in the current year.  Higher demand for spares and aftermarket repair activity accounted for nearly all of the increase in sales of drilling equipment during the first six months of 2009 as compared to the first six months of 2008, partially offsetting the declines discussed above.

Income before income taxes totaled $336.9 million for the six months ended June 30, 2009 compared to $282.2 million for the six months ended June 30, 2008, an increase of $54.7 million, or 19.4%.  Cost of sales as a percent of revenues decreased from 74.5% in the first half of 2008 to 66.9% in the first half of 2009.  The decrease in the ratio of cost of sales to revenues was due primarily to (i) the impact of margins on deepwater drilling projects as a result of changes in estimates of project costs as well as a higher proportion of sales of higher-margin drilling projects in the first six months of 2009 as compared to the first six months of 2008 (approximately a 4.1 percentage-point decrease) and (ii) an improvement in margins on large subsea projects as well as a mix change to a lower proportion of sales of subsea projects which carry a higher cost of sales-to-revenue ratio than the segment’s other base businesses (approximately a 3.4 percentage-point decrease in the ratio).

Selling and administrative expenses for the first six months of 2009 totaled $174.4 million, an increase of $27.2 million, or 18.5%, from $147.2 million during the comparable period of 2008.  Absent the effects of a stronger U.S. dollar and newly acquired businesses as described above, selling and administrative costs increased nearly 27% as compared to the prior year.  The increase was mainly attributable to (i) a $7.5 million write-down related to a receivable associated with the 2006 sale of the Company’s interest in its Iranian joint venture, (ii) a $5.9 million increase in the reserve for doubtful accounts primarily relating to certain past due receivables and (iii) the effects of higher headcount and employee-related costs, primarily in the subsea business.

Depreciation and amortization increased $6.6 million, from $33.9 million for the six months ended June 30, 2008 to $40.5 million for the six months ended June 30, 2009.  Nearly 60% of the increase was due to the effects of newly acquired businesses with the remaining increase primarily the result of higher depreciation expense associated with increased levels of capital spending in periods prior to the first six months of 2009.

V&M Segment

	Six Months Ended June 30,		Decrease
(dollars in millions)	2009	2008	$	%
Revenues	$587.9	$711.4	$(123.5)	(17.4)%
Income before income taxes	$103.5	$137.0	$(33.5)	(24.4)%

Revenues for the V&M segment for the first six months of 2009 totaled $587.9 million as compared to $711.4 million in the first six months of 2008, a decline of $123.5 million, or 17.4%.  Nearly one-fourth of the decrease was attributable to the effects of a stronger U.S. dollar against certain other foreign currencies for the same reasons as mentioned under “Consolidated Results – Revenues” above, partially offset by the incremental impact of revenues generated from businesses acquired since the first six months of 2008.  Absent the effects of a stronger U.S. dollar and newly acquired businesses, a decrease in sales of engineered and distributed valves and of measurement products due largely to the impact of a decrease in market activity in the United States, Canada and the United Kingdom accounted for nearly all of the remaining sales decline.  Revenues from the segment’s process valves and aftermarket product lines were mostly flat during the first half of 2009 as compared to the first half of 2008.

Income before income taxes totaled $103.5 million for the first half of 2009, a decrease of $33.5 million, or 24.4%, compared to $137.0 million for the first half of 2008.  Cost of sales as a percent of revenues decreased from 66.1% in the first six months of 2008 to 65.9% in the first six months of 2009.  A shift in mix away from higher cost distributor product sales to other lower cost product lines during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 resulted in a reduction in the ratio of cost of sales to revenues by approximately 2.9 percentage-points.  This reduction was mostly offset by (i) a mix shift to a higher percentage of sales of engineered and process valves and higher costs in relation to revenues for measurement and aftermarket parts and services due mainly to weak market conditions, which increased the ratio of cost of sales to revenues during the first half of 2009 as compared to the first half of 2008 by approximately 0.9 percentage-points, (ii) a higher loss on transactions denominated in currencies other than functional currency (resulting in an approximate 0.6 percentage-point increase in the ratio), (iii) higher warranty and inventory obsolescence provisions (approximately a 0.6 percentage-point increase in the ratio) and (iv) the impact of indirect production and overhead costs in relation to a declining revenue base (approximately a 0.4 percentage-point increase in the ratio).

Selling and administrative expenses for the first six months of 2009 were $79.8 million, a decrease of $8.4 million, or 9.5%, as compared to $88.2 million in the first six months of 2008.  Nearly 40% of the decrease was attributable to the effects of a stronger U.S. dollar against certain other foreign currencies as described above, partially offset by the impact of costs incurred by newly acquired businesses.  The remaining decrease was largely attributable to efforts taken in recent periods to reduce employee related costs.

Depreciation and amortization increased $1.6 million from $15.6 million in the first six months of 2008 to $17.2 million in the first six months of 2009.  The increase was due largely to higher capital spending in periods prior to the first six months of 2009, primarily in Italy, the United States and Canada.

CS Segment

	Six Months Ended June 30,		Decrease
(dollars in millions)	2009	2008	$	%
Revenues	$271.5	$291.8	$(20.3)	(7.0)%
Income before income taxes	$38.4	$44.4	$(6.0)	(13.7)%

CS segment revenues for the six months ended June 30, 2009 totaled $271.5 million, a decrease of $20.3 million, or 7.0%, from $291.8 million for the six months ended June 30, 2008. Sales of reciprocating equipment were down 11% in the first half of 2009 as compared to the first half of 2008, accounting for over two-thirds of the decline in segment revenues.   The decrease in reciprocating equipment sales was primarily due to a 20% decline in sales of Ajax units, primarily to U.S.-based lease fleet operators, and a 7% reduction in aftermarket revenues reflecting weaker market conditions in the United States.  In the centrifugal compression equipment product line, a 38% decrease in shipments of plant air machines was partially offset by a 5% increase in sales of engineered units, primarily for engineered air and air separation applications.  The decline in shipments of plant air machines was largely attributable to the absence in the first half of 2009 of several multi-unit shipments that had occurred in the first half of 2008 to customers in Russia, China and Latin America, as well as overall weakness in the industrial markets.

Income before income taxes for the CS segment totaled $38.4 million for the first half of 2009 compared to $44.4 million for the first half of 2008, a decrease of $6.0 million, or 13.7%. Cost of sales as a percent of revenues declined from 69.3% in the first six months of 2008 as compared to 66.5% for the same period in 2009.  The decline in the ratio of cost of sales to revenues was due primarily to a mix shift mainly to higher sales of higher-margin Ajax and Plant Air equipment and Engineered Air and Gas units, along with improved product pricing and better margins on Superior compressors (resulting in an approximate 4.3 percentage-point decrease in the cost of sales to revenue ratio). This impact was partially offset by (i) a higher loss on transactions denominated in currencies other than functional currency (resulting in an approximate 0.7 percentage-point increase in the ratio) and (ii) higher obsolescence and warranty provisions in the first half of 2009 as compared to the first half of 2008 (resulting in an approximate 0.8 percentage-point increase in the cost of sales to revenues ratio).

Selling and administrative expenses for the six months ended June 30, 2009 totaled $44.2 million, an increase of $6.2 million, or 16.4%, from $38.0 million during the comparable period of 2008. The increase was primarily attributable to a provision taken in the first half of 2009 totaling nearly $8.3 million relating to uncertainty regarding collection of receivables.

Depreciation and amortization increased $1.1 million or 14.2%, from $7.3 million for the first six months of 2008 to $8.4 million for the first six months of 2009. The increase was primarily the result of higher levels of capital spending in periods prior to the first six months of 2009.

Corporate Segment

The Corporate segment’s loss before income taxes was $137.9 million in the first half of 2009 as compared to $64.7 million in the first half of 2008.  The loss before income taxes for the Corporate segment for the first six months of 2008 was retrospectively revised from $54.4 million to $64.7 million to reflect the adoption of FSP APB 14-1 described above under “Consolidated Results”.  The adoption of FSP APB 14-1, effective January 1, 2009, required the Company to retrospectively revise its 2008 financial statements for consistency with the results for the first half of 2009 reported under this new accounting standard.

Included in the Corporate segment’s results for the six months ended June 30, 2009 was a loss of $0.3 million compared to $2.4 million for the six months ended June 30, 2008 in connection with the changing value of the U.S. dollar in relation to short-term intercompany loans the Company has with various foreign subsidiaries that are denominated in currencies other than the U.S. dollar.

Selling and administrative expenses for the first six months of 2009 totaled $49.2 million, an increase of $3.3 million, or 7.0%, from $45.9 million during the comparable period of 2008.  The primary reason for the increase was the absence in the first six months of 2009 of a $5.8 million reduction in expense recorded in the first six months of 2008 relating to one of the Company’s non-U.S. defined benefit pension plans.  This increase was partially offset by the absence in the first half of 2009 of a $3.6 million charge taken in the first half of 2008 related to a dispute on an historical acquisition.

Depreciation and amortization expense totaled $7.9 million for the six months ended June 30, 2009 as compared to $6.4 million for the same period in 2008, an increase of $1.5 million.  The increase is due largely to increased amortization from higher capital spending in periods prior to the first half of 2009 on the Company’s enterprise-wide information technology assets.

The decrease in interest income, the increase in interest expense and restructuring expense incurred during the first half of 2009 as compared to the same period in 2008 are discussed in “Consolidated Results” above.

Orders and Backlog -

Orders were as follows (dollars in millions):

	Six Months Ended June 30,		Decrease
	2009	2008	$	%
DPS	$1,224.4	$2,565.6	$(1,341.2)	(52.3)%
V&M	427.3	785.1	(357.8)	(45.6)%
CS	233.4	405.6	(172.2)	(42.5)%
	$1,885.1	$3,756.3	$(1,871.2)	(49.8)%

Orders for the first six months of 2009 decreased $1.9 billion, or 49.8%, from the first six months of 2008.  This percentage decrease was sequentially consistent with the percentage decrease in the first quarter of 2009 compared to the same period last year.  In addition, approximately $45.4 million of orders were cancelled by customers during the first six months of 2009.

DPS segment orders for the first six months of 2009 totaled $1.2 billion, a decrease of over $1.3 billion, or 52.3%, from nearly $2.6 billion for the first six months of 2008. Orders for subsea equipment were down over 69% in the first half of 2009 as compared to the same period in 2008 as awards received in the first six months of 2008 for a major subsea project offshore West Africa, totaling nearly $673 million, as well as certain other large project awards for installations offshore Brazil and Eastern Canada did not reoccur in the current period. Surface equipment orders decreased 35% in the first six months of 2009 when compared to the same period in 2008 primarily due to a decline during these same periods of nearly 37% in average North American rig counts as a result of a more than 50% decrease in average crude oil and natural gas prices. Orders for drilling equipment in the first half of 2009 declined 35% from the first half of 2008 largely due to a lower level of activity with regard to new deepwater rig construction projects and lower levels of awards for new land equipment.  Orders for oil, gas and water separation applications were down 25% in the first six months of 2009 when compared to the same period in 2008 due to large awards in 2008 in North America and the Middle East that did not repeat in 2009.

The V&M segment had orders of $427.3 million in the first six months of 2009, a decrease of $357.8 million, or 45.6%, from $785.1 million for the comparable period in 2008. Orders decreased in all product lines during the first half of 2009 as compared to the same period in 2008 as follows: (i) distributed product orders decreased 60% as a result of softness in the North American market as compared to 2008 activity levels, (ii) orders for engineered valves decreased 51% due to a lack of large project awards as compared to the first six months of 2008 and overall weakness in the U.S. and Canadian markets, (iii) orders in the process valve product line decreased almost 37% due to lower activity relating to gas processing, storage, refinery and petrochemical projects, (iv) orders for aftermarket parts and services declined 13% primarily due to weaker demand for parts and services from U.S. customers partially offset by increased activity in South America and (v) excluding the effect of orders from a newly acquired business, orders for measurement products decreased nearly 22% over the similar period in 2008 reflecting lower awards in the U.K., Canada and the United States, partially offset by higher demand for equipment to be used in nuclear applications.

Orders in the CS segment for the first six months of 2009 totaled $233.4 million, a decrease of $172.2 million, or 42.5%, from $405.6 million in the first six months of 2008. Centrifugal compression equipment orders declined 66% in the first half of 2009 when compared to the similar period in 2008, whereas reciprocating compression equipment orders decreased nearly 6% in the first half of 2009. The global market decline that began in late 2008 contributed significantly to the decline in centrifugal compression equipment orders for Plant Air and engineered products.  Orders within the reciprocating compression equipment product line reflected a 21% decline in demand for Ajax units in the first half of 2009 as compared to the same period in 2008 due largely to weaker natural gas prices and industry equipment surpluses which have negatively impacted demand from U.S.-based lease fleet operators.  Delayed spending by customers on engine overhauls, retrofits and other maintenance projects also contributed to a 2% decline in aftermarket orders for the current period.

Backlog was as follows (dollars in millions):
	June 30, 2009	December 31, 2008	Decrease
			$	%
DPS	$4,035.7	$4,416.8	$(381.1)	(8.6)%
V&M	579.6	749.2	(169.6)	(22.6)%
CS	401.0	440.5	(39.5)	(9.0)%
	$5,016.3	$5,606.5	$(590.2)	(10.5)%

Liquidity and Capital Resources

The Company’s cash and cash equivalents decreased by $83.4 million to $1.5 billion at June 30, 2009 as compared to $1.6 billion at December 31, 2008. The primary reasons for the decrease were cash used for capital expenditures and acquisitions of $131.0 million offset by net borrowing proceeds of $35.1 million and cash provided by operations of $9.2 million.

During the first six months of 2009, the Company generated $9.2 million of cash from operations as compared to generating $249.4 million for the same period in 2008. Cash totaling approximately $326.5 million was utilized in the first six months of 2009 to increase working capital compared to $100.3 million utilized during the same period in 2008.  Cash used for working capital during the first six months of 2009 primarily resulted from a build in inventory levels in the Company’s project-related drilling and subsea businesses during the first half of 2009, along with a reduction in accounts payable and accrued liabilities.

The Company utilized $128.3 million of cash for investing activities during the first six months of 2009 as compared to $152.6 million used during the same period in 2008. The main reason for the decrease is less cash spent on business acquisitions of $34.3 million as compared to the same period of 2008 offset by slightly higher capital expenditures of $11.8 million.

During the first six months of 2009, the Company’s financing activities generated $30.1 million of cash compared to $689.5 million of cash generated during the first six months of 2008. During June 2008, the Company received net proceeds totaling approximately $742.4 million from issuance of $450.0 million principal amount of 6.375% 10-year senior notes and $300.0 million principal amount of 7.0% 30-year senior notes.  Additionally short-term borrowings of $80.3 million were made during the six months ended June 30, 2008, most of which was drawn under the Company’s revolving credit facility by the Company’s operations in the United Kingdom for working capital purposes. This compares to net borrowings of $35.1 million during the six months ended June 30, 2009.  Additionally, the Company spent $7.1 million of cash in the first six months of 2009 to acquire treasury stock as compared to $154.5 million spent in the first six months of 2008.

The Company expects to spend approximately $220 million for capital equipment and facilities during 2009 in connection with its program of improving manufacturing efficiency and expanding capacity.  Cash on hand and future expected operating cash flows will be utilized to fund the remainder of the Company’s 2009 capital spending program.

On June 18, 2009, the Company notified the holders of its 1.5% Convertible Debentures that it would exercise its right to redeem for cash all of the outstanding notes on July 20, 2009 at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest up to, but not including the redemption date.   As of August 4, 2009, all of the 1.5% Convertible Debentures were either converted by the holders or redeemed by the Company utilizing available cash on hand.

The Company also has outstanding $500.0 million principal amount of 2.5% Convertible Debentures due in 2026.  Under the terms of the debenture agreement, holders of the Company’s 2.5% convertible debentures could require the Company to redeem them beginning in June 2011.

Despite the current uncertainty and volatility in the credit markets, the Company believes, based on its current financial condition, existing backlog levels and current expectations for future market conditions, including future order levels, that it will be able to meet its short- and longer-term liquidity needs with the existing $1.5 billion of cash on hand, expected cash flow from future operating activities and amounts available under its $585 million five-year revolving credit facility, expiring April 14, 2013.

Factors That May Affect Financial Condition and Future Results

The current turmoil and uncertainty in the public and private credit markets could adversely impact the ability of its customers to finance future purchases of equipment or could adversely impact the Company’s ability to finance the Company's future operational and capital needs.

The public and private credit markets in the United States and around the world are currently constricted due to economic concerns regarding past mortgage and other lending practices, current housing values and the present state of various world economies. The current uncertainty and turmoil in the credit markets has in certain cases, negatively impacted the ability of customers to finance purchases of the Company’s equipment and is expected to continue, in the short-term, to negatively impact sales, profitability and operating cash flows of the Company. Although the Company does not currently anticipate a need to access the credit markets for new financing in the short-term, a prolonged constriction on future lending by banks or investors could also result in higher interest rates on future debt obligations of the Company or could restrict the Company’s ability to obtain sufficient financing to meet its long-term operational and capital needs or could limit its ability in the future to consummate significant business acquisitions to be paid for in cash.

Downturns in the oil and gas industry have had, and will likely in the future have, a negative effect on the Company’s sales and profitability.

Demand for most of the Company’s products and services, and therefore its revenues, depends to a large extent upon the level of capital expenditures related to oil and gas exploration, production, development, processing and transmission. Recent declines in oil and gas prices have negatively affected the level of these activities by the Company’s customers and have, in certain instances, resulted in the cancellation, modification or rescheduling of existing orders.  Additionally, the Company expects that the substantial decline in oil and gas prices during the latter half of 2008, which has continued into the first half of 2009, combined with the currently constricted credit markets, will continue to affect future short-term spending by the Company’s customers during the remainder of 2009 and will negatively impact the Company’s revenues and profitability for the remainder of 2009.

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

At June 30, 2009, the Company had a backlog of orders for equipment to be used on deepwater drilling rigs of approximately $731.0 million, including approximately $336.8 million of equipment ordered for rigs whose construction was not supported by a pre-existing contract with an operator.  The Company has experienced cancellations of existing orders in both its project and certain of its base businesses during recent quarters. If oil and gas prices continue to decline or stay at current levels for an extended period of time, further order cancellations or delays in expected shipment dates may occur.

The inability of the Company to deliver its backlog on time could affect the Company’s future sales and profitability and its relationships with its customers.

At June 30, 2009, the Company’s backlog was $5.0 billion. The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for large subsea projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Many of the contracts the Company enters into with its customers require long manufacturing lead times and contain penalty or incentive clauses relating to on-time delivery. A failure by the Company to deliver in accordance with customer expectations could subject the Company to financial penalties or loss of financial incentives and may result in damage to existing customer relationships. Additionally, the Company bases its earnings guidance to the financial markets on expectations regarding the timing of delivery of product currently in backlog. Failure to deliver backlog in accordance with expectations could negatively impact the Company’s financial performance and thus cause adverse changes in the market price of the Company’s outstanding common stock and other publicly-traded financial instruments.

The Company's capital expansion program may not yield intended results.

For 2009, the Company expects full-year capital expenditures of approximately $220.0 million, of which nearly $107.8 million has been spent through the first six months of 2009.  Included in the year-to-date expenditures through June 30, 2009 are approximately $48.6 million of capital spending related to a new surface manufacturing facility in Ploiesti, Romania and an expansion of the Company’s subsea manufacturing facility in Johor, Malaysia.  As work at these facilities is completed, the Company has begun and will continue to relocate a large amount of its surface and subsea manufacturing capability to these locations.  To the extent these facilities are unable to add production in accordance with the currently scheduled timetable, or in the event production is not as efficient as expected, the Company’s ability to deliver existing or future backlog at expected levels of profitability may be negatively impacted.

Execution of subsea systems projects exposes the Company to risks not present in its surface business.

This market is significantly different from the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and in some cases, new technology. The Company’s subsea business unit received orders in the amount of $404.7 million during the first six months of 2009.  Several of these orders are substantially more complex and involve substantially more risk than previous projects. To the extent the Company experiences unplanned efficiencies or difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be positively or negatively impacted. The Company accounts for its subsea projects, as well as separation and drilling projects, using SOP 81-1. In accordance with SOP 81-1, the Company estimates the expected margin on these projects and recognizes this margin as units are completed. Factors that may affect future project costs and margins include the ability to properly execute the engineering and design phases consistent with our customers’ expectations, production efficiencies, and availability and costs of labor, materials and subcomponents. These factors can significantly impact the accuracy of the Company’s estimates and materially impact the Company’s future period earnings. If the Company experiences cost underruns or overruns, the expected margin could increase or decline. In accordance with SOP 81-1, the Company would record a cumulative adjustment to increase or reduce the margin previously recorded on the related project. Subsea projects accounted for approximately 13.3% of total revenues for the six months ended June 30, 2009. As of June 30, 2009, the Company had a subsea systems project backlog of approximately $2.3 billion.

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

The Company’s worldwide operations expose it to instability and changes in economic and political conditions, trade and investment regulations and other risks inherent to international business.

The economic risks of doing business on a worldwide basis include the following:
•   volatility in general economic, social and political conditions;
•   differing tax rates, tariffs, exchange controls or other similar restrictions;
•   inability to repatriate income or capital;
•   reductions in the number or capacity of qualified personnel; and
•   seizure of equipment.

As an example, it has been publicly reported that certain oilfield service companies have experienced recent disputes and difficulties in their business dealings with the national oil company of Venezuela. While Cameron has experienced a recent slowdown in payments owed to it by the national oil company of Venezuela, including having amounts due where ultimate collectability is uncertain, the Company has not experienced the extent of difficulties in its business relationship with this company that certain other oilfield service companies have been reported to have had. Total customer revenues earned by the Company’s wholly-owned subsidiaries in Venezuela for the year ended December 31, 2008 totaled $27.8 million. At June 30, 2009, the Company had a backlog of unfilled subsea orders totaling $165.9 million with the national oil company of Venezuela.

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

The Company does business and has operations in a number of developing countries that have relatively underdeveloped legal and regulatory systems when compared to more developed countries. Several of these countries are generally perceived as presenting a higher than normal risk of corruption, or as having a culture where requests for improper payments are not discouraged. Maintaining and administering an effective U.S. Foreign Corrupt Practices Act (FCPA) compliance program in these environments presents greater challenges to the Company than is the case in other, more developed countries.

With respect to FCPA compliance, the Company received and responded to a voluntary request for information in September 2005 from the U.S. Securities and Exchange Commission (SEC) regarding certain of the Company’s West African activities.  In addition, as discussed in Note 15 of the Notes to Consolidated Financial Statements, in July 2007, the Company was one of a number of companies to receive a letter from the Criminal Division of the U.S. Department of Justice (DOJ) requesting information on its use of a customs clearance broker. The DOJ is inquiring into whether certain of the services provided to the Company by the customs clearance broker may have involved violations of the FCPA.   In response, the Company engaged special counsel reporting to the Audit Committee of the Board of Directors to conduct an investigation into its dealings with the customs clearance broker in Nigeria and Angola to determine if any payments made to or by the customs clearance broker on the Company’s behalf constituted a violation of the FCPA. To date, the special counsel has found that the Company utilized certain services in Nigeria offered by the customs clearance broker that appear to be similar to services that have been under review by the DOJ. Special counsel is reviewing these and other services and activities, such as immigration matters and importation permitting, in Nigeria to determine whether they were conducted in compliance with all applicable laws and regulations. Special counsel is also reviewing the extent, if any, of the Company’s knowledge, and its involvement in the performance, of these services and activities, and whether the Company fulfilled its obligations under the FCPA.

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

        Compliance with U.S. regulations on trade sanctions and embargoes also poses a risk to Cameron since its business is conducted on a worldwide basis through various entities. Cameron has received a number of inquiries from U.S. governmental agencies regarding compliance with these regulations. On March 25, 2009, Cameron received a letter from the Office of Global Security Risk of the U.S. Securities and Exchange Commission inquiring into the status of Cameron's non-U.S. entities' withdrawal from conducting business in or with Iran, Syria and Sudan. In mid-2006, Cameron adopted a policy which prohibited doing business with these and other U.S. embargoed countries and restricted its non-U.S. subsidiaries and persons from taking new orders from those countries, though Cameron did not prohibit them from honoring then existing contracts if they were, in the opinion of non-U.S. counsel, binding and enforceable in accordance with their terms and would subject a Cameron entity to damages for a failure to perform thereunder, provided such contracts could, in fact, be performed without any U.S. person or entity involvement and otherwise in accordance with existing U.S. regulations. Cameron's records show that its non-U.S. entities recognized revenues in 2008 of approximately $3.1 million (direct) and $1.9 million (indirect) to Iran and $1.5 million to Syria. No deliveries were made to Sudan in 2008 nor have there been any deliveries to Syria or Sudan in 2009.  Revenues of $5 million were recognized with respect to business with Iran in the second quarter of 2009. Cameron's backlog report shows  additional revenues of approximately $5 million scheduled to be recognized in the second half of 2009. It is expected that with these deliveries, performance under the pre-mid-2006 contracts will be complete. Cameron is examining these deliveries to confirm they were in compliance with its policy and is actively monitoring present and future performance of its non-U.S. entities to ensure compliance. In connection with Cameron's decision to cease doing business with these countries, one of Cameron's non-U.S. subsidiaries divested its interest in a joint venture doing business in Iran to its joint venture partner in 2006 in exchange for an $11.4 million receivable.  A payment on this receivable was made in the amount of $0.6 million during the first quarter of 2009. Subsequent to the receipt of this payment, Cameron determined it will not be able to recover the remaining balance of the receivable under its terms. Cameron will continue to evaluate its options for recovery of all or a portion of this sum through other means. Cameron also received an inquiry from the Office of Global Security Risk regarding essentially the same matters in 2006. In December 2008, Cameron received an inquiry from the U.S. Department of Treasury's Office of Foreign Assets Control regarding a bank guaranty Cameron attempted to establish for a sale to a Burmese entity. Cameron has responded and has received no further inquiry regarding this matter.

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

In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into foreign currency forward contracts to hedge specific large anticipated receipts or payments in currencies for which the Company does not traditionally have fully offsetting local currency expenditures or receipts.  The Company was party to a number of long-term foreign currency forward contracts at June 30, 2009.  The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling, valve or other equipment contracts involving the Company’s United States operations and its wholly-owned subsidiaries in Brazil, France, Italy, Mexico, Romania, Singapore and the United Kingdom.  Information relating to the contracts, which have been accounted for as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and the fair values recorded in the Company’s Consolidated Balance Sheets at June 30, 2009 follows:

	June 30, 2009
	Year of Contract Expiration
(amounts in millions except exchange rates)	2009	2010	2011	Total	December 31, 2008

Buy BRL/Sell EUR:
Notional amount to sell (in EUR)	16.6	2.6	−	19.2	23.1
Average BRL to EUR contract rate	2.5930	2.6702	−	2.6033	2.5889
Average BRL to EUR rate at June 30, 2009	2.8054	2.8667	−	2.8137	3.4544

Fair value at June 30, 2009 in U.S. dollars				$(2.0)	$(8.1)

Buy EUR/Sell GBP:
Notional amount to buy (in EUR)	10.9	8.1	0.7	19.7	49.5
Average GBP to EUR contract rate	0.8146	0.8054	0.8120	0.8107	0.7992
Average GBP to EUR rate at June 30, 2009	0.8500	0.8511	0.8547	0.8506	0.9611

Fair value at June 30, 2009 in U.S. dollars				$1.3	$11.6

Sell USD/Buy EUR:
Notional amount to sell (in USD)	73.8	28.8	−	102.6	117.8
Average USD to EUR contract rate	1.4532	1.4595	−	1.4550	1.5069
Average USD to EUR rate at June 30, 2009	1.4080	1.4080	−	1.4080	1.3929

Fair value at June 30, 2009 in U.S. dollars				$(3.3)	$(8.9)

Sell USD/Buy GBP:
Notional amount to sell (in USD)	49.5	37.8	2.3	89.6	156.1
Average USD to GBP contract rate	1.7384	1.8932	1.8721	1.8040	1.9155
Average USD to GBP rate at June 30, 2009	1.6564	1.6550	1.6504	1.6556	1.4498

Fair value at June 30, 2009 in U.S. dollars				$(7.4)	$(37.9)

Other Currencies:

Fair value at June 30, 2009 in U.S. dollars				$(0.8)	$(2.6)

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

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no material changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009.

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

The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas.  Changes in the groundwater flow pattern in the southeast corridor of the Houston project prompted the Company to take additional proactive remedial measures in order to protect the environment and avoid new areas of contamination.  Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At June 30, 2009, the Company’s consolidated balance sheet included a noncurrent liability of approximately $7.0 million for environmental matters.

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

The Company has entered into a number of individual settlements and has settled a class action lawsuit. Twenty-one of the individual settlements were made in the form of agreements with homeowners that obligated the Company to reimburse them for any estimated decline in the value of their homes at time of sale due to potential buyers’ concerns over contamination or, in the case of some agreements, to purchase the property after an agreed marketing period. Three of these agreements have had no claims made under them yet. The Company has also settled ten other property claims by homeowners who have sold their properties. In addition, the Company has settled Valice v. Cameron Iron Works, Inc. (80th Jud. Dist. Ct., Harris County, filed June 21, 2002), which was filed and settled as a class action. Pursuant to the settlement, the homeowners who remained part of the class are entitled to receive a cash payment of approximately 3% of the 2006 appraised value of their property or reimbursement of any diminution in value of their property due to contamination concerns at the time of any sale. To date, 74 homeowners have elected the cash payment.

Of the 258 properties included in the Valice class, there were 21 homeowners who opted out of the class settlement.  Agreement has been reached with all homeowners who opted out, including those who filed suits, and their claims for diminution of property value have been resolved.  While one suit that was filed relating to this matter included a claim for bodily injury, Cameron was granted summary judgment on the claim.  The Company is of the opinion that there is no health risk to area residents.  Recent testing results of monitoring wells on the southeastern border of the plume have caused the Company to notify homeowners who were not in the Valice class that their property may be affected.  Only one such homeowner has made a claim for property value diminution and that claim has been resolved.  The Company is taking remedial measures to prevent additional properties from being affected.

The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements, the class action settlement or other actions that have been or may be filed, with respect to this underground water contamination, will not have a material adverse effect on its financial position or results of operations. The Company’s consolidated balance sheet included a liability of $15.1 million for these matters as of June 30, 2009.

The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At June 30, 2009, the Company’s consolidated balance sheet included a liability of approximately $3.4 million for such cases, including estimated legal costs. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

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

In July 2007, the Company was one of a number of companies to receive a letter from the Criminal Division of the U.S. Department of Justice (DOJ) requesting information on their use of a customs clearance broker. The DOJ is inquiring into whether certain of the services provided to the Company by the customs clearance broker may have involved violations of the U.S. Foreign Corrupt Practices Act (FCPA).  In response, the Company engaged special counsel reporting to the Audit Committee of the Board of Directors to conduct an investigation into its dealings with the customs clearance broker in Nigeria and Angola to determine if any payment made to or by the customs clearance broker on the Company’s behalf constituted a violation of the FCPA. To date, the special counsel has found that the Company utilized certain services in Nigeria offered by the customs clearance broker that appear to be similar to services that have been under review by the DOJ. Special counsel is reviewing these and other services and activities, such as immigration matters and importation permitting, in Nigeria to determine whether they were conducted in compliance with all applicable laws and regulations. Special counsel is also reviewing the extent, if any, of the Company’s knowledge, and its involvement in the performance, of these services and activities and whether the Company fulfilled its obligations under the FCPA.

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

Tax Contingencies

The Company has legal entities in over 35 countries, each of which has various tax filing requirements. The Company prepares its tax filings in a manner which it believes is consistent with such filing requirements; however, some of the tax laws and regulations to which the Company is subject require interpretation and/or judgment. Although the Company believes that the tax liabilities for periods ending on or before the balance sheet date have been adequately provided for in the financial statements, to the extent that a taxing authority believes that the Company has not prepared its tax filings in accordance with the authority’s interpretation of the tax laws or regulations, the Company could be exposed to additional taxes.

Item 1A. Risk Factors

The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 31 – 35 of this quarterly report on Form 10-Q is incorporated herein by reference.

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

Purchases pursuant to the 30,000,000-share Board authorization may be made by way of open market purchases, directly or indirectly, for the Company’s own account or through commercial banks or financial institutions and by the use of derivatives such as a sale or put on the Company’s common stock or by forward or economically equivalent transactions. Shares of common stock purchased and placed in treasury during the six months ended June 30, 2009 under the Board’s two authorization programs described above are as follows:

Period	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of all repurchase programs (a)	Maximum number of shares that may yet be purchased under all repurchase programs (b)

4/1/09 – 4/30/09	−	$	−	25,894,668	6,760,102
5/1/09 – 5/31/09	−	$	−	25,894,668	6,760,102
6/1/09 – 6/30/09	−	$	−	25,894,668	6,760,102
Total	−	$	−	25,894,668	6,760,102

(a)	There were no share purchases during the three months ended June 30, 2009.

(b)	As of June 30, 2009, there were no remaining shares available for purchase under the May 22, 2006 Board authorization.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held in Houston, Texas on May 13, 2009 for the purpose of (1) electing three Directors, (2) approving an amendment to the Company’s 2005 Equity Incentive Plan to increase the number of authorized shares under the Plan, and (3) ratifying the appointment of independent registered public accountants for 2009. Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation.  Results of the stockholder voting were as follows:

	Number of Shares
Election of Directors	For	Against	Abstaining / Withheld	Broker non-Votes
C. Baker Cunningham	101,638,116	−	92,322,714	−
Sheldon R. Erikson	101,738,475	−	92,222,355	−
Douglas L. Foshee	179,017,100	−	14,943,730	−

Approval of an Amendment to the Company’s 2005 Equity Incentive Plan increasing the number of authorized shares under the Plan	151,091,552	25,418 ,838	17,450,440

Ratify the appointment of independent registered public accountants for 2009	188,895,069	5,013,259	52,502	−

Item 5. Other Information

(a)	Information Not Previously Reported in a Report on Form 8-K

None

(b)	Material Changes to the Procedures by Which Security Holders May Recommend Board Nominees.

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

Exhibit 31.2 –

Certification

Exhibit 32.1 –

Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS –

XBRL Instance Document

Exhibit 101.SCH –

XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL –

XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB –

XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE –

XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2009	CAMERON INTERNATIONAL CORPORATION
(Registrant)

By: /s/ Charles M. Sledge
Charles M. Sledge
Senior Vice President and Chief Financial Officer and authorized to sign on behalf of the Registrant

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification

31.2	Certification

32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document