Form 10-Q
period 2009-10-28
CAMERON INTERNATIONAL CORP
filed 2009-11-06
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
Yes ☐ No ☑

Number of shares outstanding of issuer’s common stock as of October 29, 2009 was 220,698,705.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED RESULTS OF OPERATIONS
(dollars and shares in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008(1)	2009	2008(1)
	(unaudited)
REVENUES	$1,231,791	$1,504,733	$3,758,852	$4,324,621
COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization shown separately below)	828,012	1,050,826	2,512,454	3,079,429
Selling and administrative expenses	169,739	165,308	517,243	484,509
Depreciation and amortization	38,347	32,496	112,314	95,711
Interest income	(1,374)	(9,692)	(5,401)	(22,236)
Interest expense	22,598	23,625	73,758	46,118
Restructuring expense	5,853	−	39,033	−
Total costs and expenses	1,063,175	1,262,563	3,249,401	3,683,531
Income before income taxes	168,616	242,170	509,451	641,090
Income tax provision	(43,672)	(79,190)	(131,266)	(206,343)
Net income	$124,944	$162,980	$378,185	$434,747
Earnings per common share:
Basic	$0.57	$0.75	$1.74	$2.00
Diluted	$0.56	$0.71	$1.71	$1.88
Shares used in computing earnings per common share:
Basic	219,537	218,478	217,837	217,286
Diluted	221,912	229,219	221,246	230,953

(1)	Amounts have been retrospectively revised as a result of the adoption, effective January 1, 2009, of FASB Accounting Standards Codification Topic 470-20, Debt with Conversion and Other Options.

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except shares and per share data)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash and cash equivalents	$1,527,528	$1,621,046
Receivables, net	877,706	950,362
Inventories, net	1,698,565	1,336,925
Other	216,765	148,110
Total current assets	4,320,564	4,056,443
Plant and equipment, net	1,045,599	931,647
Goodwill	720,730	709,217
Other assets	220,052	205,064
TOTAL ASSETS	$6,306,945	$5,902,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$61,042	$161,279
Accounts payable and accrued liabilities	1,867,627	1,854,384
Accrued income taxes	38,101	95,545
Total current liabilities	1,966,770	2,111,208
Long-term debt	1,229,067	1,218,627
Deferred income taxes	119,723	99,149
Other long-term liabilities	112,967	128,860
Total liabilities	3,428,527	3,557,844
Stockholders’ Equity:
Common stock, par value $.01 per share, 400,000,000 shares authorized, 239,473,764 shares issued at September 30, 2009 (236,316,873 shares issued at December 31, 2008)	2,395	2,363
Capital in excess of par value	1,267,992	1,254,593
Retained earnings	2,188,098	1,809,913
Accumulated other elements of comprehensive income (loss)	44,023	(84,218)
Less: Treasury stock, 18,807,197 shares at September 30, 2009 (19,424,120 shares at December 31, 2008)	(624,090)	(638,124)
Total stockholders’ equity	2,878,418	2,344,527
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,306,945	$5,902,371

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008(1)	2009	2008(1)
	(unaudited)		(unaudited)

Cash flows from operating activities:
Net income	$124,944	$162,980	$378,185	$434,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,265	25,177	82,279	72,642
Amortization	10,082	7,319	30,035	23,069
Non-cash stock compensation expense	6,091	7,610	22,044	23,567
Tax benefit of employee stock compensation plan transactions and deferred income taxes	30,322	(18,948)	22,906	(20,250)
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	28,002	(47,496)	110,967	(190,448)
Inventories	(12,409)	(12,710)	(305,522)	(31,270)
Accounts payable and accrued liabilities	27,339	86,594	(40,739)	115,976
Other assets and liabilities, net	(67,798)	52,802	(116,079)	84,680
Net cash provided by operating activities	174,838	263,328	184,076	512,713
Cash flows from investing activities:
Capital expenditures	(55,967)	(64,380)	(163,779)	(160,426)
Acquisitions, net of cash acquired	−	(40,187)	(23,177)	(97,699)
Proceeds from sale of plant and equipment	779	786	3,508	1,711
Net cash used for investing activities	(55,188)	(103,781)	(183,448)	(256,414)
Cash flows from financing activities:
Short-term loan borrowings (repayments), net	(12,024)	(59,610)	23,036	20,738
Redemption of convertible debt securities	(131,109)	(106,854)	(131,109)	(106,854)
Issuance of long-term senior notes	−	−	−	747,922
Debt issuance costs	−	−	−	(5,550)
Purchase of treasury stock	−	(60,849)	(7,055)	(215,327)
Proceeds from stock option exercises, net of tax payments from stock compensation plan transactions	1,640	6,973	5,119	17,067
Excess tax benefits from employee stock compensation plan transactions	1,238	2,727	3,468	17,172
Principal payments on capital leases	(1,632)	(1,866)	(5,235)	(5,166)
Net cash provided by (used in) financing activities	(141,887)	(219,479)	(111,776)	470,002
Effect of translation on cash	12,107	(38,668)	17,630	(30,700)
Increase (decrease) in cash and cash equivalents	(10,130)	(98,600)	(93,518)	695,601
Cash and cash equivalents, beginning of period	1,537,658	1,534,117	1,621,046	739,916
Cash and cash equivalents, end of period	$1,527,528	$1,435,517	$1,527,528	$1,435,517

(1)	Amounts have been retrospectively revised as a result of the adoption, effective January 1, 2009, of FASB Accounting Standards Codification Topic 470-20, Debt with Conversion and Other Options.

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

The Company has evaluated subsequent events through November 6, 2009, which is the date these financial statements were filed with the U.S. Securities and Exchange Commission.

Certain prior period amounts have been retrospectively revised as a result of the adoption, effective January 1, 2009, of FASB Accounting Standards Codification (ASC) Topic 470-20, Debt with Conversion and Other Options (ASC 470-20).  See Note 9 of the Notes to Consolidated Condensed Financial Statements for additional information.

Note 2: Recently Issued Accounting Pronouncements

Effective January 1, 2009, the Company adopted FASB ASC Topic 805, Business Combinations (ASC 805), and FASB ASC Topic 810-10-65, related to Noncontrolling Interests in Consolidated Financial Statements.  There was no material impact on the Company’s financial statements as of January 1, 2009 as a result of adopting either statement, although it is anticipated that ASC 805 will significantly affect the Company’s accounting for business combinations occurring on or after January 1, 2009.

The Company adopted the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820) relating to financial assets and liabilities and other assets and liabilities carried at fair value on a recurring basis as required on January 1, 2008. As permitted, the Company deferred the adoption of  this standard with respect to all remaining nonfinancial assets and liabilities until January 1, 2009. There was no impact on the Company’s financial statements at the time of adoption of the remaining provisions as required on January 1, 2009; however, the Company does expect that this new standard will impact certain aspects of its accounting for business combinations occurring on or after January 1, 2009, including the determination of fair values assigned to certain purchased assets and liabilities.

Note 3: Acquisitions

On June 1, 2009, the Company entered into an Agreement and Plan of Merger with NATCO Group, Inc. (NATCO).  On October 14, 2009, the Company and NATCO entered into an Amended and Restated Agreement and Plan of Merger dated as of June 1, 2009 (the Agreement).  The Agreement provides that Cameron will acquire all of the issued and outstanding shares of common stock of NATCO by exchanging with the NATCO stockholders 1.185 shares of Cameron common stock for each share of NATCO common stock owned. The merger, expected to close during the fourth quarter of 2009, is subject to certain regulatory approvals, the approval of NATCO stockholders and certain other conditions.  The Company expects to incorporate the majority of NATCO’s operations into its Drilling & Production Systems (DPS) segment upon completion of the merger.

During the nine months ended September 30, 2009, the Company acquired the assets or capital stock of two businesses for a total cash purchase price of $23,177,000.  These businesses were acquired to enhance the Company’s product offerings or aftermarket services in the DPS and Valves & Measurement (V&M) segments.  The two acquisitions were included in the Company’s consolidated condensed financial statements for the periods subsequent to the acquisitions. As of September 30, 2009, preliminary goodwill recorded as a result of these acquisitions totaled approximately $15,538,000, of which approximately $2,776,000 will be deductible for income tax purposes.  The Company is still awaiting significant information relating to the fair value of the assets and liabilities of the acquired businesses in order to finalize the purchase price allocations.

Note 4: Restructuring Expense

Included in operating results for the three- and nine-month periods ended September 30, 2009 are employee severance and related benefit costs associated primarily with workforce reductions and certain other costs incurred mainly in connection with the pending acquisition of NATCO, totaling approximately $5,853,000 and $39,033,000, respectively.

Note 5: Receivables

Receivables consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Trade receivables	$840,820	$897,453
Other receivables	59,746	62,557
Allowance for doubtful accounts	(22,860)	(9,648)
Total receivables	$877,706	$950,362

Note 6: Inventories

Inventories consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$132,972	$126,649
Work-in-process	518,104	403,791
Finished goods, including parts and subassemblies	1,210,267	931,168
Other	11,271	10,197
	1,872,614	1,471,805
Excess of current standard costs over LIFO costs	(115,595)	(85,240)
Allowances	(58,454)	(49,640)
Total inventories	$1,698,565	$1,336,925

Note 7: Plant and Equipment and Goodwill

Plant and equipment consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Plant and equipment, at cost	$1,959,104	$1,766,646
Accumulated depreciation	(913,505)	(834,999)
Total plant and equipment	$1,045,599	$931,647

Changes in goodwill during the nine months ended September 30, 2009 were as follows (in thousands):

Balance at December 31, 2008	$709,217
Changes primarily associated with acquisitions and adjustments to prior period purchase price allocations	(2,170)
Translation and other	13,683
Balance at September 30, 2009	$720,730

Note 8: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Trade accounts payable and accruals	$341,556	$525,507
Salaries, wages and related fringe benefits	152,691	164,411
Advances from customers	1,071,899	855,872
Sales-related costs and provisions	66,045	85,565
Payroll and other taxes	50,568	39,409
Product warranty	42,359	33,551
Fair market value of derivatives	10,550	35,715
Other	131,959	114,354
Total accounts payable and accrued liabilities	$1,867,627	$1,854,384

 Activity during the nine months ended September 30, 2009 associated with the Company’s product warranty accruals was as follows (in thousands):

Balance December 31, 2008	Net warranty provisions	Charges against accrual	Translation and other	Balance September 30, 2009
$33,551	30,986	(20,490)	(1,688)	$42,359

Note 9: Debt

The Company’s debt obligations were as follows (in thousands):

	September 30, 2009	December 31, 2008
Short-term borrowings under revolving credit facility	$31,927	$14,482
Senior notes, net of $1,953 of unamortized original issue discount at September 30, 2009 ($2,028 at December 31, 2008)	748,047	747,972
1.5% convertible debentures, net of $785 of conversion option discount at December 31, 2008	−	130,324
2.5% convertible debentures, net of $26,589 of conversion option discount at September 30, 2009 ($37,758 at December 31, 2008)	473,411	462,242
Other debt	23,508	10,941
Obligations under capital leases	13,216	13,945
	1,290,109	1,379,906
Current maturities	(61,042)	(161,279)
Long-term portion	$1,229,067	$1,218,627

Effective January 1, 2009, the Company adopted ASC Topic 470-20, which revises the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The standard requires issuers of convertible debt instruments within its scope to separately account for the liability and equity components of the instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized.  Specifically, it requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the issuer’s consolidated results of operations.  The Company was required to apply this new standard to its 1.5% convertible debentures issued in 2004 and due in 2024 (1.5% Convertible Debentures) and its 2.5% convertible debentures issued in 2006 and due in 2026 (2.5% Convertible Debentures).

The bifurcation of the instruments was based on estimated market borrowing rates of 4.85% and 5.9%, respectively, for non-convertible debt instruments similar to the 1.5% and 2.5% Convertible Debentures.  The discount assigned to the convertible debentures in order to result in interest expense equal to the nonconvertible debt borrowing rates mentioned above is being accreted to interest expense over an estimated five-year life of the convertible debentures.  The estimated life is consistent with an option in the debentures allowing holders to require the Company to repurchase the debentures in whole or in part for principal plus accrued and unpaid interest five years following the date of issuance.  Accordingly, as a result of the adoption of the new standard, interest expense for the three-and nine-month periods ended September 30, 2009 increased by $3,783,000 and $11,955,000, respectively.  The Company has also retrospectively revised certain amounts included in these financial statements for the three-and nine-month periods ended September 30, 2008 as follows:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Increase in interest expense	$5,259	$15,595
Decrease in net income	3,321	9,848
Decrease in basic earnings per share	.01	.05
Decrease in diluted earnings per share	.02	.05

Approximately $65,802,000 has been included in capital in excess of par value on the Company’s Consolidated Condensed Balance Sheets at both September 30, 2009 and December 31, 2008 related to the conversion value of the Company’s 1.5% and 2.5% Convertible Debentures.

On June 18, 2009, the Company notified the holders of its 1.5% Convertible Debentures that it would exercise its right to redeem for cash all of the outstanding notes on July 20, 2009 at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest up to, but not including the redemption date.  All of the remaining 1.5% Convertible Debentures were either converted by the holders or redeemed by the Company.  During the nine months ended September 30, 2009,  approximately 3,156,891 shares of common stock were issued to holders of the 1.5% Convertible Debentures who elected the conversion option in recognition of the conversion value of those debentures.

The carrying value of the 2.5% Convertible Debentures, totaling $473,411,000, has been classified as long-term debt in the September 30, 2009 Consolidated Condensed Balance Sheet as these debentures are not redeemable by holders until June 2011.  At September 30, 2009, the conversion value of the 2.5% Convertible Debentures did not exceed the principal amount of the debentures.

At September 30, 2009, the Company had borrowings outstanding totaling £20,000,000, under its revolving credit facility at an interest rate of 0.72% with a maturity date of October 20, 2009.  Other debt, totaling $23,508,000 at September 30, 2009 consists primarily of short-term borrowings at certain other international locations.

At September 30, 2009, the fair value of the Company’s fixed-rate debt (based on level 1 quoted market rates) was approximately $1,456,211,000 as compared to $1,250,000,000 principal amount of the debt.  The carrying value of all other financial instruments is considered to be representative of their respective fair values.

Note 10: Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2009 was 25.9% and 25.8%, respectively.   The effective tax rate is the result of an annual estimated effective tax rate of 27% reduced by approximately $1,773,000 and $6,213,000 for the three and nine months ended September 30, 2009, respectively, primarily related to settlements with tax authorities partially offset by unrecognized benefits of certain tax positions and adjustments to certain other accruals.

Note 11: Employee Benefit Plans

Total net benefit (income) expense associated with the Company’s defined benefit pension plans consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$559	$1,607	$1,677	$4,821
Interest cost	2,939	4,466	8,817	13,398
Expected return on plan assets	(3,199)	(5,944)	(9,597)	(17,832)
Amortization of prior service cost (credits)	2	(96)	6	(288)
Amortization of losses and other	1,355	2,500	4,065	7,500
Total net benefit expense	$1,656	$2,533	$4,968	$7,599

Total net benefit (income) expense associated with the Company’s postretirement benefit plans consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$2	$1	$6	$3
Interest cost	128	269	384	807
Amortization of prior service credits	(223)	(96)	(669)	(288)
Amortization of gains and other	(479)	(371)	(1,437)	(1,113)
Total net benefit income	$(572)	$(197)	$(1,716)	$(591)

Note 12: Business Segments

The Company’s operations are organized into three separate business segments – DPS, V&M and Compression Systems (CS). Summary financial data by segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008 (as revised)	2009	2008 (as revised)
Revenues:
DPS	$791,494	$956,992	$2,459,115	$2,773,619
V&M	294,680	383,724	882,599	1,095,142
CS	145,617	164,017	417,138	455,860
	$1,231,791	$1,504,733	$3,758,852	$4,324,621

Income (loss) before income taxes:
DPS	$149,706	$171,493	$486,563	$453,664
V&M	56,552	84,661	160,094	221,711
CS	20,455	28,440	58,811	72,861
Corporate & other	(58,097)	(42,424)	(196,017)	(107,146)
	$168,616	$242,170	$509,451	$641,090

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

Note 13: Earnings Per Share

The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008 (as revised)	2009	2008 (as revised)

Net income	$124,944	$162,980	$378,185	$434,747

Average shares outstanding (basic)	219,537	218,478	217,837	217,286
Common stock equivalents	2,375	2,555	1,942	2,799
Incremental shares from assumed conversion of convertible debentures	−	8,186	1,467	10,868
Diluted shares	221,912	229,219	221,246	230,953

Basic earnings per share	$0.57	$0.75	$1.74	$2.00
Diluted earnings per share	$0.56	$0.71	$1.71	$1.88

The Company’s 1.5% Convertible Debentures have been included in the calculation of diluted earnings per share for the nine months ended September 30, 2009 and 2008, since the average market price of the Company’s common stock exceeded the conversion value of the debentures during both periods.  The Company’s 2.5% Convertible Debentures have been included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2008 for the same reason.  The 2.5% Convertible Debentures have not been included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2009, as the conversion price of the debentures was in excess of the average market price of the Company’s common stock during the period.  During the nine-month period ended September 30, 2009, the Company acquired 347,678 treasury shares at an average cost of $20.29 per share.  No treasury shares were acquired during the three months ended September 30, 2009.  A total of 244,764 and 964,601 treasury shares were issued during the three- and nine-month periods ended September 30, 2009, respectively, in satisfaction of stock option exercises and vesting of restricted stock units.

On August 19, 2009, the Board of Directors approved amending its Stockholders’ Rights Agreement to accelerate the expiration of the Rights to August 31, 2009 from October 31, 2017.

Note 14: Comprehensive Income

The amounts of comprehensive income for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008 (as revised)	2009	2008 (as revised)
Net income per Consolidated Condensed Results of Operations	$124,944	$162,980	$378,185	$434,747
Foreign currency translation gain (loss) (1)	46,524	(122,366)	103,564	(70,543)
Amortization of net prior service credits related to the Company’s pension and postretirement benefit plans, net of tax	(139)	(119)	(418)	(355)
Amortization of net actuarial losses related to the Company’s pension and postretirement benefit plans, net of tax	552	1,315	1,656	3,944
Change in fair value of derivatives accounted for as cash flow hedges, net of tax	3,899	(31,512)	23,439	(31,264)
Comprehensive income	$175,780	$10,298	$506,426	$336,529

(1)	The “Foreign currency translation gain (loss)” relates primarily to the Company’s operations in Brazil, Canada, France, Italy, Luxembourg, Norway and the United Kingdom.

The components of accumulated other elements of comprehensive income (loss) at September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30, 2009	December 31, 2008
Accumulated foreign currency translation gain (loss)	$98,491	$(5,073)
Prior service credits, net, related to the Company’s pension and postretirement benefit plans, net of tax	3,218	3,636
Actuarial losses, net, related to the Company’s pension and postretirement benefit plans, net of tax	(41,068)	(42,724)
Change in fair value of derivatives accounted for as cash flow hedges, net of tax(1)	(16,618)	(40,057)
Accumulated other elements of comprehensive income (loss)	$44,023	$(84,218)

(1)	Approximately $10,100,000 (after tax) of accumulated other elements of comprehensive loss is expected to be recognized in earnings during the twelve-month period ending September 30, 2010.

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

The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas.  Changes in the groundwater flow pattern in the southeast corridor of the Houston project prompted the Company to take additional proactive remedial measures in order to protect the environment and avoid new areas of contamination.  Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At September 30, 2009, the Company’s consolidated balance sheet included a noncurrent liability of approximately $6,669,000 for environmental matters.

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

Of the 258 properties included in the Valice class, there were 21 homeowners who opted out of the class settlement.  Agreement has been reached with all homeowners who opted out, including those who filed suits, and their claims for diminution of property value have been resolved.  While one suit that was filed relating to this matter included a claim for bodily injury, Cameron was granted summary judgment on the claim.  The Company is of the opinion that there is no health risk to area residents.  Recent testing results of monitoring wells on the southeastern border of the plume have caused the Company to notify the 33 homeowners who were not in the Valice class that their property may be affected.  Only one such homeowner has made a claim for property value diminution and that claim has been resolved.  The Company is taking remedial measures to prevent additional properties from being affected.

The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements, the class action settlement or other actions that have been or may be filed with respect to this underground water contamination, will not have a material adverse effect on its financial position or results of operations. The Company’s consolidated balance sheet included a liability of approximately $14,464,000 for these matters as of September 30, 2009.

The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At September 30, 2009, the Company’s consolidated balance sheet included a liability of approximately $4,498,000 for such cases, including estimated legal costs. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Regulatory Contingencies

In January 2007, the Company underwent a Pre-Assessment Survey as part of a Focused Assessment Audit initiated by the Regulatory Audit Division of the U.S. Customs and Border Protection, Department of Homeland Security.  The Pre-Assessment Survey resulted in a finding that the Company had deficiencies in its U.S. Customs compliance process and had underpaid customs duties.  The Company has taken corrective action and has closed out all matters regarding duties owed for import entries processed from September 29, 2001 through October 5, 2007.  The Company expects that the final assessment compliance period will encompass import activity during the second half of 2009.  The field work for the Focused Assessment Audit is expected to commence in January of 2010 and be completed by the end of the first quarter of 2010.

In July 2007, the Company was one of a number of companies to receive a letter from the Criminal Division of the U.S. Department of Justice (DOJ) requesting information on activities undertaken on their behalf by a customs clearance broker. The DOJ is inquiring into whether certain of the services provided to the Company by the customs clearance broker may have involved violations of the U.S. Foreign Corrupt Practices Act (FCPA).  In response, the Company engaged special counsel reporting to the Audit Committee of the Board of Directors to conduct an investigation into its dealings with the customs clearance broker in Nigeria and Angola to determine if any payment made to or by the customs clearance broker on the Company’s behalf constituted a violation of the FCPA. To date, the special counsel has found that the Company utilized certain services in Nigeria offered by the customs clearance broker that appear to be similar to services that have been under review by the DOJ. Special counsel is reviewing these and other services and activities, such as immigration matters and importation permitting in Nigeria, to determine whether they were conducted in compliance with all applicable laws and regulations. Special counsel is also reviewing the extent, if any, of the Company’s knowledge, and its involvement in the performance, of these services and activities and whether the Company fulfilled its obligations under the FCPA.  In addition, the U.S. Securities and Exchange Commission (SEC) is conducting an informal inquiry into the same matters currently under review by the DOJ. As part of this inquiry the SEC has requested that the Company provide to them the information and documents that have been requested by and are being provided to the DOJ. The Company is cooperating fully with the SEC, as it is doing with the DOJ, and is providing the requested materials.

At this stage, the Company cannot predict the ultimate outcome of the government inquiries. The Company has undertaken an enhanced compliance training effort for its personnel, including foreign operations personnel dealing with customs clearance regulations and hired a Chief Compliance Officer in September 2008 to oversee and direct all legal compliance matters for the Company.

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

Note 16: Financial and Derivative Instruments and Hedging Activities

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, derivative instruments and debt instruments. The book values of cash and cash equivalents, trade receivables, trade payables, derivative instruments and floating-rate debt instruments are considered to be representative of their respective fair values. Certain cash equivalents have also been valued based on quoted market prices which are considered to be Level 1 market inputs as defined in ASC 820.

In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into forward foreign currency exchange contracts to hedge specific large anticipated receipts or disbursements in currencies for which the Company does not traditionally have fully offsetting local currency expenditures or receipts. The Company was party to a number of long-term foreign currency forward contracts at September 30, 2009, some of which extend through 2011. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling, valve or other equipment contracts involving the Company’s United States operations and its wholly-owned subsidiaries in Brazil, France, Italy, Mexico, Romania, Singapore and the United Kingdom. The Company determines the fair value of its outstanding foreign currency forward contracts based on quoted exchange rates for the respective currencies applicable to similar instruments.  These quoted exchange rates are considered to be Level 2 observable market inputs as defined in the fair value measurements guidance of the ASC.  Information relating to the contracts, which have been accounted for as cash flow hedges as of September 30, 2009 follows:

Total net volume bought (sold) by notional currency on open derivative contracts at September 30, 2009 was as follows (in thousands):

Notional currency in:	Volume

RON	11,400
SGD	2,160
GBP	888
EUR	(34,625)
USD	(135,531)

The fair value of derivative financial instruments recorded in the Company’s Consolidated Condensed Balance Sheet at September 30, 2009 is as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivatives designated as hedging instruments:
Foreign exchange contracts	Current assets	$3,355	Current liabilities	$(9,455)
	Non-current assets	79	Non-current liabilities	(1,027)
		3,434		(10,482)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Current assets	98	Current liabilities	(1,095)
	Non-current assets	−	Non-current liabilities	−
		98		(1,095)
Total Derivatives		$3,532		$(11,577)

The effects of derivative financial instruments on the Company’s consolidated condensed financial statements for the three months ended September 30, 2009 were as follows (in thousands):

	Effective Portion			Ineffective Portion and Other
Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives

Foreign exchange contracts	$2,469	Revenues	$(703)	Cost of goods sold-ineffective portion	$486
		Cost of goods sold	(2,845)
		Depreciationexpense	(26)
Total	$2,469		$(3,574)		$486

The effects of derivative financial instruments on the Company’s consolidated condensed financial statements for the nine months ended September 30, 2009 were as follows (in thousands):

	Effective Portion			Ineffective Portion and Other
Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in OCI on Derivatives	Location of Gain (Loss) R eclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives

Foreign exchange contracts	$17,015	Revenues	$(15,664)	Cost of goods sold-ineffective portion	$2,171
		Cost of goods sold	(5,611)
		Depreciation expense	(101)
Total	$17,015		$(21,376)		$2,171

Approximately $1,072,000 and $833,000, respectively was recognized as an addition to cost of goods sold during the three and nine months ended September 30, 2009 relating to derivatives which were not designated as hedging instruments.

On October 19, 2009, the Company entered into an interest rate swap with a third party to receive a fixed interest rate of 6.375% and to pay a variable rate based on the 3 month London Interbank Offered Rate (LIBOR) plus 4.801% on a notional value of $200,000,000.   The swap matures on January 15, 2012 and provides for semi-annual payments each January 15 and July 15, beginning January 15, 2010.  Interest is compounded quarterly on the 15th of each January, April, July and October.  An additional interest rate swap with a notional value of $200,000,000 and terms identical to the above was also entered into on October 23, 2009, except that the variable rate to be paid is based on 3 month LIBOR plus 4.779%.  The fair value of both interest rate swaps will be reflected on the Company’s consolidated balance sheet as either an asset or liability with the change in the fair value of the swaps reflected as an adjustment to the Company’s consolidated interest income (in the case of an asset) or consolidated interest expense (in the case of a liability).

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

THIRD QUARTER 2009 COMPARED TO THIRD QUARTER 2008

Consolidated Results -

The Company’s net income for the third quarter of 2009 totaled $124.9 million, or $0.56 per diluted share, compared to $163.0 million, or $0.71 per diluted share, for the third quarter of 2008.  The Company’s consolidated condensed results of operations for the three months ended September 30, 2008 and the consolidated condensed balance sheet as of December 31, 2008 have been retrospectively revised to reflect the adoption of FASB Accounting Standards Codification Topic 470-20, (ASC 470-20), effective January 1, 2009.  The standard was issued by the Financial Accounting Standards Board in May 2008 to clarify the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements).  The new guidance requires issuers of these instruments to separately account for the related liability and equity components in a manner that will reflect an issuer’s nonconvertible debt borrowing rate in its reported interest expense.  Retrospective revision of the financial statements for prior periods is required.  As a result, the Company’s consolidated net income for the third quarter of 2008 has been retrospectively revised from $166.3 million, or $0.73 per diluted share, as previously reported, to $163.0 million, or $0.71 per diluted share.

Included in operating results for the third quarter of 2009 were employee severance and related benefit costs associated primarily with workforce reductions during this period and certain other costs incurred mainly in connection with the pending acquisition of NATCO Group, Inc., totaling $5.9 million, or $0.02 per diluted share.

Revenues

Revenues for the third quarter of 2009 totaled $1.2 billion, a decrease of $272.9 million, or 18.1%, from $1.5 billion for the third quarter of 2008.  Drilling & Production Systems (DPS) segment revenues declined 17.3% as a result of lower levels of major drilling and subsea project activities and the effects of lower surface equipment sales due to lower drilling and production activity levels throughout much of the world.  Valves & Measurement (V&M) segment revenues were down 23.2%, largely reflecting lower activity levels in the U.S. and Canadian markets while Compression Systems (CS) segment revenues decreased 11.2%, mainly as a result of lower sales of reciprocating compression equipment caused by the effect of lower natural gas prices on activity levels and weakness in the North American markets.

Costs and Expenses

   Cost of sales (exclusive of depreciation and amortization) for the third quarter of 2009 totaled $828.0 million, a decrease of $222.8 million, or 21.2%, from $1.1 billion for the third quarter of 2008.  Cost of sales as a percent of revenues decreased from 69.8% for the three months ended September 30, 2008 to 67.2% for the three months ended September 30, 2009.  References to margins in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to Revenues minus Cost of Sales (exclusive of depreciation and amortization) as shown separately on the Company’s Consolidated Condensed Results of Operations statement for the three- and nine-month periods ended September 30, 2009 and 2008.  The decrease in the ratio of cost of sales to revenues was attributable primarily to a 3.3 percentage-point decline in the ratio related to the DPS segment, primarily as a result of higher margins on drilling and subsea equipment sales as well as process systems projects, including the recovery of previously expensed costs related to a large subsea project, partially offset by (i) an increase in the ratio in the CS segment due mainly to a reclassification of a provision previously recorded in selling and administrative expenses to cost of sales and other inventory related costs (approximately a 0.4 percentage-point increase) and (ii) the impact on sales mix of the decline in the sales volumes in the V&M segment (approximately a 0.3 percentage-point increase).

Selling and administrative expenses for the three months ended September 30, 2009 were $169.7 million as compared to $165.3 million for the three months ended September 30, 2008, an increase of $4.4 million, or 2.7%.  As a percentage of revenues, selling and administrative costs increased from 11.0% for the third quarter of 2008 to 13.8% for the third quarter of 2009.  The increase was mainly attributable to (i) an increase of $4.6 million in the provision for doubtful accounts taken by the DPS segment during the third quarter of 2009 that was primarily related to certain past due receivables from an international customer, (ii) higher legal, consulting and other third party service provider costs of approximately $3.9 million and (iii) higher facility-related costs of $2.6 million.  These increased costs were partially offset by a $5.6 reclassification of a previously recorded provision to cost of sales by the CS segment.

Depreciation and amortization expense for the third quarter of 2009 was $38.3 million, an increase of nearly $5.8 million, or 18.0%, from $32.5 million for the third quarter of 2008.  Nearly 40% of the increase was due to the effects of newly acquired businesses with the remaining increase primarily the result of higher depreciation expense associated with increased levels of capital spending in periods prior to the third quarter of 2009, as well as higher amortization of acquired intangibles.

Interest income totaled $1.4 million for the three months ended September 30, 2009 compared to $9.7 million for the three months ended September 30, 2008.  The decrease was due primarily to lower short-term interest rates during the third quarter of 2009 as compared to the third quarter of 2008.

Interest expense was $22.6 million for the three months ended September 30, 2009 compared to $23.6 million for the three months ended September 30, 2008, a decrease of $1.0 million.  Interest expense for the third quarter of 2008 has been retrospectively revised from $18.4 million to $23.6 million to reflect the adoption of ASC 470-20 as described above.  The primary reason for the decrease in interest expense was due to a reduction in interest expense in the third quarter of 2009 related to the Company’s convertible debentures.

The income tax provision for the third quarter of 2009 was $43.7 million compared to $79.2 million for the third quarter of 2008.  The effective tax rates during the third quarter of 2009 and 2008 were 25.9% and 32.7%, respectively.  The effective tax rate for the third quarter of 2009 is lower than the comparable previous period due primarily to a lowering of the annual estimated effective tax rate to 27% as a result of changes in the Company’s international structure implemented earlier in 2009 and a net reduction recorded during the third quarter of 2009 related to adjustments to prior year accruals totaling approximately $1.8 million.

Revenues and income before income taxes for the DPS, V&M and CS segments are discussed in more detail below.

Segment Results -

DPS Segment

	Quarter Ended September 30,		Decrease
(dollars in millions)	2009	2008		$	%
Revenues	$791.5	$957.0	$(165.5)		(17.3)%
Income before income taxes	$149.7	$171.5	$(21.8)		(12.7)%

DPS segment revenues for the third quarter of 2009 totaled $791.5 million, a decrease of $165.5 million, or 17.3%, from $957.0 million for the third quarter of 2008.  Almost one-half of the decrease in sales by the segment was the result of a nearly 26% decline in surface equipment sales as activity was down in all major regions of the world, except Latin America. Drilling equipment sales declined nearly 22% primarily due to the lower level of activity relating to completion of equipment for new major deepwater rig construction projects, lower levels of drilling riser production and lower demand for land blowout preventers and related equipment.  Subsea equipment sales declined 9% as lower activity levels for projects offshore Brazil and the western coast of Australia more than offset higher revenues for projects offshore West Africa during the third quarter of 2009 as compared to the third quarter of 2008.  Revenues associated with process systems were up 11% in the third quarter of 2009 as compared to the same period last year due to activity levels relating to certain large projects during the third quarter of 2009.

Income before income taxes totaled $149.7 million for the three months ended September 30, 2009 compared to $171.5 million for the three months ended September 30, 2008, a decrease of $21.8 million, or 12.7%.  Cost of sales as a percent of revenues decreased from 72.0% in the third quarter of 2008 to 67.1% in the third quarter of 2009.  The decrease in the ratio of cost of sales to revenues was due primarily to (i) the impact of higher net margins on deepwater drilling projects (approximately a 2.0 percentage-point decrease) and (ii) an improvement in margins on large subsea projects and process systems projects, including the impact of a recovery of previously expensed costs related to a large subsea project (approximately a 3.1 percentage-point decrease in the ratio).

Selling and administrative expenses for the third quarter of 2009 totaled $89.0 million, an increase of $9.2 million, or 11.5%, from $79.8 million during the comparable period of 2008.  Selling and administrative expenses as a percent of revenues increased from 8.3% in the third quarter of 2008 to 11.2% in the third quarter of 2009.  The increase was mainly attributable to (i) a $4.6 million increase in the provision for doubtful accounts mostly related to certain past due receivables from an international customer and (ii) higher headcount and employee-related costs and other discretionary spending, primarily in the subsea business.

Depreciation and amortization increased $5.1 million, from $16.9 million for the three months ended September 30, 2008 to $22.0 million for the three months ended September 30, 2009.  Nearly half of the increase was due to the effects of newly acquired businesses with the remaining increase primarily the result of higher depreciation expense associated with increased levels of capital spending in periods prior to the third quarter of 2009 for new machinery and equipment as well as higher amortization of acquired intangibles.

V&M Segment

	Quarter Ended September 30,		Decrease
(dollars in millions)	2009	2008		$	%
Revenues	$294.7	$383.7	$(89.0)		(23.2)%
Income before income taxes	$56.6	$84.7	$(28.1)		(33.2)%

Revenues for the V&M segment for the third quarter of 2009 totaled $294.7 million as compared to $383.7 million in the third quarter of 2008, a decline of $89.0 million, or 23.2%.  Lower sales of engineered and distributed valves and of measurement products due largely to the impact of a decrease in market activity in the United States and Canada accounted for virtually all of the decline in revenues.

Income before income taxes totaled $56.6 million for the third quarter of 2009, a decrease of $28.1 million, or 33.2%, compared to $84.7 million for the third quarter of 2008.  Cost of sales as a percent of revenues declined from 65.0% in the third quarter of 2008 to 63.8% in the third quarter of 2009.  Improved sourcing of materials as well as a shift in mix toward sales of higher margin products during the third quarter of 2009 as compared to the third quarter of 2008 resulted in a reduction in the ratio of cost of sales to revenues of approximately 3.5 percentage-points for engineered products and process valves combined.  A mix shift toward higher margin measurement and aftermarket sales also reduced the cost of sales to revenue ratio by approximately 1.2 percentage points. Offsetting these reductions was the impact of a reduction in the amount of distributed product sales in the third quarter of 2009 as compared to the third quarter of 2008 which added nearly 3.8 percentage points to the ratio.

Selling and administrative expenses for the third quarter of 2009 were $40.7 million, a decrease of $0.7 million, or 1.7%, as compared to $41.4 million in the third quarter of 2008.  However, as a percent of revenues, selling and administrative expenses increased from 10.8% in the third quarter of 2008 to 13.8% in the third quarter of 2009 as costs did not decline as quickly as revenues.

Depreciation and amortization increased $1.2 million from $8.1 million in the third quarter of 2008 to $9.3 million in the third quarter of 2009.  The increase was due largely to higher capital spending in periods prior to the third quarter of 2009.

CS Segment

	Quarter Ended September 30,		Decrease
(dollars in millions)	2009	2008		$	%
Revenues	$145.6	$164.0	$(18.4)		(11.2)%
Income before income taxes	$20.5	$28.4	$(7.9)		(28.1)%

CS segment revenues for the three months ended September 30, 2009 totaled $145.6 million, a decrease of $18.4 million, or 11.2%, from $164.0 million for the three months ended September 30, 2008. Sales of reciprocating compression equipment were down 30% in the third quarter of 2009 as compared to the third quarter of 2008.  This decrease was partially offset by an 8% increase in sales of centrifugal compression equipment during the same period.   The decrease in reciprocating compression equipment sales was due primarily to a 74% decline in sales of Ajax units, primarily to U.S.-based lease fleet operators, and a 21% reduction in aftermarket revenues reflecting weaker market conditions and the impact of low natural gas prices in North America on activity levels.  A 41% increase in sales of centrifugal engineered units, primarily attributable to higher international shipments of gas compression and engineered air equipment, more than offset a 45% decrease in shipments of plant air machines and an 11% decrease in demand for aftermarket parts and services. The decline in shipments of plant air machines was largely attributable to the absence in the third quarter of 2009 of several multi-unit shipments that had occurred in the third quarter of 2008 to various international customers, as well as overall weakness in the industrial markets.

Income before income taxes for the CS segment totaled $20.5 million for the third quarter of 2009 compared to $28.4 million for the third quarter of 2008, a decrease of $7.9 million, or 28.1%. Cost of sales as a percent of revenues increased from 68.2% in the third quarter of 2008 to 74.1% for the same period in 2009.  The increase in the ratio of cost of sales to revenues was due primarily to (i) a reclassification of a provision previously recorded in selling and administrative expenses to cost of sales which resulted in an approximate 3.3 percentage-point increase in the ratio and (ii) higher inventory write-offs in the third quarter of 2009 (resulting in an approximate 2.3 percentage-point increase in the cost of sales to revenues ratio).

Selling and administrative expenses for the three months ended September 30, 2009 totaled $13.2 million, a decrease of $6.6 million, or 33.3%, from $19.8 million during the comparable period of 2008. The decrease was primarily attributable to a $5.6 million reclassification of a previously recorded provision to cost of sales.

Corporate Segment

The Corporate segment’s loss before income taxes was $58.1 million in the third quarter of 2009 as compared to $42.4 million in the third quarter of 2008.  The loss before income taxes for the Corporate segment for the third quarter of 2008 was retrospectively revised from $37.2 million to $42.4 million to reflect the adoption of ASC 470-20 described above under “Consolidated Results”.  The adoption of ASC 470-20, effective January 1, 2009, required the Company to retrospectively revise its 2008 financial statements for consistency with the results for the third quarter of 2009 reported under this new accounting standard.

Selling and administrative expenses for the third quarter of 2009 totaled $26.8 million, an increase of $2.5 million, or 10.4%, from $24.3 million during the comparable period of 2008.  The primary reason for the increase was higher employee incentive costs.

The decrease in interest income and in interest expense and the severance and other restructuring expense incurred during the third quarter of 2009 as compared to the same period in 2008 are discussed in “Consolidated Results” above.

Orders -

Orders were as follows (dollars in millions):

	Quarter Ended September 30,		Decrease
	2009	2008		$	%
DPS	$961.8	$1,945.4	$(983.6)		(50.6)%
V&M	253.4	475.4	(222.0)		(46.7)%
CS	127.8	191.0	(63.2)		(33.0)%
	$1,343.0	$2,611.8	$(1,268.8)		(48.6)%

Orders for the third quarter of 2009 decreased $1.3 billion, or 48.6%, from the third quarter of 2008.  Approximately $15.7 million of orders were cancelled by customers during the third quarter of 2009.

DPS segment orders for the third quarter of 2009 totaled $961.8 million, a decrease of $983.6 million, or 50.6%, from over $1.9 billion for the third quarter of 2008. Orders for drilling equipment in the third quarter of 2009 declined nearly 77% from the third quarter of 2008 largely due to a lower level of activity with regard to new deepwater rig construction projects and lower levels of awards for new land equipment.  Orders for subsea equipment were down 52% in the third quarter of 2009 as compared to the same period in 2008 as the third quarter of 2008 included an award for a major subsea project offshore West Africa totaling in excess of $800 million compared to orders received in the third quarter of 2009 under a new frame agreement for future delivery of subsea trees for projects offshore Brazil currently valued at approximately $300 million. The total value to the Company of this new frame agreement is expected to approximate $500 million as additional orders are received in the future.  Surface equipment orders decreased 19% during the three months ended September 30, 2009 when compared to the same period in 2008 primarily due to a decline during these same periods of nearly 51% in average U.S. rig counts as a result of a more than 40% decrease in average crude oil prices and a nearly 65% decrease in average natural gas prices. Orders for process systems were up 14% during the third quarter of 2009 as compared to the third quarter of 2008, due primarily to a large multiphase pumping system order received in the third quarter of 2009 for use on offshore platforms in the Gulf of Mexico.

The V&M segment had orders of $253.4 million in the third quarter of 2009, a decrease of $222.0 million, or 46.7%, from $475.4 million for the comparable period in 2008. Orders decreased in all product lines during the third quarter of 2009 as compared to the same period in 2008 as follows: (i) distributed product orders decreased 70% as a result of softness in the North American market as compared to strong 2008 activity levels, (ii) orders for engineered valves decreased nearly 43% due to delays in various large international projects as compared to the third quarter of 2008 and overall weakness in the U.S. and Canadian markets, (iii) orders in the process valve product line decreased nearly 20% due to lower international project activity as well as weaker demand from customers in the United States and (iv) orders for measurement products decreased 47% over the similar period in 2008 reflecting lower awards from customers in the United States, Canada and the United Kingdom due to declining activity levels.

Orders in the CS segment for the three months ended September 30, 2009 totaled $127.8 million, a decrease of $63.2 million, or 33.0%, from $191.0 million for the three months ended September 30, 2008. Centrifugal compression equipment orders declined 32% in the third quarter of 2009 when compared to the similar period in 2008, accounting for nearly 56% of the total decrease in segment orders, whereas reciprocating compression equipment orders decreased nearly 35% in the third quarter of 2009. The global decline in economic activity that began in late 2008 contributed significantly to the decline in centrifugal compression equipment orders for plant air machines and for engineered products, primarily those designed for air separation applications. Nearly 59% of the decline in orders within the reciprocating compression equipment product line was due to a 79% reduction in demand for Superior compressors in the third quarter of 2009 as compared to the same period in 2008 due largely to the strong order levels in the third quarter of 2008 from international customers which did not repeat in the third quarter of 2009. The impact of lower natural gas prices on activity levels and the lack of a repeat of the strong order levels experienced in the third quarter of 2008 also contributed to declines in demand for Ajax units and aftermarket parts and services in the current quarter as compared to last year.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

Consolidated Results -

The Company’s net income for the first nine months of 2009 totaled $378.2 million, or $1.71 per diluted share, compared to $434.7 million, or $1.88 per diluted share, for the first nine months of 2008.  The Company’s consolidated condensed results of operations for the first nine months of 2008 and the consolidated condensed balance sheet as of December 31, 2008 have been retrospectively revised to reflect the adoption of ASC 470-20, effective January 1, 2009.  ASC 470-20 was issued by the Financial Accounting Standards Board in May 2008 to clarify the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements).  The standard requires issuers of these instruments to separately account for the related liability and equity components in a manner that will reflect an issuer’s nonconvertible debt borrowing rate in its reported interest expense.  Retrospective revision of the financial statements for prior periods is required under ASC 470-20.  As a result of the adoption of this new standard, the Company’s consolidated net income for the first nine months of 2008 has been retrospectively revised from $444.6 million, or $1.93 per diluted share, as previously reported, to $434.7 million, or $1.88 per diluted share.

Included in operating results for the first nine months of 2009 were employee severance and related benefit costs associated primarily with workforce reductions during this period and certain other costs incurred mainly in connection with the pending acquisition of NATCO Group, Inc., totaling $39.0 million, or $0.11 per diluted share.

Revenues

Revenues for the first nine months of 2009 totaled $3.8 billion, a decrease of $565.8 million, or 13.1%, from $4.3 billion for the first nine months of 2008.  DPS segment revenues declined 11.3%, accounting for nearly 56% of the decrease in consolidated revenues, as a result of lower surface equipment sales due to lower worldwide drilling and production activity levels and due to lower shipments and activity levels relating to certain large subsea projects.  V&M segment revenues were down 19.4%, largely reflecting lower activity levels in the U.S., Canadian and U.K. markets while CS segment revenues decreased 8.5%, mainly as a result of a decline in reciprocating compression parts and equipment sales resulting from the impact of lower natural gas prices on activity levels and weakness in the U.S. market.  Included in consolidated revenues for the first nine months of 2009 were $19.8 million of fees associated with cancellation of existing orders.

During the first nine months of 2009, nearly 60% of the Company’s revenue was reflected in entities with functional currencies other than the U.S. dollar.  In translating these entities’ functional currency income statements to U.S. dollars for consolidation purposes, an increase in the value of the U.S. dollar compared to the applicable functional currency will result in a lower amount of U.S. dollar revenues and costs for the same amount of functional currency revenues and costs.  Nearly 13% of the net reduction in consolidated revenue during the first nine months of 2009 as compared to the same period in 2008 was due to the stronger U.S. dollar against these other foreign currencies for much of the year, partially offset by approximately $52.3 million in incremental revenues generated by businesses acquired since the first nine months of 2008.

Costs and Expenses

Cost of sales (exclusive of depreciation and amortization) for the first nine months of 2009 totaled $2.5 billion, a decrease of $567.0 million, or 18.4%, from $3.1 billion for the first nine months of 2008.  Cost of sales as a percent of revenues decreased from 71.2% for the nine months ended September 30, 2008 to 66.8% for the nine months ended September 30, 2009.  References to margins in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to Revenues minus Cost of Sales (exclusive of depreciation and amortization) as shown separately on the Company’s Consolidated Condensed Results of Operations statement for the three- and nine-month periods ended September 30, 2009 and 2008.  The decrease in the ratio of cost of sales to revenues was attributable primarily to a 4.7 percentage-point decline in the ratio related to the DPS segment primarily as a result of higher margins on drilling and subsea equipment sales as well as process systems projects, including the recovery of previously expensed costs related to a large subsea project, partially offset by the impact of the decline in sales volume in the V&M segment (a 0.5 percentage-point increase in the ratio of cost of sales to revenues).

Selling and administrative expenses for the nine months ended September 30, 2009 were $517.2 million as compared to $484.5 million for the nine months ended September 30, 2008, an increase of $32.7 million, or 6.8%.  As a percentage of revenues, selling and administrative costs increased from 11.2% for the first nine months of 2008 to 13.8% for the first nine months of 2009.  The increase was mainly attributable to (i) higher provisions for doubtful accounts totaling approximately $14.1 million relating to uncertainties regarding collection of receivables, primarily in the DPS and CS segments, (ii) a $7.5 million write-down related to a receivable associated with the 2006 sale of the Company’s interest in its Iranian joint venture, (iii) the absence in the first nine months of 2009 of a $5.8 million reduction in expense recorded in the first nine months of 2008 relating to one of the Company’s non-U.S. defined benefit pension plans and (iv) higher employee-related and facility costs primarily associated with the Subsea business in the DPS segment.  These increases were partially offset by the absence in the first nine months of 2009 of a $3.6 million charge recorded in the first nine months of 2008 related to a dispute on an historical acquisition.

Depreciation and amortization expense for the first nine months of 2009 was $112.3 million, an increase of $16.6 million, or 17.3%, from $95.7 million for the first nine months of 2008.  Nearly 40% of the increase was due to the effects of newly acquired businesses with the remaining increase primarily the result of higher depreciation expense associated with increased levels of capital spending in periods prior to the first nine months of 2009 and higher amortization of acquired intangibles.

Interest income totaled $5.4 million for the nine months ended September 30, 2009 compared to $22.2 million for the nine months ended September 30, 2008.  The decrease is due primarily to lower short-term interest rates during the first nine months of 2009 as compared to the first nine months of 2008, partially offset by higher levels of invested cash balances during the first nine months of 2009.

Interest expense was $73.8 million for the nine months ended September 30, 2009 compared to $46.1 million for the nine months ended September 30, 2008, an increase of $27.7 million.  Interest expense for the first nine months of 2008 has been retrospectively revised from $30.5 million to $46.1 million to reflect the adoption of ASC 470-20 described above.  Interest expense during the first nine months of 2009 relating to the adoption of ASC 470-20 totaled over $11.9 million.  The primary reason for the increase in interest expense was due to $24.7 million of additional interest associated with the issuance of $450.0 million of 6.375% senior notes and $300.0 million of 7.0% senior notes in June 2008.

The income tax provision for the nine months ended September 30, 2009 was $131.3 million compared to $206.3 million for the nine months ended September 30, 2008.  The effective tax rates during the first nine months of 2009 and 2008 were 25.8% and 32.2%, respectively.  The effective tax rate for the first nine months of 2009 is lower than the comparable previous period primarily as a result of two items (i) a lowering of the annual estimated effective tax rate to 27% as a result of changes in the Company’s international structure implemented during 2009 and (ii) a net reduction in reserves for uncertain tax positions primarily related to settlements with tax authorities and adjustments to prior year accruals, partially offset by unrecognized benefits of certain tax positions totaling approximately $6.3 million.

Revenues and income before income taxes for the DPS, V&M and CS segments are discussed in more detail below.

Segment Results -

DPS Segment

	Nine Months Ended September 30,		Increase (Decrease)
(dollars in millions)	2009	2008		$	%
Revenues	$2,459.1	$2,773.6	$(314.5)		(11.3)%
Income before income taxes	$486.6	$453.7	$32.9		7.3%

DPS segment revenues for the first nine months of 2009 totaled $2.5 billion, a decrease of $314.5 million, or 11.3%, from $2.8 billion for the first nine months of 2008.  Approximately 17% of the decrease was attributable to the effects of a stronger U.S. dollar against certain other foreign currencies for much of the year for the same reasons as mentioned under “Consolidated Results – Revenues” above, partially offset by the incremental impact of approximately $42.7 million of additional revenues generated from businesses acquired since the first nine months of 2008.  Absent the effects of a stronger U.S. dollar and newly acquired businesses, the remaining decrease was the result of a 14% decline in surface equipment sales, an 11% decrease in subsea equipment sales and a 4% decrease in drilling equipment sales while sales of process systems were flat during the first nine months of 2009 as compared to the first nine months of 2008.  Surface equipment sales declined in all major regions of the world due to the impact of lower commodity prices on drilling and production activity levels. The decrease in subsea equipment sales was mostly due to a lower level of shipments and activity relating to major projects offshore West Africa and the Western coast of Australia.  Sales of drilling equipment during the first nine months of 2009 as compared to the first nine months of 2008 were down due primarily to a lower level of activity relating to completion of equipment for new major deepwater rig construction projects, partially offset by an increased level of demand for spares and aftermarket repairs.

Income before income taxes totaled $486.6 million for the nine months ended September 30, 2009 compared to $453.7 million for the nine months ended September 30, 2008, an increase of $32.9 million, or 7.3%.  Cost of sales as a percent of revenues decreased from 73.6% in the first nine months of 2008 to 67.0% in the first nine months of 2009.  The decrease in the ratio of cost of sales to revenues was due primarily to (i) the impact of higher margins on deepwater drilling projects, including the impact of changes in estimates of project costs, as well as a higher proportion of sales of higher-margin drilling projects in the first nine months of 2009 as compared to the first nine months of 2008 (approximately a 3.2 percentage-point decrease), (ii) an improvement in margins on large subsea projects, including the recovery of previously expensed costs related to a large subsea project, as well as a mix change to a lower proportion of sales of subsea projects which carry a higher cost of sales-to-revenue ratio than the segment’s other base businesses (approximately a 2.6 percentage-point decrease in the ratio) and (iii) higher margins on process systems projects during the first nine months of 2009 as compared to the same period in 2008 (approximately a 0.5 percentage-point decrease).

Selling and administrative expenses for the first nine months of 2009 totaled $263.4 million, an increase of $36.4 million, or 16.0%, from $227.0 million during the comparable period of 2008.  The increase was mainly attributable to (i) a $10.7 million increase in the provision for doubtful accounts primarily relating to certain past due receivables, (ii) a $7.5 million write-down related to a receivable associated with the 2006 sale of the Company’s interest in its Iranian joint venture and (iii) the effects of higher headcount and employee-related costs, primarily in the subsea business.

Depreciation and amortization increased $11.8 million, from $50.8 million for the nine months ended September 30, 2008 to $62.6 million for the nine months ended September 30, 2009.  Over one-half of the increase was due to the effects of newly acquired businesses with the remaining increase primarily the result of higher depreciation expense associated with increased levels of capital spending in periods prior to the first nine months of 2009 and higher amortization of acquired intangibles.

V&M Segment

	Nine Months Ended September 30,		Decrease
(dollars in millions)	2009	2008		$	%
Revenues	$882.6	$1,095.1	$(212.5)		(19.4)%
Income before income taxes	$160.1	$221.7	$(61.6)		(27.8)%

Revenues for the V&M segment for the first nine months of 2009 totaled $882.6 million as compared to $1.1 billion in the first nine months of 2008, a decline of $212.5 million, or 19.4%.  Over 90% of the decline in revenues was the result of a decrease in sales of engineered and distributed valves and of measurement products due largely to the impact of a decrease in market activity in the United States, Canada and the United Kingdom.  Revenues from the segment’s process valves and aftermarket product lines were each down less than 10% during the first nine months of 2009 as compared to the first nine months of 2008 also reflecting the weak market conditions in the United States.

Income before income taxes totaled $160.1 million for the first nine months of 2009, a decrease of $61.6 million, or 27.8%, compared to $221.7 million for the first nine months of 2008.  Cost of sales as a percent of revenues decreased from 65.8% in the first nine months of 2008 to 65.2% in the first nine months of 2009.  The decline is primarily the result of the net impact of improved margins in the process valve product line and a mix shift in product line sales as the result of a large decrease in sales of generally lower margin distributed products.

Selling and administrative expenses for the first nine months of 2009 were $120.5 million, a decrease of $9.1 million, or 7.0%, as compared to $129.6 million in the first nine months of 2008.  However, as a percent of revenues, selling and administrative expenses increased from 11.8% in the first nine months of 2008 to 13.7% in the first nine months of 2009 as costs did not decline as quickly as revenues.  The decrease was primarily attributable to lower employee related costs due to headcount reductions, savings from plant consolidations and discretionary spending controls.

Depreciation and amortization increased $2.8 million from $23.7 million in the first nine months of 2008 to $26.5 million in the first nine months of 2009.  The increase was due largely to higher capital spending in periods prior to the first nine months of 2009 on facilities and for new machinery and equipment, mainly in the U.S., Canada and Italy.

CS Segment

	Nine Months Ended September 30,		Decrease
(dollars in millions)	2009	2008		$	%
Revenues	$417.1	$455.9	$(38.8)		(8.5)%
Income before income taxes	$58.8	$72.9	$(14.1)		(19.3)%

CS segment revenues for the nine months ended September 30, 2009 totaled $417.1 million, a decrease of $38.8 million, or 8.5%, from $455.9 million for the nine months ended September 30, 2008. Sales of reciprocating equipment were down 18% in the first nine months of 2009 as compared to the first nine months of 2008, accounting for nearly 97% of the decline in segment revenues.   The decrease in reciprocating equipment sales was primarily due to a 41% decline in sales of Ajax units, primarily to U.S.-based lease fleet operators, and a 12% reduction in aftermarket revenues reflecting weaker market conditions in the United States.  In the centrifugal compression equipment product line, lower aftermarket revenues and a 40% decrease in shipments of plant air machines were mostly offset by a 17% increase in sales of engineered units, primarily to international customers for gas compression and engineered air applications.  The decline in shipments of plant air machines was largely attributable to the absence in the first nine months of 2009 of several multi-unit shipments that had occurred in the first nine months of 2008 to various international customers.
Income before income taxes for the CS segment totaled $58.8 million for the first nine months of 2009 compared to $72.9 million for the first nine months of 2008, a decrease of $14.1 million, or 19.3%. Cost of sales as a percent of revenues increased from 68.9% in the first nine months of 2008 to 69.2% for the same period in 2009.  The increase in the ratio of cost of sales to revenues was due primarily to (i) a reclassification of a provision previously recorded in selling and administrative expenses to cost of sales which resulted in an approximate 1.3 percentage-point increase in the ratio, (ii) higher inventory write-offs in the first nine months of 2009 (resulting in an approximate 0.8 percentage-point increase in the cost of sales to revenues ratio) and (iii) higher warranty accruals and a higher exchange loss on transactions denominated in currencies other than functional currency (approximately a 0.9 percentage-point increase).  These increases were mostly offset by an improvement in margins on reciprocating and centrifugal compression equipment due to better pricing, a mix shift from lower-margin domestic shipments to higher margin international shipments and a mix shift from lower margin reciprocating compression equipment to a higher portion of sales of higher margin centrifugal compression equipment (approximately a 2.7 percentage-point decrease in the ratio of cost of sales to revenues).

Selling and administrative expenses for the nine months ended September 30, 2009 totaled $57.4 million, a decrease of $0.4 million, or 0.6%, from $57.8 million during the comparable period of 2008. The decrease was primarily attributable to lower employee-related costs associated largely with travel restrictions and other spending controls partially offset by an increase of $2.6 million in the provision for bad debts, net of a reclassification of a portion of the provision to cost of sales as described above.

Corporate Segment

The Corporate segment’s loss before income taxes was $196.0 million in the first nine months of 2009 as compared to $107.2 million in the first nine months of 2008.  The loss before income taxes for the Corporate segment for the first nine months of 2008 was retrospectively revised from $91.6 million to $107.2 million to reflect the adoption of ASC 470-20 described above under “Consolidated Results”.  The adoption of ASC 470-20, effective January 1, 2009, required the Company to retrospectively revise its 2008 financial statements for consistency with the results for the first nine months of 2009 reported under this new accounting standard.

Selling and administrative expenses for the first nine months of 2009 totaled $76.0 million, an increase of $5.8 million, or 8.2%, from $70.2 million during the comparable period of 2008.  The primary reasons for the increase were (i) the absence in the first nine months of 2009 of a $5.8 million reduction in expense recorded in the first nine months of 2008 relating to one of the Company’s non-U.S. defined benefit pension plans and (ii) higher employee incentive costs.  These increases were partially offset by the absence in the first nine months of 2009 of a $3.6 million charge taken in the first nine months of 2008 related to a dispute on an historical acquisition.

The decrease in interest income, the increase in interest expense and the severance and other restructuring expense incurred during the first nine months of 2009 as compared to the same period in 2008 are discussed in “Consolidated Results” above.

Orders and Backlog -

Orders were as follows (dollars in millions):

	Nine Months Ended September 30,		Decrease
	2009	2008		$	%
DPS	$2,186.1	$4,511.0	$(2,324.9)		(51.5)%
V&M	680.7	1,260.5	(579.8)		(46.0)%
CS	361.3	596.6	(235.3)		(39.4)%
	$3,228.1	$6,368.1	$(3,140.0)		(49.3)%

Orders for the first nine months of 2009 decreased over $3.1 billion, or 49.3%, from the first nine months of 2008.  This year-to-date percentage decrease was consistent with the percentage decrease in the third quarter of 2009 compared to the same period last year.  In addition, approximately $61.0 million of orders were cancelled by customers during the first nine months of 2009.

DPS segment orders for the first nine months of 2009 totaled $2.2 billion, a decrease of over $2.3 billion, or 51.5%, from $4.5 billion for the first nine months of 2008. Orders for subsea equipment were down 62% in the first nine months of 2009 as compared to the same period in 2008 as a result of two large awards received in the first nine months of 2008 totaling nearly $1.5 billion for projects offshore West Africa that did not re-occur in the current period other than for orders received in the first nine months of 2009 under a new frame agreement for future delivery of subsea trees for projects offshore Brazil currently valued at approximately $300 million.  The total value to the Company of this new frame agreement is expected to approximate $500 million as additional orders are received in the future.  Orders for drilling equipment in the first nine months of 2009 declined 57% from the first nine months of 2008 largely due to a lower level of activity with regard to new deepwater rig construction projects and lower levels of awards for new land equipment.  Surface equipment orders decreased 30% in the first nine months of 2009 when compared to the same period in 2008 primarily due to a decline during these same periods of nearly 42% in average U.S. rig counts as a result of a nearly 50% decrease in average crude oil prices and a decrease of over 60% in average natural gas prices. Orders for process systems were down 4% in the first nine months of 2009 when compared to the same period in 2008 mainly as a result of project delays during the current period.

The V&M segment had orders of $680.7 million in the first nine months of 2009, a decrease of $579.8 million, or 46.0%, from nearly $1.3 billion for the comparable period in 2008. Orders decreased in all product lines during the first nine months of 2009 as compared to the same period in 2008 as follows: (i) distributed product orders decreased 64% as a result of weakness in the North American market as compared to 2008 activity levels, (ii) orders for engineered valves decreased 48% due to project delays and overall weakness in the U.S. and Canadian markets, (iii) orders in the process valve product line decreased 31% due to lower activity relating to refinery and petrochemical projects and (iv) orders for measurement products decreased nearly 27% reflecting lower awards in the U.K., Canada and the United States.

Orders in the CS segment for the first nine months of 2009 totaled $361.3 million, a decrease of $235.3 million, or 39.4%, from $596.6 million in the first nine months of 2008. Centrifugal compression equipment orders declined 55% in the first nine months of 2009 when compared to the similar period in 2008, whereas reciprocating compression equipment orders decreased nearly 16% in the current period. Within the centrifugal compression equipment product line, the global decline in economic activity that began in late 2008 and the lack of new plant construction activity internationally contributed to a 66% decline in orders for new engineered units, primarily designed for air separation and engineered air applications, and to a 47% decline in demand for new plant air equipment.  Similarly, within the reciprocating compression equipment product line, orders for Superior compressors were down 38% and orders for Ajax units declined 26% in the first nine months of 2009 as compared to the first nine months of 2008 reflecting the impact that weak natural gas prices and surplus equipment have had on demand from U.S.-based lease fleet operators and packagers.  The current market conditions and the impact of weak natural gas prices on market activity also contributed to a 6% decline in reciprocating aftermarket parts and service orders for the current period.

Backlog was as follows (dollars in millions):

	September 30, 2009	December 31, 2008	Decrease
			$	%
DPS	$4,195.0	$4,416.8	$(221.8)	(5.0)%
V&M	537.8	749.2	(211.4)	(28.2)%
CS	384.8	440.5	(55.7)	(12.6)%
	$5,117.6	$5,606.5	$(488.9)	(8.7)%

Liquidity and Capital Resources

The Company’s cash and cash equivalents decreased by $93.5 million to $1.5 billion at September 30, 2009 as compared to $1.6 billion at December 31, 2008. The primary reasons for the decrease were cash used for capital expenditures and acquisitions of $187.0 million and $131.1 million cash used for the redemption of convertible debt securities offset by cash provided by operations of $184.1 million, and net loan borrowings of $23.0 million.

During the first nine months of 2009, the Company generated $184.1 million of cash from operations as compared to generating $512.7 million for the same period in 2008. Cash totaling approximately $351.4 million was utilized in the first nine months of 2009 to increase working capital compared to $21.1 million utilized during the same period in 2008.  Cash used for working capital during the first nine months of 2009 primarily resulted from a build in inventory levels in the Company’s project-related drilling and subsea businesses during the first nine months of 2009, higher cash advances paid to vendors, higher income tax payments and a reduction in accounts payable and accrued liabilities, partially offset by a lower level of receivables in each of the Company’s business segments.

The Company utilized $183.4 million of cash for investing activities during the first nine months of 2009 as compared to $256.4 million used during the same period in 2008. The main reason for the decrease is less cash spent on business acquisitions of $74.5 million as compared to the same period of 2008.

During the first nine months of 2009, the Company’s financing activities used $111.8 million of cash compared to $470.0 million of cash generated during the first nine months of 2008.  During June 2008, the Company received net proceeds totaling approximately $742.4 million from issuance of $450.0 million principal amount of 6.375% 10-year senior notes and $300.0 million principal amount of 7.0% 30-year senior notes.  Additionally short-term borrowings of $20.7 million were made during the nine months ended September 30, 2008, most of which was drawn under the Company’s revolving credit facility by the Company’s operations in the United Kingdom for working capital purposes. This compares to payments of $131.1 million related to the redemption of the 1.5% Convertible Debentures offset by net borrowings of $23.0 million during the nine months ended September 30, 2009.  Additionally, the Company spent $7.1 million of cash in the first nine months of 2009 to acquire treasury stock as compared to $215.3 million spent in the first nine months of 2008.

The Company expects to spend approximately $240.0 million for capital equipment and facilities during 2009 in connection with its program of improving manufacturing efficiency.  Cash on hand and future expected operating cash flows will be utilized to fund the remainder of the Company’s 2009 capital spending program.

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

Factors That May Affect Financial Condition and Future Results

The lack of liquidity in the public and private credit markets could adversely impact the ability of its customers to finance future purchases of equipment or could adversely impact the Company’s ability to finance the Company's future operational and capital needs.

The public and private credit markets in the United States and around the world are currently constricted due to economic concerns regarding the present state of various world economies. The tight credit markets have in certain cases, negatively impacted the ability of customers to finance purchases of the Company’s equipment and is expected to continue, in the short-term, to negatively impact sales, profitability and operating cash flows of the Company. Although the Company does not currently anticipate a need to access the credit markets for new financing in the short-term, a prolonged constriction on future lending by banks or investors could also result in higher interest rates on future debt obligations of the Company or could restrict the Company’s ability to obtain sufficient financing to meet its long-term operational and capital needs or could limit its ability in the future to consummate significant business acquisitions to be paid for in cash.

Downturns in the oil and gas industry have had, and will likely in the future have, a negative effect on the Company’s sales and profitability.

Demand for most of the Company’s products and services, and therefore its revenues, depends to a large extent upon the level of capital expenditures related to oil and gas exploration, production, development, processing and transmission. Declines in the latter part of 2008 and in 2009 in oil and gas prices have negatively affected the level of these activities by the Company’s customers and have, in certain instances, resulted in the cancellation, modification or rescheduling of existing orders.  Additionally, the Company expects that the substantial decline in oil and gas prices during the latter half of 2008, which continued into 2009, combined with currently tight credit markets, will continue to affect future short-term spending by the Company’s customers during the remainder of 2009 and into 2010 and will negatively impact the Company’s revenues and profitability for the remainder of 2009 and for 2010.

Factors that contribute to the volatility of oil and gas prices include, but are not limited to, the following:
•   demand for oil and gas, which is impacted by economic and political conditions and weather;
•   the ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain productionlevels and pricing;
•   the level of production from non-OPEC countries;
•   policies regarding exploration and development of oil and gas reserves;
•   the political environments of oil and gas producing regions, including the Middle East.

Cancellation of orders in backlog are possible

The Company has experienced cancellations of existing orders in both its project and certain of its base businesses during recent quarters. If oil and gas prices begin to decline again or return to recently low levels for an extended period of time, further order cancellations or delays in expected shipment dates may occur.  The Company is typically protected against financial losses related to products and services it has provided prior to any cancellation. However, if the Company’s customers continue to cancel existing purchase orders, future profitability could be further negatively impacted.

At September 30, 2009, the Company had a backlog of orders for equipment to be used on deepwater drilling rigs of approximately $683.9 million, including approximately $178.5 million of equipment ordered for rigs whose construction was not supported by a pre-existing contract with an operator.

The inability of the Company to deliver its backlog on time could affect the Company’s future sales and profitability and its relationships with its customers.

At September 30, 2009, the Company’s backlog was $5.1 billion. The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for large subsea projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Many of the contracts the Company enters into with its customers require long manufacturing lead times and contain penalty or incentive clauses relating to on-time delivery. A failure by the Company to deliver in accordance with customer expectations could subject the Company to financial penalties or loss of financial incentives and may result in damage to existing customer relationships. Additionally, the Company bases its earnings guidance to the financial markets on expectations regarding the timing of delivery of product currently in backlog. Failure to deliver backlog in accordance with expectations could negatively impact the Company’s financial performance and thus cause adverse changes in the market price of the Company’s outstanding common stock and other publicly-traded financial instruments.

The Company’s capital expansion program may not yield intended results.

For 2009, the Company expects full-year capital expenditures of approximately $240.0 million, of which nearly $164.0 million has been spent through the first nine months of 2009.  Included in the year-to-date expenditures through September 30, 2009 are approximately $60.1 million of capital spending related to the recently opened surface manufacturing facility in Ploiesti, Romania and an expansion of the Company’s subsea manufacturing facility in Johor, Malaysia.  To the extent these facilities are unable to add production in accordance with the currently scheduled timetable, or in the event production is not as efficient as expected, the Company’s ability to deliver existing or future backlog at expected levels of profitability may be negatively impacted.

Execution of subsea systems projects exposes the Company to risks not present in its surface business.

This market is significantly different from the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and in some cases, new technology. The Company’s subsea business unit received orders in the amount of $875.7 million during the first nine months of 2009.  Several of these orders are substantially more complex and involve substantially more risk than previous projects. To the extent the Company experiences unplanned efficiencies or difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be positively or negatively impacted.  The Company accounts for its subsea projects, as well as separation and drilling projects, using ASC 605-35, Construction-Type and Production-Type contracts.  In accordance with this standard, the Company estimates the expected margin on these projects and recognizes this margin as units are completed. Factors that may affect future project costs and margins include the ability to properly execute the engineering and design phases consistent with our customers’ expectations, production efficiencies, and availability and costs of labor, materials and subcomponents. These factors can significantly impact the accuracy of the Company’s estimates and materially impact the Company’s future period earnings. If the Company experiences cost underruns or overruns, the expected margin could increase or decline. In accordance with ASC 605-35, the Company would record a cumulative adjustment to increase or reduce the margin previously recorded on the related project. Subsea projects accounted for approximately 14.4% of total revenues for the nine months ended September 30, 2009.  As of September 30, 2009, the Company had a subsea systems project backlog of approximately $2.3 billion.

Fluctuations in worldwide currency markets can impact the Company’s profitability.

The Company has established multiple “Centers of Excellence” facilities for manufacturing such products as subsea trees, subsea chokes, subsea production controls and BOPs. These production facilities are located in the United Kingdom, Brazil and other European and Asian countries. To the extent the Company sells these products in U.S. dollars, the Company’s profitability is eroded when the U.S. dollar weakens against the British pound, the euro, the Brazilian real and certain Asian currencies, including the Singapore dollar. Alternatively, profitability is enhanced when the U.S. dollar strengthens against these same currencies.

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

As an example, it has been publicly reported that certain oilfield service companies have experienced recent disputes and difficulties in their business dealings with the national oil company of Venezuela. While Cameron has experienced a slowdown in payments owed to it by the national oil company of Venezuela during 2009, including having amounts due where ultimate collectability is uncertain, the Company has not experienced the extent of difficulties in its business relationship with this company that certain other oilfield service companies have been reported to have had. Total customer revenues earned by the Company’s wholly-owned subsidiaries in Venezuela for the year ended December 31, 2008 totaled $27.8 million. At September 30, 2009, the Company had a backlog of unfilled subsea orders totaling $151.4 million with the national oil company of Venezuela.

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

With respect to FCPA compliance, the Company received and responded to a voluntary request for information in September 2005 from the U.S. Securities and Exchange Commission (SEC) regarding certain of the Company’s West African activities.  In addition, as discussed in Note 15 of the Notes to Consolidated Financial Statements, in July 2007, the Company was one of a number of companies to receive a letter from the Criminal Division of the U.S. Department of Justice (DOJ) requesting information on activities undertaken on their behalf by a customs clearance broker. The DOJ is inquiring into whether certain of the services provided to the Company by the customs clearance broker may have involved violations of the FCPA.  In response, the Company engaged special counsel reporting to the Audit Committee of the Board of Directors to conduct an investigation into its dealings with the customs clearance broker in Nigeria and Angola to determine if any payments made to or by the customs clearance broker on the Company’s behalf constituted a violation of the FCPA.  To date, the special counsel has found that the Company utilized certain services in Nigeria offered by the customs clearance broker that appear to be similar to services that have been under review by the DOJ.  Special counsel is reviewing these and other services and activities, such as immigration matters and importation permitting in Nigeria, to determine whether they were conducted in compliance with all applicable laws and regulations. Special counsel is also reviewing the extent, if any, of the Company’s knowledge, and its involvement in the performance of these services and activities, and whether the Company fulfilled its obligations under the FCPA.  In addition, the SEC is conducting an informal inquiry into the same matters currently under review by the DOJ. As part of this inquiry, the SEC has requested that the Company provide to them the information and documents that have been requested by and are being provided to the DOJ. The Company is cooperating fully with the SEC, as it is doing with the DOJ, and is providing the requested materials. Both agencies have requested, and been granted, an extension of the statute of limitations with respect to matters under review until January 2010.

At this stage, the Company cannot predict the ultimate outcome of the government inquiries. The Company has undertaken an enhanced compliance training effort for its personnel, including foreign operations personnel dealing with customs clearance regulations, and hired a Chief Compliance Officer in September 2008 to oversee and direct all legal compliance matters for the Company.

Compliance with U.S. regulations on trade sanctions and embargoes also poses a risk to Cameron since its business is conducted on a worldwide basis through various entities. Cameron has received a number of inquiries from U.S. governmental agencies regarding compliance with these regulations. On March 25, 2009, Cameron received a letter from the Office of Global Security Risk of the U.S. Securities and Exchange Commission inquiring into the status of Cameron's non-U.S. entities' withdrawal from conducting business in or with Iran, Syria and Sudan. In mid-2006, Cameron adopted a policy which prohibited doing business with these and other U.S. embargoed countries and restricted its non-U.S. subsidiaries and persons from taking new orders from those countries, though Cameron did not prohibit them from honoring then existing contracts if they were, in the opinion of non-U.S. counsel, binding and enforceable in accordance with their terms and would subject a Cameron entity to damages for a failure to perform thereunder, provided such contracts could, in fact, be performed without any U.S. person or entity involvement and otherwise in accordance with existing U.S. regulations. Cameron's records show that its non-U.S. entities recognized revenues in 2008 of approximately $3.1 million (direct) and $1.9 million (indirect) to Iran and $1.5 million to Syria. No deliveries were made to Sudan in 2008 nor have there been any deliveries to Syria or Sudan in 2009.  Revenues of approximately $0.6 million were recognized with respect to business with Iran in the third quarter of 2009.  Cameron's backlog report shows remaining revenues from deliveries to Iran of approximately $4.4 million scheduled to be recognized subsequent to September 30, 2009.  It is expected that with these deliveries, performance under the pre-mid-2006 contracts will be complete. Cameron is examining these deliveries to confirm they were in compliance with its policy and is actively monitoring present and future performance of its non-U.S. entities to ensure compliance.  Cameron also received an inquiry from the Office of Global Security Risk regarding essentially the same matters in 2006. In December 2008, Cameron received an inquiry from the U.S. Department of Treasury's Office of Foreign Assets Control regarding a bank guaranty Cameron attempted to establish for a sale to a Burmese entity. Cameron has responded and has received no further inquiry regarding this matter.

In January 2007, the Company underwent a Pre-Assessment Survey as part of a Focused Assessment Audit initiated by the Regulatory Audit Division of the U.S. Customs and Border Protection, Department of Homeland Security. The Pre-Assessment Survey resulted in a finding that the Company had deficiencies in its U.S. Customs compliance process and had underpaid customs duties. The Company has taken corrective action and will close out all matters regarding duties owed for import entries processed from September 29, 2001 through October 5, 2007.  The Company expects that the final assessment compliance period will encompass import activity during the second half of 2009.  The fieldwork for the focused Assessment Audit is expected to commence in January of 2010 and be completed by the end of the first quarter of 2010.

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

In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into foreign currency forward contracts to hedge specific large anticipated receipts or payments in currencies for which the Company does not traditionally have fully offsetting local currency expenditures or receipts.  The Company was party to a number of long-term foreign currency forward contracts at September 30, 2009.  The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling, valve or other equipment contracts involving the Company’s United States operations and its wholly-owned subsidiaries in Brazil, France, Italy, Mexico, Romania, Singapore and the United Kingdom.  Information relating to the contracts, which have been accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging, and the fair values recorded in the Company’s Consolidated Balance Sheets at September 30, 2009 follows:

	September 30, 2009
	Year of Contract Expiration
(amounts in millions except exchang rates)	2009	2010	2011	Total	December 31, 2008

Buy BRL/Sell EUR:
Notional amount to sell (in EUR)	8.3	2.6	−	10.9	23.1
Average BRL to EUR contract rate	2.6234	2.6702	−	2.6345	2.5889
Average BRL to EUR rate at September 30, 2009	2.6298	2.6655	−	2.6383	3.4544

Fair value at September 30, 2009 in U.S. dollars					$(8.1)

Buy EUR/Sell GBP:
Notional amount to buy (in EUR)	4.1	8.1	0.7	12.9	49.5
Average GBP to EUR contract rate	0.8105	0.8053	0.8120	0.8074	0.7992
Average GBP to EUR rate at September 30, 2009	0.9139	0.9142	0.9165	0.9142	0.9611

Fair value at September 30, 2009 in U.S. dollars				$2.2	$11.6

Sell USD/Buy EUR:
Notional amount to sell (in USD)	36.8	44.6	−	81.4	117.8
Average USD to EUR contract rate	1.4565	1.4475	−	1.4515	1.5069
Average USD to EUR rate at September 30, 2009	1.4587	1.4585	−	1.4586	1.3929

Fair value at September 30, 2009 in U.S. dollars				$0.4	$(8.9)

Sell USD/Buy GBP:
Notional amount to sell (in USD)	21.5	37.8	2.3	61.6	156.1
Average USD to GBP contract rate	1.7697	1.8932	1.8721	1.8475	1.9155
Average USD to GBP rate at September 30, 2009	1.5961	1.5957	1.5930	1.5957	1.4498

Fair value at September 30, 2009 in U.S. dollars				$(8.4)	$(37.9)

Other Currencies:

Fair value at September 30, 2009 in U.S. dollars				$(2.2)	$(2.6)

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

The fair values of the short-term borrowings under the Company’s revolving credit facility, the 6.375% 10-year Senior Notes and the 7.0% 30-year Senior Notes are principally dependent on prevailing interest rates. The fair value of the 2.5% convertible debentures is principally dependent on both prevailing interest rates and the Company’s current share price as it relates to the initial conversion price of the respective instruments.  Since the Company typically borrows or renews its outstanding borrowings under its revolving credit facility at current interest rates for 30-day periods, changes in interest rates tend to impact the Company’s cash flows over time more so than the fair market value of this portion of the Company’s debt.

The Company has various other short- and long-term borrowings, but believes that the impact of changes in interest rates in the near term will not be material to these instruments.

On October 19, 2009, the Company entered into an interest rate swap with a third party to receive a fixed interest rate of 6.375% and to pay a variable rate based on the 3 month London Interbank Offered Rate (LIBOR) plus 4.801% on a notional value of $200,000,000.   The swap matures on January 15, 2012 and provides for semi-annual payments each January 15 and July 15, beginning January 15, 2010.  Interest is compounded quarterly on the 15th of each January, April, July and October.  An additional interest rate swap with a notional value of $200,000,000 and terms identical to the above was also entered into on October 23, 2009, except that the variable rate to be paid is based on 3 month LIBOR plus 4.779%.  The fair value of both interest rate swaps will be reflected on the Company’s consolidated balance sheet as either an asset or liability with the change in the fair value of the swaps reflected as an adjustment to the Company’s consolidated interest income (in the case of an asset) or consolidated interest expense (in the case of a liability).

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no material changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009.

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

The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas.  Changes in the groundwater flow pattern in the southeast corridor of the Houston project prompted the Company to take additional proactive remedial measures in order to protect the environment and avoid new areas of contamination.  Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At September 30, 2009, the Company’s consolidated balance sheet included a noncurrent liability of approximately $6.7 million for environmental matters.

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

Of the 258 properties included in the Valice class, there were 21 homeowners who opted out of the class settlement.  Agreement has been reached with all homeowners who opted out, including those who filed suits, and their claims for diminution of property value have been resolved.  While one suit that was filed relating to this matter included a claim for bodily injury, Cameron was granted summary judgment on the claim.  The Company is of the opinion that there is no health risk to area residents.  Recent testing results of monitoring wells on the southeastern border of the plume have caused the Company to notify the 33 homeowners who were not in the Valice class that their property may be affected.  Only one such homeowner has made a claim for property value diminution and that claim has been resolved.  The Company is taking remedial measures to prevent additional properties from being affected.

The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements, the class action settlement or other actions that have been or may be filed with respect to this underground water contamination, will not have a material adverse effect on its financial position or results of operations. The Company’s consolidated balance sheet included a liability of $14.5 million for these matters as of September 30, 2009.

The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At September 30, 2009, the Company’s consolidated balance sheet included a liability of approximately $4.5 million for such cases, including estimated legal costs. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Regulatory Contingencies

In January 2007, the Company underwent a Pre-Assessment Survey as part of a Focused Assessment Audit initiated by the Regulatory Audit Division of the U.S. Customs and Border Protection, Department of Homeland Security.  The Pre-Assessment Survey resulted in a finding that the Company had deficiencies in its U.S. Customs compliance process and had underpaid customs duties.  The Company has taken corrective action and has closed out all matters regarding duties owed for import entries processed from September 29, 2001 through October 5, 2007.  The Company expects that the final assessment compliance period will encompass import activity during the second half of 2009.  The field work for the Focused Assessment Audit is expected to commence in January of 2010 and be completed by the end of the first quarter of 2010.

In July 2007, the Company was one of a number of companies to receive a letter from the Criminal Division of the U.S. Department of Justice (DOJ) requesting information on activities undertaken on their behalf by a customs clearance broker. The DOJ is inquiring into whether certain of the services provided to the Company by the customs clearance broker may have involved violations of the U.S. Foreign Corrupt Practices Act (FCPA).  In response, the Company engaged special counsel reporting to the Audit Committee of the Board of Directors to conduct an investigation into its dealings with the customs clearance broker in Nigeria and Angola to determine if any payment made to or by the customs clearance broker on the Company’s behalf constituted a violation of the FCPA. To date, the special counsel has found that the Company utilized certain services in Nigeria offered by the customs clearance broker that appear to be similar to services that have been under review by the DOJ. Special counsel is reviewing these and other services and activities, such as immigration matters and importation permitting, in Nigeria to determine whether they were conducted in compliance with all applicable laws and regulations. Special counsel is also reviewing the extent, if any, of the Company’s knowledge, and its involvement in the performance, of these services and activities and whether the Company fulfilled its obligations under the FCPA.  In addition, the U.S. Securities and Exchange Commission (SEC) is conducting an informal inquiry into the same matters currently under review by the DOJ. As part of this inquiry the SEC has requested that the Company provide to them the information and documents that have been requested by and are being provided to the DOJ. The Company is cooperating fully with the SEC, as it is doing with the DOJ, and is providing the requested materials.

At this stage, the Company cannot predict the ultimate outcome of the government inquiries. The Company has undertaken an enhanced compliance training effort for its personnel, including foreign operations personnel dealing with customs clearance regulations, and hired a Chief Compliance Officer in September 2008 to oversee and direct all legal compliance matters for the Company.

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

Item 1A. Risk Factors

The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 29 – 32 of this quarterly report on Form 10-Q is incorporated herein by reference.

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

Purchases pursuant to the 30,000,000-share Board authorization may be made by way of open market purchases, directly or indirectly, for the Company’s own account or through commercial banks or financial institutions and by the use of derivatives such as a sale or put on the Company’s common stock or by forward or economically equivalent transactions. Shares of common stock purchased and placed in treasury during the nine months ended September 30, 2009 under the Board’s two authorization programs described above are as follows:

Period	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of all repurchase programs (a)	Maximum number of shares that may yet be purchased under all repurchase programs (b)

7/1/09 – 7/31/09	−	$	−	25,894,668	6,760,102
8/1/09 – 8/31/09	−	$	−	25,894,668	6,760,102
9/1/09 – 9/30/09	−	$	−	25,894,668	6,760,102
Total	−	$	−	25,894,668	6,760,102
(a)	There were no share purchases during the three months ended September 30, 2009.

(b)	As of September 30, 2009, there were no remaining shares available for purchase under the May 22, 2006 Board authorization.

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

Date: November 6, 2009	CAMERON INTERNATIONAL CORPORATION
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