Form 10-K
period 2009-12-31
CAMERON INTERNATIONAL CORP
filed 2010-02-26
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13884
CAMERON INTERNATIONAL CORPORATION
(Exact name of Registrant as specified in its charter)
Delaware	76-0451843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1333 West Loop South
Suite 1700
Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (713) 513-3300

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 Per Share	New York Stock Exchange

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
Yes☑                      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes☑                      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                                                                      Accelerated filer ☐                                       Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant as of June 30, 2009, our most recently completed second fiscal quarter, was approximately $5,041,455,418.  For the purposes of the determination of the above statement amount only, all the directors and executive officers of the registrant are presumed to be affiliates. The number of shares of Common Stock, par value $.01 per share, outstanding as of February 12, 2010, was 244,456,688.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant’s Annual Report to Stockholders for the year ended December 31, 2009 are incorporated by reference into Parts I and II. Portions of the registrant’s 2010 Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2010 are incorporated by reference into Part III.

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

The Company’s operations are organized into three business segments – Drilling & Production Systems (DPS), Valves & Measurement (V&M) and Compression Systems (CS).  For additional business segment information for each of the three years in the period ended December 31, 2009, see Note 15 of the Notes to Consolidated Financial Statements, which Notes are incorporated herein by reference in Part II, Item 8 of this Annual Report on Form 10-K.

Cameron’s origin dates back to the mid-1800s with the manufacture of steam engines that provided power for plants and textile or rolling mills. By 1900, with the discovery of oil and gas, Cameron’s predecessor businesses over time became more focused on serving those companies involved in the exploration and production of oil and gas.  This focus grew with the acquisition of various businesses including Cameron Iron Works (blowout preventers, ball valves, control equipment and McEvoy-Willis wellhead equipment and choke valves), The Bessemer Gas Engine Company (gas engines and compressors); Ajax Iron Works (compressors); Superior (engines and compressors); Joy Petroleum Equipment Group (valves, couplings and wellheads); and Joy Industrial Compressor Group (compressors).

Cameron is a Delaware corporation and was incorporated in its current form on November 10, 1994. The Company operated as a wholly-owned subsidiary of Cooper Industries, Inc. until June 30, 1995, when it was spun-off as a separate stand-alone company.  Since then, Cameron has continued its acquisition strategy having made numerous acquisitions including the 1996 acquisition of Ingram Cactus Company, the 1998 acquisition of Orbit Valve International, Inc., 2004’s acquisition of Petreco International, Inc., the purchase of substantially all of the businesses within the Flow Control segment of Dresser, Inc. in 2005 and the acquisition of NATCO Group, Inc. (NATCO) in 2009.

The common stock of Cameron trades on the New York Stock Exchange under the symbol “CAM”.  The Company’s Internet address is www.c-a-m.com. General information about Cameron, including its Corporate Governance Principles, charters for the committees of the Company’s board of directors, Standards of Conduct, and Codes of Ethics for Management Personnel, including Senior Financial Officers and Directors, can be found in the Ethics and Governance section of the Company’s website. The Company makes available on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the Exchange Act) as soon as reasonably practicable after the Company electronically files or furnishes them to the United States Securities and Exchange Commission (the SEC).  Information filed by the Company with the SEC is also available at www.sec.gov or may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information regarding operations of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Business Segments

Markets and Products

Drilling & Production Systems Segment

DPS is a leading provider of systems and equipment used to control pressures, direct flows of oil and gas wells and separate oil and gas from impurities. Its products are employed in a wide variety of operating environments including basic onshore fields, highly complex onshore and offshore environments, deepwater subsea applications and ultra-high temperature geothermal operations.

DPS’s products include surface and subsea production systems, blowout preventers (BOPs), drilling and production control systems, oil and gas separation equipment, gas conditioning units, membrane separation systems, water processing systems, block valves, gate valves, actuators, chokes, wellheads, drilling riser and aftermarket parts and services.  DPS also manufactures elastomers, which are used in pressure and flow control equipment and other petroleum industry applications, as well as in the petroleum, petrochemical, rubber molding and plastics industries.

DPS primarily markets its products directly to end-users through a worldwide network of sales and marketing employees, supported by agents in some international locations. Due to the technical nature of many of the products, the marketing effort is further supported by a staff of engineering employees.

DPS’s customers include oil and gas majors, national oil companies, independent producers, engineering and construction companies, drilling contractors, rental companies and geothermal energy producers.

Drilling Systems –

DPS is one of the leading global suppliers of integrated drilling systems for land, platform and subsea applications. Drilling equipment designed and manufactured by DPS includes ram and annular  BOPs, control systems, drilling riser, drilling valves, choke and kill manifolds, diverter systems and aftermarket parts and services. DPS markets its drilling systems products under the Cameron®, Guiberson®, H&H™, Melco™ and Townsend™ brand names.

Although the pace of orders for new deepwater drilling rigs declined in 2009 from the record order levels of 2006 – 2008, the Company continues to be a primary supplier of BOPs and related equipment to the drilling industry.  As a result of the high order levels in recent years, the Company has made significant investments at the Beziers, France BOP and riser manufacturing facility, the Houston Controls facility and the Berwick, Louisiana BOP stack-up yard which helped allow Cameron to ship a large number of drilling stacks to customers during 2009 and resulted in Drilling Systems being the second largest revenue contributor to the DPS segment for the year.  The Company had also taken steps in recent years to expand its product offerings and services to drilling customers with the November 2008 purchase of KB Industries, an Odessa, Texas-based manufacturer of surface BOPs and control systems and the September 2008 acquisition of Guiberson Well Service Systems, a market leader in well servicing equipment and replacement parts.  During 2009, Drilling Systems continued to expand its global repair and service capabilities, took steps to streamline and consolidate its elastomer operations and opened a new facility in Houston to serve as a “center of excellence” for certain of its manifold products and to provide repair and recertification of drilling-specific products.

Surface Systems –

DPS is a global market leader in supplying surface production equipment, from conventional to high-pressure, high temperature (HPHT) wellheads, production systems and controls, block valves, gate valves, mudline systems, dry completion systems and aftermarket parts and services.   DPS markets its surface systems products under the Cameron®, Camrod™, IC™, McEvoy®, Precision™, SBS™, Tundra™, Willis® and  WKM® brand names.

Cameron, which has a global base of installed equipment and an aftermarket presence in virtually every major hydrocarbon-producing region around the world, is the industry’s largest provider of surface production equipment.  The Company made investments in its artificial lift business during 2008 with the acquisition of SBS Oilfield Equipment GmbH, an Austrian-based manufacturer of in-well rod lift pumping and progressive cavity pumping systems, and the late December 2008 acquisition of Paramount Pumps and Supplies, Inc., a Kansas-based manufacturer of rod lift pumping systems.  During 2009, the Company opened a new surface manufacturing plant in Ploiesti, Romania in order to expand its offerings to customers in the European, North African and Russian markets.  Also, a new aftermarket facility was completed in 2009 in Baku, Azerbaijan and construction was initiated on a new aftermarket facility in Kazakhstan to address expected demand for surface products in the Caspian Sea region and North Africa.  As a result of growing interest by customers in extracting natural gas from shale in North America, the Company has also added sales and aftermarket facilities to serve selected shale gas regions and expanded product offerings for fracturing-related services to shale customers.

Subsea Systems –

DPS continues to be a leading provider of subsea wellheads, production systems and controls, manifolds and aftermarket parts and services to customers worldwide, from basic subsea tree orders to integrated solutions that require systems engineering and project management as well as installation and aftermarket support.  DPS markets its subsea systems products under the Cameron®, Mars™, McEvoy® and Willis® brand names.

This business received more than 50 percent of the subsea tree awards for the industry during 2009 and was the DPS segment’s largest source of revenue for the year.  The 2009 awards were significantly impacted by an initial 111-subsea tree order from Petrobras under a $480 million frame agreement that calls for Cameron to ultimately deliver 138 subsea trees and multiple sets of running tools over a four-year period to the Brazilian market.  Other large awards in 2009 for projects in the Gulf of Mexico, Egypt, Australia, Equatorial Guinea and the Mediterranean were also received leading to a record high level of more than 250 subsea trees and associated equipment in backlog at the end of 2009.

In order to address subsea equipment manufacturing capacity needs, improve efficiency and lower manufacturing costs in the subsea product line, the Company completed a new state-of-the-art subsea manufacturing, assembly and test plant in Johor, Malaysia in 2007 and has spent an additional $65 million to further expand the facility.  In addition, the Company made various capital investments in its Leeds, England and Berwick, Louisiana facilities during 2008 and 2009 to further enhance its available capacity.

Process Systems –

The completion of the NATCO acquisition in late 2009, significantly expanded the size, product offerings and global reach of Cameron’s separation and processing business.  NATCO designed, manufactured and marketed oil and gas production equipment and separation systems.  NATCO products and services have been used onshore and offshore, upstream and downstream, in most major oil and gas producing regions of the world.  The Process Systems business provides custom-engineered process packages to operators worldwide for separation and treatment of oil, gas, water and solids.  Products offered include separators, heaters, dehydration and desalting units, gas conditioning units, membrane separation systems, water processing systems and aftermarket parts and services.  DPS markets its process systems products under the Cameron®, Consept™, Cynara®, Hydromation®, KCC™, Krebs™, Metrol®, Mozley™, NATCO®, Petreco®, Porta-test®, Unicel™, Vortoil® and Wemco® brand names.

During 2009, in order to expand its manufacturing and technology capabilities, Process Systems opened a facility in Saudi Arabia through a joint venture with a local partner and relocated its Technology Center from Tulsa, Oklahoma to Houston, Texas to better facilitate and support many industry partnerships and joint venture development programs with customers.

Flow Control –

DPS’s Flow Control business provides chokes, actuators, gears, valve accessories and automation solutions to other Cameron businesses, as well as to other industry manufacturers and directly to end users under such brand names as Cameron®, Dynatorque™, Ledeen®, Maxtorque™, Test™ and Willis®.

During 2008, Flow Control added to its product offerings with the acquisition of the Surface Safety Systems business that had previously been part of the Baker Hughes International Oil Tools division and the acquisition of Dyna-Torque, Inc., a Michigan-based manufacturer of gear operators that can be combined with the segment’s existing actuator products for use on valves around the world.  In 2009, the business was further expanded as a result of the mid-year acquisition of Maxtorque which added high performance quarter-turn and multi-turn gear operators for motorized and manual applications, overrides and engineered activation solutions.  The November 2009 acquisition of NATCO also added Test Automation to the division’s offerings of activation equipment and automation technology solutions.  Flow Control also entered the drilling manifold and gate valve repair business in 2009, operating in concert with Drilling Systems’ new “center of excellence” facility opened in Houston, Texas, as described above.

Valves & Measurement Segment

V&M is a leading provider of valves and also supplies measurement systems primarily used to control, direct and measure the flow of oil and gas as they are moved from individual wellheads through flow lines, gathering lines and transmission systems to refineries, petrochemical plants and industrial centers for processing. Equipment used in these environments is generally required to meet demanding standards, including API 6D and the American Society of Mechanical Engineers (ASME).

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

Distributed Valves –

V&M’s Distributed Valves group manufactures a wide variety of valves used in the exploration, production and transportation of oil and gas, with products sold through a network of wholesalers and distributors, primarily in North America.  These valves are marketed under the brand names Demco®, Navco®, Nutron®, Techno™, Thornhill Craver®, Wheatley® and WKM®.  Due to the decline in rig count and activity levels in North America during 2009, the Distributed Valves group has focused on growing its business through investment in international markets, expansion of strategic distributor relationships in North America and gaining efficiencies via consolidation of certain of its Canadian facilities during the year.

Engineered Valves –

The Engineered Valves group of V&M provides a full range of customized ball and gate valves for use in natural gas production and transmission, liquefied natural gas (LNG), crude oil and refined product movements and critical service applications. Products are marketed under the brand names Cameron®, Entech™, Grove®, Ring-O®, TK® and Tom Wheatley®.  During 2009, the Engineered Valves group has invested in new machining capabilities for its Italian operations and is in the process of expanding its facility in Ville Platte, Louisiana to improve its capacity and manufacturing efficiency.

Process Valves –

V&M’s Process Valves group provides valves under the brand names of General Valve®, Orbit®, TBV™ and WKM®  for use in critical service applications that are often subject to extreme temperature conditions, particularly in refinery, power generation (including nuclear), chemical, petrochemical and gas processing markets, including LNG.  The Process Valves group has continued its efforts during 2009 to expand its international exposure, particularly in selected emerging markets, as a result of weak demand for new refinery and petrochemical processing infrastructure projects in North America during the year.

Measurement Systems –

The Measurement Systems group of V&M designs, manufactures and distributes measurement products, systems and solutions to the global oil and gas, process and power industries. The group’s main product brand names include Barton®, Caldon®, Clif Mock™, Jiskoot™, Linco™, Nuflo™ and PAAI™. Cameron has recently enhanced its measurement product line offerings with the March 2008 acquisition of Jiskoot Holdings Limited, a U.K.-based company that engineers and manufactures hardware packages for crude oil sampling, blending and other related applications and the November 2009 acquisition of NATCO, which added the Linco and PAAI brands.  The Measurement Systems group has recently been expanding its international presence with sales offices in India, China, the Middle East and the Asia-Pacific region as an effort to offset current weakness in North American upstream markets.

Aftermarket Services –

The V&M segment also provides aftermarket services including OEM parts, repair, field service, asset management and remanufactured product to customers, particularly in support of the installed base of equipment sold under the numerous brands within the V&M businesses.  The Aftermarket Services group has significantly expanded its capabilities for total valve management services for the Australian and Southeast Asia markets with the 2009 acquisition of Geographe.  In addition, the group also established operations in China and the Middle East during 2009 to support the installed valve base in those regions.

Compression Systems Segment

CS is a provider of compression equipment and aftermarket parts and services for the oil, gas and process industries. Integrally geared centrifugal compressors are used by customers around the world in a variety of industries, including air separation, petrochemical and chemical. CS’s products include integral engine-compressors, separable compressors, turbochargers, integrally geared centrifugal compressors, compressor systems and controls. Its aftermarket services include spare parts, technical services, repairs, overhauls and upgrades.

Reciprocating Compression –

Reciprocating compression equipment is used throughout the energy industry by gas transmission companies, compression leasing companies, oil and gas producers and independent power producers. The CS Reciprocating Compression group’s  products and services are marketed under the Ajax®, Cooper-Bessemer®, CSI™, Enterprise®, Superior®, Texcentric™ and TSI™ brand names. Ajax integral engine-compressors, which combine the engine and compressor on a single drive shaft, are used for gas re-injection and storage, as well as on smaller gathering and transmission lines. Superior-brand separable compressors are used primarily for natural gas applications, including production, storage, withdrawal, processing and transmission, as well as petrochemical processing. These high-speed separable compressor units can be matched with either natural gas engine drivers or electric motors.

CS also provides global support for its products and maintains sales and/or service offices in key international locations. For the year ended December 31, 2009, approximately 57% of the Reciprocating Compression revenues were generated by sales of aftermarket parts and services in support of the Company’s worldwide installed base of compression equipment.

Customers for Reciprocating Compression products include gas transmission companies, compression leasing companies, oil and gas producers and processors and independent power producers.

Centrifugal Compression –

The CS Centrifugal Compression Group manufactures and supplies integrally geared centrifugal compressors and provides aftermarket services to customers worldwide. Centrifugal air compressors, used primarily in manufacturing processes (plant air), are sold under the trade name of Turbo-Air®, with specific models including the TA-2000, TAC-2000, TA-3000, TA-6000 and TA-9000.

Engineered compressors are used in the process air and gas industries and are identified by the MSG® trade name. The process and plant air centrifugal compressors deliver oil-free compressed air and other gases to customers, thus preventing oil contamination of the finished products.

The CS Centrifugal Compression Group also provides installation and maintenance services, parts, repairs, overhauls and upgrades to its worldwide customers for plant air and process gas compressors. It also provides aftermarket service and repairs on all equipment it produces through a worldwide network of distributors, service centers and field service technicians utilizing an extensive inventory of parts marketed under the Joy™ brand name.

Centrifugal Compression customers include petrochemical and refining companies, natural gas processing companies, durable goods manufacturers, utilities, air separation and chemical companies.

Market Issues

Cameron is one of the leaders in the global market for the supply of petroleum production equipment. Cameron believes that it is well-positioned to serve these markets. Plant and service center facilities around the world in major oil- and gas-producing regions provide a broad market coverage. Information relating to revenues generated from shipments to various geographic regions of the world is set forth on page 29 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cameron International Corporation” incorporated by reference in Part II, Item 7 of this Annual Report on Form 10-K and incorporated herein by reference.

The market beyond North America continues to be of greater importance to Cameron accounting for more than 60% of Cameron’s revenues for each of the three years in the period ended December 31, 2009.   The desire to expand oil and gas resources and transmission capacity in developed and developing countries, for both economic and political reasons, continues to be a major factor affecting market demand. Additionally, establishment of industrial infrastructure in the developing countries will necessitate the growth of basic industries that require plant air and process compression equipment. Production and service facilities in North and South America, Europe, the Far and Middle East and West Africa provide the Company with the ability to serve the global marketplace.

In recent years, DPS has been expanding into the deepwater subsea systems market. This market is significantly different from the Company’s other markets since deepwater subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and in some cases, the application of new technology. These projects accounted for approximately 16% of the Company’s consolidated revenues for the year ended December 31, 2009. To the extent the Company experiences unplanned efficiencies or difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be positively or negatively impacted. As of December 31, 2009, the Company had a subsea systems project backlog of approximately $2.0 billion.

The public and private credit markets in the United States and around the world became severely constricted in late 2008 due to economic concerns about various world economies.  This uncertainty and turmoil in the credit markets negatively impacted, in certain cases, the ability of customers to finance purchases of the Company’s equipment which may have contributed to a decline in sales, profitability and operating cash flows of the Company during a portion of 2009.  While economic conditions have shown some improvement in recent months, significant uncertainty still exists over future economic conditions and lenders in many cases continue to exercise tighter lending standards than in recent previous years.  Oil prices, which averaged $100 per barrel during 2008, declined from over $140 per barrel in mid-2008 to nearly $40 per barrel by the end of 2008.  Prices recovered somewhat during 2009 moving back up to the $70 - $80 range for most of the second half of 2009.  Additionally, natural gas prices which averaged around $9.00 per Mcf in 2008 fell to the $5.00 to $6.00 per Mcf range by the end of 2008 and have since stabilized in that range for much of 2009 reflecting currently high storage levels.  Also, rig count levels have shown modest improvement in recent months.  The significant declines in oil and natural gas prices and activity levels around the world negatively impacted the Company’s 2009 orders and results of operations compared to 2008.  The decline in orders during 2009 has resulted in a decrease in backlog levels in the Company’s V&M and CS segments as of the end of 2009 as compared to the end of 2008 which may negatively impact 2010 revenues for those segments when compared to revenues reported for those segments in 2009.  For additional information, see the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cameron International Corporation” incorporated by reference in Part II, Item 7 of this Annual Report on Form 10-K and incorporated herein by reference.

Also, see Part I, Item 1A for a discussion of other risk factors, some of which are market related, that could affect the Company’s financial condition and future results.

New Product Development

For the years ended December 31, 2009, 2008 and 2007, the Company incurred research and product development costs, including costs incurred on projects designed to enhance or add to its existing product offerings, totaling approximately $78,115,000, $68,665,000 and $59,585,000, respectively.  DPS accounted for 70%, 69% and 68% of each respective year’s total costs.

During 2009, Cameron’s Drilling Systems group introduced the world’s first 18¾” 20,000-psi BOP with significantly enhanced capability for high-pressure well drilling and completion.  This new offering provides the characteristics of reduced height and weight found in the EVO™ BOP that was introduced in 2007 as a compact, lighter version of Cameron’s traditional subsea BOP.  Also during 2008, the Company introduced the Sea Pressure Accumulator™ (SPA), a complement to the EVO BOP, which uses seawater pressure instead of traditional nitrogen-charged accumulator bottles to power the BOP rams.

   The Drilling Systems group also introduced Cameron’s RoboSpider in 2009, the world’s first fully automated hydraulic drilling riser torque system and the NASMUX System, an acoustic controls system for subsea BOP’s that offers an alternative to traditional multiplexed control systems.

   New 2009 offerings from Cameron’s Surface Systems group includes the EXACT-10™ (10,000-psi) and EXACT-15™ (15,000-psi) Adjustable Wellhead Systems suitable for both exploration and production drilling applications and a new DF-PA (Diver-Friendly Plug & Abandonment) System designed specifically for installation on hurricane-damaged wells in the Gulf of Mexico.

Cameron’s Subsea Systems group made the initial deployment of its new all-electric subsea production system, CameronDC™ in late 2008 in Total’s K5F field in the Dutch North Sea.  The system has performed as expected and modifications are currently being made to extend its range of possible applications.  One of the latest offerings from the Subsea Systems group is the Multiple Application Reinjection System (MARS™), a unique well intervention system that serves as an interface between subsea production trees and a variety of processing equipment.

With the November 2009 acquisition of NATCO, Cameron’s Process Systems group has added NATCO’s unique CO2 membrane separation technology to its current product offerings.

Competition

Cameron competes in all areas of its operations with a number of other companies, some of which have financial and other resources comparable to or greater than those of Cameron.

Cameron has a leading position in the petroleum production equipment markets. In these markets, Cameron competes principally with Aker Solutions, the Centralift division of Baker Hughes, Inc., Balon Corporation, Circor International, Inc., Dover Corporation, Dril-Quip, Inc., Emerson Process Management, FlowServ Corp., FMC Technologies, Inc., GE Oil & Gas Group (including Vetco Gray and Hydril Company), Masterflo (a division of Stream-Flo Industries Ltd. (i.e. Stream), National Oilwell Varco Inc., PBV-USA, Inc. (a Zy-Tech Global Industries company), Petrovalve (a Flotek Industries, Inc. company), Pibiviese, SPX Corporation’s Flow Technology Segment, T3 Energy Services Inc., Tyco International Ltd., the artificial lift business of Weatherford, Inc. and Wood Group.

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

Cameron also has a strong position in the compression equipment markets. In these markets, Cameron competes principally with the Ariel Corporation, Atlas-Copco AB, CECO (a Compressor Engineering Corporation company), Demag, Dresser-Rand Company, FS-Elliott Company LLC, Endyn Energy Dynamics, Hoerbiger Group and IR Air Solutions. The principal competitive factors in the compression equipment markets are engineering and design capabilities, product performance, reliability, quality, service and price. Cameron has a competent engineering staff and skilled technical and service representatives.

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

Backlog

Cameron’s backlog was approximately $5.2 billion at December 31, 2009 (approximately 63% of which is expected to be shipped during 2010), as compared to $5.6 billion at December 31, 2008, and $4.3 billion at December 31, 2007.  Backlog consists of customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled.

Patents, Trademarks and Other Intellectual Property

As part of its ongoing research, development and manufacturing activities, Cameron has a policy of seeking patents when appropriate on inventions involving new products and product improvements. Cameron owns 338 unexpired United States patents and 711 unexpired foreign patents. During 2009, 49 new U.S. and 68 new foreign patent applications were filed.

Although in the aggregate these patents are of considerable importance to the manufacturing of many of its products, Cameron does not consider any single patent or group of patents to be material to its business as a whole.

Trademarks are also of considerable importance to the marketing of Cameron’s products. Cameron considers the following trade names to be material to its business as a whole: CAMERON, COOPER-BESSEMER, AJAX, WILLIS and W-K-M. Other important trademarks used by Cameron are included under “Markets and Products” above.  Cameron has registered trademarks in countries where such registration is deemed important.

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

Employees

As of December 31, 2009, Cameron had approximately 18,100 employees, of which approximately 21% were represented by labor unions. Over 736 of these employees are covered by contracts expiring in 2010.   In Romania, the Company has approximately 574 employees at its facilities with contracts expiring on various dates in the second half of 2010.

The Company entered into a number of new agreements during 2009, five of which cover a large number of employees.  Two agreements renewed in 2009 cover approximately 700 employees at the Company’s facilities in Italy and expire December 31, 2012.  A third agreement covers approximately 297 employees at the Company’s Buffalo, New York location and expires August 6, 2012.  New agreements were also signed for the Company’s Leeds and Singapore facilities covering approximately 385 and 330 employees expiring October 2010 and June 2011, respectively.

Executive Officers of the Registrant

Name and Age	Present Principal Position and Other Material Positions Held During Last Five Years

Jack B. Moore (56)
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

John D. Carne (61)
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

William C. Lemmer (65)
Senior Vice President and General Counsel since May 2008, Senior Vice President, General Counsel and Secretary from July 2007 to May 2008. Vice President, General Counsel and Secretary from July 1999 to July 2007. Vice President, General Counsel and Secretary of Oryx Energy Company from 1994 to March 1999.

Charles M. Sledge (44)
Senior Vice President and Chief Financial Officer since November 2008.  Vice President and Chief Financial Officer from April 2008 to November 2008.  Vice President and Corporate Controller from July 2001 to March 2008. Senior Vice President, Finance and Treasurer from 1999 to June 2001, and Vice President, Controller from 1996 to 1999, of Stage Stores, Inc., a chain of family apparel stores.

Joseph H. Mongrain (52)
Vice President, Human Resources since June 2006. Director Human Resources, Schlumberger, Data and Consulting from May 2004 to May 2006 and Director, Human Resources, Schlumberger, North and South America from January 2001 to April 2004.

Robert J. Rajeski (64)
Vice President since July 2000. President, Compression Systems since October 2002. President, Cooper Turbocompressor division from July 1999 to October 2002 and President, Cooper Energy Services division from July 2001 to October 2002. Vice President and General Manager of Ingersoll-Dresser Pump Co., Engineered Pump division from 1994 to July 1999.

James E. Wright (56)
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

Christopher A. Krummel (41)
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

Stuart Taylor (48)	Vice President, Tax since December 2008. Tax Director, General Electric from September 2000 to December 2008. Tax Director, International, Baker Hughes, Inc. from May 1993 to June 2000.

H. Keith Jennings (40)
Vice President & Treasurer since June 2009.  Corporate Treasurer, Alghanim Industries from August 2007 to January 2009.  Sr. Treasury Manager PepsiCo Inc. July 2005 to August 2007.  Capital Markets Manager for Ingersoll Rand Company March 2004 to July 2005.  Business Unit Controller at Ingersoll Rand Company from May 2002 to March 2004.  Senior Finance Manager, Pharmacia Corporation May 1995 to May 2002.

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

Drilling stack. A vertical arrangement of blowout prevention equipment installed at the top of the casing at a wellhead to provide maximum pressure integrity in the event of a well control incident for drilling and completion operations.

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

Subsea tree. An assembly of valves, actuators and ancillary equipment connected to the top of the casing of a well located on the sea floor to direct and control the flow of oil and gas from the well.

Valve. A device used to control the rate of flow in a line, to open or shut off a line completely, or to serve as an automatic or semi-automatic safety device.

Wellhead. The equipment installed at the surface of a wellbore to maintain control of a well and including equipment such as the casing head, tubing head and Christmas tree.

ITEM 1A. RISK FACTORS

The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 41 to 45 in the 2009 Annual Report to Stockholders is incorporated herein by reference.

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

 The Company manufactures, markets and sells its products and provides services throughout the world, operating facilities in numerous countries. At December 31, 2009, the significant facilities used by Cameron throughout the world for manufacturing, distribution, aftermarket services, machining, storage, warehousing, sales and administration contained an aggregate of approximately 15,879,000 square feet of space, of which approximately 9,999,000 square feet (63%) was owned and 5,880,000 (37%) was leased.  Of this total, approximately 9,894,000 square feet of space (62%) is located in the Western Hemisphere, 4,008,000 square feet of space (25%) is located in the Eastern Hemisphere, 1,598,000 square feet of space (10%) is located in Asia Pacific and the Middle East and 379,000 square feet of space (2%) is located in West Africa. The table below shows the number of significant operating manufacturing, warehouse, distribution and aftermarket facilities and sales and administrative offices by business segment and geographic area. DPS and V&M share space in certain facilities and, thus, are being reported together.

	Western Hemisphere	Eastern Hemisphere	Asia/Pacific and Middle East	West Africa	Total
DPS and V&M	186	36	52	11	285
CS	17	2	2	−	21
Corporate	1	2	−	−	3
	204	40	54	11	309

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

The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the CS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At December 31, 2009, the Company’s consolidated balance sheet included a noncurrent liability of approximately $7.3 million for environmental matters.

Legal Matters

In 2001, the Company discovered that contaminated underground water from the former manufacturing site in Houston referenced above had migrated under an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners. Concerns over the impact on property values of the underground water contamination and its public disclosure led to a number of claims by homeowners.  The Company has settled these claims, primarily as a result of a settlement of a class action lawsuit, and is obligated to reimburse 197 homeowners for any diminution in value of their property due to contamination concerns at the time of any sale.

  Recent testing results of monitoring wells on the southeastern border of the plume have caused the Company to notify 33 homeowners whose property is adjacent to the class area that their property may be affected. The Company is taking remedial measures to prevent these properties from being affected.

  The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements as well as any possible new claims that may be filed with respect to this underground water contamination will not have a material adverse effect on its financial position or results of operations. The Company’s consolidated balance sheet included a liability of approximately $13.7 million for these matters as of December 31, 2009.

The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At December 31, 2009, the Company’s consolidated balance sheet included a liability of approximately $5.1 million for such cases, including estimated legal costs. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Regulatory Contingencies

In January 2007, the Company underwent a Pre-Assessment Survey as part of a Focused Assessment Audit initiated by the Regulatory Audit Division of the U.S. Customs and Border Protection, Department of Homeland Security.  The Pre-Assessment Survey of the period September 2001 through September 2007 resulted in a finding that the Company had deficiencies in its U.S. customs compliance process and had underpaid customs duties.  The Company has since paid these duties and taken corrective action with respect to the deficiencies.  The sufficiency of these corrective actions is currently undergoing a Follow-Up Compliance Improvement Plan Review which is expected to be completed by the end of the third quarter of 2010.

In July 2007, the Company was one of a number of companies to receive a letter from the Criminal Division of the U.S. Department of Justice (DOJ) requesting information on activities undertaken on their behalf by a customs clearance broker. The DOJ is inquiring into whether certain of the services provided to the Company by the customs clearance broker may have involved violations of the U.S. Foreign Corrupt Practices Act (FCPA).  In response, the Company engaged special counsel reporting to the Audit Committee of the Board of Directors to conduct an investigation into its dealings with the customs clearance broker in Nigeria and Angola to determine if any payment made to or by the customs clearance broker on the Company’s behalf constituted a violation of the FCPA. Special counsel also reviewed the extent, if any, of the Company’s knowledge and involvement in the performance of these services and activities and whether the Company fulfilled its obligations under the FCPA.  In addition, the U.S. Securities and Exchange Commission (SEC) is conducting an informal inquiry into the same matters.  The investigation by special counsel has been completed and the Company is waiting for the agencies to commence discussions regarding the ultimate disposition of this matter.  The current tolling agreement between the Company and the agencies expires on April 30, 2010.  At this stage, the Company cannot predict what the disposition will entail. The Company undertook enhanced compliance training efforts for its personnel, including foreign operations personnel dealing with customs clearance regulations and hired a Chief Compliance Officer in September 2008 to oversee and direct all legal compliance matters for the Company.

The Company completed its acquisition of NATCO in November 2009, and at that time NATCO had a pending SEC enforcement action under the FCPA.  In January 2010, without admitting or denying the underlying allegations, it settled the action and agreed to a civil penalty of $65,000, and, in a related proceeding, agreed to an order requiring it to cease and desist from future violations of the FCPA.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Cameron International Corporation, par value $.01 per share, is traded on the New York Stock Exchange (“NYSE”) under the symbol CAM. No dividends were paid during 2009 or 2008.

The trading activity during 2009 and 2008 was as follows:

	Price Range ($)
	High	Low	Last
2009
First Quarter	$25.74	$17.19	$21.93
Second Quarter	33.07	21.01	28.30
Third Quarter	39.72	24.63	37.82
Fourth Quarter	42.49	35.37	41.80

	Price Range ($)
	High	Low	Last
2008
First Quarter	$52.79	$37.00	$41.64
Second Quarter	57.47	40.80	55.35
Third Quarter	58.53	35.06	38.54
Fourth Quarter	38.54	16.15	20.50

As of February 12, 2010, the approximate number of stockholders of record of Cameron common stock was 1,114.

Information concerning securities authorized for issuance under stock-based compensation plans is included in Note 9 of the Notes to Consolidated Financial Statements, which notes are incorporated herein by reference in Part II, Item 8 hereof.

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

Purchases pursuant to the 30,000,000-share Board authorization may be made by way of open market purchases, directly or indirectly, for the Company’s own account or through commercial banks or financial institutions and by the use of derivatives such as a sale or put on the Company’s common stock or by forward or economically equivalent transactions. Shares of common stock purchased and placed in treasury during the three months ended December 31, 2009 under the Board’s two authorization programs described above were as follows:

Period	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of all repurchase programs (a)	Maximum number of shares that may yet be purchased under all repurchase programs (b)
10/1/09 - 10/31/09	−	$	−	25,894,668	6,760,102
11/1/09 - 11/30/09	340,200		$38.15	26,234,868	6,419,902
12/1/09 - 12/31/09	247,300		$36.97	26,482,168	6,172,602
Total	587,500		$37.65	26,482,168	6,172,602

(a)   All share purchases during the three months ended December 31, 2009 were done through open market transactions.

(b)  As of December 31, 2009, there were no remaining shares available for purchase under the May 22, 2006 Board authorization.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth under the caption “Selected Consolidated Historical Financial Data of Cameron International Corporation” on page 81 in the 2009 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cameron International Corporation” on pages 29 to 47 in the 2009 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information for this item is set forth in the section entitled “Market Risk Information” on pages 46 to 47 in the 2009 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and the independent registered public accounting firm’s reports set forth on pages 48 to 80 in the 2009 Annual Report to Stockholders are incorporated herein by reference:

Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

Consolidated Results of Operations for each of the three years in the period ended December 31, 2009.

Consolidated Balance Sheets as of December 31, 2009 and 2008.

Consolidated Cash Flows for each of the three years in the period ended December 31, 2009.

Consolidated Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2009.

Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) The Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2009.  In conducting management’s evaluation of the effectiveness of the Company’s internal controls over financial reporting, NATCO Group, Inc. and two other businesses acquired during 2009 for a total purchase price of approximately $1,011.7 million were excluded.  These operations constituted less than 1.5% of the Company’s consolidated revenues and income before income taxes and approximately 17% and 26% of total and net assets, respectively, as of and for the year ended December 31, 2009.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(d) Changes in Internal Control over Financial Reporting – There were no changes made in the Company’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the acquisition of NATCO Group, Inc. on November 18, 2009 whose financial results have been included in the consolidated financial results of the Company for the period subsequent to the acquisition.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Section 16(a) compliance, the Audit Committee, the Company’s Code of Business Ethics and Ethics for Directors, shareholder nominating procedures and background of the directors appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance and Board of Directors Matters”, and “Security Ownership of Management” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information concerning "Executive Compensation" required by Item 11 shall be included in the Proxy Statement to be filed relating to our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" required by Item 12 shall be included in our Proxy Statement to be filed relating to the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning the Company's "Policy on Related Person Transactions" and "Director Independence" required by Item 13 shall be included in our Proxy Statement to be filed relating to the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning "Principal Accounting Firm Fees" required by Item 14 shall be included in the Proxy Statement to be filed relating to our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

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

We have audited the consolidated financial statements of Cameron International Corporation (the Company) as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and have issued our report thereon dated February 26, 2010 (incorporated by reference in this Form 10-K).  Our audits also included the financial statement schedule included in Item 15(a)(2) of this Form 10-K.  This schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Houston, Texas
February 26, 2010

Schedule II - Valuation and Qualifying Accounts
(dollars in thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (a)	Translation	Balance at end of period

YEAR ENDED DECEMBER 31, 2009:
Allowance for doubtful accounts	$9,648	$4,618	$4,812	$(3,818)	$559	$15,819
Allowance for obsolete and excess inventory	$49,640	$15,204	$(303)	$(7,306)	$1,718	$58,953
YEAR ENDED DECEMBER 31, 2008:
Allowance for doubtful accounts	$8,244	$5,200	$(843)	$(2,489)	$(464)	$9,648
Allowance for obsolete and excess inventory	$50,055	$7,874	$3,762	$(7,474)	$(4,577)	$49,640
YEAR ENDED DECEMBER 31, 2007:
Allowance for doubtful accounts	$7,303	$3,180	$(1,562)	$(889)	$212	$8,244
Allowance for obsolete and excess inventory	$44,223	$13,361	$3,512	$(13,396)	$2,355	$50,055

___________
(a)	Write-offs of uncollectible receivables, deductions for collections of previously reserved receivables and write-offs of obsolete inventory.

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

3.5*	Third Amended and Restated Bylaws of the Company.

3.6	First Amendment to Third Amended and Restated Bylaws of the Company, filed as Exhibit 3.1 to the Current Report on Form 8-K filed February 19, 2010, and incorporated herein by reference.

3.7
Certificate of Elimination with Respect to Series A Junior Participating Preferred Stock, filed as Exhibit 3.1 to the Current Report on Form 8-K filed December 18, 2007, and incorporated herein by reference.

3.8*	Certificate of Elimination with Respect to Series B Junior Participating Preferred Stock of Cameron International Corporation pursuant to Section 151(g).

4.1	Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 4, 1998 (Registration Statement No. 333-51705), and incorporated herein by reference.

4.2
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

10.5	Fourth Amendment to the Company's Broad Based 2000 Incentive Plan, filed as Exhibit 10.6 to the Annual Report on Form 10-K for 2002 of the Company, and incorporated herein by reference.

10.6*	Cameron International Corporation Retirement Savings Plan, as Amended and Restated, effective January 1, 2008.

10.7*	First through Third Amendments to the Cameron International Corporation Retirement Savings Plan, as Amended and Restated effective January 1, 2008.

10.8
Merger of the Petreco International, Inc. 401(k) Profit Sharing Plan with and into the Cameron International Corporation Retirement Savings Plan, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.9
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

10.11
The Company's Amended and Restated 2005 Equity Incentive Plan, filed as an Appendix to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 5, 2006, and incorporated herein by reference.

10.12
Third Amendment to the Company's 2005 Equity Incentive Plan, filed as an Appendix to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 5, 2006, and incorporated herein by reference.

10.13	Fourth Amendment to the Company's 2005 Equity Incentive Plan filed as Exhibit 10.49 to the Annual Report on Form 10-K for 2006 of the Company, and incorporated herein by reference.

10.14	Fifth Amendment to the Company’s 2005 Equity Incentive Plan filed as Exhibit 10.15 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.15	Sixth Amendment to the Company’s 2005 Equity Incentive Plan filed as Exhibit 10.16 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.16*	Seventh Amendment to the Company’s 2005 Equity Incentive Plan.

10.17*	Eighth Amendment to the Company’s 2005 Equity Incentive Plan.

10.18
Form of Change of Control Agreement, effective December 18, 2008, by and between the Company and R. Scott Amann, John D. Carne, John Bartos, Christopher A. Krummel, William C. Lemmer, Joseph H. Mongrain, Jack B. Moore, Robert J. Rajeski, Charles M. Sledge, Stuart Taylor, Stephen Tomlinson, and James E. Wright filed as Exhibit 10.17 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.19*	Form of Executive Severance Program of the Company, effective July 1, 2000, and reissued January 12, 2007 and November 5, 2009.

10.20
Credit Agreement, dated as of April 14, 2008, among the Company and certain of its subsidiaries and the banks named therein and JPMorgan Chase Bank, N.A., as agent, filed as Exhibit 10.1 to the Current Report on Form 8-K dated April 14, 2008, of the Company, and incorporated herein by reference.

10.21*	Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective January 1, 2008.

10.22*	First and Third Amendments to the Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective January 1, 2008.

10.23
Form of Indemnification Agreement, effective February 20, 2003, by and between the Company and Nathan M. Avery, C. Baker Cunningham, Sheldon R. Erikson, Michael E. Patrick, David Ross and Bruce W. Wilkinson, filed as Exhibit 10.32 to the Annual Report on Form 10-K/A for 2002 of the Company, and incorporated herein by reference.

10.24
Form of Indemnification Agreement, effective February 20, 2003, by and between the Company and Mr. Jeff Altamari, Mr. John Carne, Mr. Hal Goldie, Mr. William C. Lemmer, Mr. Jack B. Moore, Mr. Robert Rajeski, Mr. Charles M. Sledge, and Mr. Rick Steans, filed as Exhibit 10.36 to the Annual Report on Form 10-K for 2003 of the Company, and incorporated herein by reference.

10.25
Form of Stock Option Agreement for grants dated November 22, 2004, under the Company's Long-Term Incentive Plan, filed as an exhibit to a Form 8-K filed on January 18, 2005, and incorporated herein by reference.

10.26
Form of Indemnification Agreement, effective February 7, 2005, by and between the Company and Peter J. Fluor, filed as Exhibit 10.23 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.27
Form of Indemnification Agreement, effective July 1, 2008, by and between the Company and Douglas L. Foshee, filed as Exhibit 10.24 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.28*	Form of Indemnification Agreement, effective June 12, 2009, by and between the Company and Jon Erik Reinhardsen.

10.29	Form of Stock Option Agreement for stock options granted on November 10, 2005, filed as Exhibit 10.47 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference

10.30*	Form of Stock Option Agreement for stock options granted on after April 1, 2009.

10.31
Form of Restricted Stock Agreement for Restricted Stock Units granted on or after November 13, 2008 filed as Exhibit 10.31 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.32*	Form of Restricted Stock Agreement for Restricted Stock Units granted on or after April 1, 2009.

10.33*	Form of Restricted Stock Agreement for Restricted Stock Units granted on or after November 19, 2009.

10.34	The Company's Deferred Compensation Plan for Non-Employee Directors, filed as Exhibit 10.41 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.35
The Company's Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2003.

10.36
 Sixth Amendment to the Company's Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Company's Proxy Statement for the Annual meeting of Stockholders held on May 8, 2003.

10.37	Seventh Amendment to the Company's Long-Term Incentive Plan, filed as Exhibit 10.44 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.38	The Company's Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

10.39
First Amendment to the Company's Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.43 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.4	The Company’s Non Qualified Deferred Compensation Plan, effective January 1, 2008, (Exhibit 4.2 to Registration Statement on Form S-8 No. 333-156712), incorporated herein by reference

10.41
Amended and Restated Management Incentive Compensation Plan of the Company, incorporated herein by reference to the Company’s 2005 Proxy Statement for the Annual Meeting of Stockholders held on May 5, 2005.

10.42	Change in Control Policy of the Company, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of the Company, and incorporated herein by reference.

13.1*	Portions of the 2009 Annual Report to Stockholders are included as an exhibit to this report.

14.1	Code of Business Conduct and Ethics for Directors filed as Exhibit 14.1 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

14.2	Amendment to the Business Conduct and Ethics for Directors, filed as Exhibit 14.1 to the Current Report on Form 8-K filed July 14, 2009, and incorporated herein by reference.

14.3	Code of Ethics for Management Personnel, filed as Exhibit 14.2 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

14.4	Code of Conduct, filed as Exhibit 14.1 to the Current Report on Form 8-K filed August 19, 2009, and incorporated herein by reference.

21.1*	Subsidiaries of registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification.

31.2*	Certification.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRLTaxonomy Extension Schema Document

101.CAL*	XBRLTaxonomy Extension Calculation Linkbase Document

101.DEF*	XBRLTaxonomy Extension Definition Linkbase Document

101.LAB*	XBRLTaxonomy Extension Label Linkbase Document

101.PRE*	XBRLTaxonomy Extension Presentation Linkbase Document
____________

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMERON INTERNATIONAL CORPORATION
Registrant

By:	/s/ Christopher A. Krummel
(Christopher A. Krummel)
Vice President Controller and Chief Accounting Officer
(principal accounting officer)

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 26th day of February, 2010, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ C. Baker Cunningham
(C. Baker Cunningham)	Director

/s/ Sheldon R. Erikson
(Sheldon R. Erikson)	Chairman of the Board

/s/ Peter J. Fluor
(Peter J. Fluor)	Director

/s/ Douglas L. Foshee
(Douglas L. Foshee)	Director

/s/ Jack B. Moore
(Jack B. Moore)	President and Chief Executive Officer
(principal executive officer)
/s/ Michael E. Patrick
(Michael E. Patrick)	Director

/s/ Jon Erik Reinhardsen
(Jon Erik Reinhardsen)	Director

/s/ David Ross
(David Ross)	Director

/s/ Bruce W. Wilkinson
(Bruce W. Wilkinson)	Director

/s/ Charles M. Sledge	Senior Vice President and Chief Financial Officer
(Charles M. Sledge)	( principal financial officer)

Exhibit Number	Exhibit Index Description	Sequential Page Number
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

3.5*	Third Amended and Restated Bylaws of the Company.

3.6	First Amendment to Third Amended and Restated Bylaws of the Company, filed as Exhibit 3.1 to the Current Report on Form 8-K filed February 19, 2010, and incorporated herein by reference.

3.7
Certificate of Elimination with Respect to Series A Junior Participating Preferred Stock, filed as Exhibit 3.1 to the Current Report on Form 8-K filed December 18, 2007, and incorporated herein by reference.

3.8*	Certificate of Elimination with Respect to Series B Junior Participating Preferred Stock of Cameron International Corporation pursuant to Section 151(g).

4.1	Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 4, 1998 (Registration Statement No. 333-51705), and incorporated herein by reference.

4.2
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

Exhibit Number	Exhibit Index Description	Sequential Page Number
10.5	Fourth Amendment to the Company's Broad Based 2000 Incentive Plan, filed as Exhibit 10.6 to the Annual Report on Form 10-K for 2002 of the Company, and incorporated herein by reference.

10.6*	Cameron International Corporation Retirement Savings Plan, as Amended and Restated, effective January 1, 2008.

10.7*	First through Third Amendments to the Cameron International Corporation Retirement Savings Plan, as Amended and Restated effective January 1, 2008.

10.8
Merger of the Petreco International, Inc. 401(k) Profit Sharing Plan with and into the Cameron International Corporation Retirement Savings Plan, filed as Exhibit 10.10 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.9
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

10.11
The Company's Amended and Restated 2005 Equity Incentive Plan, filed as an Appendix to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 5, 2006, and incorporated herein by reference.

10.12
Third Amendment to the Company's 2005 Equity Incentive Plan, filed as an Appendix to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 5, 2006, and incorporated herein by reference.

10.13	Fourth Amendment to the Company's 2005 Equity Incentive Plan filed as Exhibit 10.49 to the Annual Report on Form 10-K for 2006 of the Company, and incorporated herein by reference.

10.14	Fifth Amendment to the Company’s 2005 Equity Incentive Plan filed as Exhibit 10.15 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.15	Sixth Amendment to the Company’s 2005 Equity Incentive Plan filed as Exhibit 10.16 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.16*	Seventh Amendment to the Company’s 2005 Equity Incentive Plan.

10.17*	Eighth Amendment to the Company’s 2005 Equity Incentive Plan.

10.18
Form of Change of Control Agreement, effective December 18, 2008, by and between the Company and R. Scott Amann, John D. Carne, John Bartos, Christopher A. Krummel, William C. Lemmer, Joseph H. Mongrain, Jack B. Moore, Robert J. Rajeski, Charles M. Sledge, Stuart Taylor, Stephen Tomlinson, and James E. Wright filed as Exhibit 10.17 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.19*	Form of Executive Severance Program of the Company, effective July 1, 2000, and reissued January 12, 2007 and November 5, 2009.

Exhibit Number	Exhibit Index Description	Sequential Page Number
10.20
Credit Agreement, dated as of April 14, 2008, among the Company and certain of its subsidiaries and the banks named therein and JPMorgan Chase Bank, N.A., as agent, filed as Exhibit 10.1 to the Current Report on Form 8-K dated April 14, 2008, of the Company, and incorporated herein by reference.

10.21*	Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective January 1, 2008.

10.22*	First and Third Amendments to the Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective January 1, 2008.

10.23
Form of Indemnification Agreement, effective February 20, 2003, by and between the Company and Nathan M. Avery, C. Baker Cunningham, Sheldon R. Erikson, Michael E. Patrick, David Ross and Bruce W. Wilkinson, filed as Exhibit 10.32 to the Annual Report on Form 10-K/A for 2002 of the Company, and incorporated herein by reference.

10.24
Form of Indemnification Agreement, effective February 20, 2003, by and between the Company and Mr. Jeff Altamari, Mr. John Carne, Mr. Hal Goldie, Mr. William C. Lemmer, Mr. Jack B. Moore, Mr. Robert Rajeski, Mr. Charles M. Sledge, and Mr. Rick Steans, filed as Exhibit 10.36 to the Annual Report on Form 10-K for 2003 of the Company, and incorporated herein by reference.

10.25
Form of Stock Option Agreement for grants dated November 22, 2004, under the Company's Long-Term Incentive Plan, filed as an exhibit to a Form 8-K filed on January 18, 2005, and incorporated herein by reference.

10.26
Form of Indemnification Agreement, effective February 7, 2005, by and between the Company and Peter J. Fluor, filed as Exhibit 10.23 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.27
Form of Indemnification Agreement, effective July 1, 2008, by and between the Company and Douglas L. Foshee, filed as Exhibit 10.24 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.28*	Form of Indemnification Agreement, effective June 12, 2009, by and between the Company and Jon Erik Reinhardsen.

10.29	Form of Stock Option Agreement for stock options granted on November 10, 2005, filed as Exhibit 10.47 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference

10.30*	Form of Stock Option Agreement for stock options granted on after April 1, 2009.

10.31
Form of Restricted Stock Agreement for Restricted Stock Units granted on or after November 13, 2008 filed as Exhibit 10.31 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.32*	Form of Restricted Stock Agreement for Restricted Stock Units granted on or after April 1, 2009.

10.33*	Form of Restricted Stock Agreement for Restricted Stock Units granted on or after November 19, 2009.

Exhibit Number	Exhibit Index Description	Sequential Page Number
10.34	The Company's Deferred Compensation Plan for Non-Employee Directors, filed as Exhibit 10.41 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.35
The Company's Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2003.

10.36
 Sixth Amendment to the Company's Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Company's Proxy Statement for the Annual meeting of Stockholders held on May 8, 2003.

10.37	Seventh Amendment to the Company's Long-Term Incentive Plan, filed as Exhibit 10.44 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.38	The Company's Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

10.39
First Amendment to the Company's Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.43 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.40	The Company’s Non Qualified Deferred Compensation Plan, effective January 1, 2008, (Exhibit 4.2 to Registration Statement on Form S-8 No. 333-156712), incorporated herein by reference

10.41
Amended and Restated Management Incentive Compensation Plan of the Company, incorporated herein by reference to the Company’s 2005 Proxy Statement for the Annual Meeting of Stockholders held on May 5, 2005.

10.42	Change in Control Policy of the Company, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of the Company, and incorporated herein by reference.

13.1*	Portions of the 2009 Annual Report to Stockholders are included as an exhibit to this report.

14.1	Code of Business Conduct and Ethics for Directors filed as Exhibit 14.1 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

14.2	Amendment to the Business Conduct and Ethics for Directors, filed as Exhibit 14.1 to the Current Report on Form 8-K filed July 14, 2009, and incorporated herein by reference.

14.3	Code of Ethics for Management Personnel, filed as Exhibit 14.2 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

14.4	Code of Conduct, filed as Exhibit 14.1 to the Current Report on Form 8-K filed August 19, 2009, and incorporated herein by reference.

21.1*	Subsidiaries of registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification.

31.2*	Certification.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRLTaxonomy Extension Schema Document

101.CAL*	XBRLTaxonomy Extension Calculation Linkbase Document

101.DEF*	XBRLTaxonomy Extension Definition Linkbase Document

101.LAB*	XBRLTaxonomy Extension Label Linkbase Document

101.PRE*	XBRLTaxonomy Extension Presentation Linkbase Document
_______

* Filed herewith