Form 10-Q
period 2010-03-31
CAMERON INTERNATIONAL CORP
filed 2010-05-03
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
Yes ☐ No ☑

Number of shares outstanding of issuer’s common stock as of April 23, 2010 was 244,200,761.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED RESULTS OF OPERATIONS
(dollars and shares in millions, except per share data)

	Three Months Ended March 31,
	2010	2009
	(unaudited)
REVENUES	$1,346.7	$1,257.0
COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization shown separately below)	914.1	843.7
Selling and administrative expenses	196.7	164.6
Depreciation and amortization	48.1	36.7
Interest income	(0.9)	(2.2)
Interest expense	17.9	24.6
Restructuring expense and acquisition-related costs	10.3	22.3
Total costs and expenses	1,186.2	1,089.7
Income before income taxes	160.5	167.3
Income tax provision	(40.1)	(52.7)
Net income	$120.4	$114.6
Earnings per common share:
Basic	$0.49	$0.53
Diluted	$0.48	$0.52
Shares used in computing earnings per common share:
Basic	244.4	216.9
Diluted	249.0	220.0

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in millions, except shares and per share data)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash and cash equivalents	$1,619.0	$1,861.0
Receivables, net	903.7	959.0
Inventories, net	1,736.1	1,664.2
Other	263.3	230.0
Total current assets	4,522.1	4,714.2
Plant and equipment, net	1,190.8	1,192.4
Goodwill	1,452.4	1,441.6
Other assets	367.4	377.2
TOTAL ASSETS	$7,532.7	$7,725.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$6.2	$22.2
Accounts payable and accrued liabilities	1,961.6	2,208.2
Accrued income taxes	45.6	65.9
Total current liabilities	2,013.4	2,296.3
Long-term debt	1,257.0	1,232.3
Deferred income taxes	135.0	123.0
Other long-term liabilities	175.6	154.1
Total liabilities	3,581.0	3,805.7
Stockholders’ Equity:
Common stock, par value $.01 per share, 400,000,000 shares authorized, 263,111,472 shares issued at March 31, 2010 and December 31, 2009	2.6	2.6
Capital in excess of par value	2,239.4	2,244.0
Retained earnings	2,405.8	2,285.4
Accumulated other elements of comprehensive income (loss)	(47.5)	9.5
Less: Treasury stock, 19,208,466 shares at March 31, 2010 (18,453,758 sharesat December 31, 2009)	(648.6)	(621.8)
Total stockholders’ equity	3,951.7	3,919.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,532.7	$7,725.4

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended March 31,
	2010	2009
	(unaudited)

Cash flows from operating activities:
Net income	$120.4	$114.6
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	33.8	26.5
Amortization	14.3	10.2
Non-cash stock compensation expense	12.0	7.7
Tax benefit of employee stock compensation plan transactions and deferred income taxes	(5.4)	2.8
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	59.9	(2.4)
Inventories	(44.0)	(187.8)
Accounts payable and accrued liabilities	(227.8)	(61.1)
Other assets and liabilities, net	(79.0)	(38.8)
Net cash used for operating activities	(115.8)	(128.3)
Cash flows from investing activities:
Capital expenditures	(29.8)	(48.9)
Acquisitions, net of cash acquired	(27.9)	-
Proceeds from sale of plant and equipment	2.9	1.5
Net cash used for investing activities	(54.8)	(47.4)
Cash flows from financing activities:
Short-term loan borrowings (repayments), net	(16.5)	23.0
Purchase of treasury stock	(39.8)	(7.1)
Proceeds from stock option exercises, net of tax payments from stock compensation plan transactions	(6.5)	(1.1)
Excess tax benefits from employee stock compensation plan transactions	3.8	1.8
Principal payments on capital leases	(1.6)	(2.0)
Net cash (used for) provided by financing activities	(60.6)	14.6
Effect of translation on cash	(10.8)	(17.9)
Decrease in cash and cash equivalents	(242.0)	(179.0)
Cash and cash equivalents, beginning of period	1,861.0	1,621.0
Cash and cash equivalents, end of period	$1,619.0	$1,442.0

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited

Note 1: Basis of Presentation

The accompanying Unaudited Consolidated Condensed Financial Statements of Cameron International Corporation (the Company) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial information for the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto filed by the Company on Form 10-K for the year ended December 31, 2009.

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

Note 2: Acquisitions

On February 5, 2010, the Company acquired 51% of Newco Valves, LLC (Newmans) for a total cash purchase price of $27.9 million, net of cash acquired. The acquisition strengthens the Company’s presence in the downstream valve market, particularly in the gate, globe and check valve product lines.

Under the terms of the acquisition, the Company has the right to purchase the remaining 49% interest in Newmans on December 15, 2011, December 31, 2012 or December 31, 2013 and is required to purchase such remaining interest on January 31, 2015.

The Company has included the financial results of Newmans in its consolidated financial statements in the Valves & Measurement (V&M) segment for the period subsequent to the acquisition date and has reflected a liability in its consolidated balance sheet for the fair value of the remaining 49% interest in Newmans it is required to purchase.  The Company is still awaiting significant information relating to the value of Newmans' assets and liabilities in order to finalize its purchase price allocation.

As discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company acquired 100% of the outstanding stock of NATCO Group Inc. (NATCO) on November 18, 2009.  The Company made a preliminary allocation of the purchase price at the time of acquisition based on preliminary valuations of the assets and liabilities acquired.  The Company is still awaiting certain information to finalize its preliminary estimates and assumptions related to the fair value of inventory, property, plant and equipment, identifiable intangible assets, goodwill, certain pre-acquisition contingencies and related adjustments to deferred taxes.

Note 3: Restructuring Expense and Acquisition Related Costs

During the three months ended March 31, 2010, the Company incurred a total of $10.3 million of restructuring and acquisition-related costs, including (i) $7.5 million of employee severance and other facility-related costs associated with restructuring of the Company’s operations in response to changes in market conditions and  (ii) $2.8 million of costs incurred for the acquisition of Newmans and other costs related to the integration of NATCO’s operations with the existing operations of the Company.

Note 4: Receivables

Receivables consisted of the following (in millions):

	March 31, 2010	December 31, 2009
Trade receivables	$827.7	$907.1
Other receivables	84.8	67.7
Allowance for doubtful accounts	(8.8)	(15.8)
Total receivables	$903.7	$959.0

Note 5: Inventories

Inventories consisted of the following (in millions):

	March 31, 2010	December 31, 2009
Raw materials	$168.9	$168.6
Work-in-process	515.2	484.0
Finished goods, including parts and subassemblies	1,201.3	1,167.8
Other	11.0	11.5
	1,896.4	1,831.9
Excess of current standard costs over LIFO costs	(95.0)	(108.8)
Allowances	(65.3)	(58.9)
Total inventories	$1,736.1	$1,664.2

Note 6: Plant and Equipment and Goodwill

Plant and equipment consisted of the following (in millions):

	March 31, 2010	December 31, 2009
Plant and equipment, at cost	$2,130.9	$2,107.4
Accumulated depreciation	(940.1)	(915.0)
Total plant and equipment	$1,190.8	$1,192.4

Changes in goodwill during the three months ended March 31, 2010 were as follows (in millions):

Balance at December 31, 2009	$1,441.6
Changes primarily associated with adjustments to prior period purchase price allocations	22.5
Translation and other	(11.7)
Balance at March 31, 2010	$1,452.4

Note 7: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in millions):

	March 31, 2010	December 31, 2009
Trade accounts payable and accruals	$440.1	$549.7
Salaries, wages and related fringe benefits	151.9	228.3
Advances from customers	939.0	1,052.0
Sales-related costs and provisions	67.3	70.5
Payroll and other taxes	53.9	58.5
Product warranty	38.8	45.6
Fair market value of derivatives	9.9	6.1
Other	260.7	197.5
Total accounts payable and accrued liabilities	$1,961.6	$2,208.2

 Activity during the three months ended March 31, 2010 associated with the Company’s product warranty accruals was as follows (in thousands):

Balance December 31, 2009	Net warranty provisions	Charges against accrual	Translation and other	Balance March 31, 2010
$45.6	$3.0	$(9.6)	$(0.2)	$38.8

Note 8: Debt

The Company’s debt obligations were as follows (in millions):

	March 31, 2010	December 31, 2009

Senior notes, net of $1.9 of unamortized original issue discount at March 31, 2010 and December 31, 2009	$748.1	$748.1
Convertible debentures, net of discount of $18.9 at March 31, 2010 ($22.8 at December 31, 2009)	481.1	477.2
Other debt	21.1	16.8
Obligations under capital leases	12.9	12.4
	1,263.2	1,254.5
Current maturities	(6.2)	(22.2)
Long-term portion	$1,257.0	$1,232.3

The Company’s 2.5% Convertible Debentures are accounted for under accounting rules for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) as contained in the Accounting Standards Codification of the Financial Accounting Standards Board (FASB’s ASC).  The Company had outstanding in certain prior periods 1.5% Convertible Debentures which were also subject to these accounting rules.  The accounting rules require the Company to separately account for the liability and equity components of its convertible debt instruments in a manner that reflects the Company’s non-convertible debt borrowing rates when interest cost is recognized.  Specifically, the accounting rules require bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt as a component of interest expense.  The bifurcation of the debt and equity components was based on estimated market borrowing rates of 5.9% and 4.85%, respectively, for non-convertible debt instruments similar to the 2.5% and 1.5% Convertible Debentures.  The bifurcation resulted in approximately $65.8 million being included in capital in excess of par value on the Company’s Consolidated Balance Sheets at March 31, 2010 and  December 31, 2009, related to the initial conversion value of the Company’s 2.5% and 1.5% Convertible Debentures.   The discount on the 2.5% Convertible Debentures remaining at March 31, 2010 from the initial bifurcation of the conversion value was $18.9 million, which will be fully amortized to interest expense by June 15, 2011.   In addition to the expense associated with the stated interest rates on the debt, an additional amount of interest expense, totaling $3.9 million and $4.1 million, has been recognized for the periods ended March 31, 2010, and 2009, respectively, relating to the amortization of the remaining discount on the convertible debentures that is intended to result in a rate of interest expense recognized in the Company’s Consolidated Results of Operations for each year that approximates the estimated market borrowing rates for non-convertible debt instruments as shown above.  Had the 2.5% Convertible Debentures been convertible at March 31, 2010 (which they were not under the terms of the debenture agreement), the Company could have been required to issue approximately 2,466,911 shares of its common stock in satisfaction of the conversion value of the debentures in excess of their principal amount based on the closing price of the Company’s common stock of $42.86.

At March 31, 2010, the Company had no borrowings outstanding under its revolving credit facility.  Other debt, totaling $21.1 million at March 31, 2010 consists primarily of debt associated with the Newmans acquisition.

At March 31, 2010, the fair value of the Company’s fixed-rate debt (based on level 1 quoted market rates) was approximately $1.5 billion as compared to the nearly $1.3 billion principal amount of the debt.

Note 9: Income Taxes

The Company’s effective tax rate for the first quarter of 2010 was 25.0% compared to 31.5% during the first quarter of 2009.  The decrease in the effective rate was due principally to changes in the Company’s international structure implemented during 2009, as well as the overall mix of earnings in the jurisdictions in which the Company operates.

Note 10: Business Segments

The Company’s operations are organized into three separate business segments – Drilling & Production Systems (DPS), V&M and Compression Systems (CS).  Summary financial data by segment is as follows (in millions):

	Three Months Ended March 31,
	2010	2009
Revenues:
DPS	$943.5	$805.3
V&M	299.0	316.1
CS	104.2	135.6
	$1,346.7	$1,257.0

Income (loss) before income taxes:
DPS	$158.3	$164.2
V&M	48.9	59.7
CS	13.8	16.3
Corporate & other	(60.5)	(72.9)
	$160.5	$167.3

Corporate & other includes expenses associated with the Company’s Corporate office, all of the Company’s interest income and interest expense, certain litigation expense managed by the Company’s General Counsel, foreign currency gains and losses from certain intercompany lending activities managed by the Company’s centralized Treasury function, all of the Company’s restructuring expense and acquisition-related costs and all stock compensation expense.

Note 11: Earnings Per Share

The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2010	2009

Net income	$120.4	$114.6

Average shares outstanding (basic)	244.4	216.9
Common stock equivalents	2.5	1.6
Incremental shares from assumed conversion of convertible debentures	2.1	1.5
Diluted shares	249.0	220.0

Basic earnings per share	$0.49	$0.53
Diluted earnings per share	$0.48	$0.52

The Company’s 1.5% Convertible Debentures were included in the calculation of diluted earnings per share for the three months ended March 31, 2009, since the average market price of the Company’s common stock exceeded the conversion value of the debentures during that period. The Company’s 2.5% Convertible Debentures have been included in the calculation of diluted earnings per share for the three months ended March 31, 2010 for the same reason.

During the three-month periods ended March 31, 2010 and March 31, 2009, the Company acquired 1,000,000  and 347,678 treasury shares at an average cost of $42.23 and $20.29 per share, respectively.  A total of 245,292 and 407,012 treasury shares were issued during the three-month periods ended March 31, 2010 and 2009, respectively, in satisfaction of stock option exercises and vesting of restricted stock units.

Note 12: Comprehensive Income

The amounts of comprehensive income for the three months ended March 31, 2010 and 2009 were as follows (in millions):

	Three Months Ended March 31,
	2010	2009
Net income per Consolidated Condensed Results of Operations	$120.4	$114.6
Foreign currency translation loss	(55.4)	(45.8)
Amortization of net prior service credits related to the Company’s pension and postretirement benefit plans, net of tax	(0.1)	(0.1)
Amortization of net actuarial losses related to the Company’s pension and postretirement benefit plans, net of tax	0.9	0.5
Change in fair value of derivatives accounted for as cash flow hedges, net of tax	(2.4)	(4.1)
Comprehensive income	$63.4	$65.1

The components of accumulated other elements of comprehensive income (loss) at March 31, 2010 and December 31, 2009 were as follows (in millions):

	March 31, 2010	December 31, 2009
Accumulated foreign currency translation gain	$26.2	$81.6
Prior service credits, net, related to the Company’s pension and postretirement benefit plans, net of tax	3.0	3.1
Actuarial losses, net, related to the Company’s pension and postretirement benefit plans, net of tax	(61.7)	(62.6)
Change in fair value of derivatives accounted for as cash flow hedges, net of tax(1)	(15.0)	(12.6)
Accumulated other elements of comprehensive income (loss)	$(47.5)	$9.5

(1)
Approximately $10.7 million (after tax) of accumulated other elements of comprehensive loss is expected to be recognized as a reduction in earnings during the twelve-month period ending March 31, 2011.

Note 13: Contingencies

The Company is subject to a number of contingencies, including litigation, tax contingencies and environmental matters.

Deepwater Horizon Incident

A blowout preventer originally manufactured by the Company was deployed by the drilling rig Deepwater Horizon when it experienced an explosion and fire on April 20, 2010, resulting in loss of life, a discharge of hydrocarbons in the Gulf of Mexico and the ultimate loss of the rig.  This event and its causes are being jointly investigated by the United States Department of Homeland Security and Department of the Interior.  The Company has been named as one of a number of defendants in a number of suits seeking damages for personal injury and damages suffered as a result of the discharge of hydrocarbons into the Gulf of Mexico.  The legal actions involving claims against the Company arising out of this incident of which the Company is aware at the time of preparation of this Quarterly Report on Form 10-Q are: Acy J. Cooper and Ronnie Lewis Anderson vs. BP p.l.c., et. al., including Cameron International Corporation (U.S. District Court, Eastern Dist. of Louisiana), filed on April 28, 2010, requesting class action status on behalf of all Louisiana residents who suffer legally recognizable damages; Stephen Stone and Sara Stone vs. Transocean Offshore Deepwater Drilling, Inc., et. al., including Cameron International Corporation (Harris Cty. Dist. Ct., 234th Jud. Dist.), filing date unknown, seeking damages for personal injury; and James F. Mason, individually and on behalf of K&J Inc. vs. Transocean Ltd., et. al., including Cameron International Corporation (U.S. Dist. Ct., Southern Dist. of Alabama), filed April 29, 2010, seeking damages for business interruption and diminution of property values.

Until the investigation referred to above is completed, we are unable to predict whether the Company has any liability, and if so, the possible extent of any such liability.  The Company has commercial general liability insurance coverage of $500 million available to respond to any claims against the Company should any be made.

Other Litigation

In 2001, the Company discovered that contaminated underground water from the former manufacturing site in Houston referenced above had migrated under an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners. Concerns over the impact on property values of the underground water contamination and its public disclosure led to a number of claims by homeowners.  The Company has settled these claims, primarily as a result of the settlement of a class action lawsuit, and is obligated to reimburse 197 homeowners for any diminution in value of their property due to contamination concerns at the time of any sale.

Based upon testing results in 2009 of monitoring wells on the southeastern border of the plume, the Company notified at that time 33 homeowners whose property is adjacent to the class area that their property may be affected.  The Company is taking remedial measures to prevent these properties from being affected.

The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements as well as any possible new claims that may be filed with respect to this underground water contamination will not have a material adverse effect on its financial position or results of operations. The Company’s consolidated balance sheet included a liability of approximately $12.1 million for these matters as of March 31, 2010.

The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At March 31, 2010, the Company’s consolidated balance sheet included a liability of approximately $5.0 million for such cases, including estimated legal costs. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Regulatory Contingencies

In January 2007, the Company underwent a Pre-Assessment Survey as part of a Focused Assessment Audit initiated by the Regulatory Audit Division of the U.S. Customs and Border Protection, Department of Homeland Security.  The Pre-Assessment Survey of the period September 2001 through September 2007 resulted in a finding that the Company had deficiencies in its U.S. customs compliance process and had underpaid customs duties.  The Company has since paid these duties and taken corrective action with respect to these deficiencies.  The sufficiency of these corrective actions is currently undergoing a Follow-Up Compliance Improvement Plan Review which is expected to be completed by the end of the third quarter of 2010.

In July 2007, the Company was one of a number of companies to receive a letter from the Criminal Division of the U.S. Department of Justice (DOJ) requesting information on activities undertaken on their behalf by a customs clearance broker. The DOJ is inquiring into whether certain of the services provided to the Company by the customs clearance broker may have involved violations of the U.S. Foreign Corrupt Practices Act (FCPA).  In response, the Company engaged special counsel reporting to the Audit Committee of the Board of Directors to conduct an investigation into its dealings with the customs clearance broker in Nigeria to determine if any payment made by the customs clearance broker in connection with the importation of Company property constituted a violation of the FCPA. Special counsel also reviewed the extent, if any, of the Company’s knowledge and involvement in the performance of these services and activities and whether the Company fulfilled its obligations under the FCPA.  The U.S. Securities and Exchange Commission (SEC) is also conducting an informal inquiry into the same matters.  The investigation by special counsel has been completed and the Company is waiting for the agencies to commence discussions regarding the ultimate disposition of this matter.  The current tolling agreements between the Company and the agencies expire on April 30, 2010, but the Company anticipates that it will be requested to renew these agreements.  At this stage, the Company cannot predict what the disposition of this matter will entail.

Tax Contingencies

The Company has legal entities in over 35 countries. As a result, the Company is subject to various tax filing requirements in these countries. The Company prepares its tax filings in a manner which it believes is consistent with such filing requirements. However, some of the tax laws and regulations which the Company is subject to are subject to interpretation and/or judgment. Although the Company believes that the tax liabilities for periods ending on or before the balance sheet date have been adequately provided for in the financial statements, to the extent that a taxing authority believes that the Company has not prepared its tax filings in accordance with the authority’s interpretation of the tax laws and regulations, the Company could be exposed to additional taxes.

Environmental Matters

The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the CS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At March 31, 2010, the Company’s consolidated balance sheet included a noncurrent liability of approximately $7.6 million for environmental matters.

Note 14: Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, derivative instruments and debt instruments. The book values of cash and cash equivalents, trade receivables, trade payables, derivative instruments and floating-rate debt instruments are considered to be representative of their respective fair values. Certain cash equivalents have also been valued based on quoted market prices, which are considered to be Level 1 market inputs as defined in the fair value measurements guidance of the FASB’s ASC.

In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into forward foreign currency exchange contracts to hedge specific large anticipated receipts or disbursements in currencies for which the Company does not traditionally have fully offsetting local currency expenditures or receipts. The Company was party to a number of long-term foreign currency forward contracts at March 31, 2010, some of which extend through 2011. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling, valve or other equipment contracts involving the Company’s United States operations and its wholly-owned subsidiaries in Brazil, Italy, Romania, Singapore and the United Kingdom. The Company determines the fair value of its outstanding foreign currency forward contracts based on quoted exchange rates for the respective currencies applicable to similar instruments.  These quoted exchange rates are considered to be Level 2 observable market inputs.  Information relating to the contracts, most of which have been accounted for as cash flow hedges as of March 31, 2010, follows:

Total gross volume bought (sold) by notional currency on open derivative contracts at March 31, 2010 was as follows (in millions):

	Notional Amount
	Buy	Sell
FX Forward Contracts:
EUR	30.6	32.4
GBP	2.8	7.0
USD	8.9	102.3

FX Options:
USD	-	2.5

The Company was also party to two interest rate swaps for a total U.S. dollar notional amount of $400.0 million at March 31, 2010, that mature on January 15, 2012.  The Company uses interest rate swaps to achieve an overall desired position of fixed and floating rates on its outstanding debt.  The fair value of the interest rate swaps is affected by changes in quoted three-month London Interbank Offered Rates (LIBOR), which is considered to be a Level 2 observable market input.

The fair values of derivative financial instruments recorded in the Company’s Consolidated Condensed Balance Sheets at March 31, 2010 and December 31, 2009 was as follows (in millions):

Asset Derivates				Liability Derivatives
		Fair Value			Fair Value
Balance sheet location		March 31, 2010	December 31, 2009	Balance sheet location	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Foreign exchange contracts	Current assets	$0.5	$1.2	Current liabilities	$(8.5)	$(6.1)
	Non-current assets	0.2	−	Non-current liabilities	(0.5)	(0.3)
		0.7	1.2		(9.0)	(6.4)

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Current assets	1.1	1.7	Current liabilities	(1.4)	(0.1)
	Non-current assets	−	−	Non-current liabilities	−	−
		1.1	1.7		(1.4)	(0.1)

Interest Rate Swaps	Current assets	−	−	Current liabilities	−	−
	Non-current assets	4.3	1.3	Non-current liabilities	−	−
		4.3	1.3		−	−

Total Derivatives		$6.1	$4.2		$(10.4)	$(6.5)

The effects of derivative financial instruments on the Company’s consolidated condensed financial statements for the three months ended March 31, 2010 and March 31, 2009 were as follows (in millions):

	Effective Portion					Ineffective Portion and Other
Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in OCI on Derivatives at March 31,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income at March 31,		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives at March 31,
	2010	2009		2010	2009		2010	2009

Foreign exchange contracts	$(6.0)	$(8.0)	Revenues	$(0.6)	$(7.3)	Cost of goods sold-ineffective portion	$(0.3)	$(0.1)
			Cost of goods sold	(2.7)	(2.1)
			Depreciation expense		(0.1)
Total	$(6.0)	$(8.0)		$(3.3)	$(9.5)		$(0.3)	$(0.1)

During the three-month period ended March 31, 2010, approximately $1.6 million and $4.1 million was recognized as a reduction to cost of goods sold and interest expense, respectively, relating to foreign currency forward contracts and interest rate swap agreements that were not designated as hedging instruments.  The Company had no derivative financial instruments outstanding at March 31, 2009 that were not designated as hedging instruments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical data contained herein, this document includes “forward-looking statements” regarding future market strength, order levels, revenues and earnings of the Company, as well as expectations regarding cash flows and future capital spending made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from those described in forward-looking statements.  These statements are based on current expectations of the Company’s performance and are subject to a variety of factors, some of which are not under the control of the Company, which can affect the Company’s results of operations, liquidity or financial condition.  Such factors may include overall demand for, and pricing of, the Company’s products; the size and timing of orders; the Company’s ability to successfully execute large subsea and drilling systems projects it has been awarded; the possibility of cancellations of orders in backlog; the Company’s ability to convert backlog into revenues on a timely and profitable basis; the impact of acquisitions the Company has made or may make; changes in the price of (and demand for) oil and gas in both domestic and international markets; raw material costs and availability; political and social issues affecting the countries in which the Company does business; fluctuations in currency markets worldwide; and variations in global economic activity.  In particular, current and projected oil and gas prices historically have generally directly affected customers’ spending levels and their related purchases of the Company’s products and services.  As a result, changes in oil and gas price expectations may impact the demand for the Company’s products and services and the Company’s financial results due to changes in cost structure, staffing and spending levels the Company makes in response thereto.  See additional factors discussed in “Factors That May Affect Financial Condition and Future Results” contained herein.

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

FIRST QUARTER 2010 COMPARED TO FIRST QUARTER 2009

Market Conditions

Information related to a measure of drilling activity and certain commodity spot and futures prices follows:

	Three Months Ended March 31,		Increase (Decrease)
	2010	2009	Amount	%
Drilling activity (average number of working rigs during period)(1):
United States	1,345	1,326	19	1.4%
Canada	470	329	141	42.9%
Rest of world	1,063	1,025	38	3.7%
Global average rig count	2,878	2,680	198	7.4%
Commodity prices (average of daily U.S. dollar prices per unit during period)(2):
West Texas Intermediate Cushing, OK crude spot price per barrel in U.S. dollars	$78.84	$43.18	$35.66	82.6%
Henry Hub natural gas spot price per MMBtus in U.S. dollars	$5.09	$4.55	$0.54	11.9%
Twelve-month futures strip price (U.S. dollar amount at period end)(2):
West Texas Intermediate Cushing, OK crude oil contract (per barrel)	$85.12	$55.94	$29.18	52.2%
Henry Hub Natural Gas contract (per MMBtus)	$4.64	$4.83	$(0.19)	(3.9)%

(1)         Based on average monthly rig count data from Baker Hughes
(2)         Source: Bloomberg

During the first quarter of 2009, the number of operating rigs in the U.S., Canada and the remainder of the world was in a steep decline, continuing a trend that had begun in late 2008.  Commodity prices had also declined sharply from record high levels during the middle of 2008, mostly bottoming out during the first quarter of 2009 or shortly thereafter.

During the first quarter of 2010, the number of operating rigs in the U.S., Canada and the remainder of the world continued to increase from the troughs experienced in mid-2009.   Additionally, there has been a significant increase in the price of crude oil during this period, as compared to the price levels during the first quarter of 2009, and a more modest improvement in the price of natural gas in the current year.   Although the average natural gas price was higher in the first quarter of 2010 as compared to the first quarter of 2009, the daily price of natural gas began declining again during the latter half of the first quarter of 2010 as compared to near the beginning of the year.

 Historically, the level of capital expenditures by the Company’s customers, which impacts demand for much of the Company’s products and services, has been affected by the level of drilling, exploration and production activity as well as the price of oil and natural gas.  The recent decline in natural gas prices may affect the future capital spending plans of certain of the Company’s customers.

Consolidated Results

Total revenues for the Company increased by $89.7 million, or 7.1%, during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  A 17% increase in DPS segment revenues, due largely to $104.3 million of incremental revenues mainly associated with the acquisition of NATCO Group Inc. (NATCO) in November 2009 and higher sales of drilling and subsea equipment, more than offset declines in the V&M and CS segment revenues in the first quarter of 2010 as compared to the first quarter of 2009.  Newly acquired businesses also accounted for approximately $25.6 million of incremental revenues in the V&M segment.  The decline in V&M and CS segment revenues, excluding newly acquired businesses, was driven largely by lower beginning backlog levels in 2010 as compared to 2009 in all product lines.

As a percent of revenues, cost of sales (exclusive of depreciation and amortization) increased from 67.1% during the first three months of 2009 to 67.9% for the first three months of 2010.  The increase was due largely to the impact of newly acquired businesses, mostly NATCO.

Selling and administrative expenses increased $32.1 million, or 19.5%, during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, due mainly to an increase of approximately $25.0 of incremental costs added from newly acquired businesses.

Depreciation and amortization increased $11.4 million, or 31.1%, during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  Approximately 85% of the increase was due to the incremental costs added from newly acquired businesses.

During the first quarter of 2010, the Company incurred $7.5 million of employee severance and other facility-related costs associated with restructuring of the Company’s operations in response to changes in market conditions, as well as $2.8 million of costs incurred for an acquisition completed during the quarter and other costs related to the integration of NATCO’s operations with the existing operations of the Company.

Interest income declined during the first quarter of 2010 as compared to the first quarter of 2009, due mainly to lower interest rates earned on the Company’s invested cash balances.

Interest expense decreased in the first quarter of 2010 as compared to the first quarter of 2009, due mainly to $4.1 million of benefit associated with the Company's interest rate swaps (see Note 14).

The Company’s effective tax rate for the first quarter of 2010 was 25.0% compared to 31.5% during the first quarter of 2009. The decrease in the effective rate was due principally to changes in the Company’s international structure implemented during 2009, as well as the overall mix of earnings in the jurisdictions in which the Company operates.

Segment Results

DPS Segment –

	Three Months Ended March 31,		Increase (Decrease)
($ in millions)	2010	2009	$	%

Revenues	$943.5	$805.3	$138.2	17.2%
Income before income taxes	$158.3	$164.2	$(5.9)	(3.6)%
Income before income taxes as a percent of revenues	16.8%	20.4%	N/A	(3.6)%

Orders	$695.1	$626.9	$68.2	10.9%
Backlog (at period end)	$4,048.1	$4,195.3	$(147.2)	(3.5)%

Revenues

Over three-fourths of the increase in revenues in the first quarter of 2010 compared to the first quarter of 2009 was due to incremental revenues from newly acquired businesses.   Absent the effect of newly acquired businesses, the remaining increase was due to a 30% increase in sales of subsea equipment, primarily to projects offshore West Africa and South America and an 11% increase in sales of drilling equipment as deliveries of drilling stacks increased in the first quarter of 2010 compared to the first quarter of 2009.  These increases were partially offset by a 15% decrease in deliveries of surface equipment in the first quarter to customers in the Asia Pacific/Middle East, Latin American and North American regions and to a 43% decline in revenues generated from the Company’s existing process systems business, each of which resulted from a lower beginning backlog level.

Income before income taxes as a percent of revenues

The decrease in the ratio of income before income taxes as a percent of revenues was due primarily to:

•
an increase of 1.7 percentage points in the ratio of cost of sales to revenues due mainly to the impact of NATCO (which currently has lower margins than DPS' other businesses) and lower short-cycle shipments due to reduced beginning backlog levels and

•
an increase of 1.1 percentage points and 0.8 percentage points in the ratio of selling and administrative expenses to revenues and depreciation and amortization to revenues, respectively, nearly 80% of which was due to the impact of NATCO.

Orders

Excluding the impact of NATCO, order levels for the segment decreased $26.5 million, or 4.2%, in the first quarter of 2010 as compared to the first quarter of 2009.  The primary driver for the decrease was a 60% decline in orders for drilling equipment primarily resulting from the absence of construction of new deepwater drilling rigs.  This decrease was partially offset by:

•	a 14% increase in orders for new subsea equipment, primarily reflecting the absence of order cancellations that were incurred in the first quarter of 2009,

•	a 9% increase in surface equipment orders due largely to increased demand for aftermarket parts and services in the Asia Pacific/Middle East region and in the UK sector of the North Sea, and

•	a tripling of the orders in the process systems business, excluding the impact of NATCO, due mainly to awards for several large projects in South America.

Backlog (at period end)

Backlog for the DPS segment declined by 3.5% from the first quarter of 2009 and by 7.2% from December 31, 2009, primarily due to strong deliveries of drilling and subsea equipment during the first quarter of 2010.

V&M Segment –

	Three Months Ended March 31,		Increase (Decrease)
($ in millions)	2010	2009	$	%

Revenues	$299.0	$316.1	$(17.1)	(5.4)%
Income before income taxes	$48.9	$59.7	$(10.8)	(18.0)%
Income before income taxes as a percent of revenues	16.4%	18.9%	N/A	(2.5)%

Orders	$401.1	$233.2	$167.9	72.0%
Backlog (at period end)	$642.3	$650.1	$(7.8)	(1.2)%

Revenues

Newly acquired businesses added approximately $25.6 million in incremental revenues to the V&M segment during the first quarter of 2010.  Absent the effect of these revenues, sales declined nearly 13.5%,  primarily due to a 17% decrease in sales of engineered valves due to the lower level of shipments for pipeline construction projects during the current quarter as a result of lower beginning backlog levels.  Lower backlog levels at the beginning of 2010 as compared to the beginning of 2009 also led to a nearly 9% decrease in sales of process valves, a 5% decrease in distributed valves and a 21% decrease in measurement systems products.

Income before income taxes as a percent of revenues

The decrease in the ratio of income before income taxes as a percent of revenues was due primarily to:

•
a 3.9 percentage-point increase in the ratio of selling and administrative costs to revenues and a 0.7 percentage-point increase in the ratio of depreciation and amortization to revenues mainly as a result of increased costs, nearly two-thirds of which was due to the incremental effect on costs of newly acquired businesses.  This was partially offset by:

•
a decrease of 2.1 percentage points in the ratio of cost of sales to revenues due mainly to increased sales volumes in the distributed valves, measurement systems and aftermarket product lines resulting from newly acquired businesses.

Orders

Excluding the impact of newly acquired businesses, order levels for the segment increased $141.6 million, or 60.7%, in the first quarter of 2010 as compared to the first quarter of 2009.  The primary drivers for the increase were:

•	a 75% increase in orders for engineered valves related primarily to a large order received for a gas pipeline project in the Middle East and higher activity levels in the United States and Canada,

•	a 139% increase in orders for distributed valves due mainly to higher North American activity levels, and

•	a 22% increase in orders for process valves as a result of increased activity worldwide for projects involving gas transmission infrastructure and refinery upgrades.

Backlog (at period end)

Backlog levels for the V&M segment were down modestly from March 31, 2009 but increased 17% in the first quarter of 2010 from December 31, 2009 due mainly to the strong rate of orders in the first quarter of this year.

CS Segment –

	Three Months Ended March 31,		Increase (Decrease)
($ in millions)	2010	2009	$	%

Revenues	$104.2	$135.6	$(31.4)	(23.1)%
Income before income taxes	13.8	16.3	(2.5)	(15.4)%
Income before income taxes as a percent of revenues	13.3%	12.1%	N/A	1.2%

Orders	114.8	123.2	(8.4)	(6.8)%
Backlog (at period end)	285.8	425.5	(139.7)	(32.8)%

Revenues

The decline in CS segment revenues was due primarily to:

•	a 26% decrease in sales of reciprocating compression equipment due mainly to weaker North American activity levels, and

•
a decrease of 19% in shipments of centrifugal compression equipment, mainly as a result of lower world-wide order rates for engineered air units during the latter part of 2008 as compared to the latter part of 2007.

Income before income taxes as a percent of revenues

The increase in the ratio of income before income taxes as a percent of revenues was due primarily to:

•
a 3.0 percentage-point decrease in the ratio of selling and administrative costs to revenues due largely to the impact of lower revenues and the absence of a $7.8 million provision for bad debts recorded in the first quarter of 2009.  Additionally, approximately $2.5 million of the remaining reserve was reversed in the first quarter of 2010 upon final collection of all amounts due.  This decrease was partially offset by:

•
an increase of 1.0 percentage points in the ratio of cost of sales to revenues during the first quarter of 2010, due mainly to a volume decline in sales of reciprocating compression equipment, partially offset by a sales mix change to a greater portion of higher-margin centrifugal compression equipment sales and

•
an increase of 0.8 percentage points in the ratio of depreciation and amortization to revenues due mainly to the decline in revenues during the first quarter of 2010 since depreciation and amortization was relatively flat period-over-period.

Orders

Orders declined in the first quarter of 2010 as compared to the first quarter of 2009 due mainly to:

•	a 32% decrease in reciprocating compression equipment orders due to lower international demand for both new units and aftermarket parts and services. This decrease was partially offset by:

•
a 59% increase in orders for centrifugal compression equipment, mainly as a result of stronger demand from customers in Eastern Europe and the Far East for engineered units designed for gas and air separation applications.

Backlog (at period end)

Backlog declined 32.8% from March 31, 2009 due to weak order levels.  Although the backlog level was up modestly from December 31, 2009, the lower order rates and backlog levels in the CS segment as compared to the first quarter of 2009 may have a negative effect on comparisons of future operating results for this segment during the remainder of 2010 in relation to the same periods in 2009.

Corporate Segment –

The $12.4 million decrease in the loss before income taxes of the Corporate segment during the first quarter of 2010 as compared to the first quarter of 2009 (see Note 10) was primarily due to a $12.0 million decline in restructuring and acquisition-related costs, which is described in additional detail above under the caption “Consolidated Results”.

Liquidity and Capital Resources

Consolidated Condensed Statements of Cash Flows

During the first quarter of 2010, net cash used for operations totaled $115.8 million, a decrease of $12.5 million from the $128.3 million of cash used for operations during the first quarter of 2009, due to:

•	an increase of net income plus non-cash charges totaling $13.3 million; from $161.8 million during the first quarter of 2009 to $175.1 million for the first quarter of 2010, partially offset by:

•
a slight change in the rate of increase in the amount of working capital from $290.1 million during the first quarter of 2009 to $290.9 million during the first quarter of 2010.  During the first quarter of 2010, the cash effect of the reduction in accounts payable and accrued liabilities totaled approximately $227.8 million, due largely to a decrease in the amount of customer advances and trade payables and for payments of incentive compensation.  In addition, approximately $66.7 million of income tax payments were made to various domestic and foreign jurisdictions during the three months ended March 31, 2010. Cash was utilized during the first quarter of 2009 to (i) build inventory levels in the Company’s project-related drilling and subsea businesses and (ii) to reduce accounts payable and accrued liabilities during the period.

The $7.4 million increase in cash used for investing activities from $47.4 million during the first quarter of 2009 to $54.8 million during the first quarter of 2010 was due mainly to the acquisition of a partial interest in a business in the first quarter of 2010 that required approximately $27.9 million of cash, partially offset by lower capital spending totaling $19.1 million during the quarter ended March 31, 2010.

The Company utilized $60.6 million of cash from financing activities during the first quarter of 2010 to (i) acquire treasury shares for a total cash cost of $39.8 million and (ii) to repay borrowings totaling nearly $16.5 million.  During the first quarter of 2009, the Company borrowed $23.0 million on a short-term basis, mostly at its international operations, and utilized $7.1 million in cash to purchase 347,678 shares of treasury stock at an average cost of approximately $20.29 per share.

Future liquidity requirements

The Company expects to spend an estimated $180 million for capital equipment and facilities during 2010.  Cash on hand and future expected operating cash flows will be utilized to fund the remainder of the Company’s 2010 capital spending program, as well as costs expected to be incurred in connection with the continuing integration of the operations of NATCO into those of the Company.

On a longer-term basis, the Company issued $450.0 million of 6.375% 10-year senior notes and $300.0 million of 7.0% 30-year senior notes in June 2008.  The Company also has outstanding $500.0 million face value of 2.5% Convertible Debentures due in 2026.  Under the terms of the debenture agreements, holders of the Company’s 2.5% Convertible Debentures could require the Company to redeem them beginning in June 2011.  At March 31, 2010, the 2.5% Convertible Debentures did not meet the requirements to allow for conversion by the holders of the debt.

Despite recent uncertainty and volatility in the credit markets, which has led to restrictions on the availability of credit for certain borrowers, the Company believes, based on its current financial condition, existing backlog levels and current expectations for future market conditions, that it will be able to meet its short- and longer-term liquidity needs with the existing $1.6 billion of cash on hand, expected cash flow from future operating activities and amounts available under its $585.0 million five-year multi-currency revolving credit facility, which expires on April 14, 2013.

Factors That May Affect Financial Condition and Future Results

Downturns in the oil and gas industry have had, and will likely in the future have, a negative effect on the Company’s sales and profitability.

Demand for most of the Company’s products and services, and therefore its revenues, depends to a large extent upon the level of capital expenditures related to oil and gas exploration, production, development, processing and transmission. Declines, as well as anticipated declines, in oil and gas prices could negatively affect the level of these activities, or could result in the cancellation, modification or rescheduling of existing orders. As an example, the substantial decline in oil and gas prices which began during the latter half of 2008 and continued into early 2009, combined with the constricted credit markets during that time, caused a reduction in orders by the Company’s customers during 2009 which will, in certain cases, negatively impact the Company’s expected 2010 revenues and profitability.

Factors that contribute to the volatility of oil and gas prices include, but are not limited to, the following:
•	demand for oil and gas, which is impacted by economic and political conditions and weather;
•	the ability of the Organization of Petroleum Exploring Countries (OPEC) to set and maintain production levels and pricing;
•	the level of production from non-OPEC countries;
•	policies regarding exploration and development of oil and gas reserves;
•	the political environments of oil and gas producing regions, including the Middle East.

Cancellations of orders in backlog are possible.

The Company experienced $48.0 million of order cancellations during the three-month period ended March 31, 2010.  The Company is typically protected against financial losses related to products and services it has provided prior to any cancellation. However, if the Company’s customers cancel existing purchase orders, future profitability could be further negatively impacted.

At March 31, 2010, the Company had a backlog of orders for equipment to be used on deepwater drilling rigs of approximately $564.3 million, including approximately $178.5 million of equipment ordered for rigs whose construction was not supported by a pre-existing contract with an operator.  Although oil and gas prices have increased in recent months, should they begin to decline again or, in some cases, stay at current levels for an extended period of time, further order cancellations or delays in expected shipment dates may occur.

The inability of the Company to deliver its backlog on time could affect the Company’s future sales and profitability and its relationships with its customers.

At March 31, 2010, the Company’s backlog was $5.0 billion.  The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for large subsea projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Many of the contracts the Company enters into with its customers require long manufacturing lead times and contain penalty or incentive clauses relating to on-time delivery. A failure by the Company to deliver in accordance with customer expectations could subject the Company to financial penalties or loss of financial incentives and may result in damage to existing customer relationships. Additionally, the Company bases its earnings guidance to the financial markets on expectations regarding the timing of delivery of product currently in backlog. Failure to deliver backlog in accordance with expectations could negatively impact the Company’s financial performance and thus cause adverse changes in the market price of the Company’s outstanding common stock and other publicly-traded financial instruments.

Integration of NATCO into the Company’s operations may cause disruptions, inefficiencies or the risk of unplanned costs for the Company.

On November 18, 2009, the Company closed on the stock-for-stock acquisition of NATCO for a total purchase price valued at approximately $988.5 million, based on the closing price of the Company’s common stock on that date.  This is the largest acquisition in the history of the Company.   The Company will spend a good portion of 2010 integrating the operations of NATCO into the existing Cameron operations in both the Process Systems and Flow Control divisions of the DPS segment and in the Measurement Systems division of the V&M segment.  The integration of these operations will require a significant amount of time and effort for management and employees of those divisions and may result in disruptions and inefficiencies occurring in the legacy operations of those businesses for a period of time.  Additionally, former NATCO customers may elect to buy from competitors of Cameron rather than continue to do business with the former operations of NATCO now that they have become part of the Cameron organization.  Costs of integrating the former NATCO operations into Cameron could exceed what is currently expected.  Both of these events, if they occurred, could negatively impact the Company’s expected future revenues, costs, profitability and operating cash flows.

Following the NATCO acquisition, total Cameron goodwill at March 31, 2010 was nearly $1.5 billion, a large portion of which was allocated to the Company’s Process Systems division reporting unit, which includes the majority of the newly acquired NATCO operations.  As a result, a future deterioration in expected profitability or cash flows of the Company or its Process Systems division reporting unit could negatively impact the estimated fair market values of both, which, if it were to occur, could increase the likelihood of a goodwill impairment charge being required.  No goodwill impairment charge was required based on the Company’s annual evaluation conducted in the first quarter of 2010.

Execution of subsea systems projects exposes the Company to risks not present in its other businesses.

This market is significantly different from the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and in some cases, new technology. The Company’s subsea business unit received orders in the amount of $200.3 million during the three-month period ended March 31, 2010.  Several of these orders are substantially more complex and involve substantially more risk than previous projects.  To the extent the Company experiences unplanned efficiencies or difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be positively or negatively impacted. The Company accounts for its subsea projects, as well as separation and drilling projects, using accounting rules as contained in the Accounting Standards Codification of the Financial Accounting Standards Board (FASB’s ASC) relating to construction-type and production-type contracts.  In accordance with this guidance, the Company estimates the expected margin on these projects and recognizes this margin as units are completed.  Factors that may affect future project costs and margins include the ability to properly execute the engineering and design phases consistent with our customers’ expectations, production efficiencies obtained, and the availability and costs of labor, materials and subcomponents.  These factors can significantly impact the accuracy of the Company’s estimates and materially impact the Company’s future period earnings.  If the Company experiences cost underruns or overruns, the expected margin could increase or decline.  In accordance with the accounting guidance, the Company would record a cumulative adjustment to increase or reduce the margin previously recorded on the related project.  Subsea systems projects accounted for approximately 18% of total revenues for the three-month period ended March 31, 2010. As of March 31, 2010, the Company had a subsea systems project backlog of approximately $2.0 billion.

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

The economic risks of doing business on a worldwide basis include the following:

•	volatility in general economic, social and political conditions, including Venezuela, where the Company has $104.2 million of unfilled subsea orders with its national oil company;
•	differing tax rates, tariffs, exchange controls or other similar restrictions;
•	changes in currency rates;
•	inability to repatriate income or capital;
•	reductions in the number or capacity of qualified personnel; and
•	seizure of equipment.

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

Increasingly, some of the Company’s customers, particularly the national oil companies, have required a certain percentage of, or an increased percentage of, local content in the products they buy directly or indirectly from the Company.  This requires the Company to add to or expand manufacturing capabilities in certain countries that are presently without the necessary infrastructure or human resources in place to conduct business in a manner as typically done by Cameron.  This increases the risk of untimely deliveries, cost overruns and defective products.

Economic conditions around the world have resulted in decreased tax revenues for many governments, which could lead to changes in tax laws in countries where the Company does business, including the United States.  Changes in tax laws, including changes proposed or currently under consideration in the United States and other countries, could have a negative impact on the Company’s future results.

The Company is subject to trade regulations that expose the Company to potential liability.

Doing business on a worldwide basis also necessarily involves exposing the Company and its operations to political risks and the need for compliance with the laws and regulations of many jurisdictions. These laws and regulations impose a range of restrictions and/or duties on importation and exportation, operations, trade practices, trade partners and investment decisions.  The Company is currently undergoing a Focused Assessment Audit regarding compliance with U.S. customs regulations as discussed in Note 13 of the Notes to Consolidated Condensed Financial Statements.  The Company has also received inquiries regarding its compliance with certain such laws and regulations from several U.S. federal agencies.

  The Company does business and has operations in a number of developing countries that have relatively underdeveloped legal and regulatory systems when compared to more developed countries. Several of these countries are generally perceived as presenting a higher than normal risk of corruption, or as having a culture where requests for improper payments are not discouraged. Maintaining and administering an effective anti-bribery compliance program under the U.S. Foreign Corrupt Practices Act (FCPA) and similar statutes of other nations in these environments presents greater challenges to the Company than is the case in other, more developed countries.  As discussed in Note 13 of the Notes to Consolidated Condensed Financial Statements, the Company has an open investigation into possible FCPA violations in connection with importation of equipment and supplies into Nigeria.

Compliance with U.S. regulations on trade sanctions and embargoes also poses a risk to Cameron since its business is conducted on a worldwide basis through various entities. Cameron has received a number of inquiries from U.S. governmental agencies regarding compliance with these regulations. The most recent of these inquiries was a March 25, 2009, letter from the Office of Global Security Risk of the U.S. Securities and Exchange Commission inquiring into the status of Cameron's non-U.S. entities' withdrawal from conducting business in or with Iran, Syria and Sudan. In mid-2006, Cameron adopted a policy which prohibited doing business with these and other U.S. embargoed countries and restricted its non-U.S. subsidiaries and persons from taking new orders from those countries, though Cameron did not prohibit them from honoring then-existing contracts if they were, in the opinion of non-U.S. counsel, binding and enforceable in accordance with their terms and would subject a Cameron entity to damages for a failure to perform thereunder, provided such contracts could, in fact, be performed without any U.S. person or entity involvement and otherwise in accordance with existing U.S. regulations.  Cameron instructed its non-U.S. subsidiaries to stop all remaining deliveries and to cancel and remove from its backlog any remaining orders that had been included in its 2009 year-end backlog.  Cameron is examining the deliveries that had been made by these subsidiaries to confirm they were made in compliance with its policy.  In December 2008, Cameron received an inquiry from the U.S. Department of Treasury's Office of Foreign Assets Control regarding a bank guaranty Cameron requested to support a sale to a Burmese entity. Cameron has responded and has received no further inquiry regarding this matter.

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

Enacted and proposed climate protection regulations and legislation may impact the Company’s operations or those of its customers.

In December 2009, the United States Environmental Protection Agency (EPA) announced a finding under the United States Clean Air Act that greenhouse gas emissions endanger public health and welfare.  The EPA also enacted regulations in September 2009, which became effective January 1, 2010, requiring monitoring and reporting by certain facilities and companies of greenhouse gas emissions.  Carbon emission reporting and reduction programs have also expanded in recent years at the state, regional and national levels with certain countries having already implemented various types of cap-and-trade programs aimed at reducing carbon emissions from companies that currently emit greenhouse gases such as electric power generators and utilities.  In addition, in June 2009, the United States House of Representatives passed The American Clean Energy and Security Act, which is expected to be considered by the United States Senate during 2010.

To the extent Cameron is subject to any of these or other similar proposed or newly enacted laws and regulations, the Company expects that its efforts to monitor, report and comply with such laws and regulations, and any related taxes imposed on companies by such programs, will increase the Company’s cost of doing business in certain jurisdictions, including the United States, and may require expenditures on a number of its facilities and possibly modification of certain of its compression products which involve use of power generation equipment in order to lower any direct or indirect emissions of greenhouse gases from those facilities and products.

To the extent the Company’s customers, particularly those involved in power generation, petrochemical processing or petroleum refining, are subject to any of these or other similar proposed or newly enacted laws and regulations, the Company is exposed to risks that the additional costs by customers to comply with such laws and regulations could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact the Company’s products and services.

The Company could also be impacted by new laws and regulations that might favor the increased use of non-fossil fuels, including nuclear, solar and bio-fuels or that are designed to increase energy efficiency.

If the proposed or newly executed laws dampen demand for oil and gas production, they could lower spending by the Company’s customers for the Company’s products and services.

Environmental Remediation

The Company’s worldwide operations are subject to domestic and international regulations with regard to air, soil and water quality as well as other environmental matters. The Company, through its environmental management system and active third-party audit program, believes it is in substantial compliance with these regulations.

The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the CS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At March 31, 2010, the Company’s consolidated balance sheet included a noncurrent liability of $7.6 million for environmental matters.

Environmental Sustainability

The Company has pursued environmental sustainability in a number of ways. Processes are monitored in an attempt to produce the least amount of waste. None of the Company’s facilities are rated above Small Quantity Generated status. All of the waste disposal firms used by the Company are carefully selected in an attempt to prevent any future Superfund involvements. Actions are taken in an attempt to minimize the generation of hazardous wastes and to minimize air emissions. None of the Company’s facilities are classified as sites that generate more than minimal air emissions. Recycling of process water is a common practice. Best management practices are used in an effort to prevent contamination of soil and ground water on the Company’s sites. The Company has an active health, safety and environmental audit program in place throughout the world.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is currently exposed to market risk from changes in foreign currency rates and changes in interest rates. A discussion of the Company’s market risk exposure in financial instruments follows.

Foreign Currency Exchange Rates

A large portion of the Company’s operations consist of manufacturing and sales activities in foreign jurisdictions, principally in Europe, Canada, West Africa, the Middle East, Latin America and the Pacific Rim. As a result, the Company’s financial performance may be affected by changes in foreign currency exchange rates in these markets. Overall, for those locations where the Company is a net receiver of local non-U.S. dollar currencies, Cameron generally benefits from a weaker U.S. dollar with respect to those currencies. Alternatively, for those locations where the Company is a net payer of local non-U.S. dollar currencies, a weaker U.S. dollar with respect to those currencies will generally have an adverse impact on the Company’s financial results. The impact on the Company’s financial results of gains or losses arising from foreign currency denominated transactions, if material, have been described under “Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the periods shown.

In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into foreign currency forward contracts to hedge specific large anticipated receipts or disbursements in currencies for which the Company does not traditionally have fully offsetting local currency expenditures or receipts. The Company was party to a number of long-term foreign currency forward contracts at March 31, 2010. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling, valve or other equipment contracts involving the Company’s United States operations and its wholly-owned subsidiaries in Brazil, Italy, Romania, Singapore and the United Kingdom. At March 31, 2010, the Company was also party to certain foreign currency forward and foreign currency option contracts which have not been accounted for as hedges under the accounting rules for derivatives and hedging activities as reflected in the FASB’s ASC, involving underlying foreign currency denominated accounts recorded on the balance sheet of its wholly-owned subsidiary in Canada or anticipated foreign currency cash flows of its wholly-owned subsidiary in Italy.

 Interest Rates

The Company is subject to interest rate risk on its long-term fixed interest rate debt, variable-interest rate borrowings and interest rate swaps. Variable-rate debt, where the interest rate fluctuates periodically, exposes the Company’s cash flows to variability due to changes in market interest rates. Fixed-rate debt, where the interest rate is fixed over the life of the instrument, exposes the Company to changes in the fair value of its debt due to changes in market interest rates and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.  Interest rate swaps, where the interest rates fluctuate daily, expose the Company to changes in the fair value of the swaps and to changes in cash flow, due to market interest rate changes.

The Company manages its debt portfolio to achieve an overall desired position of fixed and floating rates and employs interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions.

The fair values of the 6.375% 10-year Senior Notes and the 7.0% 30-year Senior Notes are principally dependent on prevailing interest rates.  The fair value of the 2.5% Convertible Debentures is principally dependent on prevailing interest rates and the Company’s current share price as it relates to the initial conversion price of the instrument.

The Company has various other long-term debt instruments, but believes that the impact of changes in interest rates in the near term will not be material to these instruments.

On October 19, 2009, the Company entered into an interest rate swap with a third party to receive a fixed interest rate of 6.375% and to pay a variable rate based on the three-month London Interbank Offered Rate (LIBOR) plus 4.801% on a notional value of $200,000,000.  The swap matures on January 15, 2012 and provides for semi-annual payments each January 15 and July 15, beginning January 15, 2010.  Interest is compounded quarterly on the 15th of each January, April, July and October.  An additional interest rate swap with a notional value of $200,000,000 and terms identical to the above was also entered into on October 23, 2009, except that the variable rate to be paid is based on three-month LIBOR plus 4.779%.  At March 31, 2010, the fair value of both interest rate swaps was reflected on the Company’s consolidated balance sheet as an asset with the change in the fair value of the swaps reflected as an adjustment to the Company’s consolidated interest expense.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Except for the acquisition and inclusion in the Company’s consolidated financial statements of a 51% interest in Newco Valves, LLC, effective February 5, 2010, there were no material changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Deepwater Horizon Incident

A blowout preventer originally manufactured by the Company was deployed by the drilling rig Deepwater Horizon when it experienced an explosion and fire on April 20, 2010, resulting in loss of life, a discharge of hydrocarbons in the Gulf of Mexico and the ultimate loss of the rig.  This event and its causes are being jointly investigated by the United States Department of Homeland Security and Department of the Interior.  The Company has been named as one of a number of defendants in a number of suits seeking damages for personal injury and damages suffered as a result of the discharge of hydrocarbons into the Gulf of Mexico.  The legal actions involving claims against the Company arising out of this incident of which the Company is aware at the time of preparation of this Quarterly Report on Form 10-Q are: Acy J. Cooper and Ronnie Lewis Anderson vs. BP p.l.c., et. al., including Cameron International Corporation (U.S. District Court, Eastern Dist. of Louisiana), filed on April 28, 2010, requesting class action status on behalf of all Louisiana residents who suffer legally recognizable damages; Stephen Stone and Sara Stone vs. Transocean Offshore Deepwater Drilling, Inc., et. al., including Cameron International Corporation (Harris Cty. Dist. Ct., 234th Jud. Dist.), filing date unknown, seeking damages for personal injury; and James F. Mason, individually and on behalf of K&J Inc. vs. Transocean Ltd., et. al., including Cameron International Corporation (U.S. Dist. Ct., Southern Dist. of Alabama), filed April 29, 2010, seeking damages for business interruption and diminution of property values.

Until the investigation referred to above is completed, we are unable to predict whether the Company has any liability, and if so, the possible extent of any such liability.  The Company has commercial general liability insurance coverage of $500 million available to respond to any claims against the Company should any be made.

Item 1A. Risk Factors

The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 21 – 26 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under a resolution adopted by the Board of Directors on February 21, 2008, the Company is authorized to purchase up to 30,000,000 shares of its Common Stock. Additionally, on May 22, 2006, the Company’s Board of Directors approved repurchasing shares of the Company’s common stock with the proceeds remaining from the Company’s 2.5% Convertible Debenture offering, after taking into account a planned repayment of $200,000,000 principal amount of the Company’s outstanding 2.65% senior notes due 2007. This authorization is in addition to the 30,000,000 shares described above.

Purchases pursuant to the 30,000,000-share Board authorization may be made by way of open market purchases, directly or indirectly, for the Company’s own account or through commercial banks or financial institutions and by the use of derivatives such as a sale or put on the Company’s common stock or by forward or economically equivalent transactions. Shares of common stock purchased and placed in treasury during the three-month period ended March 31, 2010 under the Board’s two authorization programs described above are as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of all repurchase programs	Maximum number of shares that may yet be purchased under all repurchase programs

1/1/10 – 1/31/10	−	$ −	26,482,168	6,172,602
2/1/10 – 2/28/10	114,700	$ 40.53	26,596,868	6,057,902
3/1/10 – 3/31/10	885,300	$ 42.45	27,482,168	5,172,602
Total	1,000,000	$ 42.23	27,482,168	5,172,602

Item 3. Defaults Upon Senior Securities

None

Item 4. Reserved

N/A

Item 5. Other Information

(a)	Information Not Previously Reported in a Report on Form 8-K

None

(b)	Material Changes to the Procedures by Which Security Holders May Recommend Board Nominees.

There have been no material changes to the procedures enumerated in the Company’s definitive proxy statement filed on Schedule 14A with the Securities and Exchange Commission on March 23, 2010 with respect to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits

Exhibit 31.1 –

Certification

Exhibit 31.2 –

Certification

Exhibit 32.1 –

Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 ofthe Sarbanes-Oxley Act of 2002.

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

Date: April 30, 2010	CAMERON INTERNATIONAL CORPORATION
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