Form 10-Q
period 2010-07-30
CAMERON INTERNATIONAL CORP
filed 2010-08-04
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
Yes ☐ No ☑

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
Yes ☐ No ☑

Number of shares outstanding of issuer’s common stock as of July 30, 2010 was 242,207,311.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED RESULTS OF OPERATIONS
(dollars and shares in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)
REVENUES	$1,452.7	$1,270.0	$2,799.4	$2,527.0
COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization shown separately below)	984.7	840.7	1,898.8	1,684.4
Selling and administrative expenses	205.0	182.9	401.7	347.5
Depreciation and amortization	52.9	37.2	101.0	74.0
Interest income	(0.7)	(1.8)	(1.6)	(4.0)
Interest expense	20.1	26.6	38.0	51.1
Other costs (see Note 3)	18.4	10.9	28.7	33.2
Total costs and expenses	1,280.4	1,096.5	2,466.6	2,186.2
Income before income taxes	172.3	173.5	332.8	340.8
Income tax provision	(43.1)	(34.9)	(83.2)	(87.6)
Net income	$129.2	$138.6	249.6	$253.2
Earnings per common share:
Basic	$0.53	$0.64	$1.02	$1.17
Diluted	$0.52	$0.62	$1.01	$1.15
Shares used in computing earnings per common share:
Basic	242.9	217.1	243.6	217.0
Diluted	246.4	221.9	247.7	220.9

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in millions, except shares and per share data)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash and cash equivalents	$1,428.5	$1,861.0
Receivables, net	940.1	959.0
Inventories, net	1,800.3	1,664.2
Other	291.7	230.0
Total current assets	4,460.6	4,714.2

Plant and equipment, net	1,164.0	1,192.4
Goodwill	1,443.0	1,441.6
Other assets	362.4	377.2
TOTAL ASSETS	$7,430.0	$7,725.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$497.1	$22.2
Accounts payable and accrued liabilities	1,879.5	2,208.2
Accrued income taxes	48.2	65.9
Total current liabilities	2,424.8	2,296.3

Long-term debt	773.8	1,232.3
Deferred income taxes	146.9	123.0
Other long-term liabilities	177.5	154.1
Total liabilities	3,523.0	3,805.7
Stockholders’ Equity:
Common stock, par value $.01 per share, 400,000,000 shares authorized, 263,111,472 shares issued at June 30, 2010 and December 31, 2009	2.6	2.6
Capital in excess of par value	2,244.6	2,244.0
Retained earnings	2,535.0	2,285.4
Accumulated other elements of comprehensive income (loss)	(140.9)	9.5
Less: Treasury stock, 20,929,347 shares at June 30, 2010 (18,453,758 shares at December 31, 2009)	(734.3)	(621.8)
Total stockholders’ equity	3,907.0	3,919.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,430.0	$7,725.4

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)
Cash flows from operating activities:
Net income	$129.2	$138.6	$249.6	$253.2
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	37.6	27.5	71.4	54.0
Amortization	15.3	9.7	29.6	20.0
Non-cash stock compensation expense	6.4	8.2	18.5	16.0
Tax benefit of employee stock compensation plan transactions and deferred income taxes	12.9	(10.2)	7.5	(7.4)
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	(39.8)	85.4	20.1	83.0
Inventories	(21.9)	(105.3)	(65.9)	(293.1)
Accounts payable and accrued liabilities	(139.8)	(6.9)	(367.5)	(68.1)
Other assets and liabilities, net	(39.6)	(9.5)	(118.7)	(48.3)
Net cash provided by (used for) operating activities	(39.7)	137.5	(155.4)	9.3
Cash flows from investing activities:
Capital expenditures	(38.2)	(58.8)	(68.1)	(107.8)
Acquisitions, net of cash acquired	(13.0)	(23.2)	(40.9)	(23.2)
Proceeds from sale of plant and equipment	4.7	1.2	7.6	2.7
Net cash used for investing activities	(46.5)	(80.8)	(101.4)	(128.3)
Cash flows from financing activities:
Short-term loan borrowings (repayments), net	(2.1)	12.1	(18.7)	35.1
Purchase of treasury stock	(84.1)	−	(123.9)	(7.1)
Proceeds from stock option exercises, net of tax payments from stock compensation plan transactions	(5.7)	4.6	(12.2)	3.5
Excess tax benefits from employee stock compensation plan transactions	1.5	0.4	5.4	2.2
Principal payments on capital leases	(1.7)	(1.6)	(3.3)	(3.6)
Net cash provided by (used for) financing activities	(92.1)	15.5	(152.7)	30.1
Effect of translation on cash	(12.2)	23.5	(23.0)	5.6
Increase (decrease) in cash and cash equivalents	(190.5)	95.7	(432.5)	(83.3)
Cash and cash equivalents, beginning of period	1,619.0	1,442.0	1,861.0	1,621.0
Cash and cash equivalents, end of period	$1,428.5	$1,537.7	$1,428.5	$1,537.7

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

Note 2: Acquisitions

On May 7, 2010, the Company acquired the assets and certain liabilities of Eagle Precision Products LLC (“Eagle”) for a cash purchase price of $13.0 million.  The acquisition was made to enhance the Company’s position as a flow control supplier to operators in shale gas basins in the United States.  The business has been included as part of the Drilling & Production Systems (DPS) segment since the acquisition date.  Preliminary goodwill recorded was approximately $7.7 million, all of which is deductible for income tax purposes.  The Company is still awaiting significant information relating to the fair value of the assets and liabilities of the acquired business in order to finalize the purchase price allocation.

On February 5, 2010, the Company acquired a 51% ownership interest in Newco Valves, LLC, dba Newmans Valves (Newmans), for a total cash purchase price of $27.9 million, net of cash acquired.  The acquisition was made to strengthen the Company’s presence in the downstream valve market, particularly in the gate, globe and check valve product lines.  Under the terms of the acquisition, the Company has the right to purchase the remaining 49% interest in Newmans on December 15, 2011, December 31, 2012 or December 31, 2013 and is required to purchase such remaining interest by January 31, 2015.  The Company has included the financial results of Newmans in its consolidated financial statements in the Valves & Measurement (V&M) segment for the period subsequent to the acquisition date and has reflected a liability in its consolidated balance sheet for the fair value of the remaining 49% interest in Newmans it is required to purchase.  The Company is still awaiting significant information relating to the value of the assets and liabilities of Newmans in order to finalize its purchase price allocation.

As discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company acquired 100% of the outstanding stock of NATCO Group Inc. (NATCO) on November 18, 2009.  The Company made a preliminary allocation of the purchase price at the time of acquisition based on preliminary valuations of the assets and liabilities acquired.  The Company has updated its preliminary estimates and assumptions related to the fair value of inventory, property, plant and equipment, identifiable intangible assets, goodwill, certain pre-acquisition contingencies and related adjustments to deferred taxes as of June 30, 2010.  The Company is still assessing the fair value of certain current asset accounts and expects to finalize its purchase price allocation during the fourth quarter of 2010.

The following table displays the adjusted preliminary purchase price allocated to NATCO’s net tangible and identifiable intangible assets based on their estimated fair values as of the acquisition date as of June 30, 2010 in comparison to the preliminary purchase price allocation as of December 31, 2009 ($ in millions):

	Adjusted Allocation as of June 30, 2010	Preliminary Allocation as of December 31, 2009
Cash	$34.4	$34.4
Accounts receivable	150.1	157.0
Inventory	133.7	57.9
Other current assets	18.7	13.1
Property, plant and equipment	104.7	103.7
Goodwill	743.3	731.4
Intangibles	153.1	147.9
Other non-current assets	2.2	25.7
Accounts payable and accrued liabilities	(288.0)	(203.0)
Deferred taxes	(55.0)	(56.2)
Other non-current liabilities	(25.6)	(23.4)
Total estimated purchase price	$971.6	$988.5

Note 3: Other Costs

Other costs for the three and six months ended June 30, 2010 and 2009 consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Employee severance	$3.8	$10.3	$9.5	$32.2
NATCO acquisition integration costs	11.3	–	12.9	–
Deepwater Horizon legal costs	2.7	–	2.7	–
Acquisition and other restructuring costs	0.6	0.6	3.6	1.0
	$18.4	$10.9	$28.7	$33.2

NATCO acquisition integration costs consist of costs incurred for the integration of NATCO’s operations with the existing operations of the Company, primarily reflecting the costs associated with converting NATCO’s legacy operations to the Company’s SAP information systems.  Acquisition and other restructuring costs consist primarily of costs related to the Newmans acquisition and other facility-related costs associated with restructuring of the Company’s operations in response to changes in market conditions.

Note 4: Receivables

Receivables consisted of the following (in millions):

	June 30, 2010	December 31, 2009
Trade receivables	$855.1	$907.1
Other receivables	93.6	67.7
Allowance for doubtful accounts	(8.6)	(15.8)
Total receivables	$940.1	$959.0

Note 5: Inventories

Inventories consisted of the following (in millions):

	June 30, 2010	December 31, 2009
Raw materials	$161.5	$168.6
Work-in-process	576.0	484.0
Finished goods, including parts and subassemblies	1,213.0	1,167.8
Other	11.0	11.5
	1,961.5	1,831.9
Excess of current standard costs over LIFO costs	(94.7)	(108.8)
Allowances	(66.5)	(58.9)
Total inventories	$1,800.3	$1,664.2

Note 6: Plant and Equipment and Goodwill

Plant and equipment consisted of the following (in millions):

	June 30, 2010	December 31, 2009
Plant and equipment, at cost	$2,117.3	$2,107.4
Accumulated depreciation	(953.3)	(915.0)
Total plant and equipment	$1,164.0	$1,192.4

Changes in goodwill during the six months ended June 30, 2010 were as follows (in millions):

Balance at December 31, 2009	$1,441.6
Current year acquisitions	7.7
Adjustments to the purchase price allocation for prior year acquisitions	13.9
Translation and other	(20.2)
Balance at June 30, 2010	$1,443.0

Note 7: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in millions):

	June 30, 2010	December 31, 2009
Trade accounts payable and accruals	$423.8	$549.7
Salaries, wages and related fringe benefits	173.2	228.3
Advances from customers	834.5	1,052.0
Deferred revenue	78.8	48.5
Sales-related costs and provisions	64.7	70.5
Payroll and other taxes	57.3	58.5
Product warranty	40.6	45.6
Fair market value of derivatives	11.3	6.1
Other	195.3	149.0
Total accounts payable and accrued liabilities	$1,879.5	$2,208.2

Activity during the six months ended June 30, 2010 associated with the Company’s product warranty accruals was as follows (in thousands):

Balance December 31, 2009	Net warranty provisions	Charges against accrual	Translation and other	Balance June 30, 2010
$45.6	$15.4	$(21.0)	$0.6	$40.6

Note 8: Debt

The Company’s debt obligations were as follows (in millions):

	June 30, 2010	December 31, 2009

Senior notes, net of $1.9 of unamortized original issue discount at June 30, 2010 and December 31, 2009	$748.1	$748.1
Convertible debentures, net of discount of $14.9 at June 30, 2010 and $22.8 at December 31, 2009	485.1	477.2
Other debt	25.4	16.8
Obligations under capital leases	12.3	12.4
	1,270.9	1,254.5
Current maturities	(497.1)	(22.2)
Long-term portion	$773.8	$1,232.3

The Company’s 2.5% Convertible Debentures are accounted for under accounting rules for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  The Company had outstanding in certain prior periods 1.5% Convertible Debentures which were also subject to these accounting rules.  The accounting rules require the Company to separately account for the liability and equity components of its convertible debt instruments in a manner that reflects the Company’s non-convertible debt borrowing rates when interest cost is recognized.  Specifically, the accounting rules require bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt as a component of interest expense.  The bifurcation of the debt and equity components was based on estimated market borrowing rates of 5.9% and 4.85%, respectively, for non-convertible debt instruments similar to the 2.5% and 1.5% Convertible Debentures.  The bifurcation resulted in approximately $65.8 million being included in capital in excess of par value on the Company’s Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, related to the initial conversion value of the Company’s 2.5% and 1.5% Convertible Debentures.   The discount on the 2.5% Convertible Debentures remaining at June 30, 2010 from the initial bifurcation of the conversion value was $14.9 million, which will be fully amortized to interest expense by June 15, 2011.  The $485.1 million net carrying value of the 2.5% debentures has been classified in the current portion of long-term debt in the Consolidated Condensed Balance Sheet as of June 30, 2010 as these debentures contain provisions that allow the holders to require the Company to redeem them on June 15, 2011.  In addition to the expense associated with the stated interest rates on the debt, an additional amount of interest expense, totaling $3.9 million and $3.7 million, has been recognized for the three month periods ended June 30, 2010 and 2009, respectively, and $7.9 million and $7.4 million for the six month periods ended June 30, 2010 and 2009, respectively, relating to the amortization of the remaining discount on the convertible debentures that is intended to result in a rate of interest expense recognized in the Company’s Consolidated Results of Operations for each year that approximates the estimated market borrowing rates for non-convertible debt instruments as shown above.

At June 30, 2010, the Company had no borrowings outstanding under its revolving credit facility.  Other debt, totaling $25.4 million at June 30, 2010 consists primarily of the debt of Newmans.

At June 30, 2010, the fair value of the Company’s fixed-rate debt (based on level 1 quoted market rates) was approximately $1.33 billion as compared to the nearly $1.25 billion principal amount of the debt.

Note 9: Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2010 and 2009, was 25.0% and 25.7%, respectively.  The reduction in the annual effective rate was due mainly to the impact of changes in the Company’s international structure which the Company began implementing in 2009.

Note 10: Business Segments

The Company’s operations are organized into three separate business segments - DPS, V&M and Compression Systems (CS).  Summary financial data by segment was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
DPS	$1,017.9	$862.3	$1,961.3	$1,667.6
V&M	325.3	271.8	624.4	587.9
CS	109.5	135.9	213.7	271.5
	$1,452.7	$1,270.0	$2,799.4	$2,527.0

Income (loss) before income taxes:
DPS	$173.9	$172.7	$332.1	$336.9
V&M	45.3	43.8	94.3	103.5
CS	11.0	22.0	24.8	38.3
Corporate & other	(57.9)	(65.0)	(118.4)	(137.9)
	$172.3	$173.5	$332.8	$340.8

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

Note 11: Earnings Per Share

The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$129.2	$138.6	$249.6	$253.2

Average shares outstanding (basic)	242.9	217.1	243.6	217.0
Common stock equivalents	2.2	1.9	2.4	1.7
Incremental shares from assumed conversion of convertible debentures	1.3	2.9	1.7	2.2
Diluted shares	246.4	221.9	247.7	220.9

Basic earnings per share	$0.53	$0.64	$1.02	$1.17
Diluted earnings per share	$0.52	$0.62	$1.01	$1.15

The Company’s 1.5% Convertible Debentures were included in the calculation of diluted earnings per share for the three and six months ended June 30, 2009 since the average market price of the Company’s common stock exceeded the conversion value of the debentures during that period.  The Company’s 2.5% Convertible Debentures have been included in the calculation of diluted earnings per share for the three- and six-month periods ended June 30, 2010 for the same reason.

During the three- and six-month periods ended June 30, 2010, the Company acquired 2,176,705 and 3,176,705 treasury shares at an average cost of $37.59 and $39.05 respectively.  A total of 454,845 and 701,116 treasury shares were issued during the three- and six-month periods ended June 30, 2010, respectively, in satisfaction of stock option exercises and vesting of restricted stock units.

Note 12: Comprehensive Income

The amounts of comprehensive income for the three and six months ended June 30, 2010 and 2009 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income per Consolidated Condensed Results of Operations	$129.2	$138.6	$249.6	$253.2
Foreign currency translation gain (loss)	(92.9)	102.9	(148.4)	57.0
Amortization of net prior service credits related to the Company’s pension and postretirement benefit plans, net of tax	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of net actuarial losses related to the Company’s pension and postretirement benefit plans, net of tax	0.8	0.5	1.7	1.1
Change in fair value of derivatives accounted for as cash flow hedges, net of tax	(1.0)	23.6	(3.4)	19.6
Comprehensive income	$36.0	$265.5	$99.2	$330.6

The components of accumulated other elements of comprehensive income (loss) at June 30, 2010 and December 31, 2009 were as follows (in millions):

	June 30, 2010	December 31, 2009
Accumulated foreign currency translation gain (loss)	$(66.8)	$81.6
Prior service credits, net, related to the Company’s pension and postretirement benefit plans, net of tax	2.8	3.1
Actuarial losses, net, related to the Company’s pension and postretirement benefit plans, net of tax	(60.9)	(62.6)
Change in fair value of derivatives accounted for as cash flow hedges, net of tax(1)	(16.0)	(12.6)
Accumulated other elements of comprehensive income (loss)	$(140.9)	$9.5

(1)	Approximately $10.5 million (after tax) of accumulated other elements of comprehensive loss is expected to be recognized as a reduction in earnings during the twelve-month period ending June 30, 2011.

Note 13: Contingencies

The Company is subject to a number of contingencies, including litigation, tax contingencies and environmental matters.

Deepwater Horizon Matter

A blowout preventer (“BOP”) originally manufactured by the Company and delivered in 2001, and for which the Company was one of the suppliers of spare parts and repair services, was deployed by the drilling rig Deepwater Horizon when it experienced a tragic explosion and fire on April 20, 2010, resulting in bodily injuries and loss of life, loss of the rig, and an unprecedented discharge of hydrocarbons into the Gulf of Mexico.

While the Company did not operate the BOP nor did it have anyone on the rig at the time of the incident, claims for personal injury, wrongful death and property damage arising from the Deepwater Horizon incident have been and will continue to be asserted against the Company.  Additionally, claims for pollution and other economic damages, including business interruption and loss of revenue, have been, and we anticipate will continue to be, asserted against all parties associated with this incident, including the Company, BP plc and certain of its subsidiaries, the operator of Mississippi Canyon Block 252 upon which the Macondo well was being drilled, Transocean Ltd. and certain of its affiliates, the rig owner and operator, as well as other equipment and service companies. The Company has been named as one of several defendants in over 270 suits filed in a variety of Federal and State courts, of which over 160 have been filed as class actions, and over 50 each as multi-plaintiff and single plaintiff actions.  A motion to consolidate all suits pending in Federal courts into a single proceeding before a single Federal judge under the Federal rules governing multi-district litigation has been made.  This would involve all but less than 10 of the cases filed.  A decision on the consolidation motion In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico on April 20, 2010, MDL Docket No. 2179, is expected by mid-August 2010.  It is also possible that claims for destruction of and/or harm to natural resources may be asserted against those associated with this incident by the United States Government and by the Gulf and/or East Coast States, whose Attorneys General have notified the Company to preserve documents in the event of a claim, and possibly by other parties.  This event and its causes are also being investigated by the U.S. Coast Guard and the Bureau of Ocean Energy Management, which have named Cameron as a party-in-interest in their joint investigation, the Department of Justice, the U.S. Chemical Safety and Hazard Investigation Board, the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling, and by numerous other governmental entities, including Congressional Committees.

The causes of the explosion, the extent of the environmental impact, and the ultimate costs and damages that will ultimately be determined attributable to this event are not yet known and cannot be reasonably estimated.  The facts as to why the BOP did not seal, or was prevented from sealing, the Macondo well are also not yet known, and as a result we are unable to make any reasonable determination of what liability, if any, the Company could be found to have with respect to any of the foregoing claims or whether the Company will be found to have any liability, directly or by way of contribution, under any environmental laws or regulations or otherwise. BP has been designated as the Responsible Party for the pollution emanating from the Macando well under the Oil Pollution Act of 1990 (OPA), and has accepted such designation.  Cameron has not been named a Responsible Party.

The applicable contracts between Cameron and Transocean entities provide for customary industry “knock-for-knock” indemnification by which each party agreed to bear the risk of, and hold the other harmless with respect to, all claims for personal injury, to include wrongful death, and property loss or damage of its own, its employees and those of its contractors.  In addition, the contracts provide that in the event Transocean is entitled to indemnity under any contract with its customers or suppliers for pollution or other damages associated with blowout or loss of well control, Transocean will provide Cameron with the benefit of such indemnity to the fullest extent possible.  Transocean has publicly stated that it has a full pollution indemnity from BP, although BP has so far declined to acknowledge any obligation under the indemnity.

The Company has commercial general liability insurance, including completed products and sudden and accidental pollution coverage, with limits of $500 million and a self retention of $3 million.  Defense costs are not covered by the policy.  The Company has notified its insurers of the claims being asserted against it.  Coverage includes claims for personal injury and wrongful death, as well as liability for pollution and loss of revenue/business interruption.

While the Company’s BOPs have a history of reliable performance when properly maintained and operated in accordance with product specifications, until the litigation referred to above progresses and until the investigations referred to above are completed, we are unable to determine the extent of the Company’s future involvement in the litigation and any liability resulting from this incident.  If it is ultimately determined that the Company bears some responsibility, and therefore liability, for the costs and damages caused by this event, we will rely on our contractual indemnity rights and then, if and to the extent necessary, on our insurance coverage.  If our contractual indemnities are determined to be inapplicable, or the indemnitors fail or are unable to fulfill their contractual indemnity obligations, and if the damages and costs ultimately determined to be the Company’s responsibility exceed our insurance coverage, we could be liable for amounts which could have a material adverse impact on our financial condition, results of operations and cash flows.

In accordance with the Company's accounting policy, through June 30, 2010, the Company incurred and expensed legal fees of $2.7 million, primarily related to the Company’s participation in the various investigations into the incident.  The Company has not accrued any amounts relating to this matter because we do not believe at the present time a loss is probable.

Other Litigation

In 2001, the Company discovered that contaminated underground water from a former manufacturing site in Houston (see discussion below under Environmental Matters) had migrated under an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners. Concerns over the impact on property values of the underground water contamination and its public disclosure led to a number of claims by homeowners.  The Company has settled these claims, primarily as a result of the settlement of a class action lawsuit, and is obligated to reimburse 197 homeowners for any diminution in value of their property due to contamination concerns at the time of any sale.

Based upon 2009 testing results of monitoring wells on the southeastern border of the plume, the Company notified at that time 33 homeowners whose property is adjacent to the class area that their property may be affected.  The Company is taking remedial measures to prevent these properties from being affected.

The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements as well as any possible new claims that may be filed with respect to this underground water contamination will not have a material adverse effect on its financial position or results of operations. The Company’s consolidated balance sheet included a liability of approximately $12.1 million for these matters as of June 30, 2010.

The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At June 30, 2010, the Company’s consolidated balance sheet included a liability of approximately $4.8 million for such cases. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

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

Environmental Matters

The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the CS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At June 30, 2010, the Company’s consolidated balance sheet included a noncurrent liability of approximately $7.2 million for environmental matters.

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

Cash and cash equivalents include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market securities, U.S. treasury bills, other U.S. agency notes, short-term commercial paper and corporate debt securities, all of which are considered Level 1 under the ASC’s fair value hierarchy. Total cash equivalents were approximately $1.1 billion and $1.4 billion at June 30, 2010 and December 31, 2009, respectively.

In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into forward foreign currency exchange contracts to hedge specific large anticipated receipts or disbursements in currencies for which the Company does not traditionally have fully offsetting local currency expenditures or receipts. The Company was party to a number of long-term foreign currency forward contracts at June 30, 2010, some of which extend through 2011. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling, valve or other equipment contracts involving the Company’s United States operations and its wholly-owned subsidiaries in Brazil, Italy, Romania, Singapore and the United Kingdom. The Company determines the fair value of its outstanding foreign currency forward contracts based on quoted exchange rates for the respective currencies applicable to similar instruments.  These quoted exchange rates are considered to be Level 2 observable market inputs.  Information relating to the contracts, most of which have been accounted for as cash flow hedges as of June 30, 2010, follows:

Total gross volume bought (sold) by notional currency on open derivative contracts at June 30, 2010 was as follows (in millions):

	Notional Amount
	Buy	Sell
FX Forward Contracts:
EUR	17.7	31.4
GBP	2.4	7.5
MYR	70.1	–
USD	18.6	81.3

FX Options:
USD	–	2.5

In October 2009, the Company entered into two interest rate swaps which effectively converted $400 million of 6.375% fixed rate borrowings into variable rate debt based on a spread of approximately 4.79% over the current 3-month London Interbank Offered Rate (LIBOR).   At June 30, 2010, these two swaps had a fair value of approximately $6.3 million to the benefit of the Company.  On July 23, 2010, the Company entered into a third interest rate swap which effectively locked in a significant portion of the gain from those earlier swaps to reduce the Company’s rate on $400 million of its 6.375% fixed rate borrowings to an effective fixed interest rate of approximately 5.49% through January 15, 2012, the maturity date of all three swaps.   Each of the swaps provide for semiannual interest payments and receipts each January 15 and July 15 and provide for resets of the 3-month LIBOR rate to the then existing rate each January 15, April 15, July 15 and October 15.  The fair value of the interest rate swaps is affected by changes in quoted three-month LIBOR rates, which is considered to be a Level 2 observable market input.

The fair values of derivative financial instruments recorded in the Company’s Consolidated Condensed Balance Sheets at June 30, 2010 and December 31, 2009 was as follows (in millions):

Asset Derivatives			Liability Derivatives
	Fair Value			Fair Value
Balance sheet location	June 30, 2010	December 31, 2009	Balance sheet location	June 30, 2010	December 31, 2009

Derivatives designated as hedging instruments:

Foreign exchange contracts	Current assets	$1.8	$1.2	Current liabilities	$(10.5)	$(6.1)
	Non-current assets	−	−	Non-current liabilities	(0.2)	(0.3)
		1.8	1.2		(10.7)	(6.4)

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Current assets	–	1.7	Current liabilities	(0.8)	(0.1)
	Non-current assets	−	−	Non-current liabilities	−	−
		−	1.7		(0.8)	(0.1)

Interest Rate Swaps	Current assets	−	−	Current liabilities	−	−
	Non-current assets	6.3	1.3	Non-current liabilities	−	−
		6.3	1.3		−	−

Total Derivatives		$8.1	$4.2		$(11.5)	$(6.5)

The effects of derivative financial instruments on the Company’s consolidated condensed financial statements for the three months ended June 30, 2010 and June 30, 2009 were as follows (in millions):

	Effective Portion					Ineffective Portion and Other
Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in OCI on Derivatives at June 30,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income at June 30,		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives at June 30,
	2010	2009		2010	2009		2010	2009

Foreign exchange contracts	$(6.9)	$22.5	Revenues	$(2.0)	$(7.7)	Cost of goods sold-effective portion	$(1.7)	$1.8
			Cost of goods sold	(3.4)	(0.6)
			Depreciation expense	−	−
Total	$(6.9)	$22.5		$(5.4)	$(8.3)		$(1.7)	$1.8

The effects of derivative financial instruments on the Company’s consolidated condensed financial statements for the six months ended June 30, 2010 and June 30, 2009 were as follows (in millions):

	Effective Portion					Ineffective Portion and Other
Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in OCI on Derivatives at June 30,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income at June 30,		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives at June 30,
	2010	2009		2010	2009		2010	2009

Foreign exchange contracts	$(12.9)	$14.5	Revenues	$(2.6)	$(14.9)	Cost of goods sold-ineffective portion	$(2.0)	$1.7
			Cost of goods sold	(6.1)	(2.8)
			Depreciation expense	(0.1)	(0.1)
Total	$(12.9)	$14.5		$(8.8)	$(17.8)		$(2.0)	$1.7

During the three-month period ended June 30, 2010, approximately $2.8 million and $6.1 million was recognized as a reduction to cost of goods sold and interest expense, respectively, relating to foreign currency forward contracts and interest rate swap agreements that were not designated as hedging instruments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical data contained herein, this document includes “forward-looking statements” regarding future market strength, order levels, revenues and earnings of the Company, as well as expectations regarding cash flows, legal fees and costs associated with a number of lawsuits filed against the Company in connection with the Deepwater Horizon matter, and future capital spending made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from those described in forward-looking statements.  These statements are based on current expectations of the Company’s performance and are subject to a variety of factors, some of which are not under the control of the Company, which can affect the Company’s results of operations, liquidity or financial condition.  Such factors may include overall demand for, and pricing of, the Company’s products; the size and timing of orders; the Company’s ability to successfully execute large subsea and drilling systems projects it has been awarded; the possibility of cancellations of orders in backlog; the Company’s ability to convert backlog into revenues on a timely and profitable basis; the impact of acquisitions the Company has made or may make; changes in the price of (and demand for) oil and gas in both domestic and international markets; raw material costs and availability; political and social issues affecting the countries in which the Company does business, including a six-month moratorium imposed by the United States government on drilling activities in deepwater areas of the Gulf of Mexico; fluctuations in currency markets worldwide; and variations in global economic activity.  In particular, current and projected oil and gas prices historically have generally directly affected customers’ spending levels and their related purchases of the Company’s products and services.  As a result, changes in oil and gas price expectations may impact the demand for the Company’s products and services and the Company’s financial results due to changes in cost structure, staffing and spending levels the Company makes in response thereto.  See additional factors discussed in “Factors That May Affect Financial Condition and Future Results” contained herein.

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

SECOND QUARTER 2010 COMPARED TO SECOND QUARTER 2009

Market Conditions

Information related to a measure of drilling activity and certain commodity spot and futures prices follows:

	Quarter Ended June 30,		Increase (Decrease)
	2010	2009	Amount	%
Drilling activity (average number of working rigs during period)(1):
United States	1,508	936	572	61.1%
Canada	166	90	76	84.4%
Rest of world	1,088	982	106	10.8%
Global average rig count	2,762	2,008	754	37.5%

Commodity prices (average of daily U.S. dollar prices per unit during period)(2):
West Texas Intermediate Cushing, OK crude spot price per barrel in U.S. dollars	$77.88	$59.69	$18.19	30.5%
Henry Hub natural gas spot price per MMBtu in U.S. dollars	$4.33	$3.71	$0.62	16.7%
Twelve-month futures strip price (U.S. dollar amount at period end)(2):
West Texas Intermediate Cushing, OK crude oil contract (per barrel)	$77.89	$73.02	$4.87	6.7%
Henry Hub Natural Gas contract (per MMBtu)	$5.07	$5.26	$(0.19)	(3.6)%

(1)         Based on average monthly rig count data from Baker Hughes
(2)         Source: Bloomberg

The number of worldwide operating rigs declined during the early part of the second quarter of 2010 but recovered during the latter half of the quarter to nearly the same level as at the beginning of the period as stronger activity levels in the U.S. and the remainder of the world were more than offset by lower levels of operating rigs in the Canadian market as a result of seasonal factors. Crude prices declined during the second quarter of 2010 from an average of $78.84 per barrel during the first quarter of 2010 to an average of $77.88 per barrel during the second quarter of 2010.  Natural gas prices (Henry Hub) trended upward during the quarter from the beginning of the period through June 30, 2010 but on average declined from an average price of $5.09 per MMBtu during the first quarter of 2010.

During the second quarter of 2009, the number of operating rigs in the U.S., Canada and the remainder of the world was in the latter stages of a steep decline that began in the fourth quarter of 2008.   However, both crude oil (West Texas Intermediate, Cushing, OK) and natural gas (Henry Hub) prices were increasing during the second quarter of 2009, with crude oil prices rising from an average of $43.18 per barrel during the first quarter of 2009 to $59.69 per barrel during the second quarter of 2009.  Natural gas prices were more volatile during the second quarter of 2009 but ultimately on average were down from an average price of $4.55 per MMBtu in the first quarter of 2009 to $3.71 per MMBtu in the second quarter of 2009.

 Historically, the level of capital expenditures by the Company’s customers, which impacts demand for much of the Company’s products and services, has been affected by the level of drilling, exploration and production activity as well as the price of oil and natural gas.  The recent changes in crude oil and natural gas prices and expectations of future prices may affect the future capital spending plans of certain of the Company’s customers.

Consolidated Results

Total revenues for the Company increased by $182.7 million, or 14.4%, during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.  Approximately 94% of the increase was attributable to the incremental impact of revenues from newly acquired businesses in the past year in the Drilling & Production Systems (DPS) and Valves & Measurement (V&M) segments.  Increases in other product line sales in these segments were partially offset by a 19.4% decline in revenues in the Compression Systems (CS) segment.

As a percent of revenues, cost of sales (exclusive of depreciation and amortization) increased from 66.2% during the second quarter of 2009 to 67.8% for the second quarter of 2010.  The increase was due largely to the higher level of costs in the DPS and CS segments due mainly to the impact of newly acquired businesses in the DPS segment and a shift in product line sales mix in both segments.

Selling and administrative expenses increased $22.1 million, or 12.1%, during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, due mainly to approximately $20.8 million of incremental costs added from newly acquired businesses.

Depreciation and amortization increased $15.7 million, or 41.9%, during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.  Over 90% of the increase was due to the incremental amounts associated with newly acquired businesses.

Interest expense decreased in the second quarter of 2010 as compared to the second quarter of 2009, due mainly to $2.0 million of benefit recognized in the second quarter of 2010 associated with the Company’s interest rate swaps (see Note 14 of the Notes to Consolidated Condensed Financial Statements) and a $4.3 million accrual for interest recorded during the second quarter of 2009 related to an international contingency.

During the second quarter of 2010, the Company incurred $18.4 million of costs in connection with:

•
the integration of the operations of NATCO Group Inc. (NATCO), acquired in November 2009, into the operations of the Company, primarily reflecting the costs associated with converting NATCO’s legacy operations to the Company’s SAP information systems, totaling approximately $11.3 million,

•	$4.4 million of employee severance costs and other acquisition and facility-related costs associated with restructuring of the Company’s operations in response to changes in market conditions, and
•	$2.7 million of legal costs incurred to date in connection with the April 2010 explosion and sinking of the Deepwater Horizon rig and the subsequent release of hydrocarbons into the Gulf of Mexico.

Included in operating results for the second quarter of 2009 were employee severance, related benefit and certain other costs totaling $10.9 million, associated primarily with workforce reductions during this period.

The Company’s effective tax rate for the second quarter of 2010 was 25.0% compared to 20.1% during the second quarter of 2009.  The tax provision for the second quarter of 2009 is lower than the comparable period in 2010 due to:

•	an adjustment made in the second quarter of 2009 to the estimated annual effective tax rate as a result of changes in the Company’s international structure implemented in the period and,
•	a net reduction in reserves for uncertain tax positions of $6.0 million primarily related to settlements with tax authorities, partially offset by unrecognized benefits of certain tax positions.

Segment Results

DPS Segment –

	Quarter Ended June 30,		Increase (Decrease)
($ in millions)	2010	2009	$	%

Revenues	$1,017.9	$862.3	$155.6	18.0%
Income before income taxes	$173.9	$172.7	$1.2	0.7%
Income before income taxes as a percent of revenues	17.1%	20.0%	N/A	(2.9)%

Orders	$914.3	$597.5	$316.8	53.0%
Backlog (at period end)	$3,982.0	$4,035.7	$(53.7)	(1.3)%

Revenues

Approximately 92% of the increase in revenues in the second quarter of 2010 compared to the second quarter of 2009 was due to incremental revenues from newly acquired businesses, primarily NATCO.   Absent the effect of newly acquired businesses, the remaining increase was mainly due to a 26% increase in sales of subsea equipment, primarily related to projects offshore West Africa, partially offset by a decline of 15% in sales of drilling equipment due largely to the lack of new build construction activity for major deepwater drilling rigs in the second quarter of 2010 compared to the second quarter of 2009.

Income before income taxes as a percent of revenues

The decrease in the ratio of income before income taxes as a percent of revenues was due primarily to:

•
an increase of 2.6 percentage points in the ratio of cost of sales to revenues due mainly to NATCO, which carries a higher cost of sales to revenues ratio than other businesses, and a mix shift from higher-margin drilling and surface sales to a greater proportion of lower-margin sales of subsea equipment.

•	an increase of 1.1 percentage points in the ratio of depreciation and amortization to revenues, due mainly to the impact of newly acquired businesses, primarily NATCO.

       These increases were partially offset by a decrease of 0.8 percentage points in the ratio of selling and administrative expenses to revenues.  Although nearly $13.1 million of costs were added as a result of newly acquired businesses, the increase in relation to revenues was offset by the absence of (i) a $7.5 million write-down related to a receivable associated with the 2006 sale of the Company’s interest in its Iranian joint venture and (ii) a $5.0 million accrual related to bad debts, both of which were recorded in the second quarter of 2009.

Orders

Excluding the impact of newly acquired businesses, order levels for the segment increased $235.4 million, or 39.4%, in the second quarter of 2010 as compared to the second quarter of 2009.  The primary drivers for the increase were:

•	a doubling of orders for new and aftermarket drilling equipment, primarily reflecting several large project awards for new drilling stacks and riser, and

•	a 53% increase in surface equipment orders due largely to increased North American activity levels resulting from higher commodity prices and the impact of new shale gas opportunities.

Backlog (at period end)

DPS segment backlog declined by 1.6% from the first quarter of 2010, due primarily to a lower backlog level for subsea products which was partially offset by increases in each of the other product lines.  Backlog at June 30, 2010 was down 1.3% from the comparable level at June 30, 2009, due mainly to a 30% decline in backlog for drilling projects which was partially offset by backlog added from acquisitions since June 30, 2009 and higher demand for surface products.

V&M Segment –

	Quarter Ended June 30,		Increase (Decrease)
($ in millions)	2010	2009	$	%

Revenues	$325.3	$271.8	$53.5	19.7%
Income before income taxes	$45.3	$43.8	$1.5	3.4%
Income before income taxes as a percent of revenues	13.9%	16.1%	N/A	(2.2)%

Orders	$339.1	$194.1	$145.0	74.7%
Backlog (at period end)	$630.8	$579.6	$51.2	8.8%

Revenues

Newly acquired businesses accounted for approximately $33.8 million of the increase in revenues in the V&M segment during the second quarter of 2010 as compared to the second quarter of 2009.  Absent the effect of these revenues, the remaining increase was almost entirely due to higher sales of distributed products mainly reflecting higher North American activity levels in the current year.

Income before income taxes as a percent of revenues

The decrease in the ratio of income before income taxes as a percent of revenues was due primarily to:

•
a 1.8 percentage-point increase in the ratio of selling and administrative costs to revenues due largely to the higher relationship of costs to revenues of newly acquired businesses and increases in employee-related costs during the period,

•	a 0.2 percentage-point increase in the ratio of depreciation and amortization to revenues mainly as a result of the incremental effect of newly acquired businesses, and

•	an increase of 0.2 percentage points in the ratio of cost of sales to revenues due mainly to changes in sales mix.

Orders

Excluding the impact of newly acquired businesses, order levels for the segment increased $109.2 million, or 56.2%, in the second quarter of 2010 as compared to the second quarter of 2009.  The primary drivers for the increase were:

•	a 67% increase in orders for engineered valves related primarily to higher pipeline construction project activity in the Asia Pacific region and in North America,

•	an 80% increase in orders for distributed valves, due mainly to higher North American activity levels, and

•	a 69% increase in orders for process valves as a result of increased activity worldwide for gas plant, transmission and production projects.

Backlog (at period end)

Backlog levels for the V&M segment were down modestly from March 31, 2010 due mainly to a decline in engineered valve backlog during the second quarter of 2010.  However, backlog levels at June 30, 2010 increased 8.8% as compared to June 30, 2009, mainly as a result of acquisitions and strengthening demand for distributed valves.

CS Segment –

	Quarter Ended June 30,		Increase (Decrease)
($ in millions)	2010	2009	$	%

Revenues	$109.5	$135.9	$(26.4)	(19.4)%
Income before income taxes	$11.0	$22.0	$(11.0)	(50.1)%
Income before income taxes as a percent of revenues	10.0%	16.2%	N/A	(6.2)%

Orders	$135.7	$110.2	$25.5	23.2%
Backlog (at period end)	$308.8	$401.0	$(92.2)	(23.0)%

Revenues

The decline in CS segment revenues was due primarily to:

•	a 17% decrease in sales of reciprocating compression equipment due mainly to weaker North American and international demand for Ajax units and Superior engines, and

•
a decrease of 24% in shipments of centrifugal compression equipment during the second quarter of 2010 as compared to the second quarter of 2009, mainly as a result of lower worldwide order rates for air separation and engineered air units during 2009 as compared to 2008.

Income before income taxes as a percent of revenues

The decrease in the ratio of income before income taxes as a percent of revenues was due primarily to:

•
a 2.8 percentage-point increase in the ratio of selling and administrative costs to revenues, due largely to the impact of lower revenues, which decreased faster than the decline in selling and administrative costs,

•
an increase of 2.7 percentage points in the ratio of cost of sales to revenues during the second quarter of 2010, due mainly to higher material costs and lower absorption as a result of the decline in volume during the period, as well as a sales mix change to a greater portion of lower-margin reciprocating compression equipment sales, and

•
an increase of 0.6 percentage points in the ratio of depreciation and amortization to revenues, due mainly to the decline in revenues during the second quarter of 2010, as depreciation and amortization was relatively flat period-over-period.

Orders

Orders increased in the second quarter of 2010 as compared to the second quarter of 2009 due mainly to:

•	a 20% increase in reciprocating compression equipment orders due mainly to a multi-unit order for Superior compressors from a customer in South America, and

•	a 27% increase in orders for centrifugal compression equipment, mainly as a result of stronger demand from customers in the Asia Pacific region for new units and for aftermarket parts and services.

Backlog (at period end)

Backlog increased 8.0% from March 31, 2010 due largely to increased order levels during the second quarter of 2010 for new Superior compressors and for aftermarket parts and services.  Weak order levels in recent quarters in most all product lines resulted in a reduction in backlog at June 30, 2010 as compared to June 30, 2009.

Corporate Segment –

The $7.1 million decrease in the loss before income taxes of the Corporate segment during the second quarter of 2010 as compared to the second quarter of 2009 (see Note 10 of the Notes to Consolidated Condensed Financial Statements) was due primarily to $6.9 million of foreign currency gains recorded in the second quarter of 2010 relating to a change in the value of the U.S. dollar against certain other foreign currencies with respect to intercompany loans included in the Corporate segment that have been denominated in those foreign currencies.  Changes in interest expense and the amount of restructuring expense and acquisition-related costs are discussed in “Consolidated Results” above.

SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO SIX MONTHS ENDED JUNE 30, 2009

Market Conditions

Information related to a measure of drilling activity and certain commodity spot and futures prices follows:

	Six Months Ended June 30,		Increase (Decrease)
	2010	2009	Amount	%
Drilling activity (average number of working rigs during period)(1):
United States	1,427	1,131	296	26.2%
Canada	318	209	109	52.2%
Rest of world	1,075	1,004	71	7.1%
Global average rig count	2,820	2,344	476	20.3%
Commodity prices (average of daily U.S. dollar prices per unit during period)(2):
West Texas Intermediate Cushing, OK crude spot price per barrel in U.S. dollars	$78.35	$51.57	$26.78	51.9%
Henry Hub natural gas spot price per MMBtu in U.S. dollars	$4.70	$4.12	$0.58	14.1%
Twelve-month futures strip price (U.S. dollar amount at period end)(2):
West Texas Intermediate Cushing, OK crude oil contract (per barrel)	$77.89	$73.02	$4.87	6.7%
Henry Hub Natural Gas contract (per MMBtu)	$5.07	$5.26	$(0.19)	(3.6)%

(1)         Based on average monthly rig count data from Baker Hughes
(2)         Source: Bloomberg

The number of worldwide operating rigs has increased from the levels at the beginning of 2010, following a peak in activity during the first quarter, primarily on the strength of increased activity levels in the United States during the first half of the year.  Crude oil prices (West Texas Intermediate, Cushing, OK) declined slightly from the beginning of the year to June 30, 2010, following some volatility during the first six months but were up 51.9% on average from the first six months of 2009.  Natural gas prices (Henry Hub) have declined during the first half of 2010 but were up on average $0.58 per MMBtu, or 14.1%, from the average for the first six months of 2009.

The number of worldwide operating rigs declined steeply during the first half of 2009 to their lowest levels by mid-year, largely reflecting weakness in the North American markets.  Crude oil prices (West Texas Intermediate, Cushing, OK) however, increased sharply from the beginning of 2009 to June 30, 2009.   Natural gas prices diverged from crude oil prices during this period declining from the beginning of 2009 to June 30, 2009.

Consolidated Results

Total revenues for the Company increased by $272.4 million, or 10.8%, during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.  Newly acquired businesses, primarily NATCO, accounted for approximately $301.4 million of incremental revenues in the first six months of 2010 as compared to the first six months of 2009.  Absent the effect of newly acquired businesses, consolidated revenues declined 1.1% from the first half of 2009 as declines in the V&M and CS segments more than offset an increase in DPS segment revenues.

As a percent of revenues, cost of sales (exclusive of depreciation and amortization) increased from 66.7% during the first six months of 2009 to 67.8% for the first six months of 2010.  The increase was due largely to the higher level of costs in the CS and DPS segments resulting from volume declines and higher material and other unabsorbed costs in the CS segment and lower subsea project margins in the DPS segment.

Selling and administrative expenses increased $54.2 million, or 15.6%, during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, due largely to an increase of approximately $45.8 million of incremental costs added from newly acquired businesses and higher employee-related costs.  Partially mitigating the increase in expenses in 2010 was (i) a year-over-year reduction in bad debt expense of approximately $19.8 million associated with charges taken in the DPS and CS segments in the first six months of 2009 due to uncertainty regarding collection of certain receivables, a portion of which was reversed in the first half of 2010 upon ultimate collection of the amounts due and (ii) a $7.5 million write-down taken in the first six months of 2009 related to a receivable associated with the 2006 sale of the Company’s interest in its Iranian joint venture.

Depreciation and amortization increased $27.0 million, or 36.5%, during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.  Approximately 88% of the increase was due to the incremental amounts associated with newly acquired businesses.

Interest expense decreased in the first six months of 2010 as compared to the first six months of 2009, due mainly to $6.1 million of benefit recognized in the first half of 2010 associated with the Company’s interest rate swaps (see Note 14 of the Notes to Consolidated Condensed Financial Statements), a $4.3 million accrual for interest recorded during the first six months of 2009 related to an international contingency and payoff of the remaining portion of the Company’s 1.5% convertible debentures during the third quarter of 2009, which lowered interest expense by $2.4 million.

During the first six months of 2010, the Company incurred $28.7 million of costs in connection with:

•
employee severance and other acquisition and facility-related activities associated with restructuring of the Company’s operations in response to changes in market conditions, totaling approximately $13.1 million,

•
the integration of the operations of NATCO, acquired in November 2009, into the operations of the Company, primarily reflecting the costs associated with converting NATCO’s legacy operations to the Company’s SAP information systems, totaling approximately $12.9 million, and

•	$2.7 million of legal costs incurred to date in connection with the April 2010 explosion and sinking of the Deepwater Horizon rig and the subsequent release of hydrocarbons into the Gulf of Mexico.

Included in operating results for the first six months of 2009 were employee severance, related benefit and certain other costs totaling $33.2 million associated primarily with workforce reductions during the period.

The Company’s effective tax rate for the six months ended June 30, 2010 was 25.0% compared to 25.7% during the six months ended June 30, 2009.  The reduction in the estimated annual effective rate was due mainly to the impact of changes in the Company’s international structure which the Company began implementing in 2009.

Segment Results

DPS Segment –

	Six Months Ended June 30,		Increase (Decrease)
($ in millions)	2010	2009	$	%

Revenues	$1,961.3	$1,667.6	$293.7	17.6%
Income before income taxes	$332.1	$336.9	$(4.8)	(1.4)%
Income before income taxes as a percent of revenues	16.9%	20.2%	N/A	(3.3)%

Orders	$1,609.3	$1,224.4	$384.9	31.4%

Revenues

Approximately 86% of the increase in revenues in the first six months of 2010 as compared to the first six months of 2009 was due to incremental revenues from newly acquired businesses.   Absent the effect of newly acquired businesses, the remaining increase was due to a 28% increase in sales of subsea equipment, primarily related to projects offshore West Africa, which more than offset declines in each of the segment’s other product lines.

Income before income taxes as a percent of revenues

The decrease in the ratio of income before income taxes as a percent of revenues was due primarily to:

•
an increase of 2.2 percentage points in the ratio of cost of sales to revenues due mainly to an increase of lower-margin subsea and process systems project revenues in relation to higher margin drilling and surface revenues, as well as lower margins on major subsea projects in the first half of 2010 as compared to the first half of 2009, and

•	an increase of 1.0 percentage point in the ratio of depreciation and amortization to revenues, nearly 81% of which was due to the impact of newly acquired businesses, primarily NATCO.

Selling and administrative costs increased $32.6 million, or 18.7% during the first six months of 2010 as compared to the first six months of 2009, net of a reduction in expense year-over-year for (i) a $7.5 million write-down in 2009 related to a receivable associated with the 2006 sale of the Company’s interest in its Iranian joint venture and (ii) a reduction in bad debt expense of approximately $8.8 million primarily associated with a charge in 2009 to increase the reserve for doubtful accounts relating to certain past due receivables, a portion of which was reversed in 2010 upon collection of the receivables.  Newly acquired businesses accounted for nearly two-thirds of the gross increase in costs with the remaining increase largely due to higher employee-related expenditures.

Orders

Excluding the impact of newly acquired businesses, order levels for the segment increased $208.9 million, or 17.1%, in the first six months of 2010 as compared to the first six months of 2009.  The primary drivers for the increase were:

•	a 26% increase in orders for new surface equipment, primarily reflecting increased North American activity levels and the impact of new shale gas opportunities,

•	a 128% increase in process systems orders due to growth in all regions in the core Petreco business, and

•	a 7% increase in drilling orders, primarily for spares and aftermarket repair services.

V&M Segment –

	Six Months Ended June 30,		Increase (Decrease)
($ in millions)	2010	2009	$	%

Revenues	$624.4	$587.9	$36.5	6.2%
Income before income taxes	$94.3	$103.5	$(9.2)	(8.9)%
Income before income taxes as a percent of revenues	15.1%	17.6%	N/A	(2.5)%

Orders	$740.2	$427.3	$312.9	73.2%

Revenues

Newly acquired businesses added approximately $60.0 million in incremental revenues to the V&M segment during the first six months of 2010 as compared to the first six months of 2009.  Absent the effect of these revenues, sales declined nearly 4.0%.  The decrease was primarily due to:

•
a 10% decrease in sales of engineered valves and a 13% decrease in sales of process valves due to lower backlog levels at the beginning of 2010 as compared to the beginning of 2009.  These declines were partially offset by:

•	an 18% increase in sales of distributed valves as a result of higher bookings in the first half of 2010 as North American distributors restocked their inventory levels during the period.

Income before income taxes as a percent of revenues

The decrease in the ratio of income before income taxes as a percent of revenues was due primarily to:

•
a 2.9 percentage-point increase in the ratio of selling and administrative costs to revenues, 60% of which was due to the incremental effect on costs of newly acquired businesses, with the remainder largely related to higher employee-related expenses, and

•
a 0.5 percentage-point increase in the ratio of depreciation and amortization to revenues mainly as a result of increased costs, almost three-fourths of which was due to the incremental effect on costs of newly acquired businesses.  This was partially offset by:

•
a decrease of 0.9 percentage points in the ratio of cost of sales to revenues due mainly to increased sales volumes in the distributed valves, measurement systems and aftermarket product lines resulting from newly acquired businesses and an improvement in margins in the engineered product line.

Orders

Excluding the impact of newly acquired businesses, order levels for the segment increased $250.8 million, or 58.7%, in the first six months of 2010 as compared to the first six months of 2009.  The primary drivers for the increase were:

•	a 112% increase in orders for distributed valves, due mainly to inventory restocking by North American distributors,

•
a 72% increase in orders for engineered valves related primarily to higher activity levels in the United States as well as awards received in 2010 for large international pipeline construction projects, and

•
a 43% increase in orders for process valves as a result of increased construction activity for gas plant, transmission and production projects located primarily in the United States and former Soviet Union countries.

CS Segment –

	Six Months Ended June 30,		Increase (Decrease)
($ in millions)	2010	2009	$	%

Revenues	$213.7	$271.5	$(57.8)	(21.3)%
Income before income taxes	$24.8	$38.3	$(13.5)	(35.3)%
Income before income taxes as a percent of revenues	11.6%	14.1%	N/A	(2.5)%

Orders	$250.5	$233.4	$17.1	7.3%

Revenues

The decline in CS segment revenues was due primarily to:

•	a 21% decrease in sales of reciprocating compression equipment due mainly to weaker North American activity levels, and

•
a decrease of 21% in shipments of centrifugal compression equipment, mainly as a result of lower worldwide order rates for air separation and engineered air units during the latter part of 2009 as compared to the latter part of 2008.

Income before income taxes as a percent of revenues

The decrease in the ratio of income before income taxes as a percent of revenues was due primarily to:

•
an increase of 1.9 percentage points in the ratio of cost of sales to revenues during the first six months of 2010, due mainly to the impact of increased material costs, as well as a volume decline in sales of reciprocating and centrifugal compression equipment resulting in lower absorption of costs, and

•
an increase of 0.7 percentage points in the ratio of depreciation and amortization to revenues due mainly to the decline in revenues during the first half of 2010 as depreciation and amortization was relatively flat period-over-period.

Selling and administrative expenses declined in proportion to the decline in revenues due mainly to an $11.0 million reduction in bad debt expense associated with a provision recorded in the first half of 2009 relating to uncertainty regarding collection of receivables, a portion of which was reversed in 2010 upon final collection of all amounts due.

Orders

Orders increased in the first half of 2010 as compared to the first half of 2009 due mainly to:

•	a 40% increase in centrifugal compression equipment orders due to higher international demand for both new units and aftermarket parts and services. This increase was partially offset by:

•	an 11% decrease in orders for reciprocating compression equipment, mainly as a result of weaker demand for Ajax units and aftermarket parts and services.

Corporate Segment –

The $19.5 million decrease in the loss before income taxes of the Corporate segment during the first half of 2010 as compared to the first half of 2009 (see Note 10 of the Notes to Consolidated Condensed Financial Statements) was primarily due to a $13.2 million decline in interest expense and a $4.5 million decrease in restructuring and acquisition-related costs, both of which are described in additional detail above under the caption “Consolidated Results”.

Liquidity and Capital Resources

Consolidated Condensed Statements of Cash Flows

During the first half of 2010, net cash used for operations totaled $155.4 million, a decrease of $164.7 million from the $9.3 million of cash provided by operations during the first half of 2009.

Cash totaling $532.0 million was used to increase working capital during the first half of 2010 compared to $326.5 million during the first half of 2009, an increase of approximately $205.5 million.

During the first half of 2010, progress payments and cash advances from customers declined $217.5 million due mainly to the lack of new major project orders and the consumption of previously received advances.  In addition, the Company increased its inventory by $65.9 million due mainly to manufacturing growth in the subsea product line and increased its deposits with vendors for additional inventory yet to be delivered by $29.2 million.  Cash used for working capital during the first six months of 2009 primarily resulted from a build in inventory levels in the Company’s project-related drilling and subsea businesses along with a reduction in accounts payable and accrued liabilities.

The $26.9 million decrease in cash used for investing activities from $128.3 million during the first half of 2009 to $101.4 million during the first half of 2010 was due mainly to lower capital spending of $39.7 million during the six months ended June 30, 2010.

The Company acquired 3,176,705 shares of treasury stock for a total cash cost of $123.9 million during the first half of 2010.  However, given the uncertainty created by the litigation associated with the Deepwater Horizon matter (see Note 13 of the Notes to Consolidated Financial Statements), the Company has temporarily suspended its stock repurchases.

Future liquidity requirements

The Company expects to spend an estimated $200 million for capital equipment and facilities during 2010.  Cash on hand and future expected operating cash flows will be utilized to fund the remainder of the Company’s 2010 capital spending program, as well as costs expected to be incurred in connection with the continuing integration of the operations of NATCO into those of the Company.

 The Company also has outstanding $500.0 million face value of 2.5% Convertible Debentures due in 2026.  Under the terms of the debenture agreements, holders of the Company’s 2.5% Convertible Debentures could require the Company to redeem them on June 15, 2011.  Accordingly, the Company has classified these debentures in the current portion of long-term debt on its Consolidated Condensed Balance Sheet at June 30, 2010.  At June 30, 2010, the 2.5% Convertible Debentures did not meet the requirements to allow for conversion by the holders of the debt.

On a longer-term basis, the Company issued $450.0 million of 6.375% 10-year Senior Notes and $300.0 million of 7.0% 30-year Senior Notes in June 2008.

The Company believes, based on its current financial condition, existing backlog levels and current expectations for future market conditions, that it will be able to meet its short- and longer-term liquidity needs, subject to the outcome of the contingency created by the litigation surrounding the Deepwater Horizon matter, with the existing $1.4 billion of cash on hand, expected cash flow from future operating activities and amounts available under its $585.0 million five-year multi-currency revolving credit facility, which expires on April 14, 2013.

Factors That May Affect Financial Condition and Future Results

The Deepwater Horizon matter may have a material adverse effect on the Company.

The potential liabilities that may be incurred by the Company as result of this matter are discussed in Note 13 of the Notes to Consolidated Financial Statements.

The Deepwater Horizon matter has and will continue to have an impact on the Company for the foreseeable future.  Participating in Congressional hearings and responding to the various Congressional inquiries and requests for documents have diverted, and preparation for and participation in the litigation and investigations regarding this matter will continue to divert Company resources and management’s attention, as well as that of the Company’s Drilling Systems division.

The Company derives a significant portion of its revenues from deepwater activities around the world.  In fact, six of the Company’s eleven divisions participate in this market.  The moratorium imposed by the United States government on drilling activities in deepwater areas of the Gulf of Mexico could affect a portion of the Company’s business and may cause customers who are involved in deepwater drilling in the Gulf of Mexico to face additional costs and regulations involving future drilling if and when the moratorium is lifted.  There is a possibility that other regions may adopt similar regulations.

The Company is monitoring various regulatory proposals being made as a result of the Deepwater Horizon incident by state and federal authorities that may impact the Company’s future operations. The government-mandated drilling moratorium is expected to have a minimal impact on the Company’s operations in the shorter term. In the longer term, regulations that flow from this incident could possibly require customers to purchase additional components and/or services currently available from the Company and could require the Company to develop new technologies.  The Company may also be subject to future regulations regarding the development and testing of our equipment, including our blowout preventers, which may add to the manufacturing cost of such equipment.  The Company may be unable to recover such additional costs through higher sales prices, which could negatively impact the Company’s future profitability and cash flows.Additionally, this event may make it increasingly difficult for the industry to obtain adequate insurance on economic terms, if at all.

Downturns in the oil and gas industry have had, and will likely in the future have, a negative effect on the Company’s sales and profitability.

Demand for most of the Company’s products and services, and therefore its revenues, depends to a large extent upon the level of capital expenditures related to oil and gas exploration, production, development, processing and transmission. Declines, as well as anticipated declines, in oil and gas prices could negatively affect the level of these activities, or could result in the cancellation, modification or rescheduling of existing orders. As an example, the substantial decline in oil and gas prices which began during the latter half of 2008 and continued into early 2009, combined with the constricted credit markets during that time, caused a reduction in orders by the Company’s customers during 2009 which have, in certain cases, negatively impacted the Company’s 2010 revenues and profitability.

Factors that contribute to the volatility of oil and gas prices include, but are not limited to, the following:

•	demand for oil and gas, which is impacted by economic and political conditions and weather;
•	the ability of the Organization of Petroleum Exploring Countries (OPEC) to set and maintain production levels and pricing;
•	the level of production from non-OPEC countries;
•	policies regarding exploration and development of oil and gas reserves, including government imposed drilling moratoriums in offshore deepwater environments;
•	the political environments of oil and gas producing regions, including the Middle East.

Cancellations of orders in backlog are possible.

The Company experienced $53.8 million of order cancellations during the six-month period ended June 30, 2010.  The Company is typically protected against financial losses related to products and services it has provided prior to any cancellation. However, if the Company’s customers cancel existing purchase orders, future profitability could be further negatively impacted.

At June 30, 2010, the Company had a backlog of orders for equipment to be used on deepwater drilling rigs of approximately $569.2 million, including approximately $178.5 million of equipment ordered for rigs whose construction was not supported by a pre-existing contract with an operator.  Although oil and gas prices have increased in recent months, should they begin to decline again or, in some cases, stay at current levels for an extended period of time, further order cancellations or delays in expected shipment dates may occur.  Order cancellations and delays in expected shipment dates may also occur as a result of the recent decision by the United States government to temporarily halt drilling in areas of the Gulf of Mexico considered to be deepwater.

The inability of the Company to deliver its backlog on time could affect the Company’s future sales and profitability and its relationships with its customers.

At June 30, 2010, the Company’s backlog was $4.9 billion.  The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for large subsea projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Many of the contracts the Company enters into with its customers require long manufacturing lead times and contain penalty or incentive clauses relating to on-time delivery. A failure by the Company to deliver in accordance with customer expectations could subject the Company to financial penalties or loss of financial incentives and may result in damage to existing customer relationships. Additionally, the Company bases its earnings guidance to the financial markets on expectations regarding the timing of delivery of product currently in backlog. Failure to deliver backlog in accordance with expectations could negatively impact the Company’s financial performance and thus cause adverse changes in the market price of the Company’s outstanding common stock and other publicly-traded financial instruments.

Integration of NATCO into the Company’s operations may cause disruptions, inefficiencies or the risk of unplanned costs for the Company.

On November 18, 2009, the Company closed on the stock-for-stock acquisition of NATCO for a total purchase price valued at approximately $971.6 million, based on the closing price of the Company’s common stock on that date.  This is the largest acquisition in the history of the Company.   The Company will spend a good portion of 2010 integrating the operations of NATCO into the existing Cameron operations in both the Process Systems and Flow Control divisions of the DPS segment and in the Measurement Systems division of the V&M segment.  The integration of these operations will require a significant amount of time and effort for management and employees of those divisions and may result in disruptions and inefficiencies occurring in the legacy operations of those businesses for a period of time.  Additionally, former NATCO customers may elect to buy from competitors of Cameron rather than continue to do business with the former operations of NATCO now that they have become part of the Cameron organization.  Costs of integrating the former NATCO operations into Cameron could exceed what is currently expected.  Both of these events, if they occurred, could negatively impact the Company’s expected future revenues, costs, profitability and operating cash flows.

Following the NATCO acquisition, total Cameron goodwill at June 30, 2010 was in excess of $1.4 billion, a large portion of which was allocated to the Company’s Process Systems division reporting unit, which includes the majority of the newly acquired NATCO operations.  As a result, a future deterioration in expected profitability or cash flows of the Company or its Process Systems division reporting unit could negatively impact the estimated fair market values of both, which, if it were to occur, could increase the likelihood of a goodwill impairment charge being required.  No goodwill impairment charge was required based on the Company’s annual evaluation conducted in the first quarter of 2010.

Execution of subsea systems projects exposes the Company to risks not present in its other businesses.

Cameron is a significant participant in serving the subsea systems projects market.  This market is significantly different from the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and in some cases, new technology. The Company’s subsea business unit received orders in the amount of $397.4 million during the six-month period ended June 30, 2010.  Several of these orders are substantially more complex and involve substantially more risk than other orders.  Total backlog for the subsea business unit at June 30, 2010 was approximately $2.4 billion.  To the extent the Company experiences unplanned efficiencies or difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be positively or negatively impacted. The Company accounts for its subsea projects, as well as separation and drilling projects, using accounting rules as contained in the Accounting Standards Codification of the Financial Accounting Standards Board (FASB’s ASC) relating to construction-type and production-type contracts.  In accordance with this guidance, the Company estimates the expected margin on these projects and recognizes this margin as units are completed.  Factors that may affect future project costs and margins include the ability to properly execute the engineering and design phases consistent with our customers’ expectations, production efficiencies obtained, and the availability and costs of labor, materials and subcomponents.  These factors can significantly impact the accuracy of the Company’s estimates and materially impact the Company’s future period earnings.  If the Company experiences cost underruns or overruns, the expected margin could increase or decline.  In accordance with the accounting guidance, the Company would record a cumulative adjustment to increase or reduce the margin previously recorded on the related project.  Subsea systems projects accounted for approximately 18% of total revenues for the six-month period ended June 30, 2010. As of June 30, 2010, the Company had a subsea systems project backlog of approximately $1.8 billion.

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

The Company’s worldwide operations expose it to economic risks and instability due to changes in economic conditions, foreign currency fluctuations, trade and other risks inherent to international business.

The economic risks of doing business on a worldwide basis include the following:

•	volatility in general economic, social and political conditions, including Venezuela, where the Company has $92.0 million of unfilled subsea orders with its national oil company;
•	differing tax rates, tariffs, exchange controls or other similar restrictions;
•	changes in currency rates;
•	reductions in the number or capacity of qualified personnel.

Cameron has manufacturing and service operations that are essential parts of its business in developing countries and volatile areas in Africa, Latin America, Russia and other countries that were part of the Former Soviet Union, the Middle East, and Central and South East Asia. The Company also purchases a large portion of its raw materials and components from a relatively small number of foreign suppliers in developing countries. The ability of these suppliers to meet the Company’s demand could be adversely affected by the factors described above.

The Company’s worldwide operations expose it to political risks and uncertainties due to trade regulations, restrictions on repatriation of income or capital, anti-bribery laws and local content rules and the ever-increasing regulatory burdens being imposed on this oil and gas industry in general that expose the Company to potential liability.

Doing business on a worldwide basis also necessarily involves exposing the Company and its operations to political risks and the need for compliance with the laws and regulations of many jurisdictions. These laws and regulations impose a range of restrictions and/or duties on importation and exportation, operations, trade practices, trade partners, investment decisions and, as recently occurred in the United States, restrictions on the industry to access oil and gas reserves.

The Company is currently undergoing a Focused Assessment Audit regarding compliance with U.S. customs regulations as discussed in Note 13 of the Notes to Consolidated Condensed Financial Statements.  The Company has also received inquiries regarding its compliance with certain such laws and regulations from several U.S. federal agencies.

Compliance with U.S. regulations on trade sanctions and embargoes also poses a risk to Cameron since its business is conducted on a worldwide basis through various entities. Cameron has received a number of inquiries from U.S. governmental agencies regarding compliance with these regulations. The most recent of these inquiries was a March 25, 2009, letter from the Office of Global Security Risk of the U.S. Securities and Exchange Commission inquiring into the status of Cameron's non-U.S. entities' withdrawal from conducting business in or with Iran, Syria and Sudan. In mid-2006, Cameron adopted a policy which prohibited doing business with these and other U.S. embargoed countries and restricted its non-U.S. subsidiaries and persons from taking new orders from those countries, though Cameron did not prohibit them from honoring then-existing contracts if they were, in the opinion of non-U.S. counsel, binding and enforceable in accordance with their terms and would subject a Cameron entity to damages for a failure to perform thereunder, provided such contracts could, in fact, be performed without any U.S. person or entity involvement and otherwise in accordance with existing U.S. regulations.  In early 2010, Cameron instructed its non-U.S. subsidiaries to stop all remaining deliveries and to cancel and remove from its backlog any remaining orders that had been included in its 2009 year-end backlog.

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

In December 2009, the United States Environmental Protection Agency (EPA) announced a finding under the United States Clean Air Act that greenhouse gas emissions endanger public health and welfare.  The EPA also enacted regulations in September 2009, which became effective January 1, 2010, requiring monitoring and reporting by certain facilities and companies of greenhouse gas emissions.  Carbon emission reporting and reduction programs have also expanded in recent years at the state, regional and national levels with certain countries having already implemented various types of cap-and-trade programs aimed at reducing carbon emissions from companies that currently emit greenhouse gases such as electric power generators and utilities.  In addition, in June 2009, the United States House of Representatives passed The American Clean Energy and Security Act, which would establish an economy wide greenhouse gas cap-and-trade system and sets goals for reduction of such emissions by 2050.  This legislation is currently under review by the United States Senate whose related proposed legislation, the Clean Energy Jobs and American Power Act, also contains provisions that would result in limiting and reducing greenhouse gas emissions by 2050.

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

The Company could also be impacted by new laws and regulations that might favor the increased use of non-fossil fuels, including nuclear, wind, solar and bio-fuels or that are designed to increase energy efficiency.

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

The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the CS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At June 30, 2010, the Company’s consolidated balance sheet included a noncurrent liability of $7.2 million for environmental matters.

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

Under the direction of its corporate Vice President of Quality, Health, Safety, Security and Environment, Cameron has implemented a corporate “HSE Management System” based on the principles of ISO 14001 and OHSAS 18001.  The HSE Management System contains a set of corporate standards that are required to be implemented and verified by each business unit. Cameron also has developed a corporate compliance audit program to address facility compliance with environmental, health and safety laws and regulations.  The compliance program utilizes independent third party auditors to audit facilities on a regular basis specific to country, region, and local legal requirements.  Audit reports are circulated to the senior management of the Company and to the appropriate business unit.  The compliance program requires corrective and preventative actions be taken by a facility to remedy all findings of non-compliance.  Audit findings and corrective action plans are incorporated into and tracked on the corporate HSE data base.

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

In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into foreign currency forward contracts to hedge specific large anticipated receipts or disbursements in currencies for which the Company does not traditionally have fully offsetting local currency expenditures or receipts. The Company was party to a number of long-term foreign currency forward contracts at June 30, 2010. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling, valve or other equipment contracts involving the Company’s United States operations and its wholly-owned subsidiaries in Brazil, Italy, Romania, Singapore and the United Kingdom. At June 30, 2010, the Company was also party to certain foreign currency forward and foreign currency option contracts which have not been accounted for as hedges under the accounting rules for derivatives and hedging activities as reflected in the FASB’s ASC, involving underlying foreign currency denominated accounts recorded on the balance sheet of its wholly-owned subsidiary in Canada or anticipated foreign currency cash flows of its wholly-owned subsidiary in Italy.

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

In October 2009, the Company entered into two interest rate swaps which effectively converted $400 million of 6.375% fixed rate borrowings into variable rate debt based on a spread of approximately 4.79% over the current 3-month London Interbank Offered Rate (LIBOR).   At June 30, 2010, these two swaps had a fair value of approximately $6.3 million to the benefit of the Company.  On July 23, 2010, the Company entered into a third interest rate swap which effectively locked in a significant portion of the gain from those earlier swaps to reduce the Company’s rate on $400 million of its 6.375% fixed rate borrowings to an effective fixed interest rate of approximately 5.49% through January 15, 2012, the maturity date of all three swaps.   Each of the swaps provide for semiannual interest payments and receipts each January 15 and July 15 and provide for resets of the 3-month LIBOR rate to the then existing rate each January 15, April 15, July 15 and October 15.  At June 30, 2010, the fair value of the interest rate swaps in effect at that date was reflected on the Company’s consolidated balance sheet as an asset with the change in the fair value of the swaps reflected as an adjustment to the Company’s consolidated interest expense.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no material changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Deepwater Horizon Matter

As described further in Note 13 of the Notes to Consolidated Financial Statements, claims for personal injury, wrongful death and property damage arising from the Deepwater Horizon incident have been and will continue to be asserted against the Company.  Additionally, claims for pollution and other economic damages, including business interruption and loss of revenue, have been, and we anticipate will continue to be, asserted against all parties associated with this incident, including the Company, BP plc and certain of its subsidiaries, the operator of Mississippi Canyon Block 252 upon which the Macondo well was being drilled, Transocean Ltd. and certain of its affiliates, the rig owner and operator, as well as other equipment and service companies. The Company has been named as one of several defendants in over 270 suits filed in a variety of Federal and State courts, of which over 160 have been filed as class actions, and over 50 each as multi-plaintiff and single plaintiff actions.  A motion to consolidate all suits filed in or removed to Federal courts into a single proceeding before a single Federal judge under the Federal rules governing multi-district litigation has been made.  A decision on the consolidation motion In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico on April 20, 2010, MDL Docket No. 2179, is expected by mid-August 2010.  It is also possible that claims for destruction of and/or harm to natural resources may be asserted against those associated with this incident by the United States Government and by the Gulf and/or East Coast States, whose Attorneys General have notified the Company to preserve documents in the event of a claim, and possibly by other parties.

The Company has retained counsel and is, along with counsel, actively participating in the investigations into this matter.  Our counsel are currently evaluating the theories of recovery being relied on by claimants, the damages being asserted and our defenses, both factual and legal.  In accordance with the Company's accounting policy, through June 30, 2010, the Company incurred and expensed legal fees of $2.7 million, primarily related to the Company’s participation in the various investigations into the incident.  The Company has not accrued any amounts relating to this matter because we do not believe at the present time a loss is probable.

Item 1A. Risk Factors

The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 30 – 34 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Purchases pursuant to the 30,000,000-share Board authorization may be made by way of open market purchases, directly or indirectly, for the Company’s own account or through commercial banks or financial institutions and by the use of derivatives such as a sale or put on the Company’s common stock or by forward or economically equivalent transactions. Shares of common stock purchased and placed in treasury during the three-month period ended June 30, 2010 under the Board’s two authorization programs described above are as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of all repurchase programs	Maximum number of shares that may yet be purchased under all repurchase programs

4/1/10 – 4/30/10	941,000	$39.54	28,423,168	4,231,602
5/1/10 – 5/31/10	968,205	$36.72	29,391,373	3,263,397
6/1/10 – 6/30/10	267,500	$33.85	29,658,873	2,995,897
Total	2,176,705	$37.59	29,658,873	2,995,897

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

Date: August 4, 2010	CAMERON INTERNATIONAL CORPORATION
(Registrant)

By: /s/ Charles M. Sledge
Charles M. Sledge
Senior Vice President and Chief Financial Officer and authorized to sign on behalf of the Registrant

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification
31.2	Certification
32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.