Form 10-Q/A
period 2010-08-19
CAMERON INTERNATIONAL CORP
filed 2010-08-23
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

     The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K.  No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

     Pursuant to Rule 406T of Regulation S-T, these interactive data files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

Exhibit 31.1 –

Certification (1)

Exhibit 31.2 –

Certification (1)

Exhibit 32.1 –

Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

Exhibit 101.INS –

XBRL Instance Document(2)

Exhibit 101.SCH –

XBRL Taxonomy Extension Schema Document(2)

Exhibit 101.CAL –

XBRL Taxonomy Extension Calculation Linkbase Document(2)

Exhibit 101.DEF

XBRL Taxonomy Extension Definition Linkbase Document(2)

Exhibit 101.LAB –

XBRL Taxonomy Extension Label Linkbase Document(2)

Exhibit 101.PRE –

XBRL Taxonomy Extension Presentation Linkbase Document(2)

(1)	Previously filed or furnished with our Quarterly Report on Form 10-Q filed August 4, 2010.
(2)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 20, 2010	CAMERON INTERNATIONAL CORPORATION
(Registrant)

By: /s/ Charles M. Sledge
Charles M. Sledge
Senior Vice President and Chief Financial Officer and authorized to sign on behalf of the Registrant

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification(1)
31.2	Certification(1)
32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
101.INS	XBRL Instance Document(2)
101.SCH	XBRL Taxonomy Extension Schema Document(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)

(1)	Previously filed or furnished with our Quarterly Report on Form 10-Q filed August 4, 2010.
(2)	Furnished herewith

5