Form 10-Q
period 2010-10-25
CAMERON INTERNATIONAL CORP
filed 2010-11-03
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
Large accelerated filer ☑ Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Number of shares outstanding of issuer’s common stock as of October 29, 2010 was 242,567,793.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED RESULTS OF OPERATIONS
(dollars and shares in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)
REVENUES	$1,527.1	$1,231.8	$4,326.5	$3,758.8
COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,048.7	828.0	2,947.5	2,512.4
Selling and administrative expenses	210.2	169.7	611.9	517.2
Depreciation and amortization	52.7	38.4	153.7	112.3
Interest income	(1.4)	(1.4)	(3.0)	(5.4)
Interest expense	21.4	22.6	59.4	73.8
Other costs (see Note 3)	10.4	5.9	39.1	39.0
Total costs and expenses	1,342.0	1,063.2	3,808.6	3,249.3
Income before income taxes	185.1	168.6	517.9	509.5
Income tax provision	(36.4)	(43.7)	(119.7)	(131.3)
Net income	$148.7	$124.9	$398.2	$378.2
Earnings per common share:
Basic	$0.61	$0.57	$1.64	$1.74
Diluted	$0.61	$0.56	$1.61	$1.71
Shares used in computing earnings per common share:
Basic	242.2	219.5	243.2	217.8
Diluted	245.5	221.9	247.0	221.2

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in millions, except shares and per share data)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash and cash equivalents	$1,511.8	$1,861.0
Receivables, net	1,042.4	959.0
Inventories, net	1,881.3	1,664.2
Other	332.7	230.0
Total current assets	4,768.2	4,714.2

Plant and equipment, net	1,205.9	1,192.4
Goodwill	1,457.8	1,441.6
Other assets	368.3	377.2
TOTAL ASSETS	$7,800.2	$7,725.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$514.8	$22.2
Accounts payable and accrued liabilities	1,933.8	2,208.2
Accrued income taxes	56.6	65.9
Total current liabilities	2,505.2	2,296.3

Long-term debt	773.9	1,232.3
Deferred income taxes	134.7	123.0
Other long-term liabilities	177.3	154.1
Total liabilities	3,591.1	3,805.7
Stockholders’ Equity:
Common stock, par value $.01 per share, 400,000,000 shares authorized, 263,111,472 shares issued at September 30, 2010 and December 31, 2009	2.6	2.6
Capital in excess of par value	2,250.4	2,244.0
Retained earnings	2,683.6	2,285.4
Accumulated other elements of comprehensive income	1.1	9.5
Less: Treasury stock, 20,710,680 shares at September 30, 2010 (18,453,758 shares at December 31, 2009)	(728.6)	(621.8)
Total stockholders’ equity	4,209.1	3,919.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,800.2	$7,725.4

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)

Cash flows from operating activities:
Net income	$148.7	$124.9	$398.2	$378.2
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	36.4	28.3	107.8	82.3
Amortization	16.3	10.1	45.9	30.0
Non-cash stock compensation expense	6.7	6.1	25.2	22.0
Tax benefit of employee stock compensation plan transactions and deferred income taxes	(13.0)	30.3	(5.5)	22.9
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	(67.0)	28.0	(46.9)	111.0
Inventories	(25.1)	(12.4)	(91.0)	(305.5)
Accounts payable and accrued liabilities	(31.2)	27.3	(398.8)	(40.7)
Other assets and liabilities, net	23.1	(67.8)	(95.6)	(116.1)
Net cash provided by (used for) operating activities	94.9	174.8	(60.7)	184.1
Cash flows from investing activities:
Capital expenditures, net of proceeds from sale of plant and equipment	(45.6)	(55.2)	(106.1)	(160.2)
Acquisitions, net of cash acquired	−	−	(40.9)	(23.2)
Net cash used for investing activities	(45.6)	(55.2)	(147.0)	(183.4)
Cash flows from financing activities:
Short-term loan borrowings (repayments), net	12.1	(12.0)	(6.6)	23.0
Redemption of convertible debt securities	−	(131.1)	−	(131.1)
Purchase of treasury stock	–	−	(123.9)	(7.1)
Proceeds from stock option exercises, net of tax payments from stock compensation plan transactions	2.5	1.6	(9.6)	5.1
Excess tax benefits from employee stock compensation plan transactions	0.9	1.2	6.3	3.5
Principal payments on capital leases	(1.6)	(1.6)	(4.9)	(5.2)
Net cash provided by (used for) financing activities	13.9	(141.9)	(138.7)	(111.8)
Effect of translation on cash	20.1	12.1	(2.8)	17.6
Increase (decrease) in cash and cash equivalents	83.3	(10.2)	(349.2)	(93.5)
Cash and cash equivalents, beginning of period	1,428.5	1,537.7	1,861.0	1,621.0
Cash and cash equivalents, end of period	$1,511.8	$1,527.5	$1,511.8	$1,527.5

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

During the third quarter of 2010, the Company restructured its internal business segments, moving its Process Systems division from the Drilling & Production Systems (DPS) segment to a newly formed business segment, Process & Compression Systems (PCS), in order to enhance the Company’s processing solutions that are available to customers involved in the exploration, production storage and transmission of crude oil and natural gas.  PCS also includes the businesses that were previously part of the Compression Systems segment.  All financial data included in this Quarterly Report on Form 10-Q relating to DPS and PCS have been retrospectively revised based on the new segment structure of the Company.

Certain other prior year amounts have also been reclassified to conform to the current year presentation.

Note 2: Acquisitions

During the nine months ended September 30, 2010, the Company acquired the assets or shares in the capital stock of two businesses for a total purchase price of  $40.9 million.  These businesses were acquired to enhance the Company’s product offerings in the DPS and V&M segments.  The two acquisitions were included in the Company’s consolidated condensed financial statements for the periods subsequent to the acquisitions.  As of September 30, 2010, preliminary goodwill recorded as a result of these acquisitions totaled approximately $7.7 million.  Under the terms of the acquisition recorded in the V&M segment, the Company has the right and obligation under various conditions to purchase the remaining 49% capital stock interest.  The Company has reflected a liability in its consolidated balance sheet for the fair value of the remaining 49% interest the Company is required to purchase.  The Company is still awaiting significant information relating to the fair value of the assets and liabilities of both acquisitions in order to finalize its purchase price allocations.

As discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company acquired 100% of the outstanding stock of NATCO Group Inc. (NATCO) on November 18, 2009.  The Company made a preliminary allocation of the purchase price at the time of acquisition based on preliminary valuations of the assets and liabilities acquired.  The Company has updated its preliminary estimates and assumptions related to the fair value of inventory, property, plant and equipment, identifiable intangible assets, goodwill, certain pre-acquisition contingencies and related adjustments to deferred taxes as of September 30, 2010.  The Company is still assessing the fair value of certain current asset accounts and expects to finalize its purchase price allocation during the fourth quarter of 2010.

The following table displays the adjusted preliminary purchase price allocated to NATCO’s net tangible and identifiable intangible assets based on their estimated fair values as of the acquisition date as of September 30, 2010 in comparison to the preliminary purchase price allocation as of December 31, 2009 (in millions):

	Adjusted Allocation as of September 30, 2010	Preliminary Allocation as of December 31, 2009

Cash	$34.4	$34.4
Accounts receivable	150.0	157.0
Inventory	133.7	57.9
Other current assets	20.3	13.1
Property, plant and equipment	105.4	103.7
Goodwill	738.0	731.4
Intangibles	153.1	147.9
Other non-current assets	2.2	25.7
Accounts payable and accrued liabilities	(286.2)	(203.0)
Deferred taxes	(55.0)	(56.2)
Other non-current liabilities	(24.3)	(23.4)
Total estimated purchase price	$971.6	$988.5

Note 3: Other Costs

Other costs for the three and nine months ended September 30, 2010 and 2009 consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Employee severance	$–	$2.9	$9.5	$35.1
NATCO acquisition integration costs	5.7	–	18.5	–
Deepwater Horizon legal costs	4.1	–	6.8	–
Other acquisition and restructuring costs	0.6	3.0	4.3	3.9
	$10.4	$5.9	$39.1	$39.0

NATCO acquisition integration costs consist of costs incurred for the integration of NATCO’s operations with the existing operations of the Company, primarily reflecting the costs associated with converting NATCO’s legacy operations to the Company’s SAP information systems.  Other acquisition and restructuring costs consist primarily of costs related to the various acquisitions and other facility-related costs associated with restructuring of the Company’s operations in response to changes in market conditions.

Note 4: Receivables

Receivables consisted of the following (in millions):

	September 30, 2010	December 31, 2009

Trade receivables	$969.2	$907.1
Other receivables	82.0	67.7
Allowance for doubtful accounts	(8.8)	(15.8)
Total receivables	$1,042.4	$959.0

Note 5: Inventories

Inventories consisted of the following (in millions):

	September 30, 2010	December 31, 2009

Raw materials	$176.4	$168.6
Work-in-process	617.9	484.0
Finished goods, including parts and subassemblies	1,239.6	1,167.8
Other	12.0	11.5
	2,045.9	1,831.9
Excess of current standard costs over LIFO costs	(93.9)	(108.8)
Allowances	(70.7)	(58.9)
Total inventories	$1,881.3	$1,664.2

Note 6: Plant and Equipment and Goodwill

Plant and equipment consisted of the following (in millions):

	September 30, 2010	December 31, 2009

Plant and equipment, at cost	$2,218.1	$2,107.4
Accumulated depreciation	(1,012.2)	(915.0)
Total plant and equipment	$1,205.9	$1,192.4

Changes in goodwill during the nine months ended September 30, 2010 were as follows (in millions):

Balance at December 31, 2009	$1,441.6
Current year acquisitions	7.7
Adjustments to the purchase price allocation for prior year acquisitions	8.6
Translation and other	(0.1)
Balance at September 30, 2010	$1,457.8

Note 7: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in millions):

	September 30, 2010	December 31, 2009

Trade accounts payable and accruals	$466.0	$549.7
Salaries, wages and related fringe benefits	184.4	228.3
Advances from customers	856.4	1,052.0
Deferred revenue	52.9	48.5
Sales-related costs and provisions	87.7	70.5
Payroll and other taxes	62.8	58.5
Product warranty	43.8	45.6
Fair market value of derivatives	5.1	6.1
Other	174.7	149.0
Total accounts payable and accrued liabilities	$1,933.8	$2,208.2

Activity during the nine months ended September 30, 2010 associated with the Company’s product warranty accruals was as follows (in millions):

Balance December 31, 2009	Net warranty provisions	Charges against accrual	Translation and other	Balance September 30, 2010

$45.6	$26.2	$(28.6)	$0.6	$43.8

Note 8: Debt

The Company’s debt obligations were as follows (in millions):

	September 30, 2010	December 31, 2009

Senior notes, net of $1.8 of unamortized original issue discount at September 30, 2010 ($1.9 at December 31, 2009)	$748.2	$748.1
Convertible debentures, net of discount of $10.9 at September 30, 2010 and $22.8 at December 31, 2009	489.1	477.2
Other debt	39.2	16.8
Obligations under capital leases	12.2	12.4
	1,288.7	1,254.5
Current maturities	(514.8)	(22.2)
Long-term portion	$773.9	$1,232.3

As described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company’s 2.5% Convertible Debentures are accounted for under accounting rules for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  The Company had outstanding in certain prior periods 1.5% Convertible Debentures, which were also subject to these accounting rules.  Under the accounting rules, the bifurcation of the debt and equity components of the Convertible Debentures resulted in approximately $65.8 million being included in capital in excess of par value on the Company’s Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, related to the initial conversion value of the Company’s 2.5% and 1.5% Convertible Debentures.   The discount on the 2.5% Convertible Debentures remaining at September 30, 2010 from the initial bifurcation of the conversion value was $10.9 million, which will be fully amortized to interest expense by June 15, 2011.  The $489.1 million net carrying value of the 2.5% Convertible Debentures has been classified in the current portion of long-term debt in the Consolidated Condensed Balance Sheet as of September 30, 2010, as these debentures contain provisions that allow the holders to require the Company to redeem them on June 15, 2011.  The accounting rules for convertible debt instruments result in an additional amount of expense being recognized in excess of the stated interest rate as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Interest expense associated with amortization of discount on Convertible Debentures	$4.0	$3.8	$11.9	$12.0

Had the 2.5% Convertible Debentures been convertible at September 30, 2010 (which they were not under the terms of the debenture agreement), the Company could have been required to issue approximately 2,494,066  shares of its common stock in satisfaction of the conversion value of the debentures in excess of their principal amount, based on the closing price of the Company’s common stock of $42.96.

At September 30, 2010, the Company had issued letters of credit totaling $171.4 million under its Revolving Credit Facility with the remaining amount of $413.6 million available for use.  Other debt, totaling $39.2 million at September 30, 2010, consisted primarily of the debt of Newmans and short-term borrowings at certain other international locations.

At September 30, 2010, the fair value of the Company’s fixed-rate debt (based on level 1 quoted market rates) was approximately $1.5 billion as compared to the nearly $1.25 billion principal amount of the debt.

On October 15, 2010, the Company entered into a three-year $250.0 million committed multi-currency revolving letter of credit facility with a third party bank.  Under this facility, standby letters of credit, generally with terms of up to two years, may be issued by the bank in U.S. dollars, euros, Sterling or other mutually agreed-upon currencies.  The facility provides for payment by the Company of issuance fees on the outstanding aggregate exposure from each letter of credit and payment of a commitment fee based on the unused portion of the facility based on rates set in the facility agreement.  The fees are variable depending upon the current Moody’s or S&P ratings of the Company’s senior unsecured debt obligations.  The facility is governed by the same financial covenants as the Revolving Credit Facility entered into in April 2008.  The Company has the right at any time to terminate the facility.

Note 9: Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2010 and 2009, was 23.1% and 25.8%, respectively.  The reduction in the annual effective rate was due mainly to the impact of changes in the Company’s international structure, which the Company began implementing in 2009.

Note 10: Business Segments

The Company’s operations are organized into three separate business segments – DPS, V&M and PCS.  Revised summary financial data based on the segment changes described in Note 1 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
DPS	$944.0	$723.6	$2,600.1	$2,257.9
V&M	312.7	294.7	937.0	882.6
PCS	270.4	213.5	789.4	618.3
	$1,527.1	$1,231.8	$4,326.5	$3,758.8

Income (loss) before income taxes:
DPS	$161.8	$131.7	$463.8	$441.0
V&M	43.0	56.5	137.3	160.1
PCS	41.4	38.5	96.4	104.4
Corporate & other	(61.1)	(58.1)	(179.6)	(196.0)
	$185.1	$168.6	$517.9	$509.5

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

At March 31, 2010 and June 30, 2010, revised summary financial data based on the segment changes described in Note 1 related to the DPS and PCS business segments were as follows (in millions):

	Three Months Ended June 30,		Three Months Ended March 31,
	2010	2009	2010	2009

Revenues:
DPS	$836.4	$793.9	$819.8	$740.5
PCS	291.0	204.4	227.9	200.4

Depreciation and amortization:
DPS	$22.7	$19.5	$22.4	$19.3
PCS	16.6	5.1	12.8	5.0

Income (loss) before income taxes:
DPS	$145.4	$155.9	$156.6	$153.4
PCS	39.5	38.7	15.5	27.2

At September 30, 2010, total segment assets for DPS, V&M, PCS and Corporate and other were $3,627.3 million, $1,251.1 million, $1,838.1 million, and $1,083.7 million, respectively.

Note 11: Earnings Per Share

The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$148.7	$124.9	$398.2	$378.2

Average shares outstanding (basic)	242.2	219.5	243.2	217.8
Common stock equivalents	2.3	2.4	2.4	1.9
Incremental shares from assumed conversion of convertible debentures	1.0	−	1.4	1.5
Diluted shares	245.5	221.9	247.0	221.2

Basic earnings per share	$0.61	$0.57	$1.64	$1.74
Diluted earnings per share	$0.61	$0.56	$1.61	$1.71

The Company’s 1.5% Convertible Debentures were included in the calculation of diluted earnings per share for the nine months ended September 30, 2009 since the average market price of the Company’s common stock exceeded the conversion value of the debentures during that period.  The Company’s 2.5% Convertible Debentures have been included in the calculation of diluted earnings per share for the three- and nine-month periods ended September 30, 2010 for the same reason.

During the nine months ended September 30, 2010, the Company acquired 3,176,705 treasury shares at an average cost of $39.05. No treasury shares were acquired during the three months ended September 30, 2010.  A total of 218,667 and 919,783 treasury shares were issued during the three- and nine-month periods ended September 30, 2010, respectively, in satisfaction of stock option exercises and vesting of restricted stock units.

Note 12: Comprehensive Income

The amounts of comprehensive income for the three and nine months ended September 30, 2010 and 2009 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income per Consolidated Condensed Results of Operations	$148.7	$124.9	$398.2	$378.2
Foreign currency translation gain (loss)	133.2	46.5	(15.2)	103.6
Amortization of net prior service credits related to the Company’s pension and postretirement benefit plans, net of tax	(0.1)	(0.1)	(0.4)	(0.4)
Amortization of net actuarial losses related to the Company’s pension and postretirement benefit plans, net of tax	1.0	0.6	2.7	1.6
Change in fair value of derivatives accounted for as cash flow hedges, net of tax	7.9	3.9	4.5	23.4
Comprehensive income	$290.7	$175.8	$389.8	$506.4

The components of accumulated other elements of comprehensive income (loss) at September 30, 2010 and December 31, 2009 were as follows (in millions):

	September 30, 2010	December 31, 2009

Accumulated foreign currency translation gain	$66.4	$81.6
Prior service credits, net, related to the Company’s pension and postretirement benefit plans, net of tax	2.7	3.1
Actuarial losses, net, related to the Company’s pension and postretirement benefit plans, net of tax	(59.9)	(62.6)
Change in fair value of derivatives accounted for as cash flow hedges, net of tax(1)	(8.1)	(12.6)
Accumulated other elements of comprehensive income	$1.1	$9.5

(1)
Approximately $6.4 million (after tax) of accumulated other elements of comprehensive loss is expected to be recognized as a reduction in earnings during the twelve-month period ending September 30, 2011.

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

While the Company did not operate the BOP, nor did it have anyone on the rig at the time of the incident, claims for personal injury, wrongful death and property damage arising from the Deepwater Horizon incident have been and will continue to be asserted against the Company and others.  Additionally, claims for pollution and other economic damages, including business interruption and loss of revenue, have been, and we anticipate will continue to be, asserted against all parties allegedly associated with this incident, including the Company, BP plc and certain of its subsidiaries, the operator of Mississippi Canyon Block 252 upon which the Macondo well was being drilled, Transocean Ltd. and certain of its affiliates, the rig owner and operator, as well as other equipment and service companies including Halliburton. The Company has been named as one of multiple defendants in over 330 suits filed and presently pending in a variety of Federal and State courts, a number of which have been filed as class actions or multi-plaintiff actions.  Most of the suits pending in Federal courts have been consolidated into a single proceeding before a single Federal judge under the Federal rules governing multi-district litigation.  The consolidated case is styled In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico on April 20, 2010, MDL Docket No. 2179.  There are also a small number of cases pending in state courts.  The State of Alabama has brought a claim for destruction of and/or harm to natural resources against those associated with this incident, including Cameron, in State of Alabama, ex. rel. Troy King, Attorney General vs. Transocean Ltd., et. al., Cause No. 2:10cv00691, U.S. Dist. Ct., M.D. Ala., as have 5 other governmental entities, 2 municipalities and 3 Mexican states.  It is possible other such claims may be asserted by the United States Government and by the Gulf and/or East Coast States, whose Attorneys General have notified the Company to preserve documents in the event of a claim, and possibly by other parties.  A shareholder derivative suit has been filed against the Company’s directors in connection with this incident and its aftermath alleging the Company’s directors failed to exercise their fiduciary duties regarding the safety and efficacy of its products.  Paris vs. Erikson, et al., Cause No. 2010-71817 in the 190th District Court of Harris County, Texas.  This incident and its causes are also being investigated by a joint investigation team of the U.S. Coast Guard and the Bureau of Ocean Energy Management (the “JIT”), which has named Cameron as a party-in-interest, the Departments of Interior and Justice, the U.S. Chemical Safety and Hazard Investigation Board, the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling, and by numerous other governmental entities, including Congressional Committees.

Based on the facts known to date, the Company is of the opinion that there was no defect in or failure of the BOP that caused or contributed to the explosion.  The reasons as to why the efforts to shut-in the well after the explosion were unsuccessful are not yet known and are the subject of multiple investigations.  The results of a forensic examination of the BOP commissioned by the JIT as part of its investigation are expected to be made known in early 2011.  Additionally, the extent of the environmental impact, and the ultimate costs and damages that will ultimately be determined attributable to this incident and its aftermath are not yet known and therefore cannot be reasonably estimated.  As a result, we are unable to make any reasonable determination of what liability, if any, the Company could be found to have with respect to any of these claims or whether the Company will be found to have any liability, directly or by way of contribution, under any environmental laws or regulations or otherwise. BP has been designated as the Responsible Party for the pollution emanating from the Macondo well under the Oil Pollution Act of 1990 (OPA), and has accepted such designation.  Cameron has not been named a Responsible Party.

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

While the Company’s BOPs have a history of reliable performance when properly maintained and operated in accordance with product specifications, until the litigation referred to above progresses and until the investigations referred to above are completed, we are unable to determine the extent of the Company’s future involvement in the litigation and any liability resulting from this incident.  If it is ultimately determined that the Company bears some responsibility, and therefore liability, for the costs and damages caused by this event, we will rely on our contractual indemnity rights and then, if and to the extent necessary and available, on our insurance coverage.  We have received a “reservation of rights” letter from our insurers.  If our contractual indemnities are determined to be inapplicable, or the indemnitors fail or are unable to fulfill their contractual indemnity obligations, and if the damages and costs ultimately determined to be the Company’s responsibility exceed our available insurance coverage, we could be liable for amounts which could have a material adverse impact on our financial condition, results of operations and cash flows.

Through September 30, 2010, the Company incurred and expensed legal fees of $6.8 million.  The Company has not accrued any amounts relating to this matter because we do not believe at the present time a loss is probable.

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

The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements as well as any possible new claims that may be filed with respect to this underground water contamination will not have a material adverse effect on its financial position or results of operations. The Company’s consolidated balance sheet included a liability of approximately $11.9 million for these matters as of September 30, 2010.

The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At September 30, 2010, the Company’s consolidated balance sheet included a liability of approximately $4.2 million for such cases. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Regulatory Contingencies

In January 2007, the Company underwent a Pre-Assessment Survey as part of a Focused Assessment Audit initiated by the Regulatory Audit Division of the U.S. Customs and Border Protection, Department of Homeland Security.  The Pre-Assessment Survey of the period September 2001 through September 2007 resulted in a finding that the Company had deficiencies in its U.S. customs compliance process and had underpaid customs duties.  The Company has since paid these duties and has taken corrective action with respect to these deficiencies.  The sufficiency of these corrective actions is currently undergoing a Follow-Up Compliance Improvement Plan Review and Customs has found such corrective actions to be generally adequate in a number of areas; however, the audit has not yet been completed in the areas of classification and valuation as applied to imported goods.  Audit conclusion and issuance of an audit report by Customs is anticipated by December 31, 2010.

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

Environmental Matters

The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the PCS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At September 30, 2010, the Company’s consolidated balance sheet included a noncurrent liability of approximately $7.4 million for environmental matters.

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

Cash and cash equivalents include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market securities, U.S. treasury bills, other U.S. agency notes, short-term commercial paper and corporate debt securities, all of which are considered Level 1 under the ASC’s fair value hierarchy. Total cash equivalents were approximately $1.1 billion and $1.4 billion at September 30, 2010 and December 31, 2009, respectively.

In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into forward foreign currency exchange contracts to hedge specific large anticipated receipts or disbursements in currencies for which the Company does not traditionally have fully offsetting local currency expenditures or receipts. The Company was party to a number of long-term foreign currency forward contracts at September 30, 2010, some of which extend through 2011. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling, valve or other equipment contracts involving the Company’s United States operations and its wholly-owned subsidiaries in Brazil, Italy, Romania, Singapore and the United Kingdom. The Company determines the fair value of its outstanding foreign currency forward contracts based on quoted exchange rates for the respective currencies applicable to similar instruments.  These quoted exchange rates are considered to be Level 2 observable market inputs.  Information relating to the contracts, most of which have been accounted for as cash flow hedges as of September 30, 2010, follows:

Total gross volume bought (sold) by notional currency on open derivative contracts at September 30, 2010 was as follows (in millions):

	Notional Amount
	Buy	Sell
FX Forward Contracts:
EUR	7.9	28.3
GBP	2.0	7.0
MYR	35.5	–
NOK	23.3	–
SGD	6.0	–
USD	13.7	51.8

FX Options:
USD	–	2.5

   In October 2009, the Company entered into two interest rate swaps which effectively converted $400 million of 6.375% fixed rate borrowings into variable rate debt based on a spread of approximately 4.79% over the current 3-month London Interbank Offered Rate (LIBOR).  On July 23, 2010, the Company entered into a third interest rate swap which effectively locked in a significant portion of the gain from those earlier swaps to reduce the Company’s rate on $400 million of its 6.375% fixed rate borrowings to an effective fixed interest rate of approximately 5.49% through January 15, 2012, the maturity date of all three swaps.   Each of the swaps provide for semiannual interest payments and receipts each January 15 and July 15 and provide for resets of the 3-month LIBOR rate to the then existing rate each January 15, April 15, July 15 and October 15.  The fair value of the interest rate swaps is affected by changes in quoted three-month LIBOR rates, which is considered to be a Level 2 observable market input.  At September 30, 2010, these three swaps had a fair value of approximately $4.8 million to the benefit of the Company.

The fair values of derivative financial instruments recorded in the Company’s Consolidated Condensed Balance Sheets at September 30, 2010 and December 31, 2009 were as follows (in millions):

Asset Derivatives	Liability Derivatives
		Fair Market Value			Fair Market Value

	Balance sheet location	September 30, 2010	December 31, 2009	Balance sheet location	September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments
Foreign Exchange Contracts
	Current assets	$1.1	$1.2	Current liabilities	$(3.2)	$(6.0)
	Non-current assets	−	−	Non-current liabilities	−	(0.4)
		1.1	1.2		(3.2)	(6.4)
Derivatives not designated as hedging instruments
Foreign Exchange Contracts
	Current assets	0.1	1.7	Current liabilities	(1.9)	(0.1)
	Non-current assets	−	−	Non-current liabilities	−	−
		0.1	1.7		(1.9)	(0.1)

Interest Rate Swaps
	Current assets	−	−	Current liabilities	−	−
	Non-current assets	4.8	1.3	Non-current liabilities	−	−
		4.8	1.3		−	−

TOTAL DERIVATIVES		$6.0	$4.2		$(5.1)	$(6.5)

The effects of derivative financial instruments on the Company’s consolidated condensed financial statements for the three months ended September 30, 2010 and September 30, 2009 were as follows (in millions):

	Effective Portion					Ineffective Portion and Other
Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in OCI on Derivatives at September 30,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income at September 30,		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives at September 30,
	2010	2009		2010	2009		2010	2009

Foreign Exchange Contracts
	$4.4	$2.5	Revenues	$(2.4)	$(0.7)	Cost of goods sold- ineffective portion	$0.5	$0.5
			Cost of goods sold	(3.6)	(2.9)
			Depreciation expense	−	−
Total	$4.4	$2.5		$(6.0)	$(3.6)		$0.5	$0.5

During the three-month period ended September 30, 2010, approximately $2.3 million and $1.1 million was recognized as an addition to cost of goods sold and a reduction in interest expense, respectively, relating to foreign currency forward contracts and interest rate swap agreements that were not designated as hedging instruments.

The effects of derivative financial instruments on the Company’s consolidated condensed financial statements for the nine months ended September 30, 2010 and September 30, 2009 were as follows (in millions):

Effective Portion	Ineffective Portion and Other
	Amount of Pre-Tax Gain (Loss) Recognized in OCI on Derivatives at September 30,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income at September 30,		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives at September 30,
Derivatives in Cash Flow Hedging Relationships	2010	2009		2010	2009		2010	2009
Foreign Exchange contracts	$(8.5)	$17.0	Revenues	$(5.0)	$(15.7)	Cost of goods sold- ineffective portion	$(1.5)	$2.2
			Cost of goods sold	(9.7)	(5.6)
			Depreciation expense	(0.1)	(0.1)
Total	$(8.5)	$17.0		$(14.8)	$(21.4)		$(1.5)	$2.2

During the nine-month period ended September 30, 2010, approximately $0.5 million and $7.2 million was recognized as a reduction in cost of goods sold and a reduction in interest expense, respectively, relating to foreign currency forward contracts and interest rate swap agreements that were not designated as hedging instruments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical data contained herein, this document includes “forward-looking statements” regarding future market strength, order levels, revenues and earnings of the Company, as well as expectations regarding cash flows, legal fees and costs associated with a number of lawsuits filed against the Company in connection with the Deepwater Horizon matter, and future capital spending made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from those described in forward-looking statements.  These statements are based on current expectations of the Company’s performance and are subject to a variety of factors, some of which are not under the control of the Company, which can affect the Company’s results of operations, liquidity or financial condition.  Such factors may include overall demand for, and pricing of, the Company’s products; the size and timing of orders; the Company’s ability to successfully execute large subsea and drilling systems projects it has been awarded; the possibility of cancellations of orders in backlog; the Company’s ability to convert backlog into revenues on a timely and profitable basis; the impact of acquisitions the Company has made or may make; changes in the price of (and demand for) oil and gas in both domestic and international markets; raw material costs and availability; political and social issues affecting the countries in which the Company does business, including the ongoing effects of a temporary moratorium imposed by the United States government on drilling activities in deepwater areas of the Gulf of Mexico which has recently been lifted; fluctuations in currency markets worldwide; and variations in global economic activity.  In particular, current and projected oil and gas prices historically have generally directly affected customers’ spending levels and their related purchases of the Company’s products and services.  As a result, changes in oil and gas price expectations may impact the demand for the Company’s products and services and the Company’s financial results due to changes in cost structure, staffing and spending levels the Company makes in response thereto.  See additional factors discussed in “Factors That May Affect Financial Condition and Future Results” contained herein.

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

THIRD QUARTER 2010 COMPARED TO THIRD QUARTER 2009

Market Conditions

Information related to a measure of drilling activity and certain commodity spot and futures prices during each quarter and the number of available deepwater floaters at the end of each period follows:

	Quarter Ended September 30,		Increase (Decrease)
	2010	2009	Amount	%
Drilling activity (average number of working rigs during period)(1):
United States	1,622	973	649	66.7%
Canada	361	187	174	93.0%
Rest of world	1,111	969	142	14.7%
Global average rig count	3,094	2,129	965	45.3%
Commodity prices (average of daily U.S. dollar prices per unit during period)(2):
West Texas Intermediate Cushing, OK crude spot price per barrel in U.S. dollars	$76.09	$68.14	$7.95	11.7%
Henry Hub natural gas spot price per MMBtu in U.S. dollars	$4.28	$3.17	$1.11	35.0%
Twelve-month futures strip price (U.S. dollar amount at period end)(2):
West Texas Intermediate Cushing, OK crude oil contract (per barrel)	$83.42	$73.00	$10.42	14.3%
Henry Hub Natural Gas contract (per MMBtu)	$4.29	$5.93	$(1.64)	(27.7)%

Number of deepwater floaters and semis under contract in competitive major markets at period end: (3)
U.S. Gulf of Mexico	31	33	(2)	(6.1)%
Northwestern Europe	35	37	(2)	(5.4)%
West Africa	26	29	(3)	(10.3)%
Southeast Asia and Australia	26	23	3	13.0%

(1)         Based on average monthly rig count data from Baker Hughes
(2)         Source: Bloomberg
(3)         Source:  ODS – Petrodata Ltd.

The average number of worldwide operating rigs increased during the third quarters of 2010 and 2009 from the average levels during the second quarters of both years due largely to seasonal factors in Canada and increased activity levels in the United States.  The higher North American activity levels were also largely responsible for the 45% increase from the third quarter of 2009.  Rig count levels worldwide have generally been on an upward trend since the second quarter of 2009 when levels bottomed out below 2,000 operating rigs following a steep decline that started during the fourth quarter of 2008.

Crude oil prices (West Texas Intermediate, Cushing, OK) were more volatile during the third quarter of 2010 as compared to the third quarter of 2009 and trended downward from an average of $77.88 per barrel during the second quarter of 2010 to an average of $76.09 per barrel during the third quarter of 2010.  Although prices declined on average during the third quarter of 2010, they were still nearly 12% higher than the same period in 2009.

Natural gas (Henry Hub) prices trended downward during the third quarters of 2010 and 2009 as compared to price levels at the beginning of both periods.  The average price per MMBtu in the third quarter of 2010 was $4.28, a 1% decline from the average price per MMBtu in the second quarter of 2010 of $4.33 and a 35% increase from the same period in the prior year.  The average price of $3.17 per MMBtu for the third quarter of 2009 declined by nearly 15% compared to the average price of $3.71 per MMBtu during the second quarter of 2009.  Should the 12-month futures strip price for natural gas stay depressed for a longer period of time, the portion of the North American rig count directed to gas drilling could decline, which could impact the Company’s order flow.

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

The Company has experienced pricing pressures from its customers in various parts of its business.  Despite recent higher activity levels, the impact of orders taken in this environment could negatively impact future margins recognized by the Company.

Consolidated Results

Net income for the third quarter of 2010 totaled $148.7 million, or $0.61 per diluted share, compared to net income for the third quarter of 2009 of $124.9 million, or $0.56 per diluted share.  Total revenues for the Company increased by $295.3 million, or 24.0%, during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.  Nearly 48% of the increase was attributable to the incremental impact of revenues from newly acquired businesses in the past year.   Absent the effect of newly acquired businesses, consolidated revenues increased 12.5% as higher sales in all Drilling and Production Systems (DPS) segment product lines more than offset declines in Valves & Measurement (V&M) and Process & Compression Systems (PCS) segment sales.

As a percent of revenues, cost of sales (exclusive of depreciation and amortization) increased from 67.2% during the third quarter of 2009 to 68.7% for the third quarter of 2010.  The increase was due largely to (i) an increased mix of lower-margin subsea revenues in the DPS segment in relation to other product lines that carry higher margins, as well as a decline in margins on major subsea projects during the third quarter of 2010 as compared to the third quarter of 2009 and (ii) margin declines in engineered and process valves, which more than offset better margins and volumes in the distributed product line.  These increases were partially offset by:

•
a gain recognized in the third quarter of 2010 from the sale of aftermarket inventory and certain intangible assets associated with a compressor line that is no longer produced by the PCS segment and for which no new units have been sold since the 1990s (approximately a 0.6 percentage-point decrease),

•	a reclassification of a provision in the third quarter of 2009 previously recorded in selling and administrative expense to cost of sales which resulted in a 0.4 percentage-point decrease, and

•	higher inventory write-offs in the third quarter of 2009 in the PCS segment (a 0.3 percentage-point decrease).

Selling and administrative expenses increased $40.5 million, or 23.8%, during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, due mainly to (i) approximately $17.2 million of incremental costs added from newly acquired businesses and (ii) approximately $23.7 million of higher employee and facility-related costs.

Depreciation and amortization increased $14.3 million, or 37.4%, during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.  Nearly 88% of the increase was due to the incremental amounts associated with newly acquired businesses.

During the third quarter of 2010, the Company incurred $10.4 million of costs in connection with:

•
the integration of the operations of NATCO, acquired in November 2009, into the operations of the Company, primarily reflecting the costs associated with converting NATCO’s legacy operations to the Company’s SAP information systems,  as well as certain other acquisition and facility-related costs totaling approximately $6.3 million, and

•	$4.1 million of legal costs incurred during the quarter in connection with the Deepwater Horizon Matter.

Included in operating results for the third quarter of 2009 were employee severance, related benefit and certain other costs totaling $5.9 million, associated primarily with workforce reductions during this period.

The Company’s effective tax rate for the third quarter of 2010 was 19.7% compared to 25.9% during the third quarter of 2009.  The tax provision for the third quarter of 2010 is lower than the comparable period in 2009, primarily due to the impact of adjustments during both periods resulting from changes in the Company’s international structure, for which the implementation was begun in 2009.

Segment Results

DPS Segment –

	Quarter Ended September 30,		Increase (Decrease)
($ in millions)	2010	2009(1)	$	%

Revenues	$944.0	$723.6	$220.4	30.5%
Income before income taxes	$161.8	$131.7	$30.1	22.9%
Income before income taxes as a percent of revenues	17.1%	18.2%	N/A	(1.1)%

Orders	$718.0	$844.2	$(126.2)	(14.9)%
Backlog (at period-end)	$3,401.9	$3,994.3	$(592.4)	(14.8)%

(1)	Revised based on change in segments described in Note 1 of the Notes to Consolidated Condensed Financial Statements.

Revenues

Approximately 8% of the increase in revenues in the third quarter of 2010 compared to the third quarter of 2009 was due to incremental revenues from newly acquired businesses.   Absent the effect of newly acquired businesses, revenues increased 28%.  This increase was mainly due to:

•	a 47% increase in sales of subsea equipment during the third quarter of 2010 as compared to the third quarter of 2009, primarily related to projects offshore West Africa and Egypt,

•	a 10% increase in drilling equipment sales due mainly to higher aftermarket spare parts and repair services, and

•	a 16% increase in sales of surface equipment due largely to higher North American activity levels.

Income before income taxes as a percent of revenues

The decrease in the ratio of income before income taxes as a percent of revenues was due primarily to an increase of 3.4 percentage points in the ratio of cost of sales to revenues due mainly to an increased mix of lower-margin subsea revenues in relation to higher margin drilling and surface revenues, as well as lower margins on major subsea projects in the third quarter of 2010 as compared to the third quarter of 2009.

This increase was partially offset by a decrease of 2.0 percentage points in the ratio of selling and administrative expenses to revenues and a decrease of 0.4 percentage points in the ratio of depreciation and amortization to revenues due mainly to the impact on the ratio of revenues which increased at a greater pace than the related costs.

Orders

Excluding the impact of newly acquired businesses, order levels for the segment decreased $145.1 million, or 17%, in the third quarter of 2010 as compared to the third quarter of 2009.  The primary driver for the decrease was a 53% decline in subsea equipment orders mainly related to a new frame agreement for future delivery of subsea trees for projects offshore Brazil valued at $300 million entered into during the third quarter of 2009 that did not repeat during the third quarter of 2010.  This decrease was partially offset by:

•	a 67% increase in drilling equipment orders based on improved demand for land and surface blowout preventers, spares and repair services, and

•	a 5% increase in surface equipment orders due to increased North American activity levels resulting from higher commodity prices and the impact of new shale gas opportunities.

Backlog (at period-end)

DPS segment backlog declined by 5% from the second quarter of 2010, due primarily to a lower backlog level for subsea products.  Backlog at September 30, 2010 was down almost 15% from the comparable level at September 30, 2009, due mainly to declines in backlog levels for subsea and drilling projects as new orders did not keep pace with shipment and project activity levels.

V&M Segment –

	Quarter Ended September 30,		Increase (Decrease)
($ in millions)	2010	2009	$	%

Revenues	$312.7	$294.7	$18.0	6.1%
Income before income taxes	$43.0	$56.5	$(13.5)	(24.0)%
Income before income taxes as a percent of revenues	13.7%	19.2%	N/A	(5.5)%

Orders	$396.8	$253.4	$143.4	56.6%
Backlog (at period-end)	$740.0	$537.8	$202.2	37.6%

Revenues

Newly acquired businesses accounted for approximately $25.6 million of the increase in revenues in the V&M segment during the third quarter of 2010 as compared to the third quarter of 2009.  Absent the effect of these newly acquired businesses, revenues declined nearly 3%, comprised of a 58% increase in distributed valve sales resulting from higher North American order rates and a higher beginning of period backlog level in 2010, which was more than offset by a 29% decrease in sales of engineered valves as international backlog levels at the beginning of the third quarter of 2010 were down from levels at the beginning of the third quarter of 2009.

Income before income taxes as a percent of revenues

The decrease in the ratio of income before income taxes as a percent of revenues was due primarily to:

•
a 3.4 percentage-point increase in the ratio of selling and administrative costs to revenues due largely to (i) the higher relationship of costs to revenues of newly acquired businesses (approximately a 0.5 percentage-point increase) and (ii) increases in legacy employee and facility-related costs during the period in relation to a decline in legacy revenues,

•
an increase of 1.7 percentage points in the ratio of cost of sales to revenues due mainly to (i) increased costs in relation to revenues of newly acquired businesses (approximately a 0.5 percentage-point increase) and (ii) margin declines in the engineered and process valves product lines, as prices did not fully cover cost increases,  which more than offset higher volumes and higher margins on distributed valves.

•
a 0.3 percentage-point increase in the ratio of depreciation and amortization to revenues due mainly to the impact of $1.5 million of incremental depreciation and amortization from newly acquired businesses.

Orders

Newly acquired businesses were a significant driver for the increase of $143.4 million, or 56%, in the third quarter of 2010 as compared to the third quarter of 2009.  The other primary drivers for the increase were:

•	a 33% increase in orders for engineered valves, primarily related to a major gas pipeline construction project offshore Western Australia,

•	a 96% increase in orders for distributed valves and a 65% increase in measurement equipment orders, due mainly to higher North American activity levels, and

•	a 25% increase in process valve orders resulting mainly from higher storage and fuel handling projects planned by North American customers.

Backlog (at period-end)

Backlog levels for the V&M segment were up 17% from June 30, 2010 and nearly 38% from September 30, 2009 due to improved demand in all product lines and the impact of backlog added from newly acquired businesses.

PCS Segment –

	Quarter Ended September 30,		Increase (Decrease)
($ in millions)	2010	2009(1)	$	%

Revenues	$270.4	$213.5	$56.9	26.7%
Income before income taxes	$41.4	$38.5	$2.9	7.6%
Income before income taxes as a percent of revenues	15.3%	18.0%	N/A	(2.7)%

Orders	$365.0	$245.4	$119.6	48.7%
Backlog (at period-end)	$793.5	$585.5	$208.0	35.5%

(1)	Revised based on change in segments described in Note 1 of the Notes to Consolidated Condensed Financial Statements.

Revenues

Newly acquired businesses were the primary drivers for the increase in revenues during the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009.  Absent the effect of these newly acquired businesses, revenues declined over 21%.  This decrease was mostly due to:

•
a 31% decrease in shipments of centrifugal compression equipment during the third quarter of 2010 as compared to the third quarter of 2009, mainly as a result of strong shipments of air separation equipment to international customers during the third quarter of 2009 that did not repeat during the third quarter of 2010,

•
a 9% decline in the sales value of reciprocating compression equipment, due mainly to a mix shift from higher value packaged Superior Compressors in the third quarter of 2009 to lower value smaller compressor units in the third quarter of 2010, and

•	a 4% decline in sales of legacy process applications, due mainly to weaker activity levels

Income before income taxes as a percent of revenues

The decrease in the ratio of income before income taxes as a percent of revenues was due primarily to:

•
a 5.8 percentage-point increase in the ratio of selling and administrative costs to revenues, due largely to (i) a $5.6 million reclassification in the third quarter of 2009 of a previously recorded provision to cost of sales (a 2.6 percentage-point increase) and (ii) the impact of cost increases, primarily employee and facility related, in relation to lower revenues, excluding the effect of newly acquired businesses.

•
an increase of 3.2 percentage points in the ratio of depreciation and amortization to revenues, due mainly to the impact of $10.4 million of incremental depreciation and amortization from newly acquired businesses.

This was partially offset by a decline of 6.4 percentage points in the ratio of cost of sales to revenues during the third quarter of 2010, due mainly to (i) a gain recognized in the third quarter of 2010 from the sale of aftermarket inventory and certain intangible assets associated with a compressor line that is no longer produced by the Company and for which no new units have been sold since the 1990’s (approximately a 3.2 percentage-point decrease), (ii) a reclassification of a provision in the third quarter of 2009 previously recorded in selling and administrative expense to cost of sales which resulted in a 2.2 percentage-point decrease and (iii) higher inventory write-offs in the third quarter of 2009 (a 1.5 percentage-point decrease).

Orders

Excluding the impact of newly acquired businesses, order levels for the segment increased nearly 14% in the third quarter of 2010 as compared to the third quarter of 2009.  The increase was due mainly to:

•
a 30% increase in reciprocating compression equipment orders, mainly attributable to stronger demand for aftermarket parts and services from a customer in South America, and an increase in new unit orders for both Superior Compressors and Ajax units,

•	a 10% increase in legacy process systems orders, due largely to higher demand for new oil and gas separation applications, and

•
an 8% increase in orders for centrifugal compression equipment, mainly related to increased global demand for Plant Air equipment and for increased aftermarket parts sales, which more than offset a decline in orders for Engineered Air equipment, which was impacted by a large international order in the third quarter of 2009 that did not repeat in the third quarter of 2010.

Backlog (at period-end)

Backlog increased 12% from June 30, 2010, due largely to increased order levels during the third quarter of 2010 in all product lines.  Process Systems’ backlog at September 30, 2010 as compared to September 30, 2009 was up 123% due to backlog added from newly acquired businesses and higher demand for legacy oil and gas separation applications.  Backlog in both the reciprocating and centrifugal compression businesses was down from September 30, 2009, primarily in the Ajax Compressors and Engineered Air equipment product lines.

Corporate Segment –

The $3.0 million increase in the loss before income taxes of the Corporate segment during the third quarter of 2010 as compared to the third quarter of 2009 (see Note 10 of the Notes to Consolidated Condensed Financial Statements) was due primarily to $4.5 million of additional costs incurred during the third quarter of 2010 as compared to the same period last year mainly associated with the Deepwater Horizon matter and certain acquisition integration and other restructuring costs, partially offset by a $1.1 million decline in interest expense recognized in the third quarter of 2010 associated mainly with the Company’s interest rate swaps (see Note 14 of the Notes to Consolidated Condensed Financial Statements).  Higher selling and administrative costs, mostly employee-related, were more than offset by the removal of $3.6 million uncertainty associated with an historical acquisition.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009

Market Conditions

Information related to a measure of drilling activity and certain commodity spot and futures prices during each year-to-date period and the number of available deepwater floaters at the end of each period follows:

	Nine Months Ended September 30,		Increase (Decrease)
	2010	2009	Amount	%
Drilling activity (average number of working rigs during period)(1):
United States	1,492	1,079	413	38.3%
Canada	332	202	130	64.4%
Rest of world	1,087	992	95	9.6%
Global average rig count	2,911	2,273	638	28.1%
Commodity prices (average of daily U.S. dollar prices per unit during period)(2):
West Texas Intermediate Cushing, OK crude spot price per barrel in U.S. dollars	$77.58	$57.21	$20.37	35.6%
Henry Hub natural gas spot price per MMBtu in U.S. dollars	$4.56	$3.80	$0.76	20.0%
Twelve-month futures strip price (U.S. dollar amount at period end)(2):
West Texas Intermediate Cushing, OK crude oil contract (per barrel)	$83.42	$73.00	$10.42	14.3%
Henry Hub Natural Gas contract (per MMBtu)	$4.29	$5.93	$(1.64)	(27.7)%

Number of deepwater floaters and semis under contract in competitive major markets at period end: (3)
U.S. Gulf of Mexico	31	33	(2)	(6.1)%
Northwestern Europe	35	37	(2)	(5.4)%
West Africa	26	29	(3)	(10.3)%
Southeast Asia and Australia	26	23	3	13.0%

(1)         Based on average monthly rig count data from Baker Hughes
(2)         Source: Bloomberg
(3)         Source:  ODS-Petrodata Ltd.

The average number of worldwide operating rigs trended upward during the first nine months of 2010 due largely to increased activity levels in the United States, as well as modestly higher levels of activity in all other major regions of the world.  During the first nine months of 2009, activity levels trended downward as rig counts were in a steep decline throughout much of the first half of 2009 before beginning a gradual recovery during the third quarter of the year.  This resulted in average rig counts being 28% higher during the first nine months of 2010 as compared to the same period in 2009.

Crude oil prices (West Texas Intermediate, Cushing, OK) at the end of September 2010 were down modestly from price levels at the beginning of the year, but were up on average almost 36% for the first nine months of 2010 as compared to the first nine months of 2009.  During the first nine months of 2009, crude oil prices increased strongly throughout much of the period from the mid-$40 range at the beginning of the year to over $70 per barrel at the end of September 2009, resulting in an average price for the nine-month period of approximately $57.21 per barrel.

Natural gas (Henry Hub) prices declined during both the first nine months of 2010 and 2009 as compared to price levels at the beginning of each period.  However, due to a strong increase in prices during the fourth quarter of 2009, which carried over into the first couple of months of 2010, the actual average price per MMBtu of natural gas for the first nine months of 2010 was 20% higher than the average price per MMBtu during the first nine months of 2009.  Should the 12-month futures strip price for natural gas stay depressed for a longer period of time, the portion of the North American rig count directed to gas drilling could decline, which could impact the Company’s order flow.

The Company has experienced pricing pressures from its customers in various parts of its business.  Despite recent higher activity levels, the impact of orders taken in this environment could negatively impact future margins recognized by the Company.

Consolidated Results

Net income for the nine months ended September 30, 2010 totaled $398.2 million, or $1.61 per diluted share, compared to net income for the nine months ended September 30, 2009 of $378.2 million, or $1.71 per diluted share.  The decline in earnings per share was largely due to the issuance of over 23 million shares of common stock in November 2009 related to the acquisition of NATCO.

Total revenues for the Company increased by $567.7 million, or 15.1%, during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  Newly acquired businesses, primarily NATCO, accounted for approximately $444.6 million of incremental revenues in the first nine months of 2010 as compared to the first nine months of 2009.  Absent the effect of newly acquired businesses, consolidated revenues increased 3.3% from the first nine months of 2009 as higher DPS segment revenues more than offset declines in the V&M and PCS segments.

As a percent of revenues, cost of sales (exclusive of depreciation and amortization) increased from 66.8% during the first nine months of 2009 to 68.1% for the first nine months of 2010.  The increase was due largely to an increased mix of lower-margin subsea revenues in the DPS segment in relation to other product lines that carry higher margins, as well as a decline in margins on major subsea projects during the first nine months of 2010 as compared to the first nine months of 2009.

Selling and administrative expenses increased $94.7 million, or 18.3%, during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, nearly two-thirds of which was due to incremental costs added from newly acquired businesses.  Partially mitigating the increase in expenses in 2010 was (i) a year-over-year reduction in bad debt expense of approximately $19.2 million associated with charges taken in the DPS and PCS segments in the first nine months of 2009 due to uncertainty regarding collection of certain receivables, a portion of which was reversed in the first nine months of 2010 upon ultimate collection of the amounts due, (ii) a $7.5 million write-down taken in the first nine months of 2009 related to the Company’s interest in its Iranian joint venture and (iii) a $3.6 million gain in the first nine months of 2010 relating to settlement of an amount that had previously been disputed on an historical acquisition.

Depreciation and amortization increased $41.4 million, or 36.8%, during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  Approximately 88% of the increase was due to the incremental amounts associated with newly acquired businesses.

Interest income declined $2.4 million during the nine-month period ended September 30, 2010 as compared to the same period last year due mainly to lower interest rates earned on the Company’s invested cash balances.

Interest expense decreased in the first nine months of 2010 as compared to the first nine months of 2009, due mainly to $7.2 million of benefit recognized in the first nine months of 2010 associated with the Company’s interest rate swaps (see Note 14 of the Notes to Consolidated Condensed Financial Statements), the payoff of the remaining portion of the Company’s 1.5% convertible debentures during the third quarter of 2009, which lowered interest expense by $2.2 million, lower interest related to tax contingencies and lower international borrowings.

      During the first nine months of 2010, the Company incurred $39.1 million of costs in connection with:

•
the integration of the operations of NATCO, acquired in November 2009, into the operations of the Company, primarily reflecting the costs associated with converting NATCO’s legacy operations to the Company’s SAP information systems, totaling approximately $18.5 million,

•
employee severance and other acquisition and facility-related activities associated with restructuring of the Company’s operations in response to changes in market conditions, totaling approximately $13.8 million, and

•	$6.8 million of legal costs incurred to date in connection with the Deepwater Horizon matter.

Included in operating results for the first nine months of 2009 were employee severance, related benefit and certain other costs totaling $39.0 million associated primarily with workforce reductions during the period.

The Company’s effective tax rate for the nine months ended September 30, 2010 was 23.1% compared to 25.8% during the nine months ended September 30, 2009.  The reduction in the estimated annual effective rate was due mainly to the impact of changes in the Company’s international structure which the Company began implementing in 2009.

Segment Results

DPS Segment –

	Nine Months Ended September 30,		Increase (Decrease)
($ in millions)	2010	2009(1)	$	%

Revenues	$2,600.1	$2,257.9	$342.2	15.2%
Income before income taxes	$463.8	$441.0	$22.8	5.2%
Income before income taxes as a percent of revenues	17.8%	19.5%	N/A	(1.7)%

Orders	$2,034.6	$2,002.4	$32.2	1.6%

(1)	Revised based on change in segments described in Note 1 of the Notes to Consolidated Condensed Financial Statements.

Revenues

Approximately 17.9% of the increase in revenues in the first nine months of 2010 as compared to the first nine months of 2009 was due to incremental revenues from newly acquired businesses.   Absent the effect of newly acquired businesses, the remaining increase was mainly due to a 35% increase in sales of subsea equipment, primarily related to projects offshore West Africa and Egypt.

Income before income taxes as a percent of revenues

The decrease in the ratio of income before income taxes as a percent of revenues was due primarily to an increase of 2.9 percentage points in the ratio of cost of sales to revenues due mainly to an increased mix of lower-margin subsea revenues in relation to higher margin drilling and surface revenues.

This was partially offset by a reduction in the ratio of selling and administrative costs from 11.1% for the first nine months of 2009 to 9.9% for the first nine months of 2010.  The decline in the ratio was due mainly to a reduction in bad debt expense of approximately $22.2 million, primarily associated with (i) charges in 2009 to increase the reserve for doubtful accounts relating to certain past due receivables, a portion of which was reversed in 2010 upon collection of the receivables, totaling approximately $14.7 million and (ii) the absence in 2010 of a $7.5 million write-down taken in the first nine months of 2009 related to the Company’s interest in its Iranian joint venture.

Orders

Excluding the impact of newly acquired businesses, order levels for the segment declined less than 1% in the first nine months of 2010 as compared to the first nine months of 2009.  The primary driver for the decrease was a 29% decline in subsea equipment orders due mainly to a new frame agreement for future delivery of subsea trees for projects offshore Brazil valued at $300 million entered into during the first nine months of 2009 that did not repeat during the first nine months of 2010.  This decline was almost entirely offset by:

•
a 24% increase in drilling orders as improved demand for land and surface blowout preventers, spares and repair services more than offset a decline in major deepwater rig construction project activity, and

•	an 18% increase in demand for new surface equipment and aftermarket parts and services, primarily reflecting increased North American activity levels and the impact of new shale gas opportunities.

V&M Segment –

	Nine Months Ended September 30,		Increase (Decrease)
($ in millions)	2010	2009	$	%

Revenues	$937.0	$882.6	$54.4	6.2%
Income before income taxes	$137.3	$160.1	$(22.8)	(14.2)%
Income before income taxes as a percent of revenues	14.7%	18.1%	N/A	(3.4)%

Orders	$1,137.0	$680.7	$456.3	67.0%

Revenues

Newly acquired businesses added approximately $87.9 million in incremental revenues to the V&M segment during the first nine months of 2010 as compared to the first nine months of 2009.  Absent the effect of these businesses, revenues declined nearly 3.8%.  The decrease was primarily due to:

•
a 16% decrease in sales of engineered valves and an 11% decrease in sales of process valves, due to lower backlog levels at the beginning of 2010 as compared to the beginning of 2009.  These declines were partially offset by:

•	a 30% increase in sales of distributed valves as a result of higher bookings in the first nine months of 2010 as North American distributors restocked their inventory levels during the period.

Income before income taxes as a percent of revenues

The decrease in the ratio of income before income taxes as a percent of revenues was due primarily to:

•
a 3.1 percentage-point increase in the ratio of selling and administrative costs to revenues as a result of increased costs, 56% of which was due to the incremental effect of newly acquired businesses, with the remainder largely attributable to higher employee-related expenses, and

•	a 0.4 percentage-point increase in the ratio of depreciation and amortization to revenues mainly as a result of increased costs, nearly 80% of which was due to newly acquired businesses.

Orders

Excluding the impact of newly acquired businesses, order levels for the segment increased over 53% in the first nine months of 2010 as compared to the first nine months of 2009.  The primary drivers for the increase were:

•	a 106% increase in orders for distributed valves, due mainly to inventory restocking by North American distributors and increased activity in shale gas regions,

•
a 56% increase in orders for engineered valves, related primarily to higher pipeline construction project awards in the Asia Pacific and Middle East regions, as well as improving market fundamentals in the United States,

•	a 36% increase in orders for process valves as a result of increased construction activity for projects located primarily in China, Africa, Australia and the United States, and

•	a 27% increase in orders for measurement equipment as a result of improving market fundamentals in North America and increased demand for equipment used in nuclear applications.

PCS Segment –

	Nine Months Ended September 30,		Increase (Decrease)
($ in millions)	2010	2009(1)	$	%

Revenues	$789.4	$618.3	$171.1	27.7%
Income before income taxes	$96.4	$104.4	$(8.0)	(7.7)%
Income before income taxes as a percent of revenues	12.2%	16.9%	N/A	(4.7)%

Orders	$908.3	$545.0	$363.3	66.7%

(1)	Revised based on change in segments described in Note 1 of the Notes to Consolidated Condensed Financial Statements.

Revenues

Newly acquired businesses added $312.1 million in revenues to the PCS segment during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  Absent the effect of these newly acquired businesses, revenues declined nearly 23%.  This decrease was mostly due to:

•	a 21% decrease in sales of legacy process applications, due mainly to weaker orders in prior periods resulting in lower current project activity levels,

•
a 25% decrease in shipments of centrifugal compression equipment during 2010, mainly as a result of lower worldwide order rates for air separation and engineered air units during 2009 as compared to the strong order levels of 2008, which positively impacted 2009 deliveries, and

•	a 17% decrease in shipments of reciprocating compression equipment, due largely to a decline in North American market activity levels and a product mix shift from larger to smaller-scale units.

Income before income taxes as a percent of revenues

The decrease in the ratio of income before income taxes as a percent of revenues was due primarily to:

•
an increase of 3.2 percentage points in the ratio of selling and administrative expenses to revenues during the first nine months of 2010, due mainly to the impact of costs in the legacy process, reciprocating and centrifugal compression product lines which did not decline at the same rate as revenues in those businesses, and

•
an increase of 3.2 percentage points in the ratio of depreciation and amortization to revenues, due mainly to additional depreciation and amortization associated with newly acquired businesses and the impact of the  decline in legacy revenues in relation to the relatively flat depreciation and amortization levels from those same operations.

Partially offsetting these items was a decline of 1.7 percentage points in the ratio of cost of sales to revenues, of which approximately 1.1 percentage points was attributable to a gain recognized in the first nine months of 2010 from the sale of aftermarket inventory and certain intangible assets associated with a compressor line that is no longer produced by the Company and for which no new units have been sold since the 1990s.

Orders

Newly acquired businesses accounted for 64% of the increase in orders during the first nine months of 2010 as compared to the first nine months of 2009.  The remaining increase in orders was due mainly to:

•	a nearly 50% increase in legacy process systems orders, due largely to higher international demand for oil and gas separation applications, and

•
a 25% increase in orders for centrifugal compression equipment, mainly as a result of stronger international demand for new engineered units and plant air equipment, as well as aftermarket parts and services.

Corporate Segment –

The $16.4 million decrease in the loss before income taxes of the Corporate segment during the first nine months of 2010 as compared to the first nine months of 2009 (see Note 10 of the Notes to Consolidated Condensed Financial Statements) was primarily due to a $14.4 million decline in interest expense, which is described in additional detail above under the caption “Consolidated Results” and the removal of a $3.6 million uncertainty associated with an historical acquisition.

Liquidity and Capital Resources

Consolidated Condensed Statements of Cash Flows

During the first nine months of 2010, net cash used for operations totaled $60.7 million, a decrease of $244.8 million from the $184.1 million of cash provided by operations during the first nine months of 2009.

Cash totaling $632.3 million was used to increase working capital during the first nine months of 2010 compared to $351.3 million during the first nine months of 2009, an increase of approximately $281 million.

During the first nine months of 2010, progress payments and cash advances from customers declined $195.6 million due mainly to the lack of new major project orders and the consumption of previously received advances.  In addition, the Company increased its inventory by $91.0 million due mainly to growth in the subsea product line and increased its deposits with vendors for additional inventory yet to be delivered by $60.0 million.  Cash used for working capital during the first nine months of 2009 primarily resulted from a build in inventory levels in the Company’s project-related drilling and subsea businesses.

The $36.4 million decrease in cash used for investing activities from $183.4 million during the first nine months of 2009 to $147.0 million during the first nine months of 2010 was due mainly to lower capital spending of $48.7 million during the nine months ended September 30, 2010.

The Company acquired 3,176,705 shares of treasury stock for a total cash cost of $123.9 million during the first nine months of 2010.  However, given the uncertainty created by the litigation associated with the Deepwater Horizon matter (see Note 13 of the Notes to Consolidated Financial Statements), the Company has temporarily suspended its stock repurchases.

Future liquidity requirements

The Company expects to spend an estimated $200.0 million for capital equipment and facilities during 2010.  Cash on hand and future expected operating cash flows will be utilized to fund the remainder of the Company’s 2010 capital spending program, as well as costs expected to be incurred in connection with the continuing integration of the operations of NATCO into those of the Company.  At September 30, 2010, the Company had cash and cash equivalents on hand that exceeded its third party debt by $223.1 million.

  The Company has outstanding $500.0 million face value of 2.5% Convertible Debentures due in 2026.  Under the terms of the debenture agreements, holders of the Company’s 2.5% Convertible Debentures could require the Company to redeem them on June 15, 2011.  Accordingly, the Company has classified these debentures in the current portion of long-term debt on its Consolidated Condensed Balance Sheet at September 30, 2010.  At September 30, 2010, the 2.5% Convertible Debentures did not meet the requirements to allow for conversion by the holders of the debt.

On a longer-term basis, the Company issued $450.0 million of 6.375% 10-year Senior Notes and $300.0 million of 7.0% 30-year Senior Notes in June 2008.

The Company believes, based on its current financial condition, existing backlog levels and current expectations for future market conditions, that it will be able to meet its short- and longer-term liquidity needs, subject to the outcome of the contingency created by the litigation surrounding the Deepwater Horizon matter, with the existing $1.5 billion of cash on hand, expected cash flow from future operating activities and amounts available under its $585 million five-year multi-currency Revolving Credit Facility, which expires on April 14, 2013.

As described more fully in Note 8 of the Notes to Consolidated Financial Statements, the Company entered into a three-year $250.0 million committed multi-currency revolving letter of credit facility with a third party bank on October 15, 2010.  This facility provides for issuance by the bank of standby letters of credit, generally with terms of up to two years in U.S. dollars, euros, Sterling or other mutually agreed-upon currencies.

Factors That May Affect Financial Condition and Future Results

The Deepwater Horizon matter may have a material adverse effect on the Company.

See a more complete discussion of the Deepwater Horizon incident in Note 13 of the Notes to Consolidated Financial Statements.

The Deepwater Horizon matter has and will continue to have an impact on the Company for the foreseeable future. Preparation for and participation in the litigation and investigations regarding this matter will continue to divert Company resources and management’s attention, as well as that of the Company’s Drilling Systems division.

The Company derives a significant portion of its revenues from deepwater activities around the world.  In fact, six of the Company’s eleven divisions participate in this market.  The new regulations imposed by the United States government on drilling activities in deepwater areas of the Gulf of Mexico could affect a portion of the Company’s business and may cause customers who are involved in deepwater drilling in the Gulf of Mexico to face additional costs and regulations involving future drilling. While these regulations may decrease activity in the Gulf of Mexico, they also may require customers to purchase additional components and/or services currently available from the Company and could require the Company to develop new technologies.  The Company may also be subject to future regulations regarding the development and testing of our equipment, including our blowout preventers, which may add to the manufacturing cost of such equipment.  The Company may be unable to recover such additional costs through higher sales prices, which could negatively impact the Company’s future profitability and cash flows.  Other regions are currently considering similar regulations.

Additionally, this event may make it increasingly difficult for the industry to obtain adequate insurance on economic terms, if at all.

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

Factors that contribute to the volatility of oil and gas prices include, but are not limited to, the following:

•	demand for oil and gas, which is impacted by economic and political conditions and weather;
•	the ability of the Organization of Petroleum Exploring Countries (OPEC) to set and maintain production levels and pricing;
•	the level of production from non-OPEC countries;
•	policies regarding exploration and development of oil and gas reserves, including difficulties in obtaining permits for offshore deepwater drilling;
•	the political environments of oil and gas producing regions, including the United States and the Middle East.

Cancellations of orders in backlog are possible.

The Company experienced $58.5 million of order cancellations during the nine-month period ended September 30, 2010.  The Company is typically protected against financial losses related to products and services it has provided prior to any cancellation. However, if the Company’s customers cancel existing purchase orders, future profitability could be further negatively impacted.

At September 30, 2010, the Company had a backlog of orders for equipment to be used on deepwater drilling rigs of approximately $379.0 million, including approximately $117.9 million of equipment ordered for rigs whose construction was not supported by a pre-existing contract with an operator.  Although oil and gas prices have been relatively stable, should they begin to decline or if customers are unable to obtain contracts or rig financing, further order cancellations or delays in expected shipment dates may occur.

The inability of the Company to deliver its backlog on time could affect the Company’s future sales and profitability and its relationships with its customers.

At September 30, 2010, the Company’s backlog was $4.9 billion.  The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for large subsea projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Many of the contracts the Company enters into with its customers require long manufacturing lead times and contain penalty or incentive clauses relating to on-time delivery. A failure by the Company to deliver in accordance with customer expectations could subject the Company to financial penalties or loss of financial incentives and may result in damage to existing customer relationships. Additionally, the Company bases its earnings guidance to the financial markets on expectations regarding the timing of delivery of product currently in backlog. Failure to deliver backlog in accordance with expectations could negatively impact the Company’s financial performance and thus cause adverse changes in the market price of the Company’s outstanding common stock and other publicly-traded financial instruments.

Integration of NATCO into the Company’s operations may cause disruptions, inefficiencies or the risk of unplanned costs for the Company.

On November 18, 2009, the Company closed on the stock-for-stock acquisition of NATCO for a total purchase price valued at approximately $971.6 million, based on the closing price of the Company’s common stock on that date.  This is the largest acquisition in the history of the Company.   The Company has spent 2010 and will spend the early part of 2011 integrating the operations of NATCO into the existing Cameron operations in the Process Systems division of the PCS segment, the Flow Control division of the DPS segment and the Measurement Systems division of the V&M segment.  The integration of these operations will require a significant amount of time and effort for management and employees of those divisions and may result in disruptions and inefficiencies occurring in the legacy operations of those businesses for a period of time.  Additionally, former NATCO customers may elect to buy from competitors of Cameron rather than continue to do business with the former operations of NATCO now that they have become part of the Cameron organization.  Costs of integrating the former NATCO operations into Cameron could exceed what is currently expected.  Both of these events, if they occurred, could negatively impact the Company’s expected future revenues, costs, profitability and operating cash flows.

Following the NATCO acquisition, total Cameron goodwill at September 30, 2010 was in excess of $1.4 billion, a large portion of which was allocated to the Company’s Process Systems division reporting unit, which includes the majority of the newly acquired NATCO operations.  As a result, a future deterioration in expected profitability or cash flows of the Company or its Process Systems division reporting unit could negatively impact the estimated fair market values of both, which, if it were to occur, could increase the likelihood of a goodwill impairment charge being required.  No goodwill impairment charge was required based on the Company’s annual evaluation conducted in the first quarter of 2010.

Execution of subsea systems projects exposes the Company to risks not present in its other businesses.

Cameron is a significant participant in serving the subsea systems projects market.  This market is significantly different from the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and in some cases, new technology. The Company’s subsea business unit received orders in the amount of $619.8 million during the nine-month period ended September 30, 2010.  Total backlog for the subsea business unit at September 30, 2010 was approximately $2.2 billion.  To the extent the Company experiences unplanned efficiencies or difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be positively or negatively impacted. The Company accounts for its subsea projects, as well as separation and drilling projects, using accounting rules as contained in the Accounting Standards Codification of the Financial Accounting Standards Board (FASB’s ASC) relating to construction-type and production-type contracts.  In accordance with this guidance, the Company estimates the expected margin on these projects and recognizes this margin as units are completed.  Factors that may affect future project costs and margins include the ability to properly execute the engineering and design phases consistent with our customers’ expectations, production efficiencies obtained, and the availability and costs of labor, materials and subcomponents.  These factors can significantly impact the accuracy of the Company’s estimates and materially impact the Company’s future period earnings.  If the Company experiences cost underruns or overruns, the expected margin could increase or decline.  In accordance with the accounting guidance, the Company would record a cumulative adjustment to increase or reduce the margin previously recorded on the related project.  Subsea systems projects accounted for approximately 18% of total revenues for the nine-month period ended September 30, 2010. As of September 30, 2010, the Company had a subsea systems project backlog of approximately $1.7 billion.

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

The economic risks of doing business on a worldwide basis include the following:

•	volatility in general economic, social and political conditions, including Venezuela, where the Company has $74.4 million of unfilled subsea orders with its national oil company;
•	differing tax rates, tariffs, exchange controls or other similar restrictions;
•	changes in currency rates;
•	reductions in the number or capacity of qualified personnel.

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

The Company’s worldwide operations expose it to political risks and uncertainties due to trade regulations, restrictions on repatriation of income or capital, anti-bribery laws and local content rules and the ever-increasing regulatory burdens being imposed on the oil and gas industry in general that expose the Company to potential liability.

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

To the extent the Company’s customers, particularly those involved in power generation, petrochemical processing or petroleum refining, are subject to any of these or other similar proposed or newly enacted laws and regulations, the Company is exposed to risks that the additional costs by customers to comply with such laws and regulations could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for the Company’s products and services.

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

The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the PCS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At September 30, 2010, the Company’s consolidated balance sheet included a noncurrent liability of $7.4 million for environmental matters.

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

In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into foreign currency forward contracts to hedge specific large anticipated receipts or disbursements in currencies for which the Company does not traditionally have fully offsetting local currency expenditures or receipts. The Company was party to a number of long-term foreign currency forward contracts at September 30, 2010. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling, valve or other equipment contracts involving the Company’s United States operations and its wholly-owned subsidiaries in Brazil, Italy, Romania, Singapore and the United Kingdom. At September 30, 2010, the Company was also party to certain foreign currency forward and foreign currency option contracts which have not been accounted for as hedges under the accounting rules for derivatives and hedging activities as reflected in the FASB’s ASC, involving underlying foreign currency denominated accounts recorded on the balance sheet of its wholly-owned subsidiary in Canada or anticipated foreign currency cash flows of its wholly-owned subsidiary in Italy.

 Capital Markets and Interest Rates

The Company is subject to interest rate risk on its variable-interest rate borrowings and interest rate swaps. Variable-rate debt, where the interest rate fluctuates periodically, exposes the Company’s cash flows to variability due to changes with changes in market interest rates. Additionally, the fair value of the Company’s fixed-rate debt changes with changes in market interest rates.

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

In October 2009, the Company entered into two interest rate swaps which effectively converted $400 million of 6.375% fixed rate borrowings into variable rate debt based on a spread of approximately 4.79% over the current 3-month London Interbank Offered Rate (LIBOR).  On July 23, 2010, the Company entered into a third interest rate swap which effectively locked in a significant portion of the gain from those earlier swaps to reduce the Company’s rate on $400 million of its 6.375% fixed rate borrowings to an effective fixed interest rate of approximately 5.49% through January 15, 2012, the maturity date of all three swaps.   Each of the swaps provide for semiannual interest payments and receipts each January 15 and July 15 and provide for resets of the 3-month LIBOR rate to the then existing rate each January 15, April 15, July 15 and October 15.  At September 30, 2010, the fair value of the interest rate swaps in effect at that date was reflected on the Company’s consolidated balance sheet as an asset with the change in the fair value of the swaps reflected as an adjustment to the Company’s consolidated interest expense.

The Company is subject to refinancing risk on the $500.0 million principal amount of its 2.5% Convertible Debentures that have been classified in the current portion of long-term debt on its Consolidated Condensed Balance Sheet at September 30, 2010.  If the holders of the 2.5% Convertible Debentures put the debentures back to Company on June 15, 2011 as allowed under the terms of the debentures, and if the Company chooses to refinance the repayment of these debentures in whole or in part in the capital markets, prevailing interest rates at that time could have an impact on the Company’s liquidity and future interest costs.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no material changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Deepwater Horizon Matter

As described further in Note 13 of the Notes to Consolidated Condensed Financial Statements, claims for personal injury, wrongful death and property damage arising from the Deepwater Horizon incident have been and will continue to be asserted against the Company.  Additionally, claims for pollution and other economic damages, including business interruption and loss of revenue, have been, and we anticipate will continue to be asserted against all parties associated with this incident, including the Company, BP plc and certain of its subsidiaries, the operator of Mississippi Canyon Block 252 upon which the Macondo well was being drilled, Transocean Ltd. and certain of its affiliates, the rig owner and operator, as well as other equipment and service companies. The Company has been named as one of several defendants in over 330 suits filed and presently pending in a variety of Federal and State courts, a number of which have been filed as class actions or multi-plaintiff actions.  All but 2 suits pending and presently pending in Federal courts have been consolidated into a single proceeding before a single Federal judge under the Federal rules governing multi-district litigation.  The consolidated case is styled In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico on April 20, 2010, MDL Docket No. 2179.  There are also 5 cases filed and presently pending in state courts.  The State of Alabama has brought a claim for destruction of and/or harm to natural resources against those associated with this incident, including Cameron, in State of Alabama, ex. rel. Troy King, Attorney General vs. Transocean Ltd., et. al., Cause No. 2:10cv00691, U.S. Dist. Ct., M.D. Ala., as have 5 other governmental entities, including 2 municipalities and 3 Mexican states.  It is possible other such claims may be asserted by the United States Government and by the Gulf and/or East Coast States, whose Attorneys General have notified the Company to preserve documents in the event of a claim, and possibly by other parties.

The Company has retained counsel and is, along with counsel, actively participating in the investigations into this matter.  Our counsel are currently evaluating the theories of recovery being relied on by claimants, the damages being asserted and our defenses, both factual and legal.  Through September 30, 2010, the Company incurred and expensed legal fees of $6.8 million, primarily related to the Company’s participation in the various investigations into the incident.  The Company has not accrued any amounts relating to this matter because we do not believe at the present time a loss is probable.

Item 1A. Risk Factors

The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 32 – 37 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Purchases pursuant to the 30,000,000-share Board authorization may be made by way of open market purchases, directly or indirectly, for the Company’s own account or through commercial banks or financial institutions and by the use of derivatives such as a sale or put on the Company’s common stock or by forward or economically equivalent transactions. Shares of common stock purchased and placed in treasury during the three-month period ended September 30, 2010 under the Board’s two authorization programs described above are as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of all repurchase programs	Maximum number of shares that may yet be purchased under all repurchase programs

7/1/10 – 7/31/10	-	$-	29,658,873	2,995,897
8/1/10 – 8/31/10	-	$-	29,658,873	2,995,897
9/1/10 – 9/30/10	-	$-	29,658,873	2,995,897
Total	-	$-	29,658,873	2,995,897

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved

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

Exhibit 31.2 –

Certification

Exhibit 32.1 –

Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS –

XBRL Instance Document

Exhibit 101.SCH –

XBRL Taxonomy Extension Schema Document

Exhibit 101. CAL –

XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF

XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB –

XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE –

XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2010	CAMERON INTERNATIONAL CORPORATION
(Registrant)

By: /s/ Charles M. Sledge
Charles M. Sledge
Senior Vice President and Chief Financial Officer and authorized to sign on behalf of the Registrant

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification
31.2	Certification
32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document