Form 10-K
CAMERON INTERNATIONAL CORP
filed 2011-02-28
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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
Yes ☑                      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant as of June 30, 2010, our most recently completed second fiscal quarter, was approximately $5,696,572,432.  For the purposes of the determination of the above statement amount only, all the directors and executive officers of the registrant are presumed to be affiliates. The number of shares of Common Stock, par value $.01 per share, outstanding as of February 11, 2011, was 244,761,237.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant’s Annual Report to Stockholders for the year ended December 31, 2010 are incorporated by reference into Parts I and II. Portions of the registrant’s 2011 Proxy Statement for the Annual Meeting of Stockholders to be held May 3, 2011 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Cameron International Corporation (Cameron or the Company) provides flow equipment products, systems and services to worldwide oil, gas and process industries.

During the third quarter of 2010, the Company restructured its business segments, moving its Process Systems division from the Drilling & Production Systems (DPS) segment to a newly formed business segment, Process & Compression Systems (PCS), in order to enhance the Company’s processing solutions for customers involved in the exploration, production, storage and transmission of crude oil and natural gas.  PCS also includes the businesses that were previously part of the Compression Systems segment.  The Company’s other business segment is Valves & Measurement (V&M).  For additional business segment information for each of the three years in the period ended December 31, 2010, see Note 15 of the Notes to Consolidated Financial Statements, which Notes are incorporated herein by reference in Part II, Item 8 of this Annual Report on Form 10-K.

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

Cameron is a Delaware corporation and was incorporated in its current form on November 10, 1994. The Company operated as a wholly-owned subsidiary of Cooper Industries, Inc. until June 30, 1995, when it was spun-off as a separate stand-alone company.  Since then, Cameron has continued its acquisition strategy, having made numerous acquisitions, including the 1996 acquisition of Ingram Cactus Company, the 1998 acquisition of Orbit Valve International, Inc., 2004’s acquisition of Petreco International, Inc., the purchase of substantially all of the businesses within the Flow Control segment of Dresser, Inc. in 2005 and the acquisition of NATCO Group Inc. (NATCO) in 2009.  Today, Cameron is a Fortune 500 company with annual revenues exceeding $6 billion and a workforce of approximately 19,500 employees in more than 300 locations spanning more than 100 countries worldwide.

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

Any reference to Cameron, its divisions or business units within this Form 10-K as being a leader, leading provider, leading manufacturer, or having a leading position is based on the amount of equipment installed worldwide and available industry data.

See “Glossary of Terms” at the end of Item 1 for definitions of certain terms used in this Form 10-K.

Business Segments

Markets and Products

Drilling & Production Systems Segment

The DPS segment includes businesses that provide systems and equipment used to control pressures and direct flows of oil and gas wells. Its products are employed in a wide variety of operating environments including basic onshore fields, highly complex onshore and offshore environments, deepwater subsea applications and ultra-high temperature geothermal operations.

The products within this segment include surface and subsea production systems, blowout preventers (BOPs), drilling and production control systems, block valves, gate valves, actuators, chokes, wellheads, drilling riser and aftermarket parts and services.  The segment’s businesses also manufacture elastomers, which are used in pressure and flow control equipment and other petroleum industry applications, as well as in the petroleum, petrochemical, rubber molding and plastics industries.

The businesses within this segment primarily market their products directly to end-users through a worldwide network of sales and marketing employees, supported by agents in some international locations. Due to the technical nature of many of the products, the marketing effort is further supported by a staff of engineering employees.  Customers include oil and gas majors, national oil companies, independent producers, engineering and construction companies, drilling contractors, rental companies and geothermal energy producers.

The businesses included in this segment are as follows:

Drilling Systems –

Drilling Systems is one of the leading global suppliers of integrated drilling systems for land, platform and subsea applications. Drilling equipment designed and manufactured includes ram and annular BOPs, control systems, drilling riser, drilling valves, choke and kill manifolds, diverter systems and aftermarket parts and services. The products are marketed under the Cameron®, Guiberson®, H&H CUSTOM™, H&H, Melco™ and Townsend™ brand names.

Although Drilling Systems continues to be a primary supplier of BOPs and related equipment to the drilling industry, customer demand has changed during the last few years.  Newbuild rig orders peaked during the 2006 – 2008 period and have been on the decline since.  However, land drilling has been bolstered recently by increased investment in unconventional markets like the major shale areas in North America and higher activity levels in the Middle East, Caspian and Far East.  In April 2010, the drilling rig Deepwater Horizon experienced an explosion and fire, resulting in bodily injuries and loss of life, loss of the rig, and an unprecedented discharge of hydrocarbons into the Gulf of Mexico.  This tragic incident has caused drilling contractors and operators, both on land and in deepwater environments, to turn to original equipment manufacturers (OEMs) for service, equipment repair and related parts, in many cases to re-certify BOP stacks back to OEM specifications.  By year-end 2010, Drilling Systems had recorded a record level of aftermarket bookings and was experiencing a high level of orders for new land BOPs to replace an aging fleet.

Drilling Systems had previously initiated an expansion of its global aftermarket capabilities, and with the renewed industry emphasis on safety and enhanced focus on use of OEMs, has allocated additional resources to meet increased customer demands at its global repair and service facilities.  Aftermarket capacity was added to facilities in Houston, Odessa and Brookshire (all in Texas) and Berwick, LA, and a new facility was added in Oklahoma.  Additional aftermarket capacity expansions are currently under way in Aberdeen, Scotland; Beziers, France; the Middle East and Malaysia.

Surface Systems –

Surface Systems is a global market leader in supplying surface production equipment, from conventional to high-pressure, high temperature (HPHT) wellheads, production systems and controls, block valves, gate valves, mudline systems, dry completion systems and aftermarket parts and services.  The products are marketed under the Cameron®, Camrod™, IC™, McEvoy®, Precision™, SBS™, Tundra™, Willis® and  WKM® brand names.

Cameron, which has a global base of installed equipment and an aftermarket presence in virtually every major hydrocarbon-producing region around the world, is the industry’s largest provider of surface production equipment.  Land rig count in the North American markets rebounded dramatically during 2010, driven by multiple shale gas developments in the United States. Surface Systems added new sales and aftermarket facilities in both the Marcellus and Haynesville Shale regions, and committed additional resources to the growing Eagle Ford Shale play.  In order to further enhance its services to the North American shale markets during 2010, the Company also acquired Eagle Precision Products LLC, a provider of well testing and flowback services.  Internationally, Surface Systems has added a new 2,500 square-meter warehouse in Stavanger, Norway in response to customer demand.

Subsea Systems –

Subsea Systems is a leading provider of subsea wellheads, production systems and controls, manifolds and aftermarket parts and services to customers worldwide, from basic subsea tree orders to integrated solutions that require systems engineering and project management as well as installation and aftermarket support.  These products are marketed under the Cameron®, Mars™, McEvoy® and Willis® brand names.

During 2010, Subsea Systems delivered equipment and services to more than 25 projects worldwide, including two major West Africa projects that are among the largest projects in the industry to date.  As a result, its revenues for 2010 were at a record level and accounted for over 43% of total DPS segment revenues.  Recent investments to enhance the Company’s capacity include a $65 million expansion of the Subsea Systems facility in Malaysia, which was completed in early 2010, the establishment of a new aftermarket base in Perth to better serve customers in Western Australia and expansion of the Company’s facilities in Luanda, Angola and Onne Port, Nigeria to provide local manufacture and assembly of equipment for use in West Africa.  Plans are also underway for a $30 million investment in a 34,000-square meter aftermarket facility that will open in China in 2012 to support existing and future projects in the South China Sea.

Flow Control –

Flow Control provides chokes, actuators, gears, valve accessories and automation solutions to other Cameron businesses, as well as to other industry manufacturers and directly to end users under such brand names as Cameron®, Dynatorque™, Ledeen®, Maxtorque™, Test™ and Willis®.

Recent activities to expand the Flow Control business included the mid-year 2009  acquisition of Maxtorque, adding high performance quarter-turn and multi-turn gear operators for motorized and manual applications, overrides and engineered activation solutions, as well as the November 2009 acquisition of NATCO, which added Test Automation to the division’s offerings of activation equipment and automation technology solutions.  During 2010, Flow Control also expanded its subsea Chemical Injection Metering Valve (CIMV) product line, introducing a High-Flow CIMV.  Its non-invasive, ultrasonic metering technology makes it the first CIMV of its type available in the market.  After entering this market in 2008, Flow Control now offers an industry-leading range of CIMVs.

Valves & Measurement Segment

The V&M segment includes businesses that provide valves and measurement systems primarily used to control, direct and measure the flow of oil and gas as they are moved from individual wellheads through flow lines, gathering lines and transmission systems to refineries, petrochemical plants and industrial centers for processing. Equipment used in these environments is generally required to meet demanding standards set by the American Petroleum Institute and the American Society of Mechanical Engineers.

Products include gate valves, ball valves, butterfly valves, Orbit® valves, double block & bleed valves, plug valves, globe valves, check valves, actuators, chokes and aftermarket parts and services, as well as measurement products including totalizers, turbine meters, flow computers, chart recorders, ultrasonic flow meters and sampling systems.

This equipment and the related services are marketed through a worldwide network of combined sales and marketing employees, as well as distributors and agents in selected international locations. Due to the technical nature of many of the products, the marketing effort is further supported by a staff of engineering employees.  Customers include oil and gas majors, independent producers, engineering and construction companies, pipeline operators, drilling contractors and major chemical, petrochemical and refining companies.

The businesses included in this segment are as follows:

Distributed Valves –

Distributed Valves provides a wide variety of valves used in the exploration, production and transportation of oil and gas, with products sold through a network of wholesalers and distributors, primarily in North America and to upstream markets in Asia-Pacific and the Middle East.  These valves are marketed under the brand names Cooper®, Demco®, Navco®, Newco®, Nutron®, OIC®, Techno™, Texstream™, Thornhill Craver®, Wheatley® and WKM®.  The recent acquisition of a 51% interest in Newmans Valves created the foundation for a downstream product offering focusing on gate, globe and check valves.

Engineered Valves –

Engineered Valves provides a full range of highly customized ball, gate and check valves serving the oil and gas production, pipeline, subsea and liquefied natural gas (LNG) markets. Products are marketed under the brand names Cameron®, Entech™, Grove®, Ring-O®, TK® and Tom Wheatley®.  A large increase in Canadian oil production, additional infrastructure investment in shale gas in the United States and increased investment in oil and gas production facilities and pipelines internationally led to an increase in orders during 2010.

Process Valves –

Process Valves provides valves under the brand names of General Valve®, Orbit®, TBV™ and WKM®  for use in critical service applications that are often subject to extreme temperature conditions, particularly in refinery, power generation (including nuclear), chemical, petrochemical, gas processing and liquid storage terminal  markets, including LNG.  The current general economic recovery, which is driving demand for processed gas and hydrocarbons, and continued investment in LNG liquefaction capacity in certain international markets contributed to higher order rates for process valves in 2010.

Measurement Systems –

Measurement Systems designs, manufactures and distributes measurement products, systems and solutions to the global oil and gas, process and power industries. The group’s main product brand names include Barton®, Caldon®, Clif Mock™, Jiskoot™, Linco™, Nuflo™ and PAAI™.  Recovery in the North American upstream drilling and production markets led to increased orders and sales of Measurement Systems products during 2010.  The November 2009 acquisition of NATCO, which added the Linco and PAAI brands, has also allowed Measurement Systems to take advantage of the growing oil production markets in liquid custody transfer measurement applications.

Aftermarket Services –

Aftermarket Services provides preventative maintenance, OEM spare parts, repair, field service, asset management and remanufactured products for valves and actuators.  The Division operates service centers in strategically situated locations around the world. During 2009, Aftermarket Services significantly expanded its capabilities for total valve management services for the Australian and Southeast Asia markets with the acquisition of Geographe.  As a result of increased demands for service and maintenance of equipment and facilities by the Company’s customers during 2010, orders and revenue increases were generated from service centers in North America, Asia-Pacific and the Middle East.

Process and Compression Systems Segment

The PCS segment includes businesses that provide standard and custom-engineered process packages for separation and treatment of impurities within oil and gas and compression equipment and aftermarket parts and services to the oil, gas and process industries. Integrally geared centrifugal compressors are used by customers around the world in a variety of industries, including air separation, petrochemical, chemical and process gas. Products include oil and gas separation equipment, heaters, dehydration and desalting units, gas conditioning units, membrane separation systems, water processing systems, integral engine-compressors, separable reciprocating compressors, two and four-stroke cycle gas engines, turbochargers, integrally-geared centrifugal compressors, compressor systems and controls. Aftermarket services include spare parts, technical services, repairs, overhauls and upgrades.

The businesses included in this segment are as follows:

Process Systems –

The completion of the NATCO acquisition in late 2009 expanded the size, product offerings and global reach of Cameron’s separation and processing business.  The Process Systems business provides custom-engineered process packages to oil and gas majors, national oil companies, independent operators and engineering, procurement and construction companies worldwide for separation and treatment of oil, gas, water and solids.  Products offered include separators, heaters, dehydration and desalting units, gas conditioning units, membrane separation systems, water processing systems and aftermarket parts and services.  DPS markets its process systems products under the Cameron®, Consept™, Cynara®, Hydromation®, KCC™, Metrol®, Mozley™, NATCO®, Petreco®, Porta-test®, Unicel™, Vortoil® and Wemco® brand names.

During 2009, Process Systems relocated its Technology Center from Tulsa, Oklahoma to Houston, Texas to better facilitate and support many industry partnerships and product development programs with customers.

Reciprocating Compression –

Reciprocating Compression equipment is used throughout the energy industry by gas transmission companies, compression leasing companies, oil and gas producers and independent power producers. Reciprocating Compression  products and services are marketed under the Ajax®, Cooper-Bessemer®, CSI™, Enterprise®, Superior®, Texcentric™ and TSI™ brand names. Ajax integral engine-compressors, which combine the engine and compressor on a single drive shaft, are used for gas re-injection and storage, as well as on smaller gathering and transmission lines. Superior-brand separable compressors are used primarily for natural gas applications, including production, storage, withdrawal, processing and transmission, as well as petrochemical processing. These high-speed separable compressor units can be matched with either natural gas engine drivers or electric motors.

Reciprocating Compression also provides global support for its products and maintains sales and service offices in key international locations. For the year ended December 31, 2010, approximately 69% of the Reciprocating Compression revenues were generated by sales of aftermarket parts and services in support of the Company’s worldwide installed base of compression equipment.

Customers for Reciprocating Compression products include oil and gas majors, national oil companies, petrochemical and refining companies, midstream natural gas companies, independent power producers and compressed natural gas distribution companies.

Centrifugal Compression –

Centrifugal Compression manufactures and supplies integrally geared centrifugal compressors and provides aftermarket services to customers worldwide. Centrifugal air compressors, used primarily in manufacturing processes (plant air), are sold under the trade name of Turbo-Air®.

Engineered compressors are used in the process air and gas industries and are identified by the MSG® trade name. The process and plant air centrifugal compressors deliver oil-free compressed air and other gases to customers, thus preventing oil contamination of the finished products.

Centrifugal Compression also provides installation and maintenance services, parts, repairs, overhauls and upgrades to its worldwide customers for plant air and process gas compressors. It also provides aftermarket service and repairs on all equipment it produces through a worldwide network of distributors, service centers and field service technicians utilizing an extensive inventory of parts marketed under the Joy™ brand name.

Centrifugal Compression customers include oil and gas majors, national oil companies, air separation companies, independent power producers, petrochemical and refining companies, midstream natural gas companies and durable goods manufacturers.

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

The market beyond North America continues to be of greater importance to Cameron, accounting for approximately 60% or more of Cameron’s revenues for each of the three years in the period ended December 31, 2010.   The desire to expand oil and gas resources and transmission capacity in developed and developing countries, for both economic and political reasons, continues to be a major factor affecting market demand. Additionally, establishment of industrial infrastructure in the developing countries will necessitate the growth of basic industries that require plant air and process compression equipment. Production and service facilities in North and South America, Europe, the Far and Middle East and West Africa provide the Company with the ability to serve the global marketplace.

Based upon the Company’s broad portfolio of products, the Company has a significant presence in the offshore oil and gas drilling, production and infrastructure market.  Cameron provides BOPs, drilling and production risers, subsea production systems, oil and gas separation equipment, chokes, valves and compression equipment to the offshore market.  In fact, six of the Company’s eleven divisions participate in this market.  Approximately 41% of the Company’s 2010 revenues was derived from the deepwater market.

Cameron is also a significant participant in serving the subsea systems projects market.  This market is significantly different from the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and in some cases, new technology. The Company’s subsea business unit received orders in the amount of $1.1 billion during 2010.  Total backlog for the subsea business unit at December 31, 2010 was approximately $2.2 billion.  To the extent the Company experiences unplanned efficiencies or difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be positively or negatively impacted.  As of December 31, 2010, the Company had a subsea systems project backlog of approximately $1.5 billion.  For additional information, see the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cameron International Corporation” incorporated by reference in Part II, Item 7 of this Annual Report on Form 10-K and incorporated herein by reference.

Also, see Part I, Item 1A for a discussion of other risk factors, some of which are market related, that could affect the Company’s financial condition and future results.

New Product Development

For the years ended December 31, 2010, 2009 and 2008, the Company incurred research and product development costs, including costs incurred on projects designed to enhance or add to its existing product offerings, totaling approximately $55.2 million, $43.3 million and $42.6 million, respectively.  DPS accounted for 59%, 46% and 49% of each respective year’s total costs.

During 2010, Cameron received an order from an oil and gas operator for the design, test and manufacture of the world’s first 13⅝” 25,000-psi BOP stack for use in a high-pressure application in the Gulf of Mexico.

Additionally, after introducing the world’s first 18¾” 20,000-psi BOP stack in 2009, Cameron received the first order for such a unit from a major offshore drilling contractor during 2010.  This new offering provides the characteristics of reduced height and weight found in the EVO™ BOP that was introduced in 2007 as a compact, lighter version of Cameron’s traditional subsea BOP.  Also during 2008, the Company introduced the Sea Pressure Accumulator™ (SPA), a complement to the EVO BOP, which uses seawater pressure instead of traditional nitrogen-charged accumulator bottles to power the BOP rams.

The Drilling Systems division also introduced Cameron’s RoboSpider™ in 2009, the world’s first fully automated hydraulic drilling riser torque system, and the NASMUX™ System, an acoustic controls system for subsea BOPs that offers an alternative to traditional multiplexed control systems.

During 2009, Cameron’s Surface Systems division began offering the EXACT-10™ (10,000-psi) and EXACT-15™ (15,000-psi) Adjustable Wellhead Systems, suitable for both exploration and production drilling applications, and a new DF-PA (Diver-Friendly Plug & Abandonment) System, designed specifically for installation on hurricane-damaged wells in the Gulf of Mexico.

Cameron’s Subsea Systems division made the initial deployment of its all-electric subsea production system, CameronDC™, in late 2008 in Total’s K5F field in the Dutch North Sea.  This system has operated for more than two years on two producing gas wells.  The performance to date has confirmed the viability of the technology.  A second generation version of CameronDC is expected to launch during 2011, based on the experience derived from the initial two years of operations.  In addition, the CameronDC process has yielded a spin-off product development, the Omni-Choke™, introduced during 2010.  The Omni-Choke provides the benefits and functionality of electric actuation as employed in CameronDC, but can be used in both new and existing applications with virtually any traditional controls system.  Another recent offering from the Subsea Systems division is the Multiple Application Reinjection System (MARS™), a unique well intervention system that serves as an interface between subsea production trees and a variety of processing equipment.  The flexibility of the MARS system to address production and well intervention needs on both new and existing fields provides increased operational efficiency to the operator.  This is accomplished by providing a more economical alternative to drill rig intervention for things such as chemical injection, fluid sampling, and other technologies that maintain and increase production through the life of a reservoir.  The technology continues to be adopted by clients worldwide with over 80 units sold for a variety of applications.

Product innovations during 2010 by Cameron’s Flow Control division included the development of the first 25,000-psi-rated surface production choke and a large-bore (8-inch) subsea insert retrievable choke.  Both products complement production tree solutions for key Cameron projects.

With the November 2009 acquisition of NATCO, Cameron’s Process Systems division added NATCO’s unique CO2 membrane separation technology to its current product offerings and has continued to make significant investments during 2010 to increase the efficiency and reduce the size of these applications for the offshore market.

Competition

Cameron competes in all areas of its operations with a number of other companies, some of which have financial and other resources comparable to or greater than those of Cameron.

Cameron has a leading position in the petroleum production equipment markets. In these markets, Cameron competes principally with Aker Solutions, Balon Corporation, Circor International, Inc., Dover Corporation, Dril-Quip, Inc., Emerson Process Management, FlowServ Corp., FMC Technologies, Inc., GE Oil & Gas Group, Masterflo (a division of Stream-Flo Industries Ltd. (i.e. Stream), National Oilwell Varco Inc., PBV-USA, Inc. (a Zy-Tech Global Industries company), Petrovalve (a Flotek Industries, Inc. company), Pibiviese, Robbins & Myers Fluid Management Group, SPX Corporation’s Flow Technology Segment, Tyco International Ltd. and the Artificial Lift Systems business of Weatherford, Ltd.

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

Cameron also has an established position in the compression equipment markets. In these markets, Cameron competes principally with Ariel Corporation, Atlas-Copco AB, CECO (a Compressor Engineering Corporation company), Demag, Dresser-Rand Company, FS-Elliott Company LLC, Endyn Energy Dynamics, Hoerbiger Group and IR Air Solutions. The principal competitive factors in the compression equipment markets are engineering and design capabilities, product performance, reliability, quality, service and price. Cameron has a competent engineering staff and skilled technical and service representatives.

Manufacturing

Cameron has manufacturing facilities worldwide that conduct a broad variety of processes, including machining, fabrication, assembly and testing, using a variety of forged and cast alloyed steels and stainless steel as the primary raw materials. In previous years, Cameron has rationalized plants and products, closed various manufacturing facilities, moved product lines to achieve economies of scale, and upgraded other facilities.  In more recent times, the Company has constructed or begun construction on new facilities, mainly in certain locations outside of North America, in order to meet current and expected future demand, particularly with regard to its surface and subsea product offerings.  This is an ongoing process as the Company seeks ways to improve delivery performance and reduce costs.  Cameron maintains advanced manufacturing, quality assurance and testing equipment geared to the specific products that it manufactures and uses process automation in its manufacturing operations.  Manufacturing facilities typically utilize computer-aided, numeric-controlled tools and manufacturing techniques that concentrate the equipment necessary to produce similar products in one area of the plant in a configuration commonly known as a manufacturing cell.  One operator in a manufacturing cell can monitor and operate several machines, as well as assemble and test products made by such machines, thereby improving operating efficiency and product quality.

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

Major Customers

Largely as a result of major subsea project activity levels, revenue from BP p.l.c. and its consolidated subsidiaries accounted for approximately 12% of the Company’s consolidated 2010 revenues.  During 2009 and 2008, no individual customer accounted for more than 10% of the Company’s consolidated revenues.

Backlog

Cameron’s backlog was approximately $4.8 billion at December 31, 2010 (approximately 78% of which is expected to be shipped during 2011), as compared to $5.2 billion at December 31, 2009, and $5.6 billion at December 31, 2008.  Backlog consists of customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled.

Patents, Trademarks and Other Intellectual Property

As part of its ongoing research, development and manufacturing activities, Cameron has a policy of seeking patents when appropriate on inventions involving new products and product improvements. Cameron owns 359 unexpired United States patents and 778 unexpired foreign patents. During 2010, 54 new U.S. and 52 new foreign patent applications were filed.

Although in the aggregate these patents are of considerable importance to the manufacturing of many of its products, Cameron does not consider any single patent or group of patents to be material to its business as a whole.

Trademarks are also of considerable importance to the marketing of Cameron’s products. Cameron considers the following trade names to be material to its business as a whole: CAMERON, COOPER-BESSEMER, AJAX, WILLIS, W-K-M and NATCO. Other important trademarks used by Cameron are included under “Markets and Products” above.  Cameron has registered trademarks in countries where such registration is deemed important.

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

Employees

As of December 31, 2010, Cameron had approximately 19,500 employees, of which approximately 23% were represented by labor unions. Over 892 of these employees are covered by contracts expiring in 2011.   In Romania, the Company has approximately 546 employees at its facilities with contracts expiring on various dates in the second half of 2011.

The Company entered into a number of new agreements during 2010, one of which covers 383 employees in Leeds, United Kingdom.  No other significant agreements were entered into during 2010.

Executive Officers of the Registrant

Name and Age	Present Principal Position and Other Material Positions Held During Last Five Years

Jack B. Moore (57)
President and Chief Executive Officer since April 2008.  President and Chief Operating Officer from January 2007 to March 2008. Senior Vice President from July 2005 to December 2006.  Vice President from May 2003 to July 2005.  President, Drilling and Production Systems segment from July 2002 to December 2006.  Vice President and General Manager, Cameron Western Hemisphere from July 1999 to July 2002.  Vice President Western Hemisphere Operations, Vice President Eastern Hemisphere, Vice President Latin American Operations, Director Human Resources, Director Market Research and Director Materials of Baker Hughes Incorporated from 1976 to July 1999.  Serves on the board of directors of the American Petroleum Institute (API), National Ocean Industries Association (NOIA), Greater Houston Partnership, Spindletop, the University of Houston Bauer College of Business, and Memorial Drive United Methodist Church.

John D. Carne (62)
Chief Operating Officer since August 2010.  Executive Vice President since March 2010.  Senior Vice President from February 2006 to February 2010.  Vice President from May 2003 to February 2006. President, Drilling and Production Systems segment since January 2007. President, Valves and Measurement segment from April 2002 to December 2006. Director of Operations, Eastern Hemisphere, Cameron division from 1999 to March 2002. Plant Manager, Leeds, England, Cameron division from 1996 to 1999. Director of Operations, U.K. & Norway, Cooper Energy Services (U.K.) Ltd. from 1988 to 1996.

William C. Lemmer (66)
Senior Vice President and General Counsel since May 2008, Senior Vice President, General Counsel and Secretary from July 2007 to May 2008. Vice President, General Counsel and Secretary from July 1999 to July 2007. Vice President, General Counsel and Secretary of Oryx Energy Company from 1994 to March 1999.

Charles M. Sledge (45)
Senior Vice President and Chief Financial Officer since November 2008.  Vice President and Chief Financial Officer from April 2008 to November 2008.  Vice President and Corporate Controller from July 2001 to March 2008. Senior Vice President, Finance and Treasurer from 1999 to June 2001, and Vice President, Controller from 1996 to 1999, of Stage Stores, Inc., a chain of family apparel stores.

James E. Wright (57)
Senior Vice President since March 2010.  President, Valves & Measurement segment since January 2007.  President, Distributed and Process Valves divisions from December 2005 to December 2006. Vice President and General Manager, Distributed Products from August 2002 to December 2005. Vice President and General Manager, North America Pipeline and Distributor Products from June 2001 to August 2002 and Vice President Marketing and North American Sales for V&M from August 1998 to June 2001.

Joseph H. Mongrain (53)
Vice President, President of Process & Compression Systems segment since August 2010.  Vice President, Human Resources from June 2006 to August 2010.  Director, Human Resources, Schlumberger, Data and Consulting from May 2004 to May 2006 and Director, Human Resources, Schlumberger, North and South America from January 2001 to April 2004.

Roslyn R. Larkey (52)
Vice President, Human Resources responsible for the Company's worldwide human resources programs since August 2010. Joined Cameron in 2000 and appointed to current position in August 2010.  Recently held the position of Vice President, Human Resources for Cameron’s Valves & Measurement segment, and also served as Director, Employee Relations & Organizational Development and Vice President, HR Surface Systems division. Previously held key human resources roles at The Coastal Corporation and Metamor Worldwide.

Christopher A. Krummel (42)
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

Blowout Preventer or BOP. A hydraulically operated system of safety valves installed at the wellhead during drilling and completion operations for the purpose of preventing an increase of high-pressure formation fluids — oil, gas or water — in the wellbore from turning into a “blowout” of the well.

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

ITEM 1A. RISK FACTORS

The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 43 to 46 in the 2010 Annual Report to Stockholders is incorporated herein by reference.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the SEC staff at the time of filing of this Form 10-K.

ITEM 2. PROPERTIES

The Company currently operates facilities ranging in size from approximately 600 square feet to approximately 1,243,000 square feet.  In addition to its manufacturing facilities, the Company also owns and leases warehouses, distribution centers, aftermarket and storage facilities, sales and administrative offices. The Company leases its corporate headquarters office space and space for the DPS, V&M and PCS division headquarters in Houston, Texas.

 The Company manufactures, markets and sells its products and provides services throughout the world, operating facilities in numerous countries. At December 31, 2010, the significant facilities used by Cameron throughout the world for manufacturing, distribution, aftermarket services, machining, storage, warehousing, sales and administration contained an aggregate of approximately 14,442,000 square feet of space, of which approximately 8,371,000 square feet (58%) was owned and approximately 6,071,000 (42%) was leased.  Of this total, approximately 7,832,000 square feet of space (54%) is located in the Western Hemisphere, approximately 4,084,000 square feet of space (28%) is located in the Eastern Hemisphere, approximately 1,909,000 square feet of space (13%) is located in Asia Pacific and the Middle East and approximately 617,000 square feet of space (4%) is located in West Africa. The table below shows the number of significant operating manufacturing, warehouse, distribution and aftermarket facilities and sales and administrative offices by business segment and geographic area. DPS and V&M share space in certain facilities and, thus, are being reported together.

	Western Hemisphere	Eastern Hemisphere	Asia/Pacific and Middle East	West Africa	Total
DPS and V&M	145	42	55	11	253
PCS	59	7	3	–	69
Corporate	1	2	–	–	3
	205	51	58	11	325

The Company’s operations in the “Western Hemisphere” are mainly located in North and South America.  The Company’s operations in the “Eastern Hemisphere” are mainly located in the United Kingdom, Norway and on the European continent.  The Company’s operations in the “Asia/Pacific and Middle East” region are mainly located on the Asian continent, in countries considered to be on the Pacific rim of the Asian continent or in the area of the world commonly known as the “Middle East”.  The Company’s operations in “West Africa” are mainly located in Angola, Algeria and Nigeria.

Cameron believes its facilities are suitable for their present and intended purposes and are adequate for the Company’s current and anticipated level of operations.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to a number of contingencies, including litigation, tax contingencies and environmental matters.

Deepwater Horizon Matter

A blowout preventer (“BOP”) originally manufactured by the Company and delivered in 2001, and to which the Company was one of the suppliers of spare parts and repair services, was deployed by the drilling rig Deepwater Horizon when it experienced a tragic explosion and fire on April 20, 2010, resulting in bodily injuries and loss of life, loss of the rig, and an unprecedented discharge of hydrocarbons into the Gulf of Mexico.

While the Company did not operate the BOP, nor did it have anyone on the rig at the time of the incident, claims for personal injury, wrongful death and property damage arising from the Deepwater Horizon incident have been and will continue to be asserted against the Company and others.  Additionally, claims for pollution and other economic damages, including business interruption and loss of revenue, have been, and we anticipate will continue to be, asserted against all parties allegedly associated with this incident, including the Company, BP plc and certain of its subsidiaries, as the operating working  interest owner of Mississippi Canyon Block 252 upon which the Macondo well was being drilled, Transocean Ltd. and certain of its affiliates, as the drilling  rig owner and operator, as well as other equipment and service companies, including Halliburton.   The Company has been named as one of multiple defendants in over 330 suits filed in a variety of Federal and State courts, a number of which have been filed as class actions or multi-plaintiff actions.  Most of these suits have been centralized into a single proceeding before a single Federal judge under the Federal rules governing multi-district litigation.  The consolidated case is styled In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico on April 20, 2010, MDL Docket No. 2179.  There are also a small number of cases pending in which Cameron is a party in state courts.  The State of Alabama has brought a claim for destruction of and/or harm to natural resources against those associated with this incident, including Cameron, in State of Alabama, ex. rel. Troy King, Attorney General vs. Transocean Ltd., et. al., Cause No. 2:10cv00691, U.S. Dist. Ct., M.D. Ala., as have 4 municipalities and 3 Mexican states.  All of these suits by governmental entities have been made part of the MDL proceeding. It is possible other such claims may be asserted by the United States Government and by the Gulf and/or East Coast States, whose Attorneys General have notified the Company to preserve documents in the event of a claim, and possibly by other parties.  A  shareholder derivative suit has been filed against the Company’s directors in connection with this incident and its aftermath alleging the Company’s directors failed to exercise their fiduciary duties regarding oversight of the Company’s BOP business (Berzner vs. Erikson, et al., Cause No. 2010-71817 in the 190th District Court of Harris County, Texas).  This incident and its causes are also being investigated by a joint investigation team of the U.S. Coast Guard and the Bureau of Ocean Energy Management (the “JIT”), which has named Cameron as a party-in-interest, the Departments of the Interior and Justice, the U.S. Chemical Safety and Hazard Investigation Board, the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling, and by numerous other governmental entities, including Congressional Committees.

Based on the facts known to date, the Company is of the opinion that there was no defect in or failure of the BOP that caused or contributed to the explosion.  The reasons as to why the efforts to shut-in the well after the explosion were unsuccessful are not yet known and are the subject of multiple investigations.  The results of a forensic examination of the BOP commissioned by the JIT as part of its investigation are expected to be made known by the end of March 2011.  Additionally, the extent of the environmental impact, and the ultimate costs and damages that will ultimately be determined attributable to this incident and its aftermath are not yet known and therefore cannot be reasonably estimated.  As a result, we are unable to make any reasonable determination of what liability, if any, the Company could be found to have with respect to any of these claims or whether the Company will be found to have any liability, directly or by way of contribution, under any environmental laws or regulations or otherwise. BP and Transocean, as well as Anadarko and Moex, as non-operating working interest owners, have been designated Responsible Parties liable for the pollution emanating from the Macondo well under the Oil Pollution Act of 1990 (OPA), and have, at least in part, accepted such designation.  Cameron has not been named a Responsible Party under OPA.

   The applicable contracts between Cameron and Transocean entities provide for customary industry “knock-for-knock” indemnification by which each party agreed to bear the risk of, and hold the other harmless with respect to, all claims for personal injury, to include wrongful death, and property loss or damage of its own, its employees and those of its invitees.  In addition, the contracts provide that Transocean will indemnify Cameron for pollution or other damages associated with blowout or loss of well control to the fullest extent of any indemnity it has from its customers, which in this case is BP.  Transocean has publicly stated that it has a full pollution indemnity from BP, though BP has so far declined to acknowledge any obligation under such indemnity.  Whereas, Transocean has settled lawsuits filed by its employees and the settlement agreements provide for a release of Cameron, Transocean has yet to honor its indemnity obligations with respect to personal injury and property damage of its invitees or with respect to pollution liability.

   The Company has commercial general liability insurance, including completed products and sudden accidental pollution coverage, with limits of $500 million and a self retention of $3 million.  Defense costs are not covered by the policy.  The Company has notified its insurers of the claims being asserted against it.  Coverage includes claims for personal injury and wrongful death, as well as liability for pollution and loss of revenue/business interruption.
   While the  Company’s BOPs have a history of reliable performance when properly maintained and operated in accordance with product specifications, until the litigation referred to above progresses and until the investigations referred to above are completed, we are unable to determine the extent of the Company’s future involvement in the litigation and any liability resulting from this incident.  If it is ultimately determined that the Company bears some responsibility, and therefore liability, for the costs and damages caused by this event, we will rely on our contractual indemnity rights and then, if and to the extent necessary and available, on our insurance coverage.  We have received a “reservation of rights” letter from our insurers.  If our contractual indemnities are determined to be inapplicable, or the indemnitors fail or are unable to fulfill their contractual indemnity obligations, and if the damages and costs ultimately determined to be the Company’s responsibility exceed our available insurance coverage, we could be liable for amounts that could have a material adverse impact on our financial condition, results of operations and cash flows.

   Through December 31, 2010, the Company incurred and expensed legal fees of $12.5 million.  The Company has not accrued any amounts relating to this matter because we do not believe at the present time a loss is probable.

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

The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements as well as any possible new claims that may be filed with respect to this underground water contamination will not have a material adverse effect on its financial position or results of operations. The Company’s consolidated balance sheet included a liability of approximately $11.7 million for these matters as of December 31, 2010.

      The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At December 31, 2010, the Company’s consolidated balance sheet included a liability of approximately $7.4 million for such cases. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Regulatory Contingencies

The Company has completed its Focused Assessment Audit initiated in 2007 by the Regulatory Audit Division of the U.S. Customs and Border Protection, Department of Homeland Security.  The audit report found that the Company’s corrective actions taken in response to the audit findings were acceptable.

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

Tax Contingencies

The Company has legal entities in over 35 countries. As a result, the Company is subject to various tax filing requirements in these countries. The Company prepares its tax filings in a manner which it believes is consistent with such filing requirements. However, some of the tax laws and regulations to which the Company is subject require interpretation and/or judgment. Although the Company believes the tax liabilities for periods ending on or before the balance sheet date have been adequately provided for in the financial statements, to the extent a taxing authority believes the Company has not prepared its tax filings in accordance with the authority’s interpretation of the tax laws and regulations, the Company could be exposed to additional taxes.

Environmental Matters

The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the PCS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At December 31, 2010, the Company’s consolidated balance sheet included a noncurrent liability of approximately $6.8 million for environmental matters.

ITEM 4. REMOVED AND RESERVED

N/A.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Cameron International Corporation, par value $.01 per share, is traded on the New York Stock Exchange (“NYSE”) under the symbol CAM. No dividends were paid during 2010 or 2009.

The trading activity during 2010 and 2009 was as follows:

	Price Range ($)
	High	Low	Last
2010
First Quarter	$45.43	$35.98	$42.86
Second Quarter	47.44	31.86	32.52
Third Quarter	44.50	31.42	42.96
Fourth Quarter	51.71	41.34	50.73

	Price Range ($)
	High	Low	Last
2009
First Quarter	$25.74	$17.19	$21.93
Second Quarter	33.07	21.01	28.30
Third Quarter	39.72	24.63	37.82
Fourth Quarter	42.49	35.37	41.80

As of February 11, 2011, the approximate number of stockholders of record of Cameron common stock was 1,059.

Information concerning securities authorized for issuance under stock-based compensation plans is included in Note 9 of the Notes to Consolidated Financial Statements, which notes are incorporated herein by reference in Part II, Item 8 hereof.

Under a resolution adopted by the Board of Directors on February 21, 2008, the Company is authorized to purchase up to 30.0 million shares of its common stock.  Additionally, on May 22, 2006, the Company’s Board of Directors approved repurchasing shares of the Company’s common stock with the proceeds remaining from the Company’s 2.5% Convertible Debenture offering, after taking into account a planned repayment of $200.0 million principal amount of the Company’s outstanding 2.65% Senior Notes due 2007. This authorization is in addition to the 30.0 million shares described above.

Purchases pursuant to the 30.0 million-share Board authorization may be made by way of open market purchases, directly or indirectly, for the Company’s own account or through commercial banks or financial institutions and by the use of derivatives such as a sale or put on the Company’s common stock or by forward or economically equivalent transactions.

Shares of common stock purchased and placed in treasury during the three months ended December 31, 2010 under the Board’s two authorization programs described above were as follows:

Period	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of all repurchase programs	Maximum number of shares that may yet be purchased under all repurchase programs (a)
10/1/10 - 10/31/10	−	$	−	29,658,873	2,995,897
11/1/10 - 11/30/10	−	$	−	29,658,873	2,995,897
12/1/10 - 12/31/10	−	$	−	29,658,873	2,995,897
Total	−	$	−	29,658,873	2,995,897

(a)  As of December 31, 2010, there were no remaining shares available for purchase under the May 22, 2006 Board authorization.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth under the caption “Selected Consolidated Historical Financial Data of Cameron International Corporation” on page 84 in the 2010 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cameron International Corporation” on pages 29 to 49 in the 2010 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information for this item is set forth in the section entitled “Market Risk Information” on pages 47 to 49 in the 2010 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and the independent registered public accounting firm’s reports set forth on pages 50 to 83 in the 2010 Annual Report to Stockholders are incorporated herein by reference:

Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

Consolidated Results of Operations for each of the three years in the period ended December 31, 2010.

Consolidated Balance Sheets as of December 31, 2010 and 2009.

Consolidated Cash Flows for each of the three years in the period ended December 31, 2010.

Consolidated Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2010.

Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) The Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2010.   Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(d) Changes in Internal Control over Financial Reporting – There were no changes made in the Company’s internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Section 16(a) compliance, the Audit Committee, the Company’s Code of Business Ethics and Ethics for Directors, shareholder nominating procedures and background of the directors appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance and Board of Directors Matters”, and “Security Ownership of Management” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information concerning "Executive Compensation" required by Item 11 shall be included in the Proxy Statement to be filed relating to our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" required by Item 12 shall be included in our Proxy Statement to be filed relating to the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning the Company's "Policy on Related Person Transactions" and "Director Independence" required by Item 13 shall be included in our Proxy Statement to be filed relating to the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning "Principal Accounting Firm Fees" required by Item 14 shall be included in the Proxy Statement to be filed relating to our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

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

We have audited the consolidated financial statements of Cameron International Corporation (the Company) as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and have issued our report thereon dated February 28, 2011 (incorporated by reference in this Form 10-K).  Our audits also included the financial statement schedule included in Item 15(a)(2) of this Form 10-K.  This schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Houston, Texas
February 28, 2011

Schedule II - Valuation and Qualifying Accounts
(dollars in millions)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (a)	Translation	Balance at end of period

YEAR ENDED DECEMBER 31, 2010:
Allowance for doubtful accounts	$15.8	$(0.4)	$0.8	$(1.5)	$(0.7)	$14.0
Allowance for obsolete and excess inventory	$58.9	$15.0	$3.9	$(9.2)	$(0.6)	$68.0
YEAR ENDED DECEMBER 31, 2009:
Allowance for doubtful accounts	$9.6	$4.6	$4.8	$(3.8)	$0.6	$15.8
Allowance for obsolete and excess inventory	$49.6	$15.2	$(0.3)	$(7.3)	$1.7	$58.9
YEAR ENDED DECEMBER 31, 2008:
Allowance for doubtful accounts	$8.2	$5.2	$(0.8)	$(2.5)	$(0.5)	$9.6
Allowance for obsolete and excess inventory	$50.0	$7.9	$3.8	$(7.5)	$(4.6)	$49.6
___________
(a)	Write-offs of uncollectible receivables, deductions for collections of previously reserved receivables and write-offs of obsolete inventory.

(3) Exhibits:
Exhibit Number	Exhibit Index Description

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

3.5	Third Amended and Restated Bylaws of Cameron International Corporation, filed as Exhibit 3.5 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

3.6	First Amendment to Third Amended and Restated Bylaws of the Company, filed as Exhibit 3.1 to the Current Report on Form 8-K filed February 19, 2010, and incorporated herein by reference.

3.7*	Second Amendment to Third Amended and Restated Bylaws of the Company.

3.8
Certificate of Elimination with Respect to Series A Junior Participating Preferred Stock, filed as Exhibit 3.1 to the Current Report on Form 8-K filed December 18, 2007, and incorporated herein by reference.

3.9
Certificate of Elimination with Respect to Series B Junior Participating Preferred Stock of Cameron International Corporation pursuant to Section 151(g), filed as Exhibit 3.8 on Form 10-K for 2009 of  the Company, and incorporated herein by reference.

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

10.6
Cameron International Corporation Retirement Savings Plan, as Amended and Restated, effective January 1, 2008, filed as Exhibit 10.6 on Form 10-K for 2009 of  the Company, and incorporated herein by reference.

10.7
First through Third Amendments to the Cameron International Corporation Retirement Savings Plan, as Amended and Restated effective January 1, 2008, filed as Exhibit 10.7 on Form 10-K for 2009 of  the Company, and incorporated herein by reference.

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

10.11	The Company's 2005 Equity Incentive Plan, Amended and Restated as of February 18, 2009, filed as an Appendix to the Company's 2009 Proxy Statement, and incorporated herein by reference.

10.12	Seventh Amendment to the Company’s 2005 Equity Incentive Plan, Amended and Restated, filed as Exhibit 10.16 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.13	Eighth Amendment to the Company’s 2005 Equity Incentive Plan, Amended and Restated, filed as Exhibit 10.17 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.14
Form of Change of Control Agreement, effective December 18, 2008, by and between the Company and R. Scott Amann, John D. Carne, John Bartos, Christopher A. Krummel, William C. Lemmer, Joseph H. Mongrain, Jack B. Moore, Charles M. Sledge, Stuart Taylor, Stephen Tomlinson, and James E. Wright filed as Exhibit 10.17 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.15
Form of Executive Severance Program of the Company, effective July 1, 2000, and reissued January 12, 2007 and November 5, 2009, filed as Exhibit 10.19 on Form 10-K for 2009 of  the Company, and incorporated herein by reference.

10.16
Credit Agreement, dated as of April 14, 2008, among the Company and certain of its subsidiaries and the banks named therein and JPMorgan Chase Bank, N.A., as agent, filed as Exhibit 10.1 to the Current Report on Form 8-K dated April 14, 2008, of the Company, and incorporated herein by reference.

10.17
Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective January 1, 2008, filed as Exhibit 10.21 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.18
First through Third Amendments to the Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective January 1, 2008, filed as Exhibit 10.22 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

Exhibit Number	Exhibit Index Description

10.19
Form of Indemnification Agreement, effective February 20, 2003, by and between the Company and C. Baker Cunningham, Sheldon R. Erikson, Michael E. Patrick, David Ross and Bruce W. Wilkinson, filed as Exhibit 10.32 to the Annual Report on Form 10-K/A for 2002 of the Company, and incorporated herein by reference.

10.20
Form of Indemnification Agreement, effective February 20, 2003, by and between the Company and Mr. Jeff Altamari, Mr. John Carne, Mr. Hal Goldie, Mr. William C. Lemmer, Mr. Jack B. Moore, Mr. Charles M. Sledge, and Mr. Rick Steans, filed as Exhibit 10.36 to the Annual Report on Form 10-K for 2003 of the Company, and incorporated herein by reference.

10.21
Form of Stock Option Agreement for grants dated November 22, 2004, under the Company’s Long-Term Incentive Plan, filed as an exhibit to a Form 8-K on January 18, 2005, and incorporated herein by reference.

10.22
Form of Indemnification Agreement, effective February 7, 2005, by and between the Company and Peter J. Fluor, filed as Exhibit 10.23 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.23
Form of Indemnification Agreement, effective July 1, 2008, by and between the Company and Douglas L. Foshee, filed as Exhibit 10.24 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.24
Form of Indemnification Agreement, effective June 12, 2009, by and between the Company and Jon Erik Reinhardsen, filed as Exhibit 10.28 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.25	Form of Stock Option Agreement for grants dated November 10, 2005, filed as Exhibit 10.47 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.26	Form of Stock Option Agreement for stock options granted on after April 1, 2009, filed as Exhibit 10.30 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.27
Form of Restricted Stock Unit Agreement for Restricted Stock Units granted on or after November 13, 2008 filed as Exhibit 10.31 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.28	Form of Restricted Stock Unit Agreement for Restricted Stock Units granted on or after April 1, 2009, filed as Exhibit 10.32 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.29
Form of Restricted Stock Unit Agreement for Restricted Stock Units granted on or after November 19, 2009, filed as Exhibit 10.33 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.30	The Company's Deferred Compensation Plan for Non-Employee Directors, filed as Exhibit 10.41 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.31
The Company's Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2003.

10.32
Sixth Amendment to the Company's Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Company's Proxy Statement for the Annual meeting of Stockholders held on May 8, 2003.

10.33
Seventh Amendment to the Company's Long-Term Incentive Plan, as Amended and Restated,  filed as Exhibit 10.44 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.34	The Company's Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

Exhibit Number	Exhibit Index Description

10.35
First Amendment to the Company's Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.43 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.36	The Company’s Non Qualified Deferred Compensation Plan, effective January 1, 2008, (Exhibit 4.2 to Registration Statement on Form S-8 No. 333-156712), incorporated herein by reference

10.37
Amended and Restated Management Incentive Compensation Plan of the Company, incorporated herein by reference to the Company’s 2005 Proxy Statement for the Annual Meeting of Stockholders held on May 5, 2005.

10.38	Change in Control Policy of the Company, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of the Company, and incorporated herein by reference.

10.39*	Form of Grant Agreement for Stock Options granted on or after October 20, 2010.

10.40*	Form of Grant Agreement for Restricted Stock Units granted on or after October 20, 2010.

10.41*	Form of Grant Agreement for Restricted Stock Units for Executive Officers granted on or after October 20, 2010.

10.42*	Credit Agreement, dated October 15, 2010, among the Company and certain of its subsidiaries and the banks named therein and Citibank, N.A.

10.43*	Fourth Amendment to the Cameron International Corporation Retirement Savings Plan, as Amended and Restated effective January 1, 2008.

10.44*	Fourth Amendment to the Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective January 1, 2008.

10.45	NATCO Group, Inc. 1998 Employee Stock Option Plan, filed as Exhibit 10.3 to NATCO’s Registration Statement on Form S-1 (No. 333-48851), and incorporated herein by reference.

10.46	NATCO Group, Inc. 2001 Stock Incentive Plan, filed as Appendix B to NATCO’s Proxy Statement dated May 24, 2001, and incorporated herein by reference.

10.47	NATCO Group, Inc. 2004 Stock Incentive Plan, filed as Appendix B to NATCO’s Proxy Statement dated May 27, 2004, and incorporated herein by reference.

10.48
NATCO Group, Inc. 2006 Long-Term Incentive Compensation Plan, as Amended and Restated, filed as Exhibit 10.1 to NATCO’s Quarterly Report on Form 10-Q for quarter ended June 30, 2006 , and incorporated herein by reference.

10.49*	Merger of the NATCO Group Profit Sharing And Savings Plan with and into the Cameron International Corporation Retirement Savings Plan, effective March 17, 2010.

10.50*	Form of Indemnification Agreement, effective August 13, 2007, by and between the Company and Joseph H. Mongrain and James E. Wright.

10.51*	Form of Indemnification Agreement, effective January 1, 2011.

10.52*	Form of Change in Control Agreement, effective June 16, 2009, by and between the Company and Mr. H. Keith Jennings.

Exhibit Number	Exhibit Index Description

13.1*	Portions of the 2010 Annual Report to Stockholders are included as an exhibit to this report.

14.1	Code of Business Conduct and Ethics for Directors filed as Exhibit 14.1 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

14.2	Amendment to the Code of Business Conduct and Ethics for Directors, filed as Exhibit 14.1 to the Current Report on Form 8-K filed July 14, 2009, and incorporated herein by reference.

14.3	Code of Ethics for Management Personnel, filed as Exhibit 14.2 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

14.4	Cameron Code of Conduct, filed as Exhibit 14.1 to the Current Report on Form 8-K filed August 19, 2009, and incorporated herein by reference.

21.1*	Subsidiaries of registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification.

31.2*	Certification.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMERON INTERNATIONAL CORPORATION
Registrant

By:	/s/ Christopher A. Krummel
(Christopher A. Krummel)
Vice President Controller and Chief Accounting Officer
(principal accounting officer)

Date: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 28th day of February, 2011, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ C. Baker Cunningham
(C. Baker Cunningham)	Director

/s/ Sheldon R. Erikson
(Sheldon R. Erikson)	Chairman of the Board

/s/ Peter J. Fluor
(Peter J. Fluor)	Director

/s/ Douglas L. Foshee
(Douglas L. Foshee)	Director

/s/ Jack B. Moore
(Jack B. Moore)	President and Chief Executive Officer
(principal executive officer)
/s/ Michael E. Patrick
(Michael E. Patrick)	Director

/s/ Jon Erik Reinhardsen
(Jon Erik Reinhardsen)	Director

/s/ David Ross
(David Ross)	Director

/s/ Bruce W. Wilkinson
(Bruce W. Wilkinson)	Director

/s/ Charles M. Sledge	Senior Vice President and Chief Financial Officer
(Charles M. Sledge	(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Index Description	Sequential Page Number

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

3.5	Third Amended and Restated Bylaws of Cameron International Corporation, filed as Exhibit 3.5 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

3.6	First Amendment to Third Amended and Restated Bylaws of the Company, filed as Exhibit 3.1 to the Current Report on Form 8-K filed February 19, 2010, and incorporated herein by reference.

3.7*	Second Amendment to Third Amended and Restated Bylaws of the Company.

3.8
Certificate of Elimination with Respect to Series A Junior Participating Preferred Stock, filed as Exhibit 3.1 to the Current Report on Form 8-K filed December 18, 2007, and incorporated herein by reference.

3.9
Certificate of Elimination with Respect to Series B Junior Participating Preferred Stock of Cameron International Corporation pursuant to Section 151(g), filed as Exhibit 3.8 on Form 10-K for 2009 of  the Company, and incorporated herein by reference.

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

10.6
Cameron International Corporation Retirement Savings Plan, as Amended and Restated, effective January 1, 2008, filed as Exhibit 10.6 on Form 10-K for 2009 of  the Company, and incorporated herein by reference.

10.7
First through Third Amendments to the Cameron International Corporation Retirement Savings Plan, as Amended and Restated effective January 1, 2008, filed as Exhibit 10.7 on Form 10-K for 2009 of  the Company, and incorporated herein by reference.

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

10.11	The Company's 2005 Equity Incentive Plan, Amended and Restated as of February 18, 2009, filed as an Appendix to the Company's 2009 Proxy Statement, and incorporated herein by reference.

10.12	Seventh Amendment to the Company’s 2005 Equity Incentive Plan, Amended and Restated, filed as Exhibit 10.16 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.13	Eighth Amendment to the Company’s 2005 Equity Incentive Plan, Amended and Restated, filed as Exhibit 10.17 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.14
Form of Change of Control Agreement, effective December 18, 2008, by and between the Company and R. Scott Amann, John D. Carne, John Bartos, Christopher A. Krummel, William C. Lemmer, Joseph H. Mongrain, Jack B. Moore, Charles M. Sledge, Stuart Taylor, Stephen Tomlinson, and James E. Wright filed as Exhibit 10.17 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.15
Form of Executive Severance Program of the Company, effective July 1, 2000, and reissued January 12, 2007 and November 5, 2009, filed as Exhibit 10.19 on Form 10-K for 2009 of  the Company, and incorporated herein by reference.

10.16
Credit Agreement, dated as of April 14, 2008, among the Company and certain of its subsidiaries and the banks named therein and JPMorgan Chase Bank, N.A., as agent, filed as Exhibit 10.1 to the Current Report on Form 8-K dated April 14, 2008, of the Company, and incorporated herein by reference.

10.17
Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective January 1, 2008, filed as Exhibit 10.21 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

Exhibit Number	Exhibit Index Description	Sequential Page Number

10.18
First through Third Amendments to the Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective January 1, 2008, filed as Exhibit 10.22 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.19
Form of Indemnification Agreement, effective February 20, 2003, by and between the Company and C. Baker Cunningham, Sheldon R. Erikson, Michael E. Patrick, David Ross and Bruce W. Wilkinson, filed as Exhibit 10.32 to the Annual Report on Form 10-K/A for 2002 of the Company, and incorporated herein by reference.

10.20
Form of Indemnification Agreement, effective February 20, 2003, by and between the Company and Mr. Jeff Altamari, Mr. John Carne, Mr. Hal Goldie, Mr. William C. Lemmer, Mr. Jack B. Moore, Mr. Charles M. Sledge, and Mr. Rick Steans, filed as Exhibit 10.36 to the Annual Report on Form 10-K for 2003 of the Company, and incorporated herein by reference.

10.21
Form of Stock Option Agreement for grants dated November 22, 2004, under the Company’s Long-Term Incentive Plan, filed as an exhibit to a Form 8-K on January 18, 2005, and incorporated herein by reference.

10.22
Form of Indemnification Agreement, effective February 7, 2005, by and between the Company and Peter J. Fluor, filed as Exhibit 10.23 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.23
Form of Indemnification Agreement, effective July 1, 2008, by and between the Company and Douglas L. Foshee, filed as Exhibit 10.24 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.24
Form of Indemnification Agreement, effective June 12, 2009, by and between the Company and Jon Erik Reinhardsen, filed as Exhibit 10.28 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.25	Form of Stock Option Agreement for grants dated November 10, 2005, filed as Exhibit 10.47 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.26	Form of Stock Option Agreement for stock options granted on after April 1, 2009, filed as Exhibit 10.30 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.27
Form of Restricted Stock Unit Agreement for Restricted Stock Units granted on or after November 13, 2008 filed as Exhibit 10.31 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.28	Form of Restricted Stock Unit Agreement for Restricted Stock Units granted on or after April 1, 2009, filed as Exhibit 10.32 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.29
Form of Restricted Stock Unit Agreement for Restricted Stock Units granted on or after November 19, 2009, filed as Exhibit 10.33 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.30	The Company's Deferred Compensation Plan for Non-Employee Directors, filed as Exhibit 10.41 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

Exhibit Number	Exhibit Index Description	Sequential Page Number

10.31
The Company's Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2003.

10.32
Sixth Amendment to the Company's Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Company's Proxy Statement for the Annual meeting of Stockholders held on May 8, 2003.

10.33
Seventh Amendment to the Company's Long-Term Incentive Plan, as Amended and Restated, filed as Exhibit 10.44 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.34	The Company's Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

10.35
First Amendment to the Company's Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.43 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.36	The Company’s Non Qualified Deferred Compensation Plan, effective January 1, 2008, (Exhibit 4.2 to Registration Statement on Form S-8 No. 333-156712), incorporated herein by reference

10.37
Amended and Restated Management Incentive Compensation Plan of the Company, incorporated herein by reference to the Company’s 2005 Proxy Statement for the Annual Meeting of Stockholders held on May 5, 2005.

10.38	Change in Control Policy of the Company, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of the Company, and incorporated herein by reference.

10.39*	Form of Grant Agreement for Stock Options granted on or after October 20, 2010.

10.40*	Form of Grant Agreement for Restricted Stock Units granted on or after October 20, 2010.

10.41*	Form of Grant Agreement for Restricted Stock Units for Executive Officers granted on or after October 20, 2010.

10.42*	Credit Agreement, dated October 15, 2010, among the Company and certain of its subsidiaries and the banks named therein and Citibank, N.A.

10.43*	Fourth Amendment to the Cameron International Corporation Retirement Savings Plan, as Amended and Restated effective January 1, 2008.

10.44*	Fourth Amendment to the Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective January 1, 2008.

10.45	NATCO Group, Inc. 1998 Employee Stock Option Plan, filed as Exhibit 10.3 to NATCO’s Registration Statement on Form S-1 (No. 333-48851), and incorporated herein by reference.

10.46	NATCO Group, Inc. 2001 Stock Incentive Plan, filed as Appendix B to NATCO’s Proxy Statement dated May 24, 2001, and incorporated herein by reference.

10.47	NATCO Group, Inc. 2004 Stock Incentive Plan, filed as Appendix B to NATCO’s Proxy Statement dated May 27, 2004, and incorporated herein by reference.

Exhibit Number	Exhibit Index Description	Sequential Page Number

10.48
NATCO Group, Inc. 2006 Long-Term Incentive Compensation Plan, as Amended and Restated, filed as Exhibit 10.1 to NATCO’s Quarterly Report on Form 10-Q for quarter ended June 30, 2006 , and incorporated herein by reference.

10.49*	Merger of the NATCO Group Profit Sharing And Savings Plan with and into the Cameron International Corporation Retirement Savings Plan, effective March 17, 2010.

10.50*	Form of Indemnification Agreement, effective August 13, 2007, by and between the Company and Joseph H. Mongrain and James E. Wright.

10.51*	Form of Indemnification Agreement, effective January 1, 2011.

10.52*	Form of Change in Control Agreement, effective June 16, 2009, by and between the Company and Mr. H. Keith Jennings.

13.1*	Portions of the 2010 Annual Report to Stockholders are included as an exhibit to this report.

14.1	Code of Business Conduct and Ethics for Directors filed as Exhibit 14.1 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

14.2	Amendment to the Code of Business Conduct and Ethics for Directors, filed as Exhibit 14.1 to the Current Report on Form 8-K filed July 14, 2009, and incorporated herein by reference.

14.3	Code of Ethics for Management Personnel, filed as Exhibit 14.2 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

14.4	Cameron Code of Conduct, filed as Exhibit 14.1 to the Current Report on Form 8-K filed August 19, 2009, and incorporated herein by reference.

21.1*	Subsidiaries of registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification.

31.2*	Certification.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRLTaxonomy Extension Schema Document

101.CAL*	XBRLTaxonomy Extension Calculation Linkbase Document

101.DEF*	XBRLTaxonomy Extension Definition Linkbase Document

101.LAB*	XBRLTaxonomy Extension Label Linkbase Document

101.PRE*	XBRLTaxonomy Extension Presentation Linkbase Document