Form 10-Q
period 2011-04-24
CAMERON INTERNATIONAL CORP
filed 2011-05-05
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
Yes ☐ No ☑

Number of shares outstanding of issuer’s common stock as of April 21, 2011 was 245,020,102.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED RESULTS OF OPERATIONS
(dollars and shares in millions, except per share data)

	Three Months Ended March 31,
	2011	2010
	(unaudited)
REVENUES	$1,501.3	$1,346.7
COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,057.9	914.1
Selling and administrative expenses	229.7	196.7
Depreciation and amortization	44.8	48.1
Interest, net	20.1	17.0
Other costs (see Note 3)	8.9	10.3
Total costs and expenses	1,361.4	1,186.2
Income before income taxes	139.9	160.5
Income tax provision	(30.4)	(40.1)
Net income	$109.5	$120.4
Earnings per common share:
Basic	$0.45	$0.49
Diluted	$0.43	$0.48
Shares used in computing earnings per common share:
Basic	244.7	244.4
Diluted	252.1	249.0

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in millions, except shares and per share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash and cash equivalents	$1,449.6	$1,832.5
Receivables, net	1,099.9	1,056.1
Inventories, net	1,985.2	1,779.3
Other	285.1	265.0
Total current assets	4,819.8	4,932.9
Plant and equipment, net	1,306.8	1,247.8
Goodwill	1,511.1	1,475.8
Other assets	345.8	348.6
TOTAL ASSETS	$7,983.5	$8,005.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$519.3	$519.9
Accounts payable and accrued liabilities	1,798.4	2,016.0
Accrued income taxes	9.0	38.0
Total current liabilities	2,326.7	2,573.9
Long-term debt	777.9	772.9
Deferred income taxes	105.0	95.7
Other long-term liabilities	169.3	170.2
Total liabilities	3,378.9	3,612.7
Stockholders’ Equity:
Common stock, par value $.01 per share, 400,000,000 shares authorized, 263,111,472 shares issued at March 31, 2011 and December 31, 2010	2.6	2.6
Capital in excess of par value	2,257.0	2,259.3
Retained earnings	2,957.8	2,848.3
Accumulated other elements of comprehensive income (loss)	49.1	(27.1)
Less: Treasury stock, 18,111,709 shares at March 31, 2011 (19,197,642 shares at December 31, 2010)	(661.9)	(690.7)
Total stockholders’ equity	4,604.6	4,392.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,983.5	$8,005.1

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended March 31,
	2011	2010
	(unaudited)

Cash flows from operating activities:
Net income	$109.5	$120.4
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	34.6	33.8
Amortization	10.2	14.3
Non-cash stock compensation expense	8.1	12.0
Tax benefit of employee stock compensation plan transactions and deferred income taxes	18.7	(5.4)
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	(31.6)	59.9
Inventories	(173.4)	(44.0)
Accounts payable and accrued liabilities	(249.3)	(227.8)
Other assets and liabilities, net	(53.6)	(79.0)
Net cash used for operating activities	(326.8)	(115.8)
Cash flows from investing activities:
Capital expenditures	(61.9)	(29.8)
Acquisitions, net of cash acquired	(27.6)	(27.9)
Proceeds from sale of plant and equipment	6.7	2.9
Net cash used for investing activities	(82.8)	(54.8)
Cash flows from financing activities:
Short-term loan borrowings (repayments), net	(2.0)	(16.5)
Purchase of treasury stock	–	(39.8)
Proceeds from stock option exercises, net of tax payments from stock compensation plan transactions	15.8	(6.5)
Excess tax benefits from employee stock compensation plan transactions	4.7	3.8
Principal payments on capital leases	(1.8)	(1.6)
Net cash provided by (used for) financing activities	16.7	(60.6)
Effect of translation on cash	10.0	(10.8)
Decrease in cash and cash equivalents	(382.9)	(242.0)
Cash and cash equivalents, beginning of period	1,832.5	1,861.0
Cash and cash equivalents, end of period	$1,449.6	$1,619.0

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited

Note 1: Basis of Presentation

The accompanying Unaudited Consolidated Condensed Financial Statements of Cameron International Corporation (the Company) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial information for the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto filed by the Company on Form 10-K for the year ended December 31, 2010.

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

During the third quarter of 2010, the Company restructured its business segments, moving its Process Systems division from the Drilling & Production Systems (DPS) segment to a newly formed business segment, Process & Compression Systems (PCS), in order to enhance the Company’s processing solutions for customers involved in the exploration, production, storage and transmission of crude oil and natural gas.  PCS also includes the businesses that were previously part of the Compression Systems segment.  All financial data included in this Quarterly Report on Form 10-Q relating to DPS and PCS have been retrospectively revised based on the new segment structure of the Company.  The Company’s other business segment is Valves & Measurement (V&M).

Certain other prior year amounts have also been reclassified to conform to the current year presentation.

Note 2: Acquisitions

During the first quarter of 2011, the Company acquired the stock of two businesses for a total cash purchase price, net of cash acquired, of $27.6 million.  Vescon Equipamentos Industriais Ltda. was acquired to strengthen the Company’s surface product offerings in the Brazilian market and has been included in the DPS segment since the date of acquisition.  The Company also acquired the remaining interest in, Scomi Energy Sdn Bhd., previously a Cameron joint venture company, in order to strengthen the Company’s process systems offerings in the Malaysian market.  The consolidated results of this business have been included in the PCS segment since the date of acquisition.

Preliminary goodwill recorded from these acquisitions was approximately $22.6 million, of which approximately $20.6 million is deductible for tax purposes.  The Company is still awaiting significant information relating to the fair value of the assets and liabilities of the acquired businesses in order to finalize the purchase price allocations.

Note 3: Other Costs

Other costs for the three months ended March 31, 2011 and 2010 consisted of the following (in millions):

	Three Months Ended March 31,
	2011	2010

Employee severance	$0.3	$5.7
NATCO acquisition integration costs	–	1.5
Deepwater Horizon legal costs	8.3	–
Other acquisition and restructuring costs	0.3	3.1
	$8.9	$10.3

NATCO acquisition integration costs consist of costs incurred for the integration of NATCO’s operations with the existing operations of the Company.  Other acquisition and restructuring costs consist primarily of costs related to the various acquisitions and other facility-related costs associated with restructuring of the Company’s operations in response to changes in market conditions.

Note 4: Receivables

Receivables consisted of the following (in millions):

	March 31, 2011	December 31, 2010

Trade receivables	$1,007.4	$991.2
Other receivables	111.0	78.9
Allowance for doubtful accounts	(18.5)	(14.0)
Total receivables	$1,099.9	$1,056.1

Note 5: Inventories

Inventories consisted of the following (in millions):

	March 31, 2011	December 31, 2010

Raw materials	$175.6	$166.5
Work-in-process	653.4	575.9
Finished goods, including parts and subassemblies	1,314.2	1,190.5
Other	11.7	12.1
	2,154.9	1,945.0
Excess of current standard costs over LIFO costs	(98.6)	(97.7)
Allowances	(71.1)	(68.0)
Total inventories	$1,985.2	$1,779.3

Note 6: Plant and Equipment and Goodwill

Plant and equipment consisted of the following (in millions):

	March 31, 2011	December 31, 2010

Plant and equipment, at cost	$2,387.5	$2,285.9
Accumulated depreciation	(1,080.7)	(1,038.1)
Total plant and equipment	$1,306.8	$1,247.8

Changes in goodwill during the three months ended March 31, 2011 were as follows (in millions):

Balance at December 31, 2010	$1,475.8
Current year acquisitions	22.6
Translation and other	12.7
Balance at March 31, 2011	$1,511.1

Note 7: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in millions):

	March 31, 2011	December 31, 2010

Trade accounts payable and accruals	$563.0	$571.3
Salaries, wages and related fringe benefits	126.1	190.2
Advances from customers	725.8	863.3
Sales-related costs and provisions	66.1	90.2
Payroll and other taxes	50.7	67.4
Product warranty	47.7	45.7
Fair market value of derivatives	0.8	1.8
Other	218.2	186.1
Total accounts payable and accrued liabilities	$1,798.4	$2,016.0

Activity during the three months ended March 31, 2011 associated with the Company’s product warranty accruals was as follows (in millions):

Balance December 31, 2010	Net warranty provisions	Charges against accrual	Translation and other	Balance March 31, 2011

$45.7	$5.6	$(4.1)	$0.5	$47.7

Note 8: Debt

The Company’s debt obligations were as follows (in millions):

	March 31, 2011	December 31, 2010

Senior notes, net of $1.8 of unamortized original issue discount at March 31, 2011 and December 31, 2010	$748.2	$748.2
Convertible debentures, net of discount of $2.7 at March 31, 2011 and $6.9 at December 31, 2010	497.3	493.1
Other debt	37.2	37.5
Obligations under capital leases	14.5	14.0
	1,297.2	1,292.8
Current maturities	(519.3)	(519.9)
Long-term portion	$777.9	$772.9

As described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company’s 2.5% Convertible Debentures are accounted for under accounting rules for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  The Company had outstanding in certain prior periods 1.5% Convertible Debentures, which were also subject to these accounting rules.  Under the accounting rules, the bifurcation of the debt and equity components of the Convertible Debentures resulted in approximately $65.8 million being included in capital in excess of par value on the Company’s Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, related to the initial conversion value of the Company’s 2.5% and 1.5% Convertible Debentures.  The discount on the 2.5% Convertible Debentures remaining at March 31, 2011 from the initial bifurcation of the conversion value was $2.7 million, which will be fully amortized to interest expense by June 15, 2011.  The $497.3 million net carrying value of the 2.5% Convertible Debentures has been classified in the current portion of long-term debt in the Consolidated Condensed Balance Sheet as of March 31, 2011, as these debentures contain provisions that allow the holders to require the Company to redeem them on June 15, 2011.  The accounting rules for convertible debt instruments result in an additional amount of expense being recognized in excess of the stated interest rate as follows (in millions):

	Three Months Ended March 31,
	2011	2010

Interest expense associated with amortization of discount on Convertible Debentures	$4.2	$3.9

Under the terms of the debenture agreement, the Company’s 2.5% Convertible Debentures met the conditions for conversion at March 31, 2011.  Had the holders elected to convert at March 31, 2011, the Company could have been required to issue approximately 5.4 million shares of its common stock in satisfaction of the conversion value of the debentures in excess of their principal amount (to be paid in cash), based on the closing price of the Company’s common stock on that date of $57.10 or, at the option of the Company, pay cash for the principal amount of the debentures converted plus the conversion value in excess of the principal amount.

At March 31, 2011, the Company had issued letters of credit totaling $25.4 million under its multi-currency revolving credit facility providing for borrowings up to $585.0 million, leaving a remaining amount of $559.6 million available for use.

The Company also has a three-year $250.0 million committed multi-currency revolving letter of credit facility with a third party bank.  At March 31, 2011, the Company had issued letters of credit totaling $201.3 million under its revolving credit facility, leaving a remaining amount of $48.7 million available for use.

At March 31, 2011, the fair value of the Company’s fixed-rate debt (based on level 1 quoted market rates) was approximately $1.65 billion as compared to the nearly $1.25 billion principal amount of the debt.

Note 9: Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2011 and 2010 were 21.7% and 25.0%, respectively.  The tax provision for the first quarter of 2011 is lower than the comparable period in 2010, primarily due to realization of certain historical tax benefits totaling $4.7 million related to events which occurred during the period.

Note 10: Business Segments

The Company’s operations are organized into three separate business segments – DPS, V&M and PCS.  Summary financial data by segment follows (in millions):

	Three Months Ended March 31,
	2011	2010
Revenues:
DPS(1)	$865.7	$819.8
V&M	339.9	299.0
PCS(1)	295.7	227.9
	$1,501.3	$1,346.7

Income (loss) before income taxes:
DPS(1)	$116.3	$156.6
V&M	55.2	48.9
PCS(1)	30.6	15.5
Corporate & other	(62.2)	(60.5)
	$139.9	$160.5

(1)	Prior year amounts have been retrospectively revised to reflect the change in segments described in Note 1 of the Notes to Consolidated Condensed Financial Statements.

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

Note 11: Earnings Per Share

The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2011	2010

Net income	$109.5	$120.4

Average shares outstanding (basic)	244.7	244.4
Common stock equivalents	2.2	2.5
Incremental shares from assumed conversion of convertible debentures	5.2	2.1
Diluted shares	252.1	249.0

Basic earnings per share	$0.45	$0.49
Diluted earnings per share	$0.43	$0.48

The Company’s 2.5% Convertible Debentures were included in the calculation of diluted earnings per share for the three months ended March 31, 2011 and 2010 since the average market price of the Company’s common stock exceeded the conversion value of the debentures during those periods.

No treasury shares were acquired during the three months ended March 31, 2011.  A total of 1,000,000 treasury shares at an average cost of $42.23 were acquired during the three-month period ended March 31, 2010.  A total of 1,085,933 and 245,292 treasury shares were issued during the three-month periods ended March 31, 2011 and 2010, respectively, in satisfaction of stock option exercises and vesting of restricted stock units.

Note 12: Comprehensive Income

The amounts of comprehensive income for the three months ended March 31, 2011 and 2010 were as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Net income per Consolidated Condensed Results of Operations	$109.5	$120.4
Foreign currency translation gain (loss)	70.3	(55.4)
Amortization of net prior service credits related to the Company’s pension and postretirement benefit plans, net of tax	(0.1)	(0.1)
Amortization of net actuarial losses related to the Company’s pension and postretirement benefit plans, net of tax	1.4	0.9
Change in fair value of derivatives accounted for as cash flow hedges, net of tax	4.6	(2.4)
Comprehensive income	$185.7	$63.4

The components of accumulated other elements of comprehensive income (loss) at March 31, 2011 and December 31, 2010 were as follows (in millions):

	March 31, 2011	December 31, 2010

Accumulated foreign currency translation gain	$101.8	$31.5
Prior service credits, net, related to the Company’s pension and postretirement benefit plans, net of tax	4.2	4.3
Actuarial losses, net, related to the Company’s pension and postretirement benefit plans, net of tax	(54.4)	(55.8)
Change in fair value of derivatives accounted for as cash flow hedges, net of tax	(2.5)	(7.1)
Accumulated other elements of comprehensive income (loss)	$49.1	$(27.1)

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

While the Company did not operate the BOP, nor did it have anyone on the rig at the time of the incident, claims for personal injury, wrongful death and property damage arising from the Deepwater Horizon incident have been and will continue to be asserted against the Company and others.  Additionally, claims for pollution and for economic damages, including business interruption and loss of revenue, have been, and may continue to be asserted against all parties associated with this incident, including the Company, BP plc and certain of its subsidiaries, the operator of Mississippi Canyon Block 252 upon which the Macondo well was being drilled, Transocean Ltd. and certain of its affiliates, the  rig owner and operator, as well as other equipment and service companies, including Halliburton.   The Company has been named as one of multiple defendants in over 350 suits filed and presently pending in a variety of Federal and State courts, a number of which have been filed as class actions or multi-plaintiff actions.  Other defendants, including BP plc, Transocean and Halliburton have asserted cross-claims against us as we have asserted such claims against them.  Most of these suits pending in Federal courts have been consolidated into a single proceeding before a single Federal judge under the rules governing multi-district litigation.  The consolidated case is styled In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico on April 20, 2010, MDL Docket No. 2179.  There are also a small number of cases pending in state courts.  The States of Alabama and Louisiana have brought a claim for destruction of and/or harm to natural resources against those associated with this incident, including Cameron, in State of Alabama, ex. rel. Troy King, Attorney General vs. Transocean Ltd., et. al., Cause No. 2:10cv00691, U.S. Dist. Ct., M.D. Ala., and State of Louisiana vs. BP Exploration & Production, Inc., et. al, MDL No. 2179, as have a number of other local governmental entities and 3 Mexican states.  It is possible other such claims may be asserted against the Company by the United States Government (USG) and by other Gulf and/or East Coast States, whose Attorneys General have notified the Company to preserve documents in the event of a claim, and possibly by other parties.  The USG has brought suit against BP and certain other parties associated with this incident for recovery under statutes such as the Oil Pollution Act of 1990 (OPA) and the Clean Water Act, which suit has been made part of the MDL proceedings.  While the Company was not named as a defendant in this suit by the USG, BP has brought a third-party complaint for contribution under OPA against several parties associated with this incident which were not named by the USG, including the Company.  A shareholder derivative suit, Paris vs. Erikson, et al., Cause No. 2010-71817 in the 190th District Court of Harris County, Texas, has been filed against the Company’s directors in connection with this incident and its aftermath alleging the Company’s directors failed to exercise their fiduciary duties regarding the safety and efficacy of its products.  This incident and its causes are also being investigated by a joint investigation team of the U.S. Coast Guard and the Bureau of Ocean Energy Management (the “JIT”), which has named Cameron as a party-in-interest, the Departments of the Interior and Justice, the U.S. Chemical Safety and Hazard Investigation Board, and by various other governmental entities, including Congressional Committees.  An investigation conducted by the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling has been completed. The Department of Justice, in addition to its involvement in the civil litigation, has formed a task force to consolidate its criminal investigations into possible criminal charges stemming from this incident and its aftermath.

Based on the facts known to date, the Company is of the opinion that there was no defect in or failure of the BOP that caused or contributed to the explosion.  The reasons as to why the efforts to shut-in the well after the explosion were unsuccessful are not yet known and are the subject of continuing investigation and discovery in the MDL proceedings.  A report on the results of a forensic examination of the BOP by Det Norske Veritas commissioned by the JIT as part of its investigation was made public in March 2011.  This report cited what it considered to be the inability of the BOP to shear the off-center drill pipe as a contributing factor to the BOP’s blind shear rams being unable to close and seal the well, but the forensic examination is still on-going and other tests are being conducted at the request of other parties to the MDL proceedings.  The extent of the environmental impact, and the ultimate costs and damages that will ultimately be determined attributable to this incident and its aftermath are not yet known and therefore cannot be reasonably estimated.  As a result, we are unable to make any reasonable determination of what liability, if any, the Company could be found to have with respect to any of these claims or whether the Company will be found to have any liability, directly or by way of contribution, under any environmental laws or regulations or otherwise. BP has been designated as the Responsible Party for the pollution emanating from the Macondo well under OPA, and has accepted such designation.  Cameron has not been named a Responsible Party.

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

The Company has commercial general liability insurance, including completed products and sudden accidental pollution coverage, with limits of $500 million and a self retention of $3 million.  Defense costs are not covered by the policy.  Coverage includes claims for personal injury and wrongful death, as well as liability for pollution and loss of revenue/business interruption.  The Company has notified its insurers of the claims being asserted against it.  The insurers have responded with “reservation of rights” letters.

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

Through March 31, 2011, the Company has incurred and expensed legal fees of $20.8 million, including $8.3 million during the first quarter of 2011.  The Company has not accrued any amounts relating to this matter because we do not believe at the present time a loss is probable.

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

Based upon 2009 testing results of monitoring wells on the southeastern border of the plume, the Company notified 33 homeowners whose property is adjacent to the class area that their property may be affected.  The Company is taking remedial measures to prevent these properties from being affected.

The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements as well as any possible new claims that may be filed with respect to this underground water contamination will not have a material adverse effect on its financial position or results of operations. The Company’s consolidated balance sheet included a liability of approximately $11.8 million for these matters as of March 31, 2011.

The Company has been named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits since 1995. At March 31, 2011, the Company’s consolidated balance sheet included a liability of approximately $7.7 million for such cases. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

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

Tax Contingencies

The Company has legal entities in over 40 countries. As a result, the Company is subject to various tax filing requirements in these countries. The Company prepares its tax filings in a manner which it believes is consistent with such filing requirements. However, some of the tax laws and regulations to which the Company is subject require interpretation and/or judgment. Although the Company believes the tax liabilities for periods ending on or before the balance sheet date have been adequately provided for in the financial statements, to the extent a taxing authority believes the Company has not prepared its tax filings in accordance with the authority’s interpretation of the tax laws and regulations, the Company could be exposed to additional taxes.

Environmental Matters

The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the PCS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At March 31, 2011, the Company’s consolidated balance sheet included a noncurrent liability of approximately $6.5 million for environmental matters.

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

Cash and cash equivalents include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market securities, U.S. treasury bills, other U.S. agency notes, short-term commercial paper and corporate debt securities, all of which are considered Level 1 under the ASC’s fair value hierarchy. Total cash equivalents were approximately $1.15 billion and $1.38 billion at March 31, 2011 and December 31, 2010, respectively.

In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into forward foreign currency exchange contracts to hedge specific large anticipated receipts or disbursements in currencies for which the Company does not traditionally have fully offsetting local currency expenditures or receipts. The Company was party to a number of long-term foreign currency forward contracts at March 31, 2011, some of which extend through 2012. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling, valve or other equipment contracts involving the Company’s United States operations and its wholly-owned subsidiaries in Italy, Romania, Singapore and the United Kingdom. The Company determines the fair value of its outstanding foreign currency forward contracts based on quoted exchange rates for the respective currencies applicable to similar instruments.  These quoted exchange rates are considered to be Level 2 observable market inputs.  Information relating to the contracts, most of which have been accounted for as cash flow hedges as of March 31, 2011, follows:

Total gross volume bought (sold) by notional currency and maturity date on open derivative contracts at March 31, 2011 was as follows (in millions):

	Notional Amount - Swaps			Notional Amount - Buy			Notional Amount - Sell
	2011	2012	Total	2011	2012	Total	2011	2012	Total
FX Forward Contracts
Notional currency in:
EUR	–	–	–	18.1	–	18.1	(27.9)	–	(27.9)
GBP	–	–	–	1.0	–	1.0	(7.0)	–	(7.0)
NOK	–	–	–	11.6	–	11.6	–	–	–
SGD	–	–	–	1.8	–	1.8	–	–	–
USD	–	–	–	4.9	0.3	5.2	(62.9)	(7.1)	(70.0)

FX Options
USD	–	–	–	–	–	–	1.5	–	1.5

Interest Rate Swaps
USD	–	800.0	800.0	–	–	–	–	–	–

The fair values of derivative financial instruments recorded in the Company’s Consolidated Condensed Balance Sheets at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities

Derivatives designated as hedges:
Foreign exchange contracts –
Current	$1.9	$0.7	$0.7	$1.8
Non-current	–	–	–	–
Total derivatives designated as hedges	1.9	0.7	0.7	1.8

Derivatives not designated as hedges:
Foreign exchange contracts –
Current	0.5	0.1	1.4	–
Non-current	–	–	–	–

Interest Rate Swaps –
Current	–	–	–	–
Non-current	3.3	–	4.8	–

Total derivatives not designated as hedges	3.8	0.1	6.2	–

Total derivatives	$5.7	$0.8	$6.9	$1.8

The effects of derivative financial instruments on the Company’s consolidated condensed financial statements for the three months ended March 31, 2011 and March 31, 2010 were as follows (in millions):

Effective Portion						Ineffective Portion and Other
Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in OCI on Derivatives at March 31,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income at March 31,		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives at March 31,
	2011	2010		2011	2010		2011	2010
Foreign exchange contracts	$2.5	$(6.0)	Revenues	1.6	$(0.6)	Cost of goods sold-ineffective portion	$(0.3)	$(0.3)

			Cost of goods sold	(5.7)	(2.7)

			Depreciation expense	(0.1)	__

Total	$2.5	$(6.0)		$(4.2)	$(3.3)		$(0.3)	$(0.3)

During the three-month period ended March 31, 2011, approximately $0.6 million and $0.2 million was recognized as a reduction to cost of goods sold and an increase in interest expense, respectively, relating to foreign currency forward contracts and interest rate swap agreements that were not designated as hedging instruments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical data contained herein, this document includes forward-looking statements regarding future market strength, customer spending and order levels, revenues and earnings of the Company, as well as expectations regarding equipment deliveries, margins, profitability, the ability to control and reduce raw material, overhead and operating costs, cash generated from operations, legal fees and costs associated with a number of lawsuits filed against the Company in connection with the Deepwater Horizon matter, capital expenditures and the use of existing cash balances and future anticipated cash flows made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those described in any forward-looking statements. Any such statements are based on current expectations of the Company’s performance and are subject to a variety of factors, some of which are not under the control of the Company, which can affect the Company’s results of operations, liquidity or financial condition. Such factors may include overall demand for, and pricing of, the Company’s products; the size and timing of orders; the Company’s ability to successfully execute large subsea and drilling projects it has been awarded; the possibility of cancellations of orders in backlog; the Company’s ability to convert backlog into revenues on a timely and profitable basis; the impact of acquisitions the Company has made or may make; changes in the price of (and demand for) oil and gas in both domestic and international markets; raw material costs and availability; political and social issues affecting the countries in which the Company does business, including the ability of companies to obtain drilling permits following the lifting of a temporary moratorium imposed by the United States government on drilling activities in deepwater areas of the Gulf of Mexico; fluctuations in currency markets worldwide; and variations in global economic activity. In particular, current and projected oil and gas prices historically have generally directly affected customers’ spending levels and their related purchases of the Company’s products and services. As a result, changes in oil and gas price expectations may impact the demand for the Company’s products and services and the Company’s financial results due to changes in cost structure, staffing and spending levels the Company makes in response thereto. See additional factors discussed in “Factors That May Affect Financial Condition and Future Results” contained herein.

 Because the information herein is based solely on data currently available, it is subject to change as a result of, among other things, changes in conditions over which the Company has no control or influence, and should not therefore be viewed as assurance regarding the Company’s future performance. Additionally, the Company is not obligated to make public disclosure of such changes unless required under applicable disclosure rules and regulations.

FIRST QUARTER 2011 COMPARED TO FIRST QUARTER 2010

Market Conditions

Information related to a measure of drilling activity and certain commodity spot and futures prices during each quarter and the number of deepwater floaters and semis under contract at the end of each period follows:

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	Amount	%
Drilling activity (average number of working rigs during period)(1):
United States	1,716	1,345	371	27.6%
Canada	587	470	117	24.9%
Rest of world	1,166	1,063	103	9.7%
Global average rig count	3,469	2,878	591	20.5%
Commodity prices (average of daily U.S. dollar prices per unit during period)(2):
West Texas Intermediate Cushing, OK crude oil spot price per barrel in U.S. dollars	$94.46	$78.84	$15.62	19.8%
Henry Hub natural gas spot price per MMBtu in U.S. dollars	$4.18	$5.09	$(0.91)	(17.9)%
Twelve-month futures strip price (U.S. dollar amount at period-end)(2):
West Texas Intermediate Cushing, OK crude oil contract (per barrel)	$107.24	$85.12	$22.12	26.0%
Henry Hub Natural Gas contract (per MMBtu)	$4.75	$4.64	$0.11	2.4%

Number of deepwater floaters and semis under contract in competitive major markets at period-end: (3)
U.S. Gulf of Mexico	29	36	(7)	(19.4)%
Northwestern Europe	36	34	2	5.9%
West Africa	30	26	4	15.4%
Southeast Asia and Australia	23	26	(3)	(11.5)%

(1)         Based on average monthly rig count data from Baker Hughes
(2)         Source: Bloomberg
(3)         Source:  ODS – Petrodata Ltd.

The average number of worldwide operating rigs trended upwards during the first quarters of 2011 and 2010 with the average for the first quarter of 2011 up over 20% compared to the first quarter of 2010.  Over 80% of the increase from the beginning of 2011 to March 31, 2011 occurred in Canada as rig counts in the United States and the rest of the world were up only marginally from beginning of the year levels. Growth in rig count levels in the United States accounted for approximately two-thirds of the rig count increase during the first quarter of 2010 from beginning of the year levels to March 31, 2010.  Rig count levels worldwide have generally been on an upward trend since the second quarter of 2009 when levels bottomed out below 2,000 operating rigs following a steep decline that started during the fourth quarter of 2008.

Crude oil prices (West Texas Intermediate, Cushing, OK) continued an upward trend during the first quarter of 2011, reaching prices in excess of $100 per barrel for most of the month of March 2011.  On average, prices averaged $94.46 per barrel during the quarter, up almost 20% from the average during the first quarter of 2010.  Prices during the first quarter of 2010 were more volatile during the period, but still trended upward, averaging $78.84 per barrel.

Natural gas (Henry Hub) prices trended downward during the first quarters of 2011 and 2010 as compared to price levels at the beginning of both periods.  The average price per MMBtu in the first quarter of 2011 was $4.18, a nearly 18% decrease from the average price per MMBtu in the first quarter of 2010 of $5.09.  Natural gas prices tend to increase during the latter part of each year due to seasonal demand factors.  The closing price at the end of 2009 was $5.83 per MMBtu compared to $4.23 at the end of 2010.  Should the 12-month futures strip price for natural gas stay depressed for a longer period of time, the portion of the North American rig count directed to gas drilling could decline, which could impact the Company’s order flow.

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

Critical Accounting Policies

Goodwill – The Company reviews the carrying value of goodwill in accordance with accounting rules on impairment of goodwill, which require that the Company estimate the fair value of each of its reporting units annually, or when impairment indicators exist, and compare such amounts to their respective carrying values to determine if an impairment of goodwill is required. The estimated fair value of each reporting unit is determined using discounted future expected cash flows (level 3 observable inputs) or other market related valuation models consistent with the accounting guidance for fair value measurements.  Certain estimates and judgments are required in the application of the fair value models, including, but not limited to, estimates of future cash flows and the selection of a discount rate.  Generally, this review is conducted during the first quarter of each annual period.  The results of the 2011 test indicated that there was no impairment of goodwill; however, for the Process Systems division, the excess of estimated fair value over carrying value was closer to the carrying value than in past periods.  Goodwill associated with this reporting unit was approximately $793.0 million.  At March 31, 2011, goodwill recorded by the Company was approximately $1.5 billion.  Should the Company’s estimate of the fair value of any of its reporting units decline significantly in future periods due to changes in customer demand, market activity levels, interest rates or other factors which would impact future earnings and cash flow or market valuation levels of the Company or any of its reporting units, an impairment of goodwill could be required.

Consolidated Results

Net income for the first quarter of 2011 totaled $109.5 million, or $0.43 per diluted share, compared to net income for the first quarter of 2010 of $120.4 million, or $0.48 per diluted share.  Included in the first quarter 2011 results were charges of $0.17 per diluted share primarily associated with cost overruns on a large subsea project in Nigeria and also a lesser charge to reserve for the value of undelivered inventory and for receivables on work previously performed in Libya that are unlikely to be collected due to sanctions imposed by the United States government and other governments during the first quarter of 2011.

Total revenues for the Company increased by $154.6 million, or 11.5%, during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 on the strength of higher sales in each of the Company’s business segments.  Sales in the Drilling and Production Systems (DPS) segment, the Valves & Measurement (V&M) segment and the Process & Compression Systems (PCS) segment are discussed in more detail below.

As a percent of revenues, cost of sales (exclusive of depreciation and amortization) increased from 67.9% during the first quarter of 2010 to 70.5% for the first quarter of 2011.  The increase was due largely to a 3.0 percentage-point margin decrease resulting from an adjustment during the first quarter of 2011 related to cost overruns on a large subsea project in Nigeria.  This was partially offset by increased volumes of higher-margin products in the V&M and PCS segments.

Selling and administrative expenses increased $33.0 million, or 16.8%, during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, due mainly to (i) approximately $24.5 million of  higher employee-related costs resulting mainly from headcount increases, (ii) a $4.6 million increase in bad debt expense associated primarily with receivables arising from work previously performed in Libya that are unlikely to be collected due to sanctions imposed by the United States government during the first quarter of 2011, and (iii) the year-over-year impact of a $5.8 million reversal in the first quarter of 2010 of certain bad debt reserves upon final collection of amounts due.

During the first quarter of 2011, the Company incurred $8.9 million of costs mainly related to legal expenses associated with the Deepwater Horizon matter and certain employee severance and restructuring-related activities.    Included in operating results for the first quarter of 2010 were employee severance, acquisition integration costs and certain other expenses totaling $10.3 million.

The Company’s effective tax rate for the first quarter of 2011 was 21.7% compared to 25.0% during the first quarter of 2010.  The tax provision for the first quarter of 2011 is lower than the comparable period in 2010, primarily due to realization of certain historical tax benefits totaling $4.7 million related to events which occurred during the period.

Segment Results

DPS Segment –

	Quarter Ended March 31,		Increase (Decrease)
($ in millions)	2011	2010(1)	$	%

Revenues	$865.7	$819.8	$45.9	5.6%
Income before income taxes	$116.3	$156.6	$(40.3)	(25.7)%
Income before income taxes as a percent of revenues	13.4%	19.1%	N/A	(5.7)%

Orders	$818.3	$534.0	$284.3	53.2%
Backlog (at period-end)	$3,183.0	$3,682.0	$(499.0)	(13.6)%

(1)	Revised based on change in segments described in Note 1 of the Notes to Consolidated Condensed Financial Statements.

Revenues

The increase in revenues was mainly due to:

•
a 25% increase in sales of surface equipment as a result of (i) higher North American activity levels, particularly in shale gas regions, and (ii) higher shipments to international customers primarily located in the Asia Pacific and Middle East regions, and

•
a 2% increase in drilling equipment sales as higher aftermarket spare parts and repair services more than offset declines in shipments of new deepwater and other related equipment for use on land rigs, shallow water platforms and for new deepwater rig construction projects.

These increases were partially offset by a 7% decline in subsea sales, primarily for projects offshore West Africa and Venezuela.

Income before income taxes as a percent of revenues

The decrease in the ratio of income before income taxes as a percent of revenues was due primarily to:

•
a 6.0 percentage-point decrease in margins on subsea projects, most of which is due to a $51.0 million adjustment during the first quarter of 2011 related cost overruns on a large subsea project in Nigeria, and.

•
an increase of 2.0 percentage points in the ratio of selling and administrative expenses to revenues due mainly to (i)  higher salaries, fringe benefits and other employee-related costs associated with higher headcount levels, (ii) a $4.6 million increase in bad debt expense associated with the uncertain collection of receivables, primarily from certain international customers, including receivables arising from work previously performed in Libya that are unlikely to be collected due to sanctions imposed by the United States government during the first quarter of 2011, and (iii) the year-over-year impact of a $3.3 million reversal in the first quarter of 2010 certain bad debt reserves upon final collection of amounts due.

Offsetting these decreases were higher volumes of higher-margin surface equipment sales, which increased the ratio of income before income taxes as a percent of revenues by approximately 2.5 percentage points.

Orders

Orders for new drilling BOPs, riser and other related equipment, primarily for use on land and jackup rigs, as well as demand for spares, repairs and field service work, more than tripled in the first quarter of 2011 as compared to the same period last year as operators seek to upgrade or re-certify existing equipment.  Other increases included:

•	a 27% growth in subsea equipment orders, related primarily to projects offshore Brazil and the Gulf of Mexico, and

•
a 25% increase in surface equipment orders due to increased North American activity levels resulting from higher oil prices and the impact of new shale gas opportunities, as well as strong demand from customers in South America, Africa and the Asia Pacific region.

Backlog (at period-end)

Approximately 87% of the decrease in DPS backlog from March 31, 2010 to March 31, 2011 was due to lower subsea backlog as new orders have not kept pace with sales in recent periods.  The remainder of the decrease largely related to a decline in backlog for drilling equipment, partially offset by a nearly 11% increase in surface equipment backlog.

V&M Segment –

	Quarter Ended March 31,		Increase (Decrease)
($ in millions)	2011	2010	$	%

Revenues	$339.9	$299.0	$40.9	13.7%
Income before income taxes	$55.2	$48.9	$6.3	12.9%
Income before income taxes as a percent of revenues	16.2%	16.4%	N/A	(0.2)%

Orders	$427.5	$401.1	$26.4	6.6%
Backlog (at period-end)	$937.3	$642.3	$295.0	45.9%

Revenues

Improved market conditions in North America, the impact of businesses acquired and higher beginning-of-the-year backlog levels resulted in a 37% increase in sales of distributed valves and a 21% increase in measurement equipment sales during the first quarter of 2011 as compared to the same period in 2010.  Combined, these two product lines accounted for nearly 90% of the increase in V&M segment sales.

Income before income taxes as a percent of revenues

The decrease in the ratio of income before income taxes as a percent of revenues was due primarily to a 0.9 percentage-point increase in the ratio of selling and administrative costs to revenues due largely to increased employee-related costs.  This was mostly offset by (i) a 0.4 percentage-point decrease in the ratio of cost of sales to revenues resulting mainly from increased volumes of higher-margin distributed product sales and (ii) a 0.4 percentage-point decrease in the ratio of depreciation and amortization expense to revenues as a result of the impact of higher revenues on relatively flat depreciation and amortization expense during the first quarter of 2011 as compared to the first quarter of 2010.

Orders

Orders increased in all product lines with process valves accounting for almost 50% of the total segment increase in the first quarter of 2011 as compared to the first quarter of 2010, due largely to higher project activity levels in the Asia Pacific region.

Backlog (at period-end)

Backlog levels for all product lines in the V&M segment were up from March 31, 2010, with nearly 85% of the increase attributable to higher levels of backlog in the engineered and process valves lines, reflecting stronger demand in recent periods in those product lines.

PCS Segment –

	Quarter Ended March 31,		Increase
($ in millions)	2011	2010(1)	$	%

Revenues	$295.7	$227.9	$67.8	29.7%
Income before income taxes	$30.6	$15.5	$15.1	97.4%
Income before income taxes as a percent of revenues	10.3%	6.8%	N/A	3.5%

Orders	$276.6	$275.9	$0.7	0.3%
Backlog (at period-end)	$772.4	$651.9	$120.5	18.5%

(1)	Revised based on change in segments described in Note 1 of the Notes to Consolidated Condensed Financial Statements.

Revenues

Revenues increased across all major product lines, mostly due to:

•
strong international demand for high-speed packaged Superior compressors and increased domestic and international spending on replacement parts and services, resulting in a 56% increase in reciprocating compression product line sales,

•	higher project activity levels, which resulted in a 23% increase in Process Systems revenues, and

•	improved industrial economic conditions and demand for new plant air and engineered air units, which contributed to a 24% increase in sales of centrifugal compression products.

Income before income taxes as a percent of revenues

The increase in the ratio of income before income taxes as a percent of revenues was due primarily to:

•
a 2.8 percentage-point decrease in the ratio of depreciation and amortization to revenues, due largely to certain intangible assets associated with the NATCO acquisition becoming fully amortized at the end of 2010, and

•	a 2.6 percentage-point decrease in the ratio of selling and administrative costs to revenues as costs did not increase at the same rate as revenues during the period.

This was partially offset by an increase of 1.9 percentage points in the ratio of cost of sales to revenues during the first quarter of 2011, due mainly to lower project margins in the process systems business as a result of pricing pressures.

Orders

Strong demand for reciprocating and centrifugal compression products in the first quarter of 2011 as compared to the first quarter of 2010 was almost entirely offset by a decline in process systems orders as a large international order booked in the first quarter of 2010 did not repeat in the first quarter of 2011.  The increase in compression product orders was due mainly to:

•	improved market conditions in most major regions of the world, which contributed to a 44% increase in orders for centrifugal compression equipment, and

•
higher international demand for Superior units, along with increased North American aftermarket business, which resulted in a 29% increase in reciprocating compression product line bookings in the first quarter of 2011 as compared to the same period last year.

Backlog (at period-end)

Backlog increased from March 31, 2010, due mainly to a 32% increase in centrifugal compression backlog levels resulting from strong demand in all product lines and a 51% increase in reciprocating compression backlog due largely to increased demand for new Superior compressor units and aftermarket parts and services.  Process Systems backlog levels were also up 4% compared to March 31, 2010.

Corporate Segment –

The $1.7 million increase in the loss before income taxes of the Corporate segment during the first quarter of 2011 as compared to the first quarter of 2010 (see Note 10 of the Notes to Consolidated Condensed Financial Statements) was due primarily to a benefit recognized from the Company’s interest rate swaps during the first quarter of 2010 that did not repeat during the same period in 2011.

Liquidity and Capital Resources

Consolidated Condensed Statements of Cash Flows

During the first three months of 2011, net cash used for operations totaled $326.8 million, an increase of $211.0 million from the $115.8 million of cash used from operations during the first three months of 2010.

Cash totaling $507.9 million was used to increase working capital during the first three months of 2011 compared to $290.9 million during the first three months of 2010, an increase of approximately $217.0 million.

Most of this increase in working capital compared to the same period in 2010 was due to increased receivables and higher inventory levels, which resulted in a cash use of $205.0 million during the first quarter of 2011 compared to a $15.9 million addition to cash during the first three months of 2010, as receivables declined at a greater rate than the growth in inventory during the prior-year period. Over one-half of the increase in receivables during the first quarter of 2011 occurred in the Company’s drilling business, largely as a result of the timing of collections, with approximately one-half of the increase in inventory occurring in the Company’s subsea business, associated mainly with major project activity levels.

The $28.0 million increase in cash used for investing activities from $54.8 million during the first three months of 2010 to $82.8 million during the first three months of 2011 was due mainly to higher capital spending during the three months ended March 31, 2011.

Net cash provided by financing activities totaled $16.7 million for the first quarter of 2011, mainly resulting from cash proceeds from stock option exercises, as compared to cash used for financing activities totaling $60.6 million in the first quarter of 2010.  The Company repaid short-term debt totaling $16.5 million and acquired treasury shares for a total cash cost of $39.8 million during the first three months of 2010.

Future liquidity requirements

At March 31, 2011, the Company had cash and cash equivalents on hand that exceeded its third party debt by $152.4 million.

The Company expects to spend between $250 to $300 million for capital equipment and facilities during 2011.  The Company also has outstanding $500.0 million face value of 2.5% Convertible Debentures due in 2026.  Under the terms of the debenture agreements, holders of the Company’s 2.5% Convertible Debentures could require the Company to redeem them on June 15, 2011.  Accordingly, the Company has classified these debentures in the current portion of long-term debt on its Consolidated Condensed Balance Sheet at March 31, 2011.  At March 31, 2011, the 2.5% Convertible Debentures met the requirements to allow for conversion by the holders of the debt.  Had the holders been able to elect to convert effective March 31, 2011, the Company could have been required to issue approximately 5.4 million shares of its common stock in satisfaction of the conversion value of the debentures in excess of their principal amount (to be paid in cash), based on the closing price of the Company’s common stock of $57.10 on that date.  However, under the terms of the debentures, the Company could instead elect to settle both the principal and the conversion value in excess of principal in cash rather than issuing stock for the conversion value in excess of principal.

The Company's manufacturing facility in Leeds, UK has initiated a voluntary headcount reduction program.  During the second quarter of 2011, a decision will be made as to whether the voluntary program achieved the expected reductions.  If not, an involuntary program may then be initiated.  Costs for these programs will be recognized mainly in the second quarter of 2011 although costs for certain employees may extend through the remainder of the year.

Cash on hand and future expected operating cash flows will be utilized to fund, among other things, the remainder of the Company’s 2011 capital spending program, the Leeds, UK headcount reduction programs and the redemption of the 2.5% Convertible Debentures, including the conversion value in excess of principal on the debentures, if this option for settlement is ultimately chosen.

The Company believes, based on its current financial condition, existing backlog levels and current expectations for future market conditions, that it will be able to meet its short- and longer-term liquidity needs, subject to the outcome of the contingency created by the litigation surrounding the Deepwater Horizon matter, with the existing $1.4 billion of cash on hand, expected cash flow from future operating activities and amounts available under its $585 million five-year multi-currency Revolving Credit Facility, which expires on April 14, 2013.  At March 31, 2011, the amount available for borrowing under the Revolving Credit Facility totaled $559.6 million.

Factors That May Affect Financial Condition and Future Results

The Deepwater Horizon matter may have a material adverse effect on the Company.

See a more complete discussion of the Deepwater Horizon incident in Note 13 of the Notes to Consolidated Condensed Financial Statements.

The Deepwater Horizon matter has and will continue to have an impact on the Company for the foreseeable future. Preparation for and participation in the litigation and investigations regarding this matter will continue to divert Company resources and management’s attention, as well as that of the Company’s Drilling Systems division.

The Company derives a significant portion of its revenues from deepwater activities around the world.  In fact, six of the Company’s eleven divisions participate in this market.  New regulations imposed by the United States government on drilling activities in deepwater areas of the Gulf of Mexico, as well as similar regulations adopted in other jurisdictions where the Company and its customers do business, could affect a portion of the Company’s business and may cause customers who are involved in deepwater drilling to face additional costs and regulations involving future drilling. While these regulations may decrease drilling activity, they also may require customers to purchase additional components and/or services currently available from the Company and could require the Company to develop new technologies.  The Company may also be subject to future regulations regarding the development and testing of our equipment, including our blowout preventers, which may add to the manufacturing cost of such equipment.  The Company may be unable to recover such additional costs through higher sales prices, which could negatively impact the Company’s future profitability and cash flows.  Other regions are currently considering similar regulations.

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

As a designer, manufacturer, installer and servicer of oil and gas pressure control equipment, the Company may be subject to liability, personal injury, property damage and environmental contamination should such equipment fail to perform to specifications.

Cameron provides products and systems that serve customers involved in oil and gas exploration, development and production, as well as in certain industrial markets.  Certain of the Company’s equipment is designed to operate in high-temperature, high-pressure environments on land, on offshore platforms and on the seabed.  Cameron also provides aftermarket parts and repair services at numerous facilities located around the world or at customer sites.  Because of the extreme temperature and pressure environments in which certain of the Company’s equipment operates, a failure of such equipment could cause damage to the equipment, damage to a customer’s other property, personal injury and environmental contamination, whether onshore or offshore.  In addition, improper servicing and maintenance of such equipment by Company service technicians or by other third parties can contribute to potential failures of the Company’s equipment.  Cameron is currently party to litigation involving personal injury, property damage and environmental contamination alleged to have been caused by failures of the Company’s equipment.

In an attempt to mitigate such risks, the Company has invested in engineering and design tools and equipment to enable engineers to conduct product modeling and simulations.  The Company also has a quality control program to examine materials received from third-party vendors prior to introducing such materials into the Company’s own manufacturing process and tests its products prior to delivery.  Additionally, the Company provides training to its service technicians and seeks to mitigate its financial risks from potential failure of its equipment by maintaining property and casualty insurance coverage, which includes coverage for sudden and accidental environmental pollution.

Downturns in the oil and gas industry have had, and will likely in the future have, a negative effect on the Company’s sales and profitability.

Demand for most of the Company’s products and services, and therefore its revenues, depends to a large extent upon the level of capital expenditures related to oil and gas exploration, production, development, processing and transmission. Declines, as well as anticipated declines, in oil and gas prices could negatively affect the level of these activities, or could result in the cancellation, modification or rescheduling of existing orders. As an example, the substantial decline in oil and gas prices which began during the latter half of 2008 and continued into early 2009, combined with the constricted credit markets during that time, caused reductions in orders by the Company’s customers during 2009 which have, in certain cases, negatively impacted the Company’s 2010 and 2011 revenues and profitability.

The inability of the Company to deliver its backlog on time could affect the Company’s future sales and profitability and its relationships with its customers.

At March 31, 2011, the Company’s backlog was $4.9 billion.  The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for large subsea projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Many of the contracts the Company enters into with its customers require long manufacturing lead times and contain penalty or incentive clauses relating to on-time delivery. A failure by the Company to deliver in accordance with customer expectations could subject the Company to financial penalties or loss of financial incentives and may result in damage to existing customer relationships. Additionally, the Company bases its earnings guidance to the financial markets on expectations regarding the timing of delivery of product currently in backlog. Failure to deliver backlog in accordance with expectations could negatively impact the Company’s financial performance and thus cause adverse changes in the market price of the Company’s outstanding common stock and other publicly-traded financial instruments.

A deterioration in future expected profitability or cash flows could result in an impairment of the Company’s goodwill.

Total Cameron goodwill approximated $1.5 billion at March 31, 2011, a large portion of which was allocated to the Company’s Process Systems division, which includes the majority of the NATCO operations acquired in 2009.  As a result, any future deterioration in expected annual profitability or annual cash flows or a deterioration of expected markets served by the Company or its Process Systems division could negatively impact the estimated fair market values of both, which, if it were to occur, could increase the likelihood of a goodwill impairment charge being required.  No goodwill impairment charge was required based on the Company’s annual evaluation conducted in the first quarter of 2011.

Execution of subsea systems projects exposes the Company to risks not present in its other businesses.

Cameron is a significant participant in serving the subsea systems projects market.  This market is significantly different from the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project (iv) often involve the application of existing technology to new environments and in some cases, new technology and (v) can require significant amounts of foreign country, locally manufactured content. The Company’s subsea business unit received orders in the amount of $254.3 million during the three months ended March 31, 2011.  Total backlog for the subsea business unit at March 31, 2011 was approximately $2.1 billion.  To the extent the Company experiences unplanned efficiencies or difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be positively or negatively impacted. The Company accounts for its subsea projects, as well as separation and drilling projects, using accounting rules for construction-type and production-type contracts.  In accordance with this guidance, the Company estimates the expected margin on these projects and recognizes this margin as units are completed.  Factors that may affect future project costs and margins include the ability to properly execute the engineering and design phases consistent with our customers’ expectations, production efficiencies obtained, and the availability and costs of labor, materials and subcomponents.  These factors can significantly impact the accuracy of the Company’s estimates and materially impact the Company’s future period earnings.  If the Company experiences cost underruns or overruns, the expected margin could increase or decline.  In accordance with the accounting guidance for construction-type and production-type contracts, the Company would record a cumulative adjustment to increase or reduce the margin previously recorded on the related project in the period a change in estimate is determined.  For example, the Company recorded a charge of $51.0 million during the first quarter of 2011 related to cost overruns on one of the Company’s large subsea projects.  Continued work stoppages, labor issues and general instability in Nigeria could create further delays in performance of this project, which would have a detrimental effect on future costs and margins.  Subsea systems projects accounted for approximately 11.7% of total revenues for the three month period ended March 31, 2011.  As of March 31, 2011, the Company had a subsea systems project backlog of approximately $1.3 billion.

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

The Company’s worldwide operations expose it to economic risks and instability due to changes in economic conditions, civil unrest, foreign currency fluctuations, trade and other risks inherent to international business.

The economic risks of doing business on a worldwide basis include the following:
•	volatility in general economic, social and political conditions;
•
the effects of sanctions imposed by the United States government on transactions with Libya, where the Company has $24.9 million of unfilled orders involving equipment scheduled to be delivered to Libya and has recorded a charge in the first quarter of 2011 with respect to receivables which may be uncollectible from sales made prior to the imposition of sanctions and for impairments of certain other assets related to transactions previously entered into involving Libyan customers;

•	the effects of civil unrest on the Company’s business operations, customers and employees, such as that currently occurring in several other countries in the Middle East;
•	differing tax rates, tariffs, exchange controls or other similar restrictions;
•	changes in currency rates;
•	reductions in the number or capacity of qualified personnel.

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

The Company’s worldwide operations expose it to political risks and uncertainties.

Doing business on a worldwide basis necessarily involves exposing the Company and its operations to political risks and the need for compliance with the laws and regulations of many jurisdictions. These laws and regulations include trade regulations, economic sanctions, restrictions on repatriation of income or capital, and various anti-bribery laws, as well as local content rules and the ever-increasing regulatory burdens being imposed on the oil and gas industry in general, all of which expose the Company to potential liability.  They also include restrictions on the industry in accessing available oil and gas reserves, as was recently imposed in the U.S. Gulf of Mexico, and in drilling in environmentally sensitive areas.

Compliance with U.S. regulations on trade sanctions and embargoes poses a risk to Cameron since its business is conducted on a worldwide basis through various entities. Cameron has received a number of inquiries from U.S. governmental agencies regarding compliance with these regulations. The most recent of these inquiries was a March 25, 2009, letter from the Office of Global Security Risk of the U.S. Securities and Exchange Commission inquiring into the status of Cameron's non-U.S. entities' withdrawal from conducting business in or with Iran, Syria and Sudan, which begin in mid-2006 and has since been completed.

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

Increasingly, some of the Company’s customers, particularly the national oil companies, have required a certain percentage, or an increased percentage, of local content in the products they buy directly or indirectly from the Company.  This requires the Company to add to or expand manufacturing capabilities in certain countries that are presently without the necessary infrastructure or human resources in place to conduct business in a manner as typically done by Cameron.  This increases the risk of untimely deliveries, cost overruns and defective products.

The Company recently underwent a Focused Assessment Audit regarding compliance with U.S. customs regulations and has also received inquiries regarding its compliance with certain such laws and regulations from several other countries.

Economic conditions around the world have resulted in decreased tax revenues for many governments, which could lead to changes in tax laws in countries where the Company does business, including the United States.  Changes in tax laws could have a negative impact on the Company’s future results.

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

In December 2009, the United States Environmental Protection Agency (EPA) announced a finding under the United States Clean Air Act that greenhouse gas emissions endanger public health and welfare.  The EPA also enacted regulations in September 2009, which became effective January 1, 2010, requiring monitoring and reporting by certain facilities and companies of greenhouse gas emissions.  Carbon emission reporting and reduction programs have also expanded in recent years at the state, regional and national levels with certain countries having already implemented various types of cap-and-trade programs aimed at reducing carbon emissions from companies that currently emit greenhouse gases, such as electric power generators and utilities.

To the extent Cameron is subject to any of these or other similar proposed or newly enacted laws and regulations, the Company expects that its efforts to monitor, report and comply with such laws and regulations, and any related taxes imposed on companies by such programs, will increase the Company’s cost of doing business in certain jurisdictions, including the United States, and may require expenditures on a number of its facilities and possibly modification of certain of its compression products, which involve use of power generation equipment, in order to lower any direct or indirect emissions of greenhouse gases from those facilities and products.

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

The Company could also be impacted by new laws and regulations establishing cap-and-trade and those that might favor the increased use of non-fossil fuels, including nuclear, wind, solar and bio-fuels or that are designed to increase energy efficiency.  If the proposed or newly executed laws dampen demand for oil and gas production, they could lower spending by the Company’s customers for the Company’s products and services.

In addition, environmental concerns have been raised regarding the potential impact on underground water supplies of a procedure known as hydraulic fracturing, which involves the pumping of water and certain chemicals under pressure into a well to break apart shale and other rock formations in order to increase the flow of oil and gas embedded in these formations to the surface for recovery.  The Company provides equipment and services to companies employing this enchanced recovery technique.  Should governmental regulations be imposed that restrict this practice, the Company’s revenues and earnings could be negatively impacted.

Environmental Remediation

The Company’s worldwide operations are subject to domestic and international regulations with regard to air, soil and water quality as well as other environmental matters. The Company, through its environmental management system and active third-party audit program, believes it is in substantial compliance with these regulations.

The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the PCS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At March 31, 2011, the Company’s consolidated balance sheet included a noncurrent liability of $6.5 million for environmental matters.

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

Under the direction of its corporate Vice President of Quality, Health, Safety and Environment, Cameron has implemented a corporate “HSE Management System” based on the principles of ISO 14001 and OHSAS 18001.  The HSE Management System contains a set of corporate standards that are required to be implemented and verified by each business unit. Cameron also has developed a corporate compliance audit program to address facility compliance with environmental, health and safety laws and regulations.  The compliance program utilizes independent third party auditors to audit facilities on a regular basis specific to country, region, and local legal requirements.  Audit reports are circulated to the senior management of the Company and to the appropriate business unit.  The compliance program requires corrective and preventative actions be taken by a facility to remedy all findings of non-compliance.  Audit findings and corrective action plans are incorporated into and tracked on the corporate HSE data base.

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

In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into foreign currency forward contracts to hedge specific large anticipated receipts or disbursements in currencies for which the Company does not traditionally have fully offsetting local currency expenditures or receipts. The Company was party to a number of long-term foreign currency forward contracts at March 31, 2011. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling, valve or other equipment contracts involving the Company’s United States operations and its wholly-owned subsidiaries in Italy, Romania, Singapore and the United Kingdom. At March 31, 2011, the Company was also party to certain foreign currency forward and foreign currency option contracts, which have not been accounted for as hedges under the accounting rules for derivatives and hedging activities, involving underlying foreign currency denominated accounts recorded on the balance sheet of its wholly-owned subsidiary in Canada or anticipated foreign currency cash flows of its wholly-owned subsidiary in Italy.

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

At March 31, 2011, the Company was a party to three interest rate swaps which effectively reduce the Company’s rate on $400 million of its 6.375% fixed rate borrowings to an effective fixed interest rate of approximately 5.49% through January 15, 2012, the maturity date of all three swaps.   Each of the swaps provide for semiannual interest payments and receipts each January 15 and July 15 and provide for resets of the 3-month LIBOR rate to the then existing rate each January 15, April 15, July 15 and October 15.  At March 31, 2011, the fair value of the interest rate swaps was reflected on the Company’s consolidated balance sheet as an asset with the change in the fair value of the swaps reflected as an adjustment to the Company’s consolidated interest expense.

The Company is subject to refinancing risk on the $500.0 million principal amount of its 2.5% Convertible Debentures that have been classified in the current portion of long-term debt on its Consolidated Condensed Balance Sheet at March 31, 2011.  If the holders of the 2.5% Convertible Debentures put the debentures back to Company on June 15, 2011 as allowed under the terms of the debentures, and if the Company chooses to refinance the repayment of these debentures in whole or in part in the capital markets, prevailing interest rates at that time could have an impact on the Company’s liquidity and future interest costs.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no material changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Deepwater Horizon Matter

As described further in Note 13 of the Notes to Consolidated Condensed Financial Statements, claims for personal injury, wrongful death and property damage arising from the Deepwater Horizon incident have been and will continue to be asserted against the Company.  Additionally, claims for pollution and other economic damages, including business interruption and loss of revenue, have been, and we anticipate will continue to be, asserted against all parties associated with this incident, including the Company, BP plc and certain of its subsidiaries, the operator of Mississippi Canyon Block 252 upon which the Macondo well was being drilled, Transocean Ltd. and certain of its affiliates, the rig owner and operator, as well as other equipment and service companies. The Company has been named as one of several defendants in over 350 suits filed and presently pending in a variety of Federal and State courts, a number of which have been filed as class actions or multi-plaintiff actions.  Other defendants including BP plc, Transocean and Halliburton have asserted cross-claims against us as we have asserted such claims against them.  Most of the suits pending and presently pending in Federal courts have been consolidated into a single proceeding before a single Federal judge under the Federal rules governing multi-district litigation.  The consolidated case is styled In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico on April 20, 2010, MDL Docket No. 2179.  There are also a small number of cases filed and presently pending in state courts.  The States of Alabama and Louisiana have brought a claim for destruction of and/or harm to natural resources against those associated with this incident, including Cameron, in State of Alabama, ex. rel. Troy King, Attorney General vs. Transocean Ltd., et. al., Cause No. 2:10cv00691, U.S. Dist. Ct., M.D. Ala., and State of Louisiana vs. BP Exploration & Production , Inc., et. al. MDL No. 2179, as have a number of other local governmental entities and 3 Mexican states.  It is possible other such claims may be asserted against the Company by the United States Government (USG) and by other Gulf and/or East Coast States, whose Attorneys General have notified the Company to preserve documents in the event of a claim, and possibly by other parties.  The USG has brought suit against BP and certain other parties associated with this incident for recovery under statutes such as the Oil Pollution Act of 1990 (OPA) and the Clean Water Act, which suit has been made part of the MDL proceedings.  While the Company was not named as a defendant in this suit by the USG, BP has brought a third-party complaint for contribution under OPA against several parties associated with this incident which were not named by the USG, including the Company.

The Company has retained counsel and is, along with counsel, actively participating in the investigation into this matter and the litigation, and its attendant discovery, arising out of this matter.  Our counsel are currently evaluating the theories of recovery being relied on by the claimants and cross-claimants and the damages they are asserting as well as our defenses, both factual and legal.  Through March 31, 2011, the Company had incurred and expensed legal fees of $20.8 million, including $8.3 million during the first quarter of 2011. The Company has not accrued any amounts relating to this matter because we do not believe at the present time a loss is probable.

Item 1A. Risk Factors

The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 23 – 27 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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
Purchases pursuant to the 30,000,000-share Board authorization may be made by way of open market purchases, directly or indirectly, for the Company’s own account or through commercial banks or financial institutions and by the use of derivatives such as a sale or put on the Company’s common stock or by forward or economically equivalent transactions. Shares of common stock purchased and placed in treasury during the three-month period ended March 31, 2011 under the Board’s two authorization programs described above are as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of all repurchase programs	Maximum number of shares that may yet be purchased under all repurchase programs

1/1/11 – 1/31/11	-	$-	29,658,873	2,995,897
2/1/11 – 2/28/11	-	$-	29,658,873	2,995,897
3/1/11 – 3/31/11	-	$-	29,658,873	2,995,897
Total	-	$-	29,658,873	2,995,897

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved

N/A

Item 5. Other Information

(a)	Information Not Previously Reported in a Report on Form 8-K

None

(b)	Material Changes to the Procedures by Which Security Holders May Recommend Board Nominees.

There have been no material changes to the procedures enumerated in the Company’s definitive proxy statement filed on Schedule 14A with the Securities and Exchange Commission on March 24, 2011 with respect to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

Date: May 5, 2011	CAMERON INTERNATIONAL CORPORATION
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