Form 10-K
CAMERON INTERNATIONAL CORP
filed 2012-02-28
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant as of June 30, 2011, our most recently completed second fiscal quarter, was approximately $10,008,574,686.  For the purposes of the determination of the above statement amount only, all the directors and executive officers of the registrant are presumed to be affiliates. The number of shares of Common Stock, par value $.01 per share, outstanding as of February 10, 2012, was 246,174,030.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant’s Annual Report to Stockholders for the year ended December 31, 2011 are incorporated by reference into Parts I and II. Portions of the registrant’s 2012 Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2012 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Cameron International Corporation (Cameron or the Company) provides flow equipment products, systems and services to worldwide oil, gas and process industries through three business segments, Drilling and Production Systems (DPS), Valves & Measurement (V&M) and Process & Compression Systems (PCS).  For additional business segment information for each of the three years in the period ended December 31, 2011, see Note 15 of the Notes to Consolidated Financial Statements, which Notes are incorporated herein by reference in Part II, Item 8 of this Annual Report on Form 10-K.

Cameron’s origin dates back to 1833 with the founding of the Cooper foundry (later Cooper Industries) in Mt. Vernon, Ohio, a manufacturer of steam engines that powered industrial plants and textile and rolling mills.   With the discovery of oil and gas in the late 1800’s, Cameron’s predecessor businesses became more focused on machinery and equipment used in the exploration and production of oil and gas.  Cooper Industries’ oilfield business grew by the founding or acquisition of Ajax Iron Works (compressors), Superior (engines and compressors), Bessemer Gas Engine Company (gas engines and compressors) and much later Joy Petroleum Equipment (valves, couplings and wellheads) and Joy Industrial Compressor Group.  Cameron Iron Works (blowout preventers, ball valves, control equipment, McEvoy-Willis wellhead equipment and choke valves) was founded in 1920 in Houston, Texas and was acquired by Cooper Industries in 1989.

Cameron is a Delaware corporation and was incorporated in its current form on November 10, 1994. The Company operated as a wholly-owned subsidiary of Cooper Industries, Inc. until June 30, 1995, when it was spun-off as a separate stand-alone company and renamed Cooper Cameron Corporation, combining the former Cooper and Cameron oil and gas-related product businesses.  The Company subsequently changed its name to Cameron International Corporation in May 2006.  Since becoming a stand-alone Company, Cameron has continued its acquisition strategy, having made numerous acquisitions, including the 1996 acquisition of Ingram Cactus Company, the 1998 acquisition of Orbit Valve International, Inc., 2004’s acquisition of Petreco International, Inc., the purchase of substantially all of the businesses within the Flow Control segment of Dresser, Inc. in 2005, the acquisition of NATCO Group Inc. (NATCO) in 2009 and the purchase of LeTourneau Technologies, Inc. in 2011.  Today, Cameron is a Fortune 500 company with annual revenues of $7 billion and a workforce of approximately 22,500 employees in more than 200 legal entities spanning more than 50 countries worldwide.

The common stock of Cameron trades on the New York Stock Exchange under the symbol “CAM”.  The Company’s Internet address is www.c-a-m.com. General information about Cameron, including its Corporate Governance Principles, charters for the committees of the Company’s board of directors, Standards of Conduct, and Codes of Ethics for Management Personnel, including Senior Financial Officers and Directors, can be found in the Governance section of the Company’s website. The Company makes available on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the Exchange Act) as soon as reasonably practicable after the Company electronically files or furnishes them to the United States Securities and Exchange Commission (the SEC).  Information filed by the Company with the SEC is also available at www.sec.gov or may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information regarding operations of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

The products within this segment include surface and subsea production systems, blowout preventers (BOPs), drilling and production control systems, block valves, gate valves, actuators, chokes, wellheads, manifolds, drilling risers, top drives, mud pumps, other rig products and aftermarket parts and services.  In addition, the DPS segment designs and manufactures structural components for land and offshore drilling rigs.  The segment’s businesses also manufacture elastomers, which are used in pressure and flow control equipment and other petroleum industry applications, as well as in the petroleum, petrochemical, rubber molding and plastics industries.

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

The businesses included in this segment are as follows:

Drilling Systems –

Drilling Systems is one of the leading global suppliers of integrated drilling systems for onshore and offshore applications. Drilling equipment designed and manufactured includes ram and annular BOPs, control systems, drilling risers, drilling valves, choke and kill manifolds, diverter systems, top drives, draw works, mud pumps, other rig products and aftermarket parts and services. The products are marketed under the Cameron®, Guiberson®, H&H CUSTOM™, H&H, Melco™, LeTourneau®, Lewco®, OEM® and Townsend™ brand names.

Drilling Systems significantly enhanced its product offerings to its customers with the late 2011 acquisition of LeTourneau Technologies, Inc. (LeTourneau) from Joy Global Inc.  LeTourneau provides drilling equipment and rig designs and components for both the land and offshore rig markets.  LeTourneau’s products include elevating systems, skidding systems, cranes, top drives, rotary tables, draw works, mud pumps and rig control and power systems.

Although Drilling Systems continues to be a primary supplier of BOPs and related equipment to the drilling industry, customer demand has changed during the last few years.  Newbuild semi-submersible drilling rig and drillship orders peaked during the 2006 – 2008 period and declined through 2010.  Order rates recovered for floating drilling rigs in 2011 as did orders for bottom-supported jack-up rigs.  Additionally, land drilling has been bolstered recently by increased investment in unconventional markets like the major shale areas in North America and higher activity levels in the Middle East, Caspian and Far East.  In April 2010, the drilling rig Deepwater Horizon experienced an explosion and fire, resulting in bodily injuries and loss of life, loss of the rig, and an unprecedented discharge of hydrocarbons into the Gulf of Mexico.  This tragic incident has caused drilling contractors and operators, both on land and in deepwater environments, to turn to original equipment manufacturers (OEMs) for service, equipment repair and related parts, in many cases to re-certify BOP stacks back to OEM specifications or for new equipment to replace on aging fleet.   Drilling Systems has recently recorded record levels of bookings with orders for new equipment during 2011 tripling from 2010 levels and aftermarket bookings up more than 70% from last year.

Drilling Systems had previously initiated an expansion of its global aftermarket capabilities, and with the renewed industry emphasis on safety and enhanced focus on use of OEMs, allocated more than $60 million in capital spending during 2011 to meet increased customer demand.  In recent periods, aftermarket capacity has been added to facilities in Houston, Odessa and Brookshire (all in Texas) and Berwick, LA, and a new facility was added in Oklahoma.  Additional capacity expansions are currently under way in Aberdeen, Scotland; Beziers, France; the Middle East, Brazil, Malaysia and Singapore.

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

Cameron, which has a global base of installed equipment and an aftermarket presence in virtually every major hydrocarbon-producing region around the world, is the industry’s largest provider of surface production equipment.  Land rig count in the North American markets rebounded dramatically during 2010 and has continued to even higher levels in 2011, driven by multiple unconventional gas developments in the United States. These factors contributed to record levels of bookings for this business in 2011, up more than 20% from 2010.  Surface Systems incurred almost $140 million in capital spending during 2011, mainly to increase its ability to provide solutions and services to the unconventional resource markets in North America.  In recent periods, Surface Systems has also added new sales and aftermarket facilities in the Marcellus, Eagle Ford and Haynesville shale regions, and committed additional resources to the growing Bakken shale play.  In order to further enhance its product offerings to the Brazilian market, the Company acquired Vescon Equipamentos Industrias Ltda. in 2011.  The Company is also continuing to expand its capabilities in Iraq.

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

While new equipment orders in 2011 were relatively constant with 2010, aftermarket orders were up 27% in this business compared to last year.  Recent investments to enhance the Company’s capacity include a $65 million expansion of the Subsea Systems facility in Malaysia, which was completed in early 2010, the establishment of a new aftermarket base in Perth to better serve customers in Western Australia and expansion of the Company’s facilities in Luanda, Angola and Onne Port, Nigeria to provide local manufacture and assembly of equipment for use in West Africa.  Plans are also underway for a $30 million investment in a 34,000-square meter aftermarket facility that will open in China in 2012 to support existing and future projects in the South China Sea.

Flow Control –

Flow Control provides chokes, actuators, gears, valve accessories and automation solutions to other Cameron businesses, as well as to other industry manufacturers and directly to end users under such brand names as Cameron®, Dynatorque™, Ledeen®, Maxtorque™, Test™ and Willis®.

Recent activities to expand the Flow Control business included the 2009 acquisition of Maxtorque, adding high performance quarter-turn and multi-turn gear operators for motorized and manual applications, overrides and engineered activation solutions, as well as the 2009 acquisition of NATCO, which added Test Automation to the division’s offerings of activation equipment and automation technology solutions.  During 2010, Flow Control also expanded its subsea Chemical Injection Metering Valve (CIMV) product line, introducing a High-Flow CIMV.  Its non-invasive, ultrasonic metering technology makes it the first CIMV of its type available in the market.  After entering this market in 2008, Flow Control now offers an industry-leading range of CIMVs.

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

Products include gate valves, ball valves, butterfly valves, Orbit® valves, double block & bleed valves, plug valves, globe valves, check valves, actuators, chokes and aftermarket parts and services, as well as measurement products such as totalizers, turbine meters, flow computers, chart recorders, ultrasonic flow meters and sampling systems.

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

V&M experienced record orders and revenues during 2011 due mainly to higher activity levels, particularly in North America, largely as a result of unconventional resource opportunities which have expanded the need for valves on pipelines and other equipment.

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

Engineered Valves –

Engineered Valves provides a full range of highly customized ball, gate and check valves serving the oil and gas production, pipeline, subsea and liquefied natural gas (LNG) markets. Products are marketed under the brand names Cameron®, Entech™, Grove®, Ring-O®, TK® and Tom Wheatley®.  A large increase in Canadian oil production, additional infrastructure investment in unconventional gas opportunities in the United States and increased investment in oil and gas production facilities and pipelines internationally led to sizeable increases in orders during 2010 and 2011.

Process Valves –

Process Valves provides valves under the brand names of General Valve®, Orbit®, TBV™ and WKM®  for use in critical service applications that are often subject to extreme temperature conditions, particularly in refinery, power generation (including nuclear), chemical, petrochemical, gas processing and liquid storage terminal  markets, including LNG.  The current general economic recovery, which is driving demand for processed gas and hydrocarbons, and continued investment in LNG liquefaction capacity in certain international markets contributed to higher order rates for process valves in both 2011 and 2010.

Measurement Systems –

Measurement Systems designs, manufactures and distributes measurement products, systems and solutions to the global oil and gas, process and power industries. The group’s main product brand names include Barton®, Caldon®, Clif Mock™, Jiskoot™, Linco™, Nuflo™ and PAAI™.  Recovery in the North American upstream drilling and production markets led to increased orders and sales of Measurement Systems products during 2011.  The November 2009 acquisition of NATCO, which added the Linco and PAAI brands, has also allowed Measurement Systems to take advantage of the growing oil production markets in liquid custody transfer measurement applications.

Aftermarket Services –

Aftermarket Services provides preventative maintenance, OEM spare parts, repair, field service, asset management and remanufactured products for valves and actuators.  The Division operates service centers in strategically situated locations around the world. During 2009, Aftermarket Services significantly expanded its capabilities for total valve management services for the Australian and Southeast Asia markets with the acquisition of Geographe.  As a result of increased demands for service and maintenance of equipment and facilities by the Company’s customers during 2011, orders and revenue increases were generated from service centers in North America and the Asia-Pacific region.

Process & Compression Systems Segment

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

Recent acquisitions and increased market activity levels have allowed this segment to reach record levels of orders and revenues in 2011.

The businesses included in this segment are as follows:

Process Systems –

The completion of the NATCO acquisition in 2009 expanded the size, product offerings and global reach of Cameron’s separation and processing business.  The process systems businesses provide custom-engineered process packages to oil and gas majors, national oil companies, independent operators and engineering, procurement and construction companies worldwide for separation and treatment of oil, gas, water and solids.  Products offered include separators, heaters, dehydration and desalting units, gas conditioning units, membrane separation systems, water processing systems and aftermarket parts and services.  PCS markets its process systems products under the Cameron®, Consept™, Cynara®, Hydromation®, KCC™, Metrol®, Mozley™, NATCO®, Petreco®, Porta-test®, Unicel™, Vortoil® and Wemco® brand names.

During 2009, the Company relocated its Technology Center from Tulsa, Oklahoma to Houston, Texas to better facilitate and support many industry partnerships and product development programs with customers.

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

Reciprocating Compression also provides global support for its products and maintains sales and service offices in key international locations. For the year ended December 31, 2011, approximately 60% of the Reciprocating Compression revenues were generated by sales of aftermarket parts and services in support of the Company’s worldwide installed base of compression equipment.

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

The market beyond North America continues to be of greater importance to Cameron, accounting for approximately 55% or more of Cameron’s revenues for each of the three years in the period ended December 31, 2011.   The desire to expand oil and gas resources and transmission capacity in developed and developing countries, for both economic and political reasons, continues to be a major factor affecting market demand. Additionally, establishment of industrial infrastructure in the developing countries will necessitate the growth of basic industries that require plant air and process compression equipment. Production and service facilities in North and South America, Europe, the Far and Middle East and West Africa provide the Company with the ability to serve the global marketplace.

Based upon the Company’s broad portfolio of products, the Company has a significant presence in the offshore oil and gas drilling, production and infrastructure market.  Cameron provides BOPs, drilling and production risers, subsea production systems, oil and gas separation equipment, chokes, valves and compression equipment to the offshore market.  In fact, six of the Company’s eleven divisions participate in this market.  Approximately 32% of the Company’s 2011 revenue was derived from the deepwater market.

Cameron is also a significant participant in serving the subsea systems projects market.  This market is significantly different from the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and in some cases, new technology. The Company’s subsea business unit received orders of nearly $1.2 billion during 2011.  Total backlog for the subsea business unit at December 31, 2011 was approximately $1.8 billion.  To the extent the Company cannot perform as planned or meet the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be positively or negatively impacted.  As of December 31, 2011, the Company had a subsea systems project backlog of approximately $1.2 billion.  For additional information, see the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cameron International Corporation” incorporated by reference in Part II, Item 7 of this Annual Report on Form 10-K and incorporated herein by reference.

Also, see Part I, Item 1A for a discussion of other risk factors, some of which are market related, that could affect the Company’s financial condition and future results.

New Product Development

For the years ended December 31, 2011, 2010 and 2009, the Company incurred research and product development costs, including costs incurred on projects designed to enhance or add to its existing product offerings, totaling approximately $60.6 million, $55.2 million and $43.3 million, respectively.  DPS accounted for 59%, 59% and 46% of each respective year’s total costs.

During 2010, Cameron received an order from an oil and gas operator for the design, test and manufacture of the world’s first 13⅝” 25,000-psi BOP stack for use in a high-pressure application in the Gulf of Mexico.  This new BOP was delivered to the customer in late 2011.

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

Cameron’s Subsea Systems division made the initial deployment of its all-electric subsea production system, CameronDC™, in late 2008 in Total’s K5F field in the Dutch North Sea.  This system has operated for more than three years on two producing gas wells.  The performance to date has confirmed the viability of the technology.  A second generation version of CameronDC was launched during 2011, based on the experience derived from the initial deployment.  In addition, the CameronDC process has yielded a spin-off product development, the Omni-Choke™, introduced during 2010.  The Omni-Choke provides the benefits and functionality of electric actuation as employed in CameronDC, but can be used in both new and existing applications with virtually any traditional controls system.  Another recent offering from the Subsea Systems division is the Multiple Application Reinjection System (MARS™), a unique well intervention system that serves as an interface between subsea production trees and a variety of processing equipment.  The flexibility of the MARS system to address production and well intervention needs on both new and existing fields provides increased operational efficiency to the operator.  This is accomplished by providing a more economical alternative to drill rig intervention for things such as chemical injection, fluid sampling, and other technologies that maintain and increase production through the life of a reservoir.  The technology continues to be adopted by clients worldwide with over 90 units sold, including 10 in 2011, for a variety of applications.

Product innovations during 2010 by Cameron’s Flow Control division included the development of the first 25,000-psi-rated surface production choke and a large-bore (8-inch) subsea insert retrievable choke.  Both products complement production tree solutions for key Cameron projects.

With the 2009 acquisition of NATCO, Cameron’s process systems businesses added NATCO’s unique CO2 membrane separation technology to its current product offerings and continued to make significant investments during 2010 and 2011 to increase the efficiency and reduce the size of these applications for the offshore market.

Competition

Cameron competes in all areas of its operations with a number of other companies, some of which have financial and other resources comparable to or greater than those of Cameron.

Cameron has a leading position in the petroleum production equipment markets. In these markets, Cameron competes principally with Aker Solutions, Balon Corporation, Circor International, Inc., Dover Corporation, Dril-Quip, Inc., Emerson Process Management, FlowServ Corp., FMC Technologies, Inc., GE Oil & Gas Group, Master Flo (a Stream-Flo Industries Ltd. company), National Oilwell Varco Inc., PBV-USA, Inc. (a Zy-Tech Global Industries company), Petrovalve (a Flotek Industries, Inc. company), Pibiviese, Robbins & Myers Fluid Management Group, SPX Corporation’s Flow Technology Segment, Tyco International Ltd. and the Artificial Lift Systems business of Weatherford, Ltd.

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

Major Customers

During 2011 and 2009, no individual customer accounted for more than 10% of the Company’s consolidated revenues.  Largely as a result of major subsea project activity levels, revenue from BP p.l.c. and its consolidated subsidiaries accounted for approximately 12% of the Company’s consolidated 2010 revenues.

Backlog

Cameron’s backlog was approximately $6.0 billion at December 31, 2011 (approximately 81% of which is expected to be shipped during 2012), as compared to $4.8 billion at December 31, 2010, and $5.2 billion at December 31, 2009.  Backlog consists of customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled.

Patents, Trademarks and Other Intellectual Property

As part of its ongoing research, development and manufacturing activities, Cameron has a policy of seeking patents when appropriate on inventions involving new products and product improvements. Cameron owns 345 unexpired United States patents and 847 unexpired foreign patents. During 2011, 64 new U.S. and 53 new foreign patent applications were filed.

Although in the aggregate these patents are of considerable importance to the manufacturing of many of its products, Cameron does not consider any single patent or group of patents to be material to its business as a whole.

Trademarks are also of considerable importance to the marketing of Cameron’s products. Cameron considers the following trade names to be material to its business as a whole: CAMERON, COOPER-BESSEMER, AJAX, WILLIS, W-K-M, NATCO and LeTourneau. Other important trademarks used by Cameron are included under “Markets and Products” above.  Cameron has registered trademarks in countries where such registration is deemed important.

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

Employees

As of December 31, 2011, Cameron had approximately 22,500 employees, of which nearly 17% were represented by labor unions. Approximately 1,536 of these employees are covered by contracts expiring in 2012.   In Italy, the Company has approximately 750 employees at its facilities with contracts expiring by the end of 2012.

The Company entered into a number of new agreements during 2011, none of which were significant.

Executive Officers of the Registrant

Name and Age	Present Principal Position and Other Material Positions Held During Last Five Years

Jack B. Moore (58)
Chairman of the Board of Directors since May 2011.  President and Chief Executive Officer since April 2008.  President and Chief Operating Officer from January 2007 to March 2008. Senior Vice President from July 2005 to December 2006.  Vice President from May 2003 to July 2005.  President, Drilling and Production Systems segment from July 2002 to December 2006.  Vice President and General Manager, Cameron Western Hemisphere from July 1999 to July 2002.  Vice President Western Hemisphere Operations, Vice President Eastern Hemisphere, Vice President Latin American Operations, Director Human Resources, Director Market Research and Director Materials of Baker Hughes Incorporated from 1976 to July 1999.  Serves on the board of directors of the American Petroleum Institute (API), National Ocean Industries Association (NOIA), Greater Houston Partnership, Spindletop, the University of Houston Bauer College of Business, and Memorial Drive United Methodist Church.

John D. Carne (63)
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

William C. Lemmer (67)
Senior Vice President and General Counsel since May 2008, Senior Vice President, General Counsel and Secretary from July 2007 to May 2008. Vice President, General Counsel and Secretary from July 1999 to July 2007. Vice President, General Counsel and Secretary of Oryx Energy Company from 1994 to March 1999.

Charles M. Sledge (46)
Senior Vice President and Chief Financial Officer since November 2008.  Vice President and Chief Financial Officer from April 2008 to November 2008.  Vice President and Corporate Controller from July 2001 to March 2008. Senior Vice President, Finance and Treasurer from 1999 to June 2001, and Vice President, Controller from 1996 to 1999, of Stage Stores, Inc., a chain of family apparel stores.

James E. Wright (58)
Senior Vice President since March 2010.  President, Valves & Measurement segment since January 2007.  President, Distributed and Process Valves divisions from December 2005 to December 2006. Vice President and General Manager, Distributed Products from August 2002 to December 2005. Vice President and General Manager, North America Pipeline and Distributor Products from June 2001 to August 2002 and Vice President Marketing and North American Sales for Valves & Measurement from August 1998 to June 2001.

Joseph H. Mongrain (54)
Vice President, President of Process & Compression Systems segment since August 2010.  Vice President, Human Resources from June 2006 to August 2010.  Director, Human Resources, Schlumberger, Data and Consulting from May 2004 to May 2006 and Director, Human Resources, Schlumberger, North and South America from January 2001 to April 2004.

Roslyn R. Larkey (53)
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

Christopher A. Krummel (43)
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

ITEM 1A. RISK FACTORS

The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 43 to 46 in the 2011 Annual Report to Stockholders is incorporated herein by reference.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the SEC staff at the time of filing of this Form 10-K.

ITEM 2. PROPERTIES

The Company currently operates facilities ranging in size from approximately 160 square feet to approximately 1,243,000 square feet.  In addition to its manufacturing facilities, the Company also owns and leases warehouses, distribution centers, aftermarket and storage facilities, sales and administrative offices. The Company leases its corporate headquarters office space and space for the DPS, V&M and PCS division headquarters in Houston, Texas.

 The Company manufactures, markets and sells its products and provides services throughout the world, operating facilities in numerous countries. At December 31, 2011, the significant facilities used by Cameron throughout the world for manufacturing, distribution, aftermarket services, machining, storage, warehousing, sales and administration contained an aggregate of approximately 16,281,000 square feet of space, of which approximately 9,319,000 square feet (57%) was owned and approximately 6,962,000 (43%) was leased.  Of this total, approximately 9,491,000 square feet of space (58%) is located in the Western Hemisphere, approximately 4,088,000 square feet of space (25%) is located in the Eastern Hemisphere, approximately 2,085,000 square feet of space (13%) is located in Asia Pacific and the Middle East and approximately 617,000 square feet of space (4%) is located in West Africa. The table below shows the number of significant operating manufacturing, warehouse, distribution and aftermarket facilities and sales and administrative offices by business segment and geographic area. DPS and V&M share space in certain facilities and, thus, are being reported together.

	Western Hemisphere	Eastern Hemisphere	Asia/Pacific and Middle East	West Africa	Total
DPS and V&M	155	46	58	11	270
PCS	70	6	9	–	85
Corporate	2	5	–	–	7
	227	57	67	11	362

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

       Deepwater Horizon Matter

A blowout preventer (“BOP”) originally manufactured by the Company and delivered in 2001, and for which the Company was one of the suppliers of spare parts and repair services, was deployed by the drilling rig Deepwater Horizon when the rig experienced an explosion and fire resulting in bodily injuries and loss of life, the loss of the rig, and an unprecedented discharge of hydrocarbons into the Gulf of Mexico.

The Company was named as one of a number of defendants in over 350 suits asserting claims for personal injury, wrongful death, property damage, pollution and economic damages.  Most of these suits were consolidated into a single proceeding before a single Federal judge under rules governing multi-district litigation.  The consolidated case is styled: In Re: Oil Spill by the Oil Rig “Deep Water Horizon” in the Gulf of Mexico on April 20, 2010, MDL Docket No. 2179.  In addition, the defendants, including BP p.l.c. and certain of its subsidiaries, the operator and lease holder of Mississippi Canyon Block 252, Transocean Ltd. and certain of its affiliates, the rig owner and operator, Halliburton and the Company all asserted cross-claims against each other.  There are also a small number of cases filed in state courts which were not made part of the MDL proceedings.  The States of Alabama and Louisiana brought a claim for destruction of and/or harm to natural resources against those associated with this incident, including Cameron. The United States brought suit against BP and certain other parties associated with this incident for recovery under statutes such as the Oil Pollution Act of 1990 (OPA) and the Clean Water Act, which suit has been made part of the MDL proceedings.  The Company was not named as a defendant in this suit.  A shareholder derivative suit, Berzner vs. Erikson, et al., Cause No. 2010-71817, 190th District Court of Harris County, Texas, has been filed against the Company’s directors in connection with this incident and its aftermath alleging the Company’s directors failed to exercise their fiduciary duties regarding the safety and efficacy of its products.

On December 15, 2011, the Company entered into an agreement with BP Exploration and Production Inc. (BPXP), guaranteed by BP Corporation North America Inc., pursuant to which BPXP agreed to indemnify the Company for any and all current and future compensatory claims and to pay on behalf of the Company any and all such claims associated with or arising out of the Deepwater Horizon incident the Company otherwise would have been obligated to pay, including claims arising under the Oil Pollution Act, claims for natural resource damages and associated damage-assessment costs, and other claims arising from third parties.  The agreement does not provide indemnification of the Company against any fines, penalties, punitive damages or certain other potential non-compensatory claims levied on or awarded against Cameron individually, none of which Cameron presently considers to be a material financial risk.

Under the terms of the agreement, in return for this indemnity and obligation to pay, as well as a mutual release of claims, the Company paid $250 million to BPXP in January 2012, approximately $167.5 million of which was funded by Cameron’s insurers.

Through December 31, 2011, the Company expensed legal fees of $73.2 million, including $13.9 million for estimated future costs of defense.  The Company is pursuing claims for an additional $50 million against one insurer which did not consent to and participate in the funding of the indemnity and settlement agreement.

 Other Litigation

The Company has been and continues to be named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits. At December 31, 2011, the Company’s consolidated balance sheet included a liability of approximately $8.9 million for such cases. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Tax Contingencies

The Company has legal entities in over 50 countries. As a result, the Company is subject to various tax filing requirements in these countries. The Company prepares its tax filings in a manner which it believes is consistent with such filing requirements. However, some of the tax laws and regulations to which the Company is subject require interpretation and/or judgment. Although the Company believes the tax liabilities for periods ending on or before the balance sheet date have been adequately provided for in the financial statements, to the extent a taxing authority believes the Company has not prepared its tax filings in accordance with the authority’s interpretation of the tax laws and regulations, the Company could be exposed to additional taxes.

Environmental Matters

The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the PCS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which have been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At December 31, 2011, the Company’s consolidated balance sheet included a noncurrent liability of approximately $5.6 million for environmental matters.

In 2001, the Company discovered that contaminated underground water from the former manufacturing site in Houston referenced above had migrated under an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners. Concerns over the impact on property values of the underground water contamination and its public disclosure led to a number of claims by homeowners.  The Company has settled these claims, primarily as a result of the settlement of a class action lawsuit, and is obligated to reimburse 197 homeowners for any diminution in value of their property due to contamination concerns at the time of the property’s sale.

Based upon 2009 testing results of monitoring wells on the southeastern border of the plume, the Company notified 33 homeowners whose property is adjacent to the class area that their property may be affected.  The Company is taking remedial measures to prevent these properties from being affected.

The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements as well as any possible new claims that may be filed with respect to this underground water contamination will not have a material adverse effect on its financial position or results of operations. The Company’s consolidated balance sheet included a liability of approximately $11.9 million for these matters as of December 31, 2011.

Other Contingencies

The Company has been assessed with approximately $51.0 million of additional customs duties, penalties and interest by the government of Brazil as a result of the current customs audit for the years 2003-2010. The Company has identified numerous errors in the assessment, the government has not provided appropriate supporting documentation for the assessment, and the Company believes a vast majority of this assessment will ultimately be proven to be incorrect.  As a result, the Company currently expects no material adverse impact on its results of operations or cash flows as a result of the ultimate resolution of this matter.  No amounts have been accrued for this assessment as of December 31, 2011 as no loss is currently considered probable.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Cameron International Corporation, par value $.01 per share, is traded on the New York Stock Exchange (“NYSE”) under the symbol CAM. No dividends were paid during 2011 or 2010.

The trading activity during 2011 and 2010 was as follows:

	Price Range ($)
	High	Low	Last
2011
First Quarter	$63.16	$47.66	$51.10
Second Quarter	57.85	42.75	50.29
Third Quarter	58.50	41.54	41.54
Fourth Quarter	55.15	38.77	49.19

	Price Range ($)
	High	Low	Last
2010
First Quarter	$45.43	$35.98	$42.86
Second Quarter	47.44	31.86	32.52
Third Quarter	44.50	31.42	42.96
Fourth Quarter	51.71	41.34	50.73

As of February 10, 2012, the approximate number of stockholders of record of Cameron common stock was 961.

Information concerning securities authorized for issuance under stock-based compensation plans is included in Note 9 of the Notes to Consolidated Financial Statements, which notes are incorporated herein by reference in Part II, Item 8 hereof.

In December 2011, the Board of Directors adopted a resolution allowing for the repurchase of shares of the Company’s common stock up to an amount of $500.0 million.  This authorization superceded and replaced all previous authorizations.  The Company, under this authorization, may purchase shares directly or indirectly by way of open market transactions or structured programs, including the use of derivatives, for the Company’s own account or through commercial banks or financial institutions.

Shares of common stock purchased and placed in treasury during the three months ended December 31, 2011 under the Board’s authorization program described above were as follows:

Period	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of repurchase program	Maximum number of shares that may yet be purchased under repurchase program(1)
10/1/11 - 10/31/11	−	$	−	−	−
11/1/11 - 11/30/11	−	$	−	−	−
12/1/11 - 12/31/11	49,000		$49.15	49,000	10,115,687
Total	49,000		$49.15	49,000	10,115,687

(1)	Based upon December 31, 2011 stock price

ITEM 6. SELECTED FINANCIAL DATA

The information set forth under the caption “Selected Consolidated Historical Financial Data of Cameron International Corporation” on page 83 in the 2011 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cameron International Corporation” on pages 29 to 48 in the 2011 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information for this item is set forth in the section entitled “Market Risk Information” on pages 47 to 48 in the 2011 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and the independent registered public accounting firm’s reports set forth on pages 49 to 82 in the 2011 Annual Report to Stockholders are incorporated herein by reference:

Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

Consolidated Results of Operations for each of the three years in the period ended December 31, 2011.

Consolidated Balance Sheets as of December 31, 2011 and 2010.

Consolidated Cash Flows for each of the three years in the period ended December 31, 2011.

Consolidated Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2011.

Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) The Company carried out an evaluation, under the supervision and with the participation of the Company’s Sarbanes-Oxley Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2011.   In conducting management’s evaluation of the effectiveness of the Company’s internal controls over financial reporting, LeTourneau Technologies, Inc. and four other businesses acquired during 2011 for a total purchase price of $421.3 million were excluded.  These operations constituted less than 2% of the Company’s consolidated revenues and income before income taxes and less than 10% of total and net assets as of and for the year ended December 31, 2011.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(d) Changes in Internal Control over Financial Reporting – There were no changes made in the Company’s internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, apart from the acquisition of LeTourneau Technologies, Inc. described above.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Section 16(a) compliance, the Audit Committee, the Company’s Code of Business Ethics and Ethics for Directors, shareholder nominating procedures and background of the directors appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance",  "Election of Directors", and “Security Ownership of Management” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information concerning "Executive Compensation" required by Item 11 shall be included in the Proxy Statement to be filed relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" required by Item 12 shall be included in our Proxy Statement to be filed relating to the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning the Company's "Policy on Related Person Transactions" and "Director Independence" required by Item 13 shall be included in our Proxy Statement to be filed relating to the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning "Principal Accounting Firm Fees" required by Item 14 shall be included in the Proxy Statement to be filed relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1) Financial Statements:

   All financial statements of the Registrant as set forth under Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Cameron International Corporation

We have audited the consolidated financial statements of Cameron International Corporation (the Company) as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and have issued our report thereon dated February 27, 2012 (incorporated by reference in this Form 10-K).  Our audits also included the financial statement schedule included in Item 15(a)(2) of this Form 10-K.  This schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Houston, Texas
February 27, 2012

Schedule II - Valuation and Qualifying Accounts
(dollars in millions)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (a)	Translation	Balance at end of period

YEAR ENDED DECEMBER 31, 2011:
Allowance for doubtful accounts	$14.0	$1.0	$0.3	$(5.2)	$(0.2)	$9.9
Allowance for obsolete and excess inventory	$68.0	$18.8	$2.0	$(6.0)	$(0.9)	$81.9
YEAR ENDED DECEMBER 31, 2010:
Allowance for doubtful accounts	$15.8	$(0.4)	$0.8	$(1.5)	$(0.7)	$14.0
Allowance for obsolete and excess inventory	$58.9	$15.0	$3.9	$(9.2)	$(0.6)	$68.0
YEAR ENDED DECEMBER 31, 2009:
Allowance for doubtful accounts	$9.6	$4.6	$4.8	$(3.8)	$0.6	$15.8
Allowance for obsolete and excess inventory	$49.6	$15.2	$(0.3)	$(7.3)	$1.7	$58.9
___________
(a)	Write-offs of uncollectible receivables, deductions for collections of previously reserved receivables and write-offs of obsolete inventory.

All other financial schedules are not required under the related instructions, or are inapplicable and therefore have been omitted.

(3)  Exhibits:

Exhibit Number	Exhibit Index Description

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

3.5	Third Amended and Restated Bylaws of Cameron International Corporation, filed as Exhibit 3.5 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

3.6	First Amendment to Third Amended and Restated Bylaws of the Company, filed as Exhibit 3.1 to the Current Report on Form 8-K filed February 19, 2010, and incorporated herein by reference.

3.7	Second Amendment to Third Amended and Restated Bylaws of the Company, filed as Exhibit 3.7 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

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

4.0	Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 4, 1998 (Registration Statement No. 333-51705), and incorporated herein by reference.

4.1
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

10.11
Fourth Amendment to the Cameron International Corporation Retirement Savings Plan, as Amended and Restated effective January 1, 2008, filed as Exhibit 10.43 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.12*	Fifth and Sixth Amendments to the Cameron International Corporation Retirement Savings Plan, as Amended and Restated effective January 1, 2008.

10.13
Merger of the NATCO Group Profit Sharing And Savings Plan with and into the Cameron International Corporation Retirement Savings Plan, effective March 17, 2010, filed as Exhibit 10.49 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.14
Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective January 1, 2008, filed as Exhibit 10.21 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.15
First through Third Amendments to the Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective January 1, 2008, filed as Exhibit 10.22 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10. 16
Fourth Amendment to the Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective January 1, 2008, filed as Exhibit 10.44 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.17*	Fifth and Sixth Amendments to the Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective January 1, 2008.

10.18	The Company's Deferred Compensation Plan for Non-Employee Directors, filed as Exhibit 10.41 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.19
The Company's Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2003.

10.20
 Sixth Amendment to the Company's Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Company's Proxy Statement for the Annual meeting of Stockholders held on May 8, 2003.

Exhibit Number	Exhibit Index Description

10.21
Seventh Amendment to the Company's Long-Term Incentive Plan, as Amended and Restated, filed as Exhibit 10.44 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.22	The Company's Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

10.23
First Amendment to the Company's Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.43 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.24	The Company’s Non Qualified Deferred Compensation Plan, effective January 1, 2008, (Exhibit 4.2 to Registration Statement on Form S-8 No. 333-156712), incorporated herein by reference

10.25
Amended and Restated Management Incentive Compensation Plan of the Company, incorporated herein by reference to the Company’s 2005 Proxy Statement for the Annual Meeting of Stockholders held on May 5, 2005.

10.26	The Company's 2005 Equity Incentive Plan, Amended and Restated as of February 18, 2009, filed as an Appendix to the Company's 2009 Proxy Statement, and incorporated herein by reference.

10.27	Seventh Amendment to the Company’s 2005 Equity Incentive Plan, Amended and Restated, filed as Exhibit 10.16 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.28	Eighth Amendment to the Company’s 2005 Equity Incentive Plan, Amended and Restated, filed as Exhibit 10.17 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.29	Ninth Amendment to the Company’s 2005 Equity Incentive Plan, Amended and Restated, effective May 3, 2011, filed as Appendix B in the 2011 Proxy Statement, and incorporated herein by reference.

10.30	Change in Control Policy of the Company, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of the Company, and incorporated herein by reference.

10.31
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

10.32
Form of Change in Control Agreement, effective June 16, 2009, by and between the Company and Mr. H. Keith Jennings, filed as Exhibit 10.52 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.33
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

10.36
Form of Indemnification Agreement, effective February 7, 2005, by and between the Company and Peter J. Fluor, filed as Exhibit 10.23 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.37
Form of Indemnification Agreement, effective July 1, 2008, by and between the Company and Douglas L. Foshee, filed as Exhibit 10.24 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.38
Form of Indemnification Agreement, effective June 12, 2009, by and between the Company and Jon Erik Reinhardsen, filed as Exhibit 10.28 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.39
Form of Indemnification Agreement, effective August 13, 2007, by and between the Company and William C. Lemmer, Joseph H. Mongrain and James E. Wright, filed as Exhibit 10.50 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.40
Form of Indemnification Agreement, effective January 1, 2011, by and between the Company and Jeffrey G. Altamari, John C. Bartos, John D. Carne, Mark L. Carter, Glenn J. Chiasson, Gary Devlin, Brad Eastman, Kevin Fleming, Hal J. Goldie, Gary M. Halverson, Grace B. Holmes, H. Keith Jennings, Christopher A. Krummel, Amber Macksey, Jack B. Moore, Edward E. Roper, Owen Serjeant, Charles M. Sledge, Stuart Taylor, Stephen P. Tomlinson and Edward E. Will, filed as Exhibit 10.51 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.41*	Form of Indemnification Agreement, effective October 18, 2011, by and between the Company and Rodolfo Landim.

10.42
Credit Agreement, dated as of April 14, 2008, among the Company and certain of its subsidiaries and the banks named therein and JPMorgan Chase Bank, N.A., as agent, filed as Exhibit 10.1 to the Current Report on Form 8-K dated April 14, 2008, of the Company, and incorporated herein by reference.

10.43
Credit Agreement, dated October 15, 2010, among the Company and certain of its subsidiaries and the banks named therein and Citibank, N.A., filed as Exhibit 10.42 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.44
Second Amendment to Credit Agreement dated as of June 6, 2011, among the Company and certain of its subsidiaries and the banks named therein and Citibank, N.A., filed as Exhibit 10.1 on Form 8-K filed June 10, 2011, and incorporated herein by reference.

10.45
Form of Stock Option Agreement for grants dated November 22, 2004, under the Company’s Long-Term Incentive Plan, filed as an exhibit to a Form 8-K on January 18, 2005, and incorporated herein by reference.

10.46	Form of Stock Option Agreement for grants dated November 10, 2005, filed as Exhibit 10.47 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.47	Form of Stock Option Agreement for stock options granted on after April 1, 2009, filed as Exhibit 10.30 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.48	Form of Grant Agreement for Stock Options granted on or after October 20, 2010, filed as Exhibit 10.39 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.49*	Form of Amendment dated October 20, 2010 to Stock Options Agreement.

10.50
Form of Restricted Stock Unit Agreement for Restricted Stock Units granted on or after November 13, 2008 filed as Exhibit 10.31 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.51	Form of Restricted Stock Unit Agreement for Restricted Stock Units granted on or after April 1, 2009, filed as Exhibit 10.32 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

Exhibit Number	Exhibit Index Description

10.52
Form of Restricted Stock Unit Agreement for Restricted Stock Units granted on or after November 19, 2009, filed as Exhibit 10.33 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.53	Form of Grant Agreement for Restricted Stock Units granted on or after October 20, 2010, filed as Exhibit 10.40 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.54
Form of Grant Agreement for Restricted Stock Units for Executive Officers granted on or after October 20, 2010, filed as Exhibit 10.41 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.55*	Form of Grant Agreement for Restricted Stock Units granted on or after November 16, 2011.

10.56*	Form of Grant Agreement for Restricted Stock Units for Executive Officers granted on or after November 16, 2011.

10.57*	Form of Grant Agreement for Performance-Based Restricted Stock Units granted on or after January 1, 2011.

10.58	NATCO Group, Inc. 1998 Employee Stock Option Plan, filed as Exhibit 10.3 to NATCO’s Proxy Statement on Form S-1 (No. 333-48851), and incorporated herein by reference.

10.59	NATCO Group, Inc. 2001 Stock Incentive Plan, filed as Appendix B to NATCO’s Proxy Statement dated May 24, 2001, and incorporated herein by reference.

10.60	NATCO Group, Inc. 2004 Stock Incentive Plan, filed as Appendix B to NATCO’s Proxy Statement dated May 27, 2004, and incorporated herein by reference.

10.61
NATCO Group, Inc. 2006 Long-Term Incentive Compensation Plan, as Amended and Restated, filed as Exhibit 10.1 to NATCO’s Quarterly Report on Form 10-Q for quarter ended June 30, 2006 , and incorporated herein by reference.

13.1*	Portions of the 2011 Annual Report to Stockholders are included as an exhibit to this report.

14.1	Code of Business Conduct and Ethics for Directors filed as Exhibit 14.1 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

14.2	Amendment to the Code of Business Conduct and Ethics for Directors, filed as Exhibit 14.1 to the Current Report on Form 8-K filed July 14, 2009, and incorporated herein by reference.

14.3	Amendment to the Code of Business Conduct and Ethics for Directors, filed as Exhibit 14.1 to the Current Report on Form 8-K filed July 19, 2011 and incorporated herein by reference.

14.4	Code of Ethics for Management Personnel, filed as Exhibit 14.2 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

14.5	Cameron Code of Conduct, filed as Exhibit 14.1 to the Current Report on Form 8-K filed August 19, 2009, and incorporated herein by reference.

21.1*	Subsidiaries of registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification.

31.2*	Certification.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Index Description

101.INS*	XBRL Instance Document

101.SCH*	XBRLTaxonomy Extension Schema Document

101.CAL*	XBRLTaxonomy Extension Calculation Linkbase Document

101.DEF*	XBRLTaxonomy Extension Definition Linkbase Document

101.LAB*	XBRLTaxonomy Extension Label Linkbase Document

101.PRE*	XBRLTaxonomy Extension Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMERON INTERNATIONAL CORPORATION
Registrant

By:	/s/ Christopher A. Krummel
(Christopher A. Krummel)
Vice President Controller and Chief Accounting Officer
(principal accounting officer)

Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 27th day of February, 2012, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ C. Baker Cunningham
(C. Baker Cunningham)	Director

/s/ Sheldon R. Erikson
(Sheldon R. Erikson)	Director

/s/ Peter J. Fluor
(Peter J. Fluor)	Director

/s/ Douglas L. Foshee
(Douglas L. Foshee)	Director

/s/ Rodolfo Landim
(Rodolfo Landim)	Director

/s/ Jack B. Moore
(Jack B. Moore)	Chairman of the Board, President and Chief Executive Officer
(principal executive officer)
/s/ Michael E. Patrick
(Michael E. Patrick)	Director

/s/ Jon Erik Reinhardsen
(Jon Erik Reinhardsen)	Director

/s/ David Ross
(David Ross)	Director

/s/ Bruce W. Wilkinson
(Bruce W. Wilkinson)	Director

/s/ Charles M. Sledge	Senior Vice President and Chief Financial Officer
(Charles M. Sledge)	(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Index Description	Sequential Page Number

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

3.5	Third Amended and Restated Bylaws of Cameron International Corporation, filed as Exhibit 3.5 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

3.6	First Amendment to Third Amended and Restated Bylaws of the Company, filed as Exhibit 3.1 to the Current Report on Form 8-K filed February 19, 2010, and incorporated herein by reference.

3.7	Second Amendment to Third Amended and Restated Bylaws of the Company, filed as Exhibit 3.7 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

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

4.0	Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 4, 1998 (Registration Statement No. 333-51705), and incorporated herein by reference.

4.1
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

10.11
Fourth Amendment to the Cameron International Corporation Retirement Savings Plan, as Amended and Restated effective January 1, 2008, filed as Exhibit 10.43 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.12*	Fifth and Sixth Amendments to the Cameron International Corporation Retirement Savings Plan, as Amended and Restated effective January 1, 2008.

10.13
Merger of the NATCO Group Profit Sharing And Savings Plan with and into the Cameron International Corporation Retirement Savings Plan, effective March 17, 2010, filed as Exhibit 10.49 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.14
Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective January 1, 2008, filed as Exhibit 10.21 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.15
First through Third Amendments to the Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective January 1, 2008, filed as Exhibit 10.22 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10. 16
Fourth Amendment to the Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective January 1, 2008, filed as Exhibit 10.44 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

Exhibit Number	Exhibit Index Description	Sequential Page Number

10.17*	Fifth and Sixth Amendments to the Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective January 1, 2008.

10.18	The Company's Deferred Compensation Plan for Non-Employee Directors, filed as Exhibit 10.41 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.19
The Company's Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2003.

10.20
 Sixth Amendment to the Company's Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Company's Proxy Statement for the Annual meeting of Stockholders held on May 8, 2003.

10.21
Seventh Amendment to the Company's Long-Term Incentive Plan, as Amended and Restated, filed as Exhibit 10.44 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.22	The Company's Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Registration Statement on Form S-8 No. 333-79787), incorporated herein by reference.

10.23
First Amendment to the Company's Second Amended and Restated 1995 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.43 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.24	The Company’s Non Qualified Deferred Compensation Plan, effective January 1, 2008, (Exhibit 4.2 to Registration Statement on Form S-8 No. 333-156712), incorporated herein by reference

10.25
Amended and Restated Management Incentive Compensation Plan of the Company, incorporated herein by reference to the Company’s 2005 Proxy Statement for the Annual Meeting of Stockholders held on May 5, 2005.

10.26	The Company's 2005 Equity Incentive Plan, Amended and Restated as of February 18, 2009, filed as an Appendix to the Company's 2009 Proxy Statement, and incorporated herein by reference.

10.27	Seventh Amendment to the Company’s 2005 Equity Incentive Plan, Amended and Restated, filed as Exhibit 10.16 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

Exhibit Number	Exhibit Index Description	Sequential Page Number

10.28	Eighth Amendment to the Company’s 2005 Equity Incentive Plan, Amended and Restated, filed as Exhibit 10.17 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.29	Ninth Amendment to the Company’s 2005 Equity Incentive Plan, Amended and Restated, effective May 3, 2011, filed as Appendix B in the 2011 Proxy Statement, and incorporated herein by reference.

10.30	Change in Control Policy of the Company, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of the Company, and incorporated herein by reference.

10.31
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

10.32
Form of Change in Control Agreement, effective June 16, 2009, by and between the Company and Mr. H. Keith Jennings, filed as Exhibit 10.52 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.33
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

10.37
Form of Indemnification Agreement, effective July 1, 2008, by and between the Company and Douglas L. Foshee, filed as Exhibit 10.24 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.38
Form of Indemnification Agreement, effective June 12, 2009, by and between the Company and Jon Erik Reinhardsen, filed as Exhibit 10.28 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.39
Form of Indemnification Agreement, effective August 13, 2007, by and between the Company and William C. Lemmer, Joseph H. Mongrain and James E. Wright, filed as Exhibit 10.50 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

Exhibit Number	Exhibit Index Description	Sequential Page Number

10.40
Form of Indemnification Agreement, effective January 1, 2011, by and between the Company and Jeffrey G. Altamari, John C. Bartos, John D. Carne, Mark L. Carter, Glenn J. Chiasson, Gary Devlin, Brad Eastman, Kevin Fleming, Hal J. Goldie, Gary M. Halverson, Grace B. Holmes, H. Keith Jennings, Christopher A. Krummel, Amber Macksey, Jack B. Moore, Edward E. Roper, Owen Serjeant, Charles M. Sledge, Stuart Taylor, Stephen P. Tomlinson and Edward E. Will, filed as Exhibit 10.51 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.41*	Form of Indemnification Agreement, effective October 18, 2011, by and between the Company and Rodolfo Landim.

10.42
Credit Agreement, dated as of April 14, 2008, among the Company and certain of its subsidiaries and the banks named therein and JPMorgan Chase Bank, N.A., as agent, filed as Exhibit 10.1 to the Current Report on Form 8-K dated April 14, 2008, of the Company, and incorporated herein by reference.

10.43
Credit Agreement, dated October 15, 2010, among the Company and certain of its subsidiaries and the banks named therein and Citibank, N.A., filed as Exhibit 10.42 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.44
Second Amendment to Credit Agreement dated as of June 6, 2011, among the Company and certain of its subsidiaries and the banks named therein and Citibank, N.A., filed as Exhibit 10.1 on Form 8-K filed June 10, 2011, and incorporated herein by reference.

10.45
Form of Stock Option Agreement for grants dated November 22, 2004, under the Company’s Long-Term Incentive Plan, filed as an exhibit to a Form 8-K on January 18, 2005, and incorporated herein by reference.

10.46	Form of Stock Option Agreement for grants dated November 10, 2005, filed as Exhibit 10.47 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.47	Form of Stock Option Agreement for stock options granted on after April 1, 2009, filed as Exhibit 10.30 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.48	Form of Grant Agreement for Stock Options granted on or after October 20, 2010, filed as Exhibit 10.39 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.49*	Form of Amendment dated October 20, 2010 to Stock Options Agreement.

10.50
Form of Restricted Stock Unit Agreement for Restricted Stock Units granted on or after November 13, 2008 filed as Exhibit 10.31 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.51	Form of Restricted Stock Unit Agreement for Restricted Stock Units granted on or after April 1, 2009, filed as Exhibit 10.32 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.52
Form of Restricted Stock Unit Agreement for Restricted Stock Units granted on or after November 19, 2009, filed as Exhibit 10.33 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

Exhibit Number	Exhibit Index Description	Sequential Page Number

10.53	Form of Grant Agreement for Restricted Stock Units granted on or after October 20, 2010, filed as Exhibit 10.40 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.54
Form of Grant Agreement for Restricted Stock Units for Executive Officers granted on or after October 20, 2010, filed as Exhibit 10.41 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.55*	Form of Grant Agreement for Restricted Stock Units granted on or after November 16, 2011.

10.56*	Form of Grant Agreement for Restricted Stock Units for Executive Officers granted on or after November 16, 2011.

10.57*	Form of Grant Agreement for Performance-Based Restricted Stock Units granted on or after January 1, 2011.

10.58	NATCO Group, Inc. 1998 Employee Stock Option Plan, filed as Exhibit 10.3 to NATCO’s Proxy Statement on Form S-1 (No. 333-48851), and incorporated herein by reference.

10.59	NATCO Group, Inc. 2001 Stock Incentive Plan, filed as Appendix B to NATCO’s Proxy Statement dated May 24, 2001, and incorporated herein by reference.

10.60	NATCO Group, Inc. 2004 Stock Incentive Plan, filed as Appendix B to NATCO’s Proxy Statement dated May 27, 2004, and incorporated herein by reference.

10.61
NATCO Group, Inc. 2006 Long-Term Incentive Compensation Plan, as Amended and Restated, filed as Exhibit 10.1 to NATCO’s Quarterly Report on Form 10-Q for quarter ended June 30, 2006 , and incorporated herein by reference.

13.1*	Portions of the 2011 Annual Report to Stockholders are included as an exhibit to this report.

14.1	Code of Business Conduct and Ethics for Directors filed as Exhibit 14.1 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

14.2	Amendment to the Code of Business Conduct and Ethics for Directors, filed as Exhibit 14.1 to the Current Report on Form 8-K filed July 14, 2009, and incorporated herein by reference.

14.3	Amendment to the Code of Business Conduct and Ethics for Directors, filed as Exhibit 14.1 to the Current Report on Form 8-K filed July 19, 2011 and incorporated herein by reference.

14.4	Code of Ethics for Management Personnel, filed as Exhibit 14.2 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

14.5	Cameron Code of Conduct, filed as Exhibit 14.1 to the Current Report on Form 8-K filed August 19, 2009, and incorporated herein by reference.

Exhibit Number	Exhibit Index Description	Sequential Page Number

21.1*	Subsidiaries of registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification.

31.2*	Certification.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRLTaxonomy Extension Schema Document

101.CAL*	XBRLTaxonomy Extension Calculation Linkbase Document

101.DEF*	XBRLTaxonomy Extension Definition Linkbase Document

101.LAB*	XBRLTaxonomy Extension Label Linkbase Document

101.PRE*	XBRLTaxonomy Extension Presentation Linkbase Document

*Filed herewith