Form 10-Q
period 2012-03-31
CAMERON INTERNATIONAL CORP
filed 2012-04-30
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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
Yes ☐ No ☑

Number of shares outstanding of issuer’s common stock as of April 19, 2012 was 246,292,374.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE INCOME
(dollars and shares in millions, except per share data)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
REVENUES	$1,804.3	$1,501.3
COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,280.4	1,057.9
Selling and administrative expenses	271.4	229.7
Depreciation and amortization	59.5	44.8
Interest, net	22.7	20.1
Other costs (credits) (see Note 3)	(1.5)	8.9
Total costs and expenses	1,632.5	1,361.4
Income before income taxes	171.8	139.9
Income tax provision	(37.8)	(30.4)
Net income	$134.0	$109.5
Earnings per common share:
Basic	$0.54	$0.45
Diluted	$0.54	$0.43
Shares used in computing earnings per common share:
Basic	246.1	244.7
Diluted	247.9	252.1

Comprehensive income	$180.9	$185.7

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in millions, except shares and per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$662.5	$898.9
Short-term investments	344.7	423.5
Receivables, net	1,700.0	1,757.3
Inventories, net	2,574.3	2,399.9
Other	341.7	349.0
Total current assets	5,623.2	5,828.6
Plant and equipment, net	1,565.6	1,500.1
Goodwill	1,741.7	1,615.3
Other assets	394.8	417.7
TOTAL ASSETS	$9,325.3	$9,361.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$33.1	$10.6
Accounts payable and accrued liabilities	2,427.3	2,669.7
Total current liabilities	2,460.4	2,680.3
Long-term debt	1,574.6	1,574.2
Deferred income taxes	171.7	184.5
Other long-term liabilities	216.9	215.3
Total liabilities	4,423.6	4,654.3
Stockholders’ Equity:
Common stock, par value $.01 per share, 400,000,000 shares authorized, 263,111,472 shares issued at March 31, 2012 and December 31, 2011	2.6	2.6
Capital in excess of par value	2,065.5	2,072.4
Retained earnings	3,504.2	3,370.2
Accumulated other elements of comprehensive income (loss)	(43.9)	(90.8)
Less: Treasury stock, 16,826,348 shares at March 31, 2012 (17,579,397 shares at December 31, 2011)	(626.7)	(647.0)
Total stockholders’ equity	4,901.7	4,707.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,325.3	$9,361.7

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended March 31,
	2012	2011
	(unaudited)

Cash flows from operating activities:
Net income	$134.0	$109.5
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	47.7	34.6
Amortization	11.8	10.2
Non-cash stock compensation expense	10.9	8.1
Deferred income taxes and tax benefit of stock compensation plan transactions	19.5	18.7
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	97.4	(31.6)
Inventories	(202.5)	(173.4)
Accounts payable and accrued liabilities	(292.7)	(249.3)
Other assets and liabilities, net	(29.9)	(53.6)
Net cash used for operating activities	(203.8)	(326.8)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	321.6	–
Purchases of short-term investments	(242.8)	–
Capital expenditures	(86.7)	(61.9)
Acquisitions, net of cash acquired	(61.5)	(27.6)
Proceeds from sale of plant and equipment	9.8	6.7
Net cash used for investing activities	(59.6)	(82.8)
Cash flows from financing activities:
Short-term loan borrowings (repayments), net	18.4	(2.0)
Purchase of treasury stock	(3.2)	–
Proceeds from stock option exercises, net of tax payments from stock compensation plan transactions	2.5	15.8
Excess tax benefits from stock compensation plan transactions	4.8	4.7
Principal payments on capital leases	(2.5)	(1.8)
Net cash provided by financing activities	20.0	16.7
Effect of translation on cash	7.0	10.0
Decrease in cash and cash equivalents	(236.4)	(382.9)
Cash and cash equivalents, beginning of period	898.9	1,832.5
Cash and cash equivalents, end of period	$662.5	$1,449.6

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited

Note 1: Basis of Presentation

The accompanying Unaudited Consolidated Condensed Financial Statements of Cameron International Corporation (the Company) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial information for the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto filed by the Company on Form 10-K for the year ended December 31, 2011.

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

Note 2: Acquisitions

        On April 18, 2012, the Company announced that it had agreed to acquire the drilling equipment business of TTS Energy Division from TTS Group ASA, a Norwegian company, for approximately $270 million in cash.  TTS Energy provides high performance drilling equipment, rig packages and rig solutions for both onshore and offshore rigs to the international energy industry.  The transaction is subject to customary closing conditions, including review and approval by the Norwegian Competition Authorities and is expected to close later in the year, at which time this business will become part of the DPS segment.

During the first quarter of 2012, the Company acquired 100% of the outstanding stock of Elco Filtration and Testing, Inc. (“Elco”), for a total purchase price of $61.5 million, net of cash acquired.  Elco was purchased to strengthen the Company’s wellhead product and service offerings and has been included in the DPS segment since the date of acquisition.

Preliminary goodwill recorded from the Elco acquisition during the three months ended March 31, 2012 was approximately $30.7 million.  The Company is still awaiting significant information relating to the fair value of the assets and liabilities of Elco in order to finalize the purchase price allocation.

As discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company closed on the acquisition of LeTourneau Technologies, Inc., a wholly-owned subsidiary of Joy Global, Inc. on October 24, 2011.  The Company made a preliminary allocation of the purchase price at the time of acquisition based on preliminary valuations of the assets and liabilities acquired.  While certain adjustments to the preliminary allocation were made during the first quarter of 2012, the Company is still awaiting certain information to finalize its preliminary estimates and assumptions related to the fair value of inventory, property, plant and equipment, identifiable intangible assets, goodwill, certain pre-acquisition contingencies and related adjustments to deferred taxes.

Note 3: Other Costs (Credits)

Other costs (credits) for the three months ended March 31, 2012 and 2011 consisted of the following (in millions):

	Three Months Ended March 31,
	2012	2011

LeTourneau acquisition integration costs	$1.9	$–
BOP litigation	0.3	8.3
Mark-to-market impact on currency derivatives(1)	(4.2)	–
Severance and other restructuring costs	0.5	0.6
	$(1.5)	$8.9

(1)	These derivatives have not been designated as accounting hedges.

Note 4: Receivables

Receivables consisted of the following (in millions):

	March 31, 2012	December 31, 2011

Trade receivables	$1,580.7	$1,523.5
Insurance company receivable related to the indemnity settlement with BP Exploration and Production Inc.	–	167.5
Other receivables	129.8	76.2
Allowance for doubtful accounts	(10.5)	(9.9)
Total receivables	$1,700.0	$1,757.3

Note 5: Inventories

Inventories consisted of the following (in millions):

	March 31, 2012	December 31, 2011

Raw materials	$415.7	$427.3
Work-in-process	884.3	767.8
Finished goods, including parts and subassemblies	1,446.8	1,376.9
Other	12.9	12.5
	2,759.7	2,584.5
Excess of current standard costs over LIFO costs	(106.8)	(102.7)
Allowances	(78.6)	(81.9)
Total inventories	$2,574.3	$2,399.9

Note 6: Plant and Equipment and Goodwill

Plant and equipment consisted of the following (in millions):

	March 31, 2012	December 31, 2011

Plant and equipment, at cost	$2,803.5	$2,688.0
Accumulated depreciation	(1,237.9)	(1,187.9)
Total plant and equipment	$1,565.6	$1,500.1

Changes in goodwill during the three months ended March 31, 2012 were as follows (in millions):

Balance at December 31, 2011	$1,615.3
Current year acquisitions	30.7
Adjustments to the purchase price allocation for prior year acquisitions	88.9
Translation	6.8
Balance at March 31, 2012	$1,741.7

Note 7: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in millions):

	March 31, 2012	December 31, 2011

Indemnity settlement with BP Exploration and Production Inc.	$–	$250.0
Trade accounts payable and accruals	676.8	718.8
Advances from customers	1,161.8	1,012.5
Other accruals	588.7	688.4
Total accounts payable and accrued liabilities	$2,427.3	$2,669.7

Activity during the three months ended March 31, 2012 associated with the Company’s product warranty accruals was as follows (in millions):

Balance December 31, 2011	Net warranty provisions	Charges against accrual	Translation and other	Balance March 31, 2012

$65.0	$14.8	$(12.6)	$0.3	$67.5

Note 8: Debt

The Company’s debt obligations were as follows (in millions):

	March 31, 2012	December 31, 2011

Senior notes:
Floating rate notes due June 2, 2014	$250.0	$250.0
6.375% notes due July 15, 2018	450.0	450.0
4.5% notes due June 1, 2021	250.0	250.0
7.0% notes due July 15, 2038	300.0	300.0
5.95% notes due June 1, 2041	250.0	250.0
Unamortized original issue discount	(3.8)	(3.8)
Other debt	89.2	70.0
Obligations under capital leases	22.3	18.6
	1,607.7	1,584.8
Current maturities	(33.1)	(10.6)
Long-term maturities	$1,574.6	$1,574.2

At March 31, 2012, the Company had issued:

●	$25.4 million of letters of credit under its $835.0 million Amended Credit Agreement leaving $809.6 million remaining available for future use under the Amended Credit Agreement, and

●	$114.0 million of letters of credit under its $250.0 million multi-currency revolving letter of credit facility leaving $136.0 million remaining available for use under this facility.

Note 9: Business Segments

The Company’s operations are organized into three separate business segments – Drilling & Production Systems (DPS), Valves & Measurement (V&M) and Process & Compression Systems (PCS).  Summary financial data by segment follows (in millions):

	Three Months Ended March 31,
	2012	2011
Revenues:
DPS	$1,042.1	$865.7
V&M	491.2	339.9
PCS	271.0	295.7
	$1,804.3	$1,501.3

Income (loss) before income taxes:
DPS	$135.3	$116.3
V&M	92.6	55.2
PCS	10.6	30.6
Corporate & other	(66.7)	(62.2)
	$171.8	$139.9

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

Note 10: Earnings Per Share

The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2012	2011

Net income	$134.0	$109.5

Average shares outstanding (basic)	246.1	244.7
Common stock equivalents	1.8	2.2
Incremental shares from assumed conversion of convertible debentures	–	5.2
Diluted shares	247.9	252.1

Basic earnings per share	$0.54	$0.45
Diluted earnings per share	$0.54	$0.43

The Company’s 2.5% Convertible Debentures were included in the calculation of diluted earnings per share for the three months ended March 31, 2011 since the average market price of the Company’s common stock exceeded the conversion value of the debentures during those periods. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further information.

During the three months ended March 31, 2012, the Company acquired 57,200 treasury shares at an average cost of $55.38 per share.  No treasury shares were acquired during the three month-period ended March 31, 2011.  A total of 810,249 and 1,085,933 treasury shares were issued during the three month-periods ended March 31, 2012 and 2011, respectively in satisfaction of stock option exercises and vesting of restricted stock units.

Note 11: Comprehensive Income

The amounts of comprehensive income for the three months ended March 31, 2012 and 2011 were as follows (in millions):

	Three Months Ended March 31,
	2012	2011

Net income per Consolidated Condensed Statement of Comprehensive Income	$134.0	$109.5
Foreign currency translation gain	39.9	70.3
Amortization of net prior service credits related to the Company’s pension and postretirement benefit plans, net of tax	(0.2)	(0.1)
Amortization of net actuarial losses related to the Company’s pension and postretirement benefit plans, net of tax	0.8	1.4
Change in fair value of derivatives accounted for as cash flow hedges, net of tax	6.4	4.6
Comprehensive income	$180.9	$185.7

The components of accumulated other elements of comprehensive income (loss) at March 31, 2012 and December 31, 2011 were as follows (in millions):

	March 31, 2012	December 31, 2011

Accumulated foreign currency translation gain (loss)	$11.2	$(28.7)
Prior service credits, net, related to the Company’s pension and postretirement benefit plans, net of tax	3.9	4.1
Actuarial losses, net, related to the Company’s pension and postretirement benefit plans, net of tax	(59.5)	(60.3)
Change in fair value of derivatives accounted for as cash flow hedges, net of tax	0.5	(5.9)
Accumulated other elements of comprehensive income (loss)	$(43.9)	$(90.8)

Note 12: Contingencies

The Company is subject to a number of contingencies, including litigation, tax contingencies and environmental matters.

Deepwater Horizon Matter

A blowout preventer (“BOP”) originally manufactured by the Company and delivered in 2001, and for which the Company was one of the suppliers of spare parts and repair services, was deployed by the drilling rig Deepwater Horizon in 2010 when the rig experienced an explosion and fire resulting in bodily injuries and loss of life, the loss of the rig, and an unprecedented discharge of hydrocarbons into the Gulf of Mexico.

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

On December 15, 2011, the Company entered into an agreement with BP Exploration and Production Inc. (BPXP), guaranteed by BP Corporation North America Inc., pursuant to which BPXP agreed to indemnify the Company for any and all current and future compensatory claims, and to pay on behalf of the Company any and all such claims, associated with or arising out of the Deepwater Horizon incident the Company otherwise would have been obligated to pay, including claims arising under the Oil Pollution Act, claims for natural resource damages and associated damage-assessment costs, and other claims arising from third parties.  The agreement does not provide indemnification of the Company against any fines, penalties, punitive damages or certain other potential non-compensatory claims levied on or awarded against it individually. The Company does not consider any of these, singly or cumulatively, to pose a material financial risk to it because while the United States brought suit against BP and certain other parties associated with this incident for recovery under statutes such as the Oil Pollution Act of 1990 (OPA) and the Clean Water Act the Company was not named as a defendant in this suit.  Additionally, BP and the Plaintiffs’ Steering Committee (“PSC”), appointed by the Court in the MDL proceeding to represent the interests of third-party claimants, concluded an "Economic and Property Damages Settlement Agreement" and a "Medical Benefits Class Action Settlement Agreement” which were filed with the Court on April 18, 2012.  Under the terms of these settlements, the PSC, on behalf of these claimants who would be included in the proposed settling classes, has released any claim against BP and certain other parties, including the Company, for punitive and other non-compensatory damages.  This settlement has yet to be approved by the Court. The proposed settlement, and the release of punitive and other non-compensatory damages against Cameron, will not affect the claims of (i) persons who opt out of the settlement; (ii) persons outside the geographic scope of the settlement, which include Alabama, Louisiana, Mississippi and certain counties in Florida and Texas; (iii) persons outside the class of lost business covered by the settlement class such as gambling, real estate development and insurance; and (iv) the Gulf states and local government entities.

A shareholder derivative suit, Berzner vs. Erikson, et al., Cause No. 2010-71817, 190th District Court of Harris County, Texas, has been filed against the Company’s directors in connection with this incident and its aftermath alleging the Company’s directors failed to exercise their fiduciary duties regarding the safety and efficacy of its products.

 Other Litigation

The Company has been and continues to be named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits. At March 31, 2012, the Company’s consolidated balance sheet included a liability of approximately $9.3 million for such cases. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

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

Environmental Matters

        The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the PCS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which have been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At March 31, 2012, the Company’s consolidated balance sheet included a noncurrent liability of approximately $5.5 million for environmental matters.

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

The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements as well as any possible new claims that may be filed with respect to this underground water contamination will not have a material adverse effect on its financial position or results of operations. The Company’s consolidated balance sheet included a liability of approximately $11.8 million for these matters as of March 31, 2012.

Note 13: Fair Value of Financial Instruments

Fair Value of Financial Instruments

        The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, trade receivables, trade payables, derivative instruments and debt instruments. The book values of trade receivables, trade payables and floating-rate debt instruments are considered to be representative of their respective fair values.

Following is a summary of the Company’s financial instruments which have been valued at fair value in the Company’s Consolidated Balance Sheets at March 31, 2012 and December 31, 2011:

	Fair Value Based on Quoted Prices in Active Markets for Identical Assets (Level 1)		Fair Value Based on Significant Other Observable Inputs (Level 2)		Fair Value Based on Significant Unobservable Inputs (Level 3)		Total
(dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011

Cash and cash equivalents:
Cash	$426.9	$491.7	$–	$–	$–	$–	$426.9	$491.7
Money market funds	65.9	133.4	–	–	–	–	65.9	133.4
Commercial paper	–	–	118.7	140.4	–	–	118.7	140.4
U.S.non-governmental agency asset-backed securities	–	–	26.2	27.8	–	–	26.2	27.8
U.S. corporate obligations	1.1	29.1	–	–	–	–	1.1	29.1
Non-U.S. bank and other obligations	23.7	76.5	–	–	–	–	23.7	76.5
Short-term investments:
Commercial paper	–	–	214.3	213.5	–	–	214.3	213.5
U.S. Treasury securities	–	10.1	–	–	–	–	–	10.1
U.S. non-governmental agency asset-backed securities	–	–	55.3	77.3	–	–	55.3	77.3
U.S. corporate obligations	75.1	122.6	–	–	–	–	75.1	122.6
Derivatives, net asset (liability):
Foreign currency contracts	–	–	(4.7)	(13.8)	–	–	(4.7)	(13.8)
Interest rate contracts	–	–	–	1.4	–	–	–	1.4
	$592.7	$863.4	$409.8	$446.6	$–	$–	$1,002.5	$1,310.0

         Fair values for financial instruments utilizing level 2 inputs were determined from information obtained from third party pricing sources, broker quotes, calculations involving the use of market indices or mutual fund unit values determined based upon the valuation of the funds’ underlying assets.

        At March 31, 2012, the fair value of the Company’s fixed-rate debt (based on Level 1 quoted market rates) was approximately $1.47 billion as compared to the $1.25 billion face value of the debt recorded, net of original issue discounts, in the Company’s Consolidated Balance Sheet.  At December 31, 2011, the fair value of the Company’s fixed-rate debt (based on Level 1 quoted market rates) was approximately $1.47 billion as compared to the $1.25 billion face value of the debt.

Derivative Contracts

         In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into foreign currency forward contracts to hedge specific large anticipated receipts or disbursements in currencies for which the Company does not traditionally have fully offsetting local currency expenditures or receipts. The Company was party to a number of long-term foreign currency forward contracts at March 31, 2012. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling, valve or other equipment contracts involving the Company’s United States operations and its wholly-owned subsidiaries in Italy, Romania, Singapore and the United Kingdom. Many of these contracts have been designated as and are accounted for as cash flow hedges with changes in the fair value of those contracts recorded in accumulated other comprehensive income (loss) in the period such change occurs.  Certain other contracts, many of which are centrally managed, are intended to offset other foreign currency exposures but have not been designated as hedges for accounting purposes and, therefore, any change in the fair value of those contracts are reflected in earnings in the period such change occurs.  The Company determines the fair value of its outstanding foreign currency forward contracts based on quoted exchange rates for the respective currencies applicable to similar instruments.

Total gross volume bought (sold) by notional currency and maturity date on open derivative contracts at March 31, 2012 was as follows (in millions):

	Notional Amount - Buy			Notional Amount - Sell
	2012	2013	Total	2012	2013	2014	Total
FX Forward Contracts
Notional currency in:
EUR	109.7	20.1	129.8	(23.7)	(0.2)	–	(23.9)
GBP	35.2	–	35.2	(6.2)	–	–	(6.2)
NOK	90.0	–	90.0	(37.4)	–	–	(37.4)
SGD	11.5	–	11.5	–	–	–	–
USD	57.9	7.1	65.0	(80.7)	(22.5)	(0.5)	(103.7)

The fair values of derivative financial instruments recorded in the Company’s Consolidated Condensed Balance Sheets at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities

Derivatives designated as hedges:
Foreign exchange contracts –
Current	$1.8	$3.7	$1.9	$7.0
Non-current	0.6	0.1	–	0.6
Total derivatives designated as hedges	2.4	3.8	1.9	7.6

Derivatives not designated as hedges:
Foreign exchange contracts –
Current	0.5	3.8	2.5	10.6
Non-current	–	–	–	–

Interest Rate Swaps –
Current	–	–	1.4	–
Non-current	–	–	–	–

Total derivatives not designated as hedges	0.5	3.8	3.9	10.6

Total derivatives	$2.9	$7.6	$5.8	$18.2

The effects of derivative financial instruments designated as cash flow hedges on the Company’s consolidated condensed financial statements for the three months ended March 31, 2012 and 2011 were as follows (in millions):

	Effective Portion					Ineffective Portion and Other
Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in OCI on Derivatives at March 31,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income at March 31,		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives at March 31,
	2012	2011		2012	2011		2012	2011

Foreign exchange contracts	$3.0	$2.5	Revenues	$(1.4)	$1.6	Cost of goods sold- ineffective portion	$0.4	$(0.3)
			Cost of goods sold	(3.7)	(5.7)

			Depreciation expense	–	(0.1)
Total	$3.0	$2.5		$(5.1)	$(4.2)		$0.4	$(0.3)

The amount of pre-tax gain (loss) from the ineffective portion of derivatives not designated as hedging instruments was:

	Three Months Ended March 31,
(in millions)	2012	2011
Foreign currency contracts -
Cost of sales	$0.8	$0.6
Other costs	4.2
Interest rate swaps -
Interest, net	–	(0.2)
Total pre-tax gain	$5.0	$0.4

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

FIRST QUARTER 2012 COMPARED TO FIRST QUARTER 2011

Market Conditions

Information related to a measure of drilling activity and certain commodity spot and futures prices during each quarter and the number of deepwater floaters and semis under contract at the end of each period follows:

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011	Amount	%
Drilling activity (average number of working rigs during period)(1):
United States	1,991	1,716	275	16.0%
Canada	591	587	4	0.7%
Rest of world	1,189	1,166	23	2.0%
Global average rig count	3,771	3,469	302	8.7%
Commodity prices (average of daily U.S. dollar prices per unit during period)(2):
West Texas Intermediate Cushing, OK crude spot price per barrel in U.S. dollars	$102.99	$94.46	$8.53	9.0%
Henry Hub natural gas spot price per MMBtu in U.S. dollars	$2.43	$4.18	$(1.75)	(41.9%)
Twelve-month futures strip price (U.S. dollar amount at period end)(2):
West Texas Intermediate Cushing, OK crude oil contract (per barrel)	$104.63	$107.24	$(2.61)	(2.4%)
Henry Hub Natural Gas contract (per MMBtu)	$2.80	$4.75	$(1.95)	(41.0%)
Number of deepwater floaters and semis under contract in competitive major markets at period-end(3):
U.S. Gulf of Mexico	31	29	2	6.9%
Northwestern Europe	40	36	4	11.1%
West Africa	32	30	2	6.7%
Southeast Asia and Australia	30	23	7	30.4%

(1)         Based on average monthly rig count data from Baker Hughes
(2)         Source: Bloomberg
(3)         Source: ODS-Petrodata Ltd.

Over 90% of the increase in average worldwide operating rigs during the first quarter of 2012 as compared to the first quarter of 2011 was due to higher North American activity levels largely reflecting the impact of unconventional resource opportunities in the region and higher average crude oil prices.

Crude oil prices (West Texas Intermediate, Cushing, OK) were fairly consistent for much of the first quarter of 2012 reaching a high of $109 per barrel in February before closing the period at approximately $103 per barrel.  On average, crude oil prices were 9% higher during the first quarter of 2012 as compared to the first quarter of 2011.  The twelve month futures price for crude oil at March 31, 2012 was relatively flat compared to spot prices near the end of the quarter.

Natural gas (Henry Hub) prices continued to trend downward during the first quarter of 2012 reaching their lowest levels in the last decade, closing below $2.0 per MMBtu.  On average, prices during the first quarter of 2012 were down 41.9% as compared to the same period in 2011, due largely to increased supplies available in North America as a result of new unconventional resource developments and higher activity levels.  The 12-month futures strip price for natural gas at March 31, 2012 was at its lowest level in years.  In response to the current low natural gas prices, many oil and gas exploration and production companies have indicated that they are curtailing development activities for “dry gas” wells. This activity has begun to shift to areas that produce gas with a mixture of liquid hydrocarbons (“wet gas” wells); thus, there has not been a significant drop off of overall U.S. activity levels to date.  However, the Company expects there to be some dislocation in its dry gas-based activities as the shift to wet gas evolves. Should the 12-month futures strip price stay at currently depressed levels for a long period of time, the portion of the North American rig count directed to gas drilling could decline further, which could further impact the Company’s future orders flow.  Additionally, should the price of various liquid hydrocarbons drop dramatically, rather than shifting activities from dry gas wells to wet gas wells, customers may elect to curtail overall activity levels which could also further negatively impact the Company’s future orders flow in the U.S.

Critical Accounting Policies

 Goodwill –   The Company reviews the carrying value of goodwill in accordance with accounting rules on impairment of goodwill, which require that the Company estimate the fair value of each of its reporting units annually, or when impairment indicators exist, and compare such amounts to their respective carrying values to determine if an impairment of goodwill is required. The estimated fair value of each reporting unit is determined using discounted future expected cash flow models (level 3 observable inputs) consistent with the accounting guidance for fair value measurements.  Certain estimates and judgments are required in the application of the discounted cash flow models, including, but not limited to, estimates of future cash flows and the selection of a discount rate.  Generally, this review is conducted during the first quarter of each annual period.  The results of the 2012 test indicated that there was no impairment of goodwill.  Should the Company’s estimate of the fair value of any of its reporting units decline significantly in future periods due to changes in customer demand, market activity levels, interest rates or other factors which would impact future earnings and cash flow or market valuation levels of the Company or any of its reporting units, an impairment of goodwill could be required.

Goodwill at March 31, 2012 was $1.7 billion, a large portion of which was allocated to the Company’s PCS segment, which includes the majority of the NATCO operations acquired in 2009.  The Company’s determination of the fair value of its Custom Process Systems (CPS) business within the PCS segment included assumptions for continued long-term improvements to recent results. As a result of competitive pressures during the economic downturn that began prior to the acquisition of the NATCO operations in 2009, the backlog of the CPS business has carried unusually low margins which have negatively impacted recent profitability.  Additionally, the Company experienced operating inefficiencies during 2011 which continued into the first quarter of 2012.  While management is taking steps to improve the financial results of CPS, should it continue to underperform expectations assumed in the Company's discounted cash flow calculations, an impairment of goodwill for this reporting unit could be required.  Goodwill associated with the CPS business was approximately $567.4 million at March 31, 2012.

Consolidated Results

Net income for the first quarter of 2012 totaled $134.0 million, or $0.54 per diluted share, compared to net income for the first quarter of 2011 of $109.5 million, or $0.43 per diluted share.  Included in the first quarter 2011 results were charges of $0.17 per diluted share primarily associated with cost overruns on a large subsea project in Nigeria and also a lesser charge to reserve for the value of undelivered inventory and for receivables on work previously performed in Libya that were considered unlikely to be collectible due to sanctions imposed by the United States and other governments during the first quarter of 2011.

Total revenues for the Company increased $303.0 million, or 20.2%, during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 on the strength of higher sales in the Company’s Drilling and Production Systems (DPS) and Valves & Measurement (V&M) business segments.

•
DPS segment revenues increased 20.4% in the first quarter of 2012 as compared to the first quarter of 2011 largely as a result of the impact of newly acquired businesses, as well as increased activity levels which resulted in higher revenues in the surface and subsea equipment product lines.

•
Revenues in the V&M segment were up 44.5% in the first quarter of 2012 as compared to the same period last year as increased worldwide activity levels resulted in double-digit increases in each of the segment’s major product lines.

As a percent of revenues, cost of sales (exclusive of depreciation and amortization) increased from 70.5% during the first quarter of 2011 to 71.0% for the first quarter of 2012.  Lower margins in the PCS and V&M segments accounted for the majority of the increase in the ratio.  In the DPS segment, lower project margins in the drilling and subsea product lines more than offset the current year-over-year effect of a $51.0 million adjustment during the first quarter of 2011 related to cost overruns on a large subsea project in Nigeria (increasing the first quarter 2011 cost of sales-to-revenue percentage by 3.0 percentage points).

Selling and administrative expenses increased $41.7 million, or 18.2%, during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

•	Selling and administrative expenses were 15.0% of revenues for the first quarter of 2012 as compared to 15.3% for the first quarter of 2011.

•
Nearly 90% of the dollar increase was due to higher employee and facility-related costs as a result of increased business volumes, the impact of newly acquired businesses and international and aftermarket expansion efforts.

Depreciation and amortization expense totaled $59.5 million for the first quarter of 2012 as compared to $44.8 million during the first quarter of 2011, an increase of $14.7 million, due mainly to higher depreciation expense as a result of recent increased levels of capital spending and the impact of recently acquired businesses.

Other costs (credits) consisted of:

	Three Months Ended March 31,
($ in millions)	2012	2011

LeTourneau acquisition integration costs	$1.9	$–
BOP litigation	0.3	8.3
Mark-to-market impact on currency derivatives not designated as hedges	(4.2)	–
Severance and other restructuring costs	0.5	0.6
	$(1.5)	$8.9

Segment Results

DPS Segment –

	Quarter Ended March 31,		Increase (Decrease)
($ in millions)	2012	2011	$	%

Revenues	$1,042.1	$865.7	$176.4	20.4%
Income before income taxes	$135.3	$116.3	$19.0	16.3%
Income before income taxes as a percent of revenues	13.0%	13.4%	N/A	(0.4)%

Orders	$1,689.5	$818.3	$871.2	106.5%
Backlog (at period-end)	$4,477.3	$3,183.0	$1,294.3	40.7%

Revenues

The increase in revenues was mainly due to the impact of newly acquired businesses which accounted for approximately 70% of the total change from the first quarter of 2011.  Absent this effect,

•
sales of surface equipment increased 16% largely as a result of increased aftermarket activity levels in unconventional resource regions of North America, as well as higher shipments to customers in Latin America and Iraq, and

•	subsea equipment sales were up 10% largely related to higher activity levels on a large project in the Asia- Pacific region and higher sales of aftermarket parts and services.

Income before income taxes as a percent of revenues

The ratio of income before income taxes as a percent of revenues declined by 0.4 percentage points from the first quarter of 2011 to the first quarter of 2012 primarily as a result of an increase of 0.5 percentage points in the ratio of depreciation and amortization as a percent of revenues, that was mainly the result of the impact of newly acquired businesses and increased levels of capital spending in recent periods.

Cost of sales as a percent of revenues increased approximately 0.3 percentage points during the first quarter of 2012 as compared to the first quarter of 2011, as lower project margins in the drilling and subsea product lines more than offset the current year-over-year effect of a $51.0 million adjustment during the first quarter of 2011 related to cost overruns on a large subsea project in Nigeria (increasing the first quarter 2011 cost of sales-to-revenue percentage by 6.0 percentage points).  Drilling margins were negatively impacted in the first quarter of 2012 by the operating results of newly acquired businesses.

The increased cost of sales impact was mostly offset by a 0.3 percentage-point decline in the ratio of selling and administrative costs to revenues.  Selling and administrative costs increased in total almost 17% from the same period last year.   Nearly 40% of the total dollar increase in selling and administrative costs in the first quarter of 2012 as compared to the first quarter of 2011 was from the impact of newly acquired businesses with the remainder mainly attributable to higher employee-related costs due to higher headcount levels.

Orders

Excluding the impact of newly acquired businesses, total segment orders increased 97% in the first quarter of 2012 as compared to the same period last year.  This increase was primarily attributable to:

•	a 162% increase in drilling orders, almost 85% of which was associated with awards for new equipment for deepwater and jack-up drilling rigs, as well as land rigs,

•	a 130% increase in awards for subsea equipment, mainly for use in pre-salt basins offshore Brazil, and

•	a 22% increase in demand for surface equipment due to higher activity levels in most major regions of the world.

Backlog (at period-end)

The increased level of backlog at March 31, 2012 as compared to March 31, 2011 was almost entirely due to higher backlog in the drilling equipment product line due mainly to strong recent demand for new equipment and aftermarket parts and services.

V&M Segment –

	Quarter Ended March 31,		Increase
($ in millions)	2012	2011	$	%

Revenues	$491.2	$339.9	$151.3	44.5%
Income before income taxes	$92.6	$55.2	$37.4	67.8%
Income before income taxes as a percent of revenues	18.9%	16.2%	N/A	2.7%

Orders	$528.0	$427.5	$100.5	23.5%
Backlog (at period-end)	$1,192.0	$937.3	$254.7	27.2%

Revenues

Sales increased at double-digit levels across all product lines during the first quarter of 2012 as compared to the same period in 2011 with engineered and distributed valves accounting for approximately 78% of the improvement in total segment sales.

•	Engineered valve sales increased 62.2% on the strength of higher worldwide pipeline construction project activity levels.

•	Distributed valve sales were up 43.7% based on higher North American activity levels and increased shipments from higher beginning-of-period backlog.

•
Better market conditions in North America and Asia-Pacific contributed to increases of 44.3%, 15.2% and 17.7% in sales of process valves, measurement products and aftermarket parts and services, respectively

Income before income taxes as a percent of revenues

The increase in the ratio of income before income taxes as a percent of revenues was due primarily to:

•
a 4.5 percentage-point decrease in the ratio of selling and administrative expenses to revenues as a result of revenues increasing at a greater rate than selling and administrative expenses during the first quarter of 2012 as compared to the first quarter of 2011, and

•
a 0.9 percentage-point decrease in the ratio of depreciation and amortization to revenues mainly resulting from the impact of increasing revenues in relation to relatively flat depreciation and amortization during the first quarter of 2012 as compared to the first quarter of 2011.

These decreases were offset by an increase of 2.7 percentage points in the ratio of cost of sales to revenue resulting from a mix change to a greater percentage of lower-margin engineered valve sales in the first quarter of 2012 compared to the first quarter of 2011.

Orders

Orders increased in all product lines with engineered and distributed valves accounting for over two-thirds of the total segment increase in the first quarter of 2012 as compared to the first quarter of 2011. The primary drivers for the increases were:

•
higher North American activity levels, largely in unconventional resource areas, which led to a 17.0% increase in orders for distributed valves (however, the Company expects this rate of increase to moderate in coming quarters due to the disruptions caused by the shift from dry gas to wet gas in the United States),

•	higher Asia-Pacific activity levels which contributed to a 29.1% increase in demand for engineered valves, and

•
increased project activity primarily in North America which contributed to a 26.5% increase in orders for process valves, a 15.2% increase in demand for measurement equipment and a 26.1% increase in orders for aftermarket parts and services.

Backlog (at period-end)

        Backlog levels for the V&M segment increased 27.2% from March 31, 2011 due to improved demand across all major product lines with nearly three-fourths of the increase attributable to stronger demand for engineered and distributed valves.

PCS Segment –

	Quarter Ended March 31,		Increase (Decrease)
($ in millions)	2012	2011	$	$	%

Revenues	$271.0	$295.7	$(24.7)		(8.4)%
Income before income taxes	$10.6	$30.6	$(20.0)		(65.4)%
Income before income taxes as a percent of revenues	3.9%	10.3%	N/A		(6.4)%

Orders	$352.0	$276.6	$75.4		27.3%
Backlog (at period-end)	$1,097.2	$772.4	$324.8		42.1%

Revenues

A decline in revenues in the custom engineered process systems product line, due mainly to project and manufacturing delays and inefficiencies, accounted for the entire segment revenue shortfall in the first quarter of 2012 as compared to the first quarter of 2011.

Income before income taxes as a percent of revenues

The decrease in the ratio of income before income taxes as a percent of revenues was due primarily to:

•
a 5.3 percentage-point increase in the ratio of selling and administrative costs to revenues resulting mainly from a 22% increase in costs, primarily higher employee-related costs and legal fees, in relation to lower revenues,

•	a 0.6 percentage-point increase in the ratio of depreciation and amortization to revenues resulting mainly from increased depreciation of machinery and equipment in relation to lower revenues, and

•
a 0.5 percentage-point increase in the ratio of cost of sales to revenues during the first quarter of 2012, due mainly to a higher ratio of cost of sales to revenues of nearly 2.1 percentage points for process systems and centrifugal compression equipment as a result of low bid margins and manufacturing inefficiencies in the custom engineered process systems business and the completion of several low-margin, multi-unit engineered and plant air compression equipment projects in the first quarter of 2012.  This increase in the cost ratio was partially offset by a 1.6 percentage-point improvement in reciprocating compression margins, primarily resulting from lower costs in this product line.

Orders

Increased reciprocating compression and process systems orders accounted for approximately 88% of the increase in total segment orders for the first quarter of 2012 as compared to the first quarter of 2011.

•	Reciprocating compression equipment orders increased more than 44% as a result of several large project awards for new Ajax units and Superior compressors received in the first quarter of 2012.

•
Process systems orders were up nearly 27% on the strength of higher demand for standard equipment for use in unconventional resource regions in North America and from international customers for new custom engineered applications.

Backlog (at period-end)

The increase in backlog at March 31, 2012 as compared to March 31, 2011 was split fairly evenly between the compression equipment business and the process systems business.  Over 70% of the increase in compression equipment backlog was due to recent high demand in the centrifugal engineered air product line.  A large order at the end of 2011 for a custom engineered application in the Gulf of Mexico and continued strong demand in the first quarter of 2012 contributed to the increased level of backlog in the process systems business.

Corporate Segment –

The $4.5 million increase in the loss before income taxes in the Corporate segment during the first quarter of 2012 as compared to the first quarter of 2011 (see Note 9 of the Notes to Consolidated Condensed Financial Statements) was due primarily to:

•
a $10.1 million increase in selling and administrative expenses, mainly resulting from (i) $8.2 million of higher employee-related incentive compensation and (ii) the impact of a reversal in the first quarter of 2011 of a $2.5 million accrual for certain international non-income tax contingencies, and

•	a $3.3 million increase in depreciation and amortization expense due mainly to higher spending in recent periods for development of the Company’s enhanced business information systems.

These increases were partially offset by a $10.4 million reduction in other costs (credits) as described above under “Consolidated Results”.

Liquidity and Capital Resources

Consolidated Condensed Statements of Cash Flows

During the first three months of 2012, net cash used for operations totaled $203.8 million, a decrease of $123.0 million from the $326.8 million of cash used from operations during the first three months of 2011.  During the first three months of 2012, the Company made a net cash payment of $82.5 million to BP Exploration and Production Inc. in connection with an indemnity settlement reached in late 2011.

Cash totaling $397.8 million was used to increase working capital during the first three months of 2012 compared to $454.3 million during the first three months of 2011, a decrease of $73.6 million.

Increased sales and better collections in the DPS and V&M segments resulted in lower receivables at March 31, 2012 as compared to the first three months of 2011.  Also, inventory levels increased company-wide, largely as a result of higher order rates and higher backlog levels, in particular in the Company’s surface and subsea divisions.

Cash used for investing activities decreased by $23.2 million, from $82.8 million during the first three months of 2011 to $59.6 million during the first three months of 2012.  This decrease resulted from the sale of short-term investments of $78.8 million partially offset by higher capital expenditures and the Elco acquisition.

Net cash provided by financing activities totaled $20.0 million for the first three months of 2012, mainly due to an increase in short-term borrowings of $18.4 million, primarily at certain international locations. The Company also purchased 57,200 treasury shares for a total cash cost of $3.2 million.

Future liquidity requirements

The Company expects to spend approximately $500 million for capital equipment and facilities for the full year of 2012.

The Company believes, based on its current financial condition, existing backlog levels and current expectations for future market conditions and potential future capital markets transactions, that it will be able to meet its short- and longer-term liquidity needs.  Cash and short-term investments totaling $1.0 billion at March 31, 2012, future expected operating cash flows, amounts available under the Company’s $835 million five-year Amended Credit Agreement, which ultimately expires on June 6, 2016, and potential proceeds from future capital markets transactions are expected to be used in some combination thereof to fund among other things, future acquisitions, including the recently announced acquisition of the drilling equipment business of TTS Group ASA (see Note 2 of the Notes to Consolidated Condensed Financial Statements for further information), the integration of the operations of LeTourneau Technologies, Inc. into the Company, the remainder of the Company’s 2012 capital spending program and future working capital and other corporate needs.

At March 31, 2012, the amount available for borrowing under the Amended Credit Agreement totaled $809.6 million.

Factors That May Affect Financial Condition and Future Results

Downturns in the oil and gas industry have had, and will likely in the future have, a negative effect on the Company’s sales and profitability.

Demand for most of the Company’s products and services, and therefore its revenue, depends to a large extent upon the level of capital expenditures related to oil and gas exploration, production, development, processing and transmission. Declines, as well as anticipated declines, in oil and gas prices could negatively affect the level of these activities, or could result in the cancellation, modification or rescheduling of existing orders. As an example, the recent decline in natural gas spot prices in the United States to less than $2 per MMBtu, the lowest level in the last decade, could result in a reduction in orders by the Company’s customers which could negatively impact the Company’s future revenues and profitability. See also the discussion in “Recent Market Conditions” above.

The inability of the Company to deliver its backlog on time could affect the Company’s future sales and profitability and its relationships with its customers.

At March 31, 2012, the Company’s backlog was approximately $6.8 billion.  The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for large subsea projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Many of the contracts the Company enters into with its customers require long manufacturing lead times and contain penalty or incentive clauses relating to on-time delivery. A failure by the Company to deliver in accordance with customer expectations could subject the Company to financial penalties or loss of financial incentives and may result in damage to existing customer relationships. Additionally, the Company bases its earnings guidance to the financial markets on expectations regarding the timing of delivery of product currently in backlog. Failure to deliver backlog in accordance with expectations could negatively impact the market price performance of the Company’s common stock and other publicly-traded financial instruments.

A deterioration in future expected profitability or cash flows could result in an impairment of the Company’s goodwill.

 The Company reviews the carrying value of goodwill in accordance with accounting rules on impairment of goodwill, which require that the Company estimate the fair value of each of its reporting units annually, or when impairment indicators exist, and compare such amounts to their respective carrying values to determine if an impairment of goodwill is required. The estimated fair value of each reporting unit is determined using discounted future expected cash flow models (level 3 observable inputs) consistent with the accounting guidance for fair value measurements.  Certain estimates and judgments are required in the application of the discounted cash flow models, including, but not limited to, estimates of future cash flows and the selection of a discount rate.  Generally, this review is conducted during the first quarter of each annual period.  The results of the 2012 test indicated that there was no impairment of goodwill.  Should the Company’s estimate of the fair value of any of its reporting units decline significantly in future periods due to changes in customer demand, market activity levels, interest rates or other factors which would impact future earnings and cash flow or market valuation levels of the Company or any of its reporting units, an impairment of goodwill could be required.

Total Company goodwill at March 31, 2012 was $1.7 billion, a large portion of which was allocated to the Company’s PCS segment, which includes the majority of the NATCO operations acquired in 2009.  The Company’s determination of the fair value of its Custom Process Systems (CPS) business within the PCS segment included assumptions for continued long-term improvements to recent historical and 2012 budgeted results. As a result of competitive pressures during the economic downturn that began prior to the acquisition of the NATCO operations in 2009, the backlog of the CPS business has carried unusually low margins which have negatively impacted recent profitability.  The CPS business has also underperformed its estimated budget for the first quarter of 2012.  While management is taking steps to reverse this trend, should the CPS business continue to underperform future expectations assumed in our discounted cash flow calculations, an impairment of goodwill for this reporting unit could be required.  Goodwill associated with the CPS business was approximately $567.4 million at March 31, 2012.

Execution of subsea systems projects exposes the Company to risks not present in its other businesses.

Cameron is a significant participant in the subsea systems projects market.  This market is significantly different from most of the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and, in some cases, may require the development of new technology. The Company’s subsea business unit received orders in the amount of $583.7 million during the first three months ended March 31, 2012.  Total backlog for the subsea business unit at March 31, 2012 was approximately $2.1 billion.  To the extent the Company experiences unplanned difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted. The Company accounts for its subsea projects, as it does its separation and drilling projects, using accounting rules for construction-type and production-type contracts.  In accordance with this guidance, the Company estimates the expected margin on these projects and recognizes this margin as units are completed.  Factors that may affect future project costs and margins include the ability to properly execute the engineering and design phases consistent with our customers’ expectations, production efficiencies obtained, and the availability and costs of labor, materials and subcomponents.  These factors can significantly impact the accuracy of the Company’s estimates and materially impact the Company’s future period earnings.  If the Company experiences cost overruns, the expected margin could decline.  Were this to occur, in accordance with the accounting guidance, the Company would record a cumulative adjustment to reduce the margin previously recorded on the related project in the period a change in estimate is determined.  As an example, the Company incurred a $51.0 million charge in the first quarter of 2011 for cost overruns on a large subsea project in Nigeria.  Large subsea systems projects accounted for approximately 11.5% of total revenues for the three month period ended March 31, 2012 and represent a significant portion of the subsea business unit’s total operations.  As of March 31, 2012, the Company had a subsea systems project backlog of approximately $1.5 billion.

As a designer, manufacturer, installer and servicer of oil and gas pressure control equipment, the Company may be subject to liability for personal injury, property damage and environmental contamination should such equipment fail to perform to specifications.

Cameron provides products and systems to customers involved in oil and gas exploration, development and production, as well as in certain other industrial markets.  Some of the Company’s equipment is designed to operate in high-temperature, high-pressure environments on land, on offshore platforms and on the seabed.  Cameron also provides aftermarket parts and repair services at numerous facilities located around the world or at customer sites for this and other equipment.  Because of  applications to which the Company’s products and services are put, particularly those involving the high temperature and pressure environments, a failure of such equipment, or a failure by the Company’s customers to maintain or operate the equipment properly, could cause damage to the equipment, damage to a customer’s other property, personal injury and environmental contamination, onshore or offshore.  Cameron is currently party to litigation involving personal injury, property damage and environmental contamination alleged to have been caused by failures of the Company’s equipment.

Integration of the recent acquisition of LeTourneau Technologies, Inc. into the Company’s operations may cause disruptions, inefficiencies or the risk of unplanned costs for the Company.

    On October 24, 2011, the Company closed on the acquisition of LeTourneau Technologies, Inc., a wholly-owned subsidiary of Joy Global Inc., for $375.0 million in cash, subject to certain post-closing adjustments.   The Company will spend a good portion of 2012 integrating the operations of LeTourneau into Cameron’s Drilling Systems division of the DPS segment.  The integration of these operations will require a significant amount of time and effort for management and employees and may result in disruptions and inefficiencies for a period of time.  Additionally, former LeTourneau customers may elect to buy from competitors of Cameron rather than continue to do business with the former operations of LeTourneau now that they have become part of the Cameron organization.  Costs of integrating the former LeTourneau operations into Cameron could exceed what is currently expected.  Any of these events, if they occurred, could negatively impact the Company’s expected future revenues, costs, profitability and operating cash flows.

Fluctuations in currency markets can impact the Company’s profitability.

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

The Company’s operations expose it to risks of non-compliance with multiple trade regulations and import/export laws and regulations.

The Company’s operations expose it to trade regulations and import/export regulations of multiple jurisdictions.  In addition to using “Centers of Excellence” for manufacturing products to be delivered around the world the Company imports raw materials, semi-finished goods as well as finished products into many countries for use in country or for manufacturing and/or finishing for re-export and import into another country for use or further integration into equipment or systems.  Most movement of raw materials, semi-finished or finished products by the Company involves exports and imports.  As a result, compliance with multiple trade sanctions and embargoes and import and export laws and regulations pose a constant challenge and risk to the Company.  Cameron has received a number of inquiries from U.S. governmental agencies, including the U.S. Securities and Exchange Commission and the Office of Foreign Assets Control regarding compliance with U.S. trade sanction and export control laws as well as an inquiry from another country regarding compliance with its export regulations.  The Company also regularly undergoes governmental audits to determine compliance with import and customs laws and regulations.  Recently the Company underwent a Focused Assessment Audit regarding compliance with U.S. customs regulations and is currently undergoing a customs audit in Brazil, and has received inquiries regarding compliance with import and customs laws and regulations from several other countries.  The Company has been assessed with approximately $51.0 million of additional customs duties, penalties and interest by the government of Brazil as a result of the current customs audit for the years 2003-2010.  The Company has identified numerous errors in the assessment, the government has not provided appropriate supporting documentation for the assessment, and the Company believes a vast majority of this assessment will ultimately be proven to be incorrect.  As a result, the Company currently expects no material adverse impact on its results of operations or cash flows as a result of the ultimate resolution of this matter.  No amounts have been accrued for this assessment as of March 31, 2012 as no loss is currently considered probable.

The Company’s operations expose it to political and economic risks and instability due to changes in economic conditions, civil unrest, foreign currency fluctuations, and other risks, such as local content requirements inherent to international businesses.

The political and economic risks of doing business on a worldwide basis include the following:
•	volatility in general economic, social and political conditions;
•	the effects of civil unrest and sanctions imposed by the United States and other governments on transactions with various countries, such as Iran and, in 2011, Libya;
•	the effects of civil unrest on the Company’s business operations, customers and employees, such as that currently occurring in several other countries in the Middle East;
•
differing tax rates and/or increasing tax rates.  Economic conditions around the world have resulted in decreased tax revenues for many governments, which could lead to changes in tax laws in countries where the Company does business, including the United States.  Changes in tax laws could have a negative impact on the Company’s future results;

•	exchange controls or other similar measures that result in restrictions on repatriation of capital and/or income;
•	changes in currency rates;
•	reductions in the number or capacity of qualified personnel.

Cameron has manufacturing and service operations that are essential parts of its business in developing countries and volatile areas in Africa, Latin America, Russia and other countries that were part of the Former Soviet Union, the Middle East, and Central and South East Asia. Recent increases in activity levels in certain of these regions have increased the Company’s risk of identifying and hiring sufficient numbers of qualified personnel to meet increased customer demand in selected locations.  The Company also purchases a large portion of its raw materials and components from a relatively small number of foreign suppliers in China, India and other developing countries. The ability of these suppliers to meet the Company’s demand could be adversely affected by the factors described above.

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

The Company’s operations require it to deal with a variety of cultures as well as agents and other intermediaries exposing it to compliance risks.

Doing business on a worldwide basis necessarily involves exposing the Company and its operations to risks inherent in complying with the laws and regulations of a number of different nations. These laws and regulations include various anti-bribery laws.

The Company does business and has operations in a number of developing countries that have relatively underdeveloped legal and regulatory systems compared to more developed countries. Several of these countries are generally perceived as presenting a higher than normal risk of corruption, or as having a culture in which requests for improper payments are not discouraged. Maintaining and administering an effective anti-bribery compliance program under the U.S. Foreign Corrupt Practices Act (FCPA), the United Kingdom’s Bribery Act of 2010, and similar statutes of other nations, in these environments presents greater challenges to the Company than is the case in other, more developed countries.

        Additionally, the Company does business through agents and other intermediaries, such as customs clearance brokers, in these countries as well as others.  As a result, the risk to the Company of compliance violations is increased because actions taken by any of them when attempting to conduct business on our behalf can be imputed to us by law enforcement authorities.

The Company is subject to environmental, health and safety laws and regulations that expose the Company to potential liability and proposed new regulations that would restrict activities to which the Company currently provides equipment and services.

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

The Company provides equipment and services to companies employing hydraulic fracturing or “fracking” and could be adversely impacted by new regulations of this enhanced recovery technique.  Environmental concerns have been raised regarding the potential impact on underground water supplies of fracturing which involves the pumping of water and certain chemicals under pressure into a well to break apart shale and other rock formations in order to increase the flow of oil and gas embedded in these formations.  Recently, certain U.S. states have proposed regulations regarding disclosure of chemicals used in fracking operations or have temporarily suspended issuance of permits for conducting such operations.  Additionally, the United States Environmental Protection Agency (EPA) issued rules on April 17, 2012, designed to limit the release of volatile organic compounds, or pollutants, from natural gas wells that are hydraulically fractured.  Companies will be required to implement these new rules beginning January 2015.  The EPA is also continuing to study whether the fracking process has any negative impact on underground water supplies.  Should additional governmental regulations ultimately be imposed that further restrict or curtail hydraulic fracking activities, the Company’s revenues and earnings could be negatively impacted.

Enacted and proposed climate protection regulations and legislation may impact the Company’s operations or those of its customers.

The EPA has made a finding under the United States Clean Air Act that greenhouse gas emissions endanger public health and welfare and the EPA has enacted regulations requiring monitoring and reporting by certain facilities and companies of greenhouse gas emissions.  Carbon emission reporting and reduction programs have also expanded in recent years at the state, regional and national levels with certain countries having already implemented various types of cap-and-trade programs aimed at reducing carbon emissions from companies that currently emit greenhouse gases.

To the extent the Company’s customers, particularly those involved in power generation, petrochemical processing or petroleum refining, are subject to any of these or other similar proposed or newly enacted laws and regulations, the Company is exposed to risks that the additional costs by customers to comply with such laws and regulations could impact their ability or desire to continue to operate at current or anticipated levels in certain jurisdictions, which could negatively impact their demand for the Company’s products and services.

To the extent Cameron is subject to any of these or other similar proposed or newly enacted laws and regulations, the Company expects that its efforts to monitor, report and comply with such laws and regulations, and any related taxes imposed on companies by such programs, will increase the Company’s cost of doing business in certain jurisdictions, including the United States, and may require expenditures on a number of its facilities and possibly on modifications of certain of its compression products, which involve use of power generation equipment.

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

The Company has underway a project to upgrade its SAP business information systems worldwide.  The first stage of this multi-year effort was completed at the beginning of the third quarter of 2011 with the deployment of the upgraded system for certain businesses within the Company’s PCS segment.  Deployment to the remaining businesses within the PCS segment was completed at the beginning of the second quarter of 2012.  As this system continues to be deployed throughout the rest of the Company, delays or difficulties may initially be encountered in effectively and efficiently processing transactions and conducting business operations until such time as personnel are familiar with all appropriate aspects and capabilities of the upgraded systems.

The Company’s operations and information systems are subject to cybersecurity risks.

        Cameron continues to increase its dependence on digital technologies to conduct its operations, to collect monies from customers and to pay vendors and employees.  Many of the Company’s files are digitized and more employees are working in almost paperless environments.  Additionally, the hardware, network and software environments to operate SAP, the Company’s main enterprise-wide operating system, have been outsourced to third parties.  Other key software products used by the Company to conduct its operations either reside on servers in remote locations or are operated by the software vendors or other third parties for the Company’s use as “Cloud-based” or “Web-based” applications.  The Company has also outsourced certain information technology development, maintenance and support functions.  As a result, the Company is exposed to potentially severe cyber incidents at both its internal locations and outside vendor locations that could disrupt its operations for an extended period of time and result in the loss of critical data and in higher costs to correct and remedy the effects of such incidents, although no such material incidents have occurred to date.  The Company has developed disaster recovery procedures and maintains security policies to control access to and changes in its operating systems and periodically reviews similar controls and policies of its key software, hardware and network vendors.

Environmental Remediation

The Company’s worldwide operations are subject to domestic and international regulations with regard to air, soil and water quality as well as other environmental matters. The Company, through its environmental management system and active third-party audit program, believes it is in substantial compliance with these regulations.

The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the PCS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At March 31, 2012, the Company’s consolidated balance sheet included a noncurrent liability of $5.5 million for environmental matters.

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

Cameron has implemented a corporate “HSE Management System” based on the principles of ISO 14001 and OHSAS 18001.  The HSE Management System contains a set of corporate standards that are required to be implemented and verified by each business unit. Cameron also has implemented a corporate regulatory compliance audit program to verify facility compliance with environmental, health and safety laws and regulations.  The compliance program employs or uses independent third party auditors to audit facilities on a regular basis specific to country, region, and local legal requirements.  Audit reports are circulated to the senior management of the Company and to the appropriate business unit.  The compliance program requires corrective and preventative actions be taken by a facility to remedy all findings of non-compliance, which are tracked on the corporate HSE data base.

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

Capital Markets and Interest Rates

The Company is subject to interest rate risk on its variable-interest rate borrowings. Variable-rate debt, where the interest rate fluctuates periodically, exposes the Company’s cash flows to variability due to changes in market interest rates. Additionally, the fair value of the Company’s fixed-rate debt changes with changes in market interest rates.

The Company manages its debt portfolio to achieve an overall desired position of fixed and floating rates and employs from time to time interest rate swaps as a tool to achieve that goal. The major risks from interest rate derivatives include changes in the interest rates affecting the fair value of such instruments, potential increases in interest expense due to market increases in floating interest rates and the creditworthiness of the counterparties in such transactions.

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

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Sarbanes-Oxley Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no material changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Deepwater Horizon Matter

A blowout preventer (“BOP”) originally manufactured by the Company and delivered in 2001, and for which the Company was one of the suppliers of spare parts and repair services, was deployed by the drilling rig Deepwater Horizon in 2010 when the rig experienced an explosion and fire resulting in bodily injuries and loss of life, the loss of the rig, and an unprecedented discharge of hydrocarbons into the Gulf of Mexico.

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

On December 15, 2011, the Company entered into an agreement with BP Exploration and Production Inc. (BPXP), guaranteed by BP Corporation North America Inc., pursuant to which BPXP agreed to indemnify the Company for any and all current and future compensatory claims, and to pay on behalf of the Company any and all such claims, associated with or arising out of the Deepwater Horizon incident the Company otherwise would have been obligated to pay, including claims arising under the Oil Pollution Act, claims for natural resource damages and associated damage-assessment costs, and other claims arising from third parties.  The agreement does not provide indemnification of the Company against any fines, penalties, punitive damages or certain other potential non-compensatory claims levied on or awarded against it individually. The Company does not consider any of these, singly or cumulatively, to pose a material financial risk to it because while the United States brought suit against BP and certain other parties associated with this incident for recovery under statutes such as the Oil Pollution Act of 1990 (OPA) and the Clean Water Act the Company was not named as a defendant in this suit.  Additionally, BP and the Plaintiffs’ Steering Committee (“PSC”), appointed by the Court in the MDL proceeding to represent the interests of third-party claimants, concluded an "Economic and Property Damages Settlement Agreement" and a "Medical Benefits Class Action Settlement Agreement” which were filed with the Court on April 18, 2012.  Under the terms of these settlements, the PSC, on behalf of these claimants who would be included in the proposed settling classes, has released any claim against BP and certain other parties, including the Company, for punitive and other non-compensatory damages.  This settlement has yet to be approved by the Court. The proposed settlement, and the release of punitive and other non-compensatory damages against Cameron, will not affect the claims of (i) persons who opt out of the settlement; (ii) persons outside the geographic scope of the settlement, which include Alabama, Louisiana, Mississippi and certain counties in Florida and Texas; (iii) persons outside the class of lost business covered by the settlement class such as gambling, real estate development and insurance; and (iv) the Gulf states and local government entities.

A shareholder derivative suit, Berzner vs. Erikson, et al., Cause No. 2010-71817, 190th District Court of Harris County, Texas, has been filed against the Company’s directors in connection with this incident and its aftermath alleging the Company’s directors failed to exercise their fiduciary duties regarding the safety and efficacy of its products.

Item 1A. Risk Factors

The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 23 – 28 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2011, the Board of Directors adopted a resolution allowing for the repurchase of shares of the Company’s common stock up to an amount of $500.0 million.  This authorization superseded and replaced all previous authorizations.  The Company, under this authorization, may purchase shares directly or indirectly by way of open market transactions or structured programs, including the use of derivatives, for the Company’s own account or through commercial banks or financial institutions.

Shares of common stock purchased and placed in treasury during the three months ended March 31, 2012 under the Board’s authorization program described above were as follows:

Period	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of repurchase program	Maximum number of shares that may yet be purchased under repurchase program(1)
1/1/12 – 1/31/12	−	$	−	49,000	9,353,207
2/1/12 – 2/29/12	30,200		$56.45	79,200	8,901,199
3/1/12 – 3/31/12	27,000		$54.18	106,200	9,358,754
Total	57,200		$55.38	106,200	9,358,754

(1)	Based upon month-end stock price.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

         N/A

Item 5. Other Information

(a)	Information Not Previously Reported in a Report on Form 8-K

None

(b)	Material Changes to the Procedures by Which Security Holders May Recommend Board Nominees.

There have been no material changes to the procedures enumerated in the Company’s definitive proxy statement filed on Schedule 14A with the Securities and Exchange Commission on March 28, 2012 with respect to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

Date: April 30, 2012	CAMERON INTERNATIONAL CORPORATION
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