Form 10-Q
period 2012-09-30
CAMERON INTERNATIONAL CORP
filed 2012-11-02
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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
Yes ☐ No ☑

Number of shares outstanding of issuer’s common stock as of October 26, 2012 was 246,714,132.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(dollars and shares in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)

REVENUES	$2,218.3	$1,685.9	$6,076.3	$4,928.2
COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,568.2	1,136.6	4,297.5	3,407.9
Selling and administrative expenses	285.0	243.4	842.6	723.6
Depreciation and amortization	66.8	53.1	189.9	145.5
Interest, net	25.1	20.6	69.8	62.7
Other costs (see Note 3)	3.4	34.2	11.8	63.2
Total costs and expenses	1,948.5	1,487.9	5,411.6	4,402.9
Income before income taxes	269.8	198.0	664.7	525.3
Income tax provision	(46.2)	(33.5)	(132.5)	(103.2)
Net income	$223.6	$164.5	$532.2	$422.1
Earnings per common share:
Basic	$0.91	$0.67	$2.16	$1.72
Diluted	$0.90	$0.67	$2.15	$1.69
Shares used in computing earnings per common share:
Basic	246.4	245.1	246.3	244.9
Diluted	248.1	247.1	248.0	249.8

Comprehensive income	$276.1	$9.1	$585.7	$371.7

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in millions, except shares and per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$990.7	$898.9
Short-term investments	364.1	423.5
Receivables, net	1,899.4	1,757.3
Inventories, net	2,797.0	2,399.9
Other	388.8	349.0
Total current assets	6,440.0	5,828.6
Plant and equipment, net	1,667.2	1,500.1
Goodwill	1,918.1	1,615.3
Other assets	500.9	417.7
TOTAL ASSETS	$10,526.2	$9,361.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$30.0	$10.6
Accounts payable and accrued liabilities	2,693.2	2,669.7
Accrued income taxes	31.3	–
Total current liabilities	2,754.5	2,680.3
Long-term debt	2,017.8	1,574.2
Deferred income taxes	168.4	184.5
Other long-term liabilities	253.7	215.3
Total liabilities	5,194.4	4,654.3
Stockholders’ Equity:
Common stock, par value $.01 per share, 400,000,000 shares authorized, 263,111,472 shares issued at September 30, 2012 and December 31, 2011	2.6	2.6
Capital in excess of par value	2,083.7	2,072.4
Retained earnings	3,902.4	3,370.2
Accumulated other elements of comprehensive income (loss)	(37.3)	(90.8)
Less: Treasury stock, 16,450,808 shares at September 30, 2012 (17,579,397 shares at December 31, 2011)	(619.6)	(647.0)
Total stockholders’ equity	5,331.8	4,707.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,526.2	$9,361.7

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)
Cash flows from operating activities:
Net income	$223.6	$164.5	$532.2	$422.1
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	53.6	42.9	153.0	115.1
Amortization	13.2	10.2	36.9	30.4
Non-cash stock compensation expense	9.7	9.1	31.3	26.7
Deferred income taxes and tax benefit of employee stock compensation plan transactions	(91.2)	25.6	(59.6)	12.5
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	(65.9)	(159.1)	(49.1)	(360.4)
Inventories	(127.3)	(146.4)	(439.5)	(431.4)
Accounts payable and accrued liabilities	74.2	158.0	(94.1)	24.6
Other assets and liabilities, net	88.6	0.1	27.1	39.8
Net cash provided by (used for) operating activities	178.5	104.9	138.2	(120.6)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	262.7	–	775.0	–
Purchases of short-term investments	(207.3)	–	(715.6)	–
Capital expenditures	(98.7)	(94.2)	(280.4)	(228.5)
Acquisitions, net of cash acquired	––	–	(309.6)	(42.5)
Proceeds from sales of plant and equipment	7.5	7.8	25.8	17.6
Net cash used for investing activities	(35.8)	(86.4)	(504.8)	(253.4)
Cash flows from financing activities:
Short-term loan borrowings (repayments), net	6.6	18.2	(37.9)	49.7
Issuance of senior debt	–	–	499.3	747.8
Debt issuance costs	–	–	(3.4)	(4.7)
Redemption of convertible debentures	–	(524.5)	–	(705.7)
Sale (purchase) of equity call options, net	–	9.7	–	(12.2)
Purchase of treasury stock	(5.0)	–	(12.5)	−
Proceeds from stock option exercises, net of tax payments from stock compensation plan transactions	8.3	3.3	10.4	20.0
Excess tax benefits from employee stock compensation plan transactions	4.1	0.5	9.3	5.4
Principal payments on capital leases	(2.8)	(2.2)	(8.1)	(6.0)
Net cash provided by (used for) financing activities	11.2	(495.0)	457.1	94.3
Effect of translation on cash	7.8	(30.1)	1.3	(16.3)
Increase (decrease) in cash and cash equivalents	161.7	(506.6)	91.8	(296.0)
Cash and cash equivalents, beginning of period	829.0	2,043.1	898.9	1,832.5
Cash and cash equivalents, end of period	$990.7	$1,536.5	$990.7	$1,536.5

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

As of September 30, 2012, the Company has made only minimal purchase price allocation adjustments to the opening balance sheet of TTS.  The primary areas of the purchase price allocation, which are not yet finalized, relate to inventory, property, plant and equipment, identifiable intangible assets, goodwill, certain preacquisition contingencies and related adjustments to deferred taxes.

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

Preliminary goodwill recorded from the TTS and Elco acquisitions during the nine months ended September 30, 2012 was approximately $256.0 million.

As discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company closed on the acquisition of LeTourneau Technologies Drilling Systems, Inc., a wholly-owned subsidiary of Joy Global, Inc. on October 24, 2011.  The Company made a preliminary allocation of the purchase price at the time of acquisition based on preliminary valuations of the assets and liabilities acquired.  While certain adjustments to the preliminary allocation were made during the first nine months of 2012, the Company is still awaiting certain information to finalize its preliminary estimates and assumptions related to the fair value of inventory, property, plant and equipment, identifiable intangible assets, goodwill, certain pre-acquisition contingencies and related adjustments to deferred taxes.

Note 3: Other Costs

Other costs consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

International pension settlement costs	$–	$–	$6.1	$–
Acquisition integration costs	5.3	–	10.5	–
BOP litigation costs	1.4	13.2	2.4	35.5
Mark-to-market impact on currency derivatives(1)	(7.6)	6.4	(13.2)	6.4
Severance, restructuring and other costs	4.3	14.6	6.0	21.3
	$3.4	$34.2	$11.8	$63.2

(1)	These derivatives have not been designated as accounting hedges.

Note 4: Receivables

Receivables consisted of the following (in millions):

	September 30, 2012	December 31, 2011

Trade receivables	$1,736.2	$1,523.5
Insurance company receivable related to the indemnity settlement with BP Exploration and Production Inc.	–	167.5
Other receivables	172.2	76.2
Allowance for doubtful accounts	(9.0)	(9.9)
Total receivables	$1,899.4	$1,757.3

Note 5: Inventories

         Inventories consisted of the following (in millions):

	September 30, 2012	December 31, 2011

Raw materials	$249.3	$427.3
Work-in-process	935.8	767.8
Finished goods, including parts and subassemblies	1,797.1	1,376.9
Other	13.1	12.5
	2,995.3	2,584.5
Excess of current standard costs over LIFO costs	(113.4)	(102.7)
Allowances	(84.9)	(81.9)
Total inventories	$2,797.0	$2,399.9

Note 6: Plant and Equipment and Goodwill

Plant and equipment consisted of the following (in millions):

	September 30, 2012	December 31, 2011

Plant and equipment, at cost	$2,999.9	$2,688.0
Accumulated depreciation	(1,332.7)	(1,187.9)
Total plant and equipment	$1,667.2	$1,500.1

Changes in goodwill during the nine months ended September 30, 2012 were as follows (in millions):

Balance at December 31, 2011	$1,615.3
Current year acquisitions	256.0
Adjustments to the purchase price allocation for prior year acquisitions	43.5
Translation	3.3
Balance at September 30, 2012	$1,918.1

Note 7: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in millions):

	September 30, 2012	December 31, 2011

Indemnity settlement with BP Exploration and Production Inc.	$–	$250.0
Trade accounts payable and accruals	781.3	718.8
Advances from customers	1,224.0	1,012.5
Other accruals	687.9	688.4
Total accounts payable and accrued liabilities	$2,693.2	$2,669.7

Activity during the nine months ended September 30, 2012 associated with the Company’s product warranty accruals was as follows (in millions):

Balance December 31, 2011	Net warranty provisions	Acquisitions	Charges against accrual	Translation and other	Balance September 30, 2012

$65.0	$32.3	$3.8	$(33.3)	$0.3	$68.1

Note 8: Debt

The Company’s debt obligations were as follows (in millions):

	September 30, 2012	December 31, 2011

Senior notes:
Floating rate notes due June 2, 2014	$250.0	$250.0
1.6% notes due April 30, 2015	250.0	–
6.375% notes due July 15, 2018	450.0	450.0
4.5% notes due June 1, 2021	250.0	250.0
3.6% notes due April 30, 2022	250.0	–
7.0% notes due July 15, 2038	300.0	300.0
5.95% notes due June 1, 2041	250.0	250.0
Unamortized original issue discount	(4.3)	(3.8)
Other debt	23.7	70.0
Obligations under capital leases	28.4	18.6
	2,047.8	1,584.8
Current maturities	(30.0)	(10.6)
Long-term maturities	$2,017.8	$1,574.2

Senior Notes

 On May 17, 2012, the Company completed the public offering of $500.0 million in aggregate principal amount of senior unsecured notes as follows:

•	$250.0 million principal amount of 1.6% Senior Notes due April 30, 2015; and
•	$250.0 million principal amount of 3.6% Senior Notes due April 30, 2022.

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

Multicurrency Revolving Letter of Credit and Credit Facilities

At September 30, 2012, the Company had issued:

•	$25.4 million of letters of credit under its $835.0 million Amended Credit Agreement leaving $809.6 million remaining available for future use under the Amended Credit Agreement, and

•	$193.1 million of letters of credit under its $250.0 million multi-currency revolving letter of credit facility leaving $56.9 million remaining available for use under this facility.

Note 9: Income Taxes

The Company’s effective tax rate for the first nine months of 2012 was 19.9% compared to 19.6% for the first nine months of 2011.  Tax rates for both periods reflect certain tax benefits recognized from tax planning strategies put in place in prior periods, resolution of certain contingencies and, favorable adjustments related to finalization of prior-year tax returns.

During the third quarter of 2012, the Company made an election to participate in a tax reduction initiative in accordance with applicable foreign country tax law, which reduced the forecasted tax rate for the calendar year 2012 by approximately 4.5 percentage points.

Note 10: Business Segments

The Company’s operations are organized into three separate business segments – DPS, Valves & Measurement (V&M) and Process & Compression Systems (PCS).  Summary financial data by segment follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
DPS	$1,279.7	$977.2	$3,477.6	$2,845.5
V&M	536.0	434.4	1,585.5	1,200.8
PCS	402.6	274.3	1,013.2	881.9
	$2,218.3	$1,685.9	$6,076.3	$4,928.2

Income (loss) before income taxes:
DPS	$198.8	$196.6	$510.2	$474.3
V&M	105.6	81.5	309.3	212.2
PCS	41.7	24.0	79.2	88.5
Corporate & other	(76.3)	(104.1)	(234.0)	(249.7)
	$269.8	$198.0	$664.7	$525.3

Corporate & other includes expenses associated with the Company’s Corporate office, all of the Company’s interest income and interest expense, certain litigation expense managed by the Company’s General Counsel, foreign currency gains and losses from certain derivative and intercompany lending activities managed by the Company’s centralized Treasury function, all of the Company’s pension settlement costs, restructuring expense, acquisition-related costs and all stock compensation expense.

Note 11: Earnings Per Share

The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$223.6	$164.5	$532.2	$422.1

Average shares outstanding (basic)	246.4	245.1	246.3	244.9
Common stock equivalents	1.7	2.0	1.7	2.1
Incremental shares from assumed conversion of convertible debentures	–	–	–	2.8
Diluted shares	248.1	247.1	248.0	249.8

Basic earnings per share	$0.91	$0.67	$2.16	$1.72
Diluted earnings per share	$0.90	$0.67	$2.15	$1.69

The Company’s 2.5% Convertible Debentures were included in the calculation of diluted earnings per share for the nine months ended September 30, 2011, since the average market price of the Company’s common stock exceeded the conversion value of the debentures during that period. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further information.

During the three and nine months ended September 30, 2012, the Company acquired 100,000 and 257,200 treasury shares at an average cost of $55.95 and $51.05 per share, respectively.  No treasury shares were acquired during the three and nine months ended September 30, 2011.  A total of 488,210 and 1,385,789 treasury shares were issued during the three and nine months ended September 30, 2012, respectively, in satisfaction of stock option exercises and vesting of restricted stock units.

Note 12: Comprehensive Income

The amounts of comprehensive income were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income per Consolidated Condensed Statements of Comprehensive Income	$223.6	$164.5	$532.2	$422.1
Foreign currency translation gain (loss)	49.6	(152.3)	45.1	(56.0)
Amortization of net prior service credits related to the Company’s pension and postretirement benefit plans, net of tax	(0.2)	(0.1)	(0.6)	(0.4)
Amortization of net actuarial losses related to the Company’s pension and postretirement benefit plans, net of tax	0.7	1.4	5.5	4.2
Change in fair value of derivatives accounted for as cash flow hedges, net of tax	2.4	(4.4)	3.5	1.8
Comprehensive income	$276.1	$9.1	$585.7	$371.7

The components of accumulated other elements of comprehensive income (loss) at September 30, 2012 and December 31, 2011 were as follows (in millions):

	September 30, 2012	December 31, 2011

Accumulated foreign currency translation gain (loss)	$16.4	$(28.7)
Prior service credits, net, related to the Company’s pension and postretirement benefit plans, net of tax	3.5	4.1
Actuarial losses, net, related to the Company’s pension and postretirement benefit plans, net of tax	(54.8)	(60.3)
Change in fair value of derivatives accounted for as cash flow hedges, net of tax	(2.4)	(5.9)
Accumulated other elements of comprehensive income (loss)	$(37.3)	$(90.8)

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

The Company was named as one of a number of defendants in over 350 suits asserting claims for personal injury, wrongful death, property damage, pollution and economic damages.  Most of these suits were consolidated into a single proceeding under rules governing multi-district litigation.  The consolidated case is styled: In Re: Oil Spill by the Oil Rig “Deep Water Horizon” in the Gulf of Mexico on April 20, 2010, MDL Docket No. 2179.

On December 15, 2011, the Company entered into an agreement with BP Exploration and Production Inc. (BPXP), guaranteed by BP Corporation North America Inc., pursuant to which BPXP agreed to indemnify the Company for any and all current and future compensatory claims, and to pay on behalf of the Company any and all such claims, associated with or arising out of the Deepwater Horizon incident the Company otherwise would have been obligated to pay, including claims arising under the Oil Pollution Act, claims for natural resource damages and associated damage-assessment costs, clean-up costs, and other claims arising from third parties.  The agreement does not provide indemnification of the Company against any fines, penalties, punitive damages or certain other potential non-compensatory claims levied on or awarded against it individually.  The Company, however, does not consider any of these, singly or cumulatively, to pose a material financial risk to it because, while the United States brought suit against BP and certain other parties associated with this incident for recovery under statutes such as the Oil Pollution Act of 1990 (OPA) and the Clean Water Act, the Company was not named as a defendant in this suit.  Additionally, BP and the Plaintiffs’ Steering Committee (“PSC”), appointed by the Court in the MDL proceeding to represent the interests of third-party claimants, concluded an “Economic and Property Damages Settlement Agreement” and a “Medical Benefits Class Action Settlement Agreement” which were filed with the Court on April 18, 2012.  Under the terms of these settlements, the PSC, on behalf of these claimants who would be included in the proposed settling classes, has released any claim against BP and certain other parties, including the Company, for punitive and other non-compensatory damages.  This settlement has yet to be approved by the Court.   The proposed settlement, and the release of punitive and other non-compensatory damages against Cameron, will not affect the claims of (i) persons who opt out of the settlement; (ii) persons outside of Alabama, Louisiana, Mississippi, and certain counties in Florida and Texas, the geographic scope of the settlement; (iii) persons outside the class of lost business covered by the settlement class such as gambling, real estate development and insurance; and (iv) the Gulf states and local government entities.

A shareholder derivative suit, Berzner vs. Erikson, et al., Cause No. 2010-71817, 190th District Court of Harris County, Texas, was filed in October 2010 against the Company’s directors in connection with this incident and its aftermath alleging the Company’s directors failed to exercise their fiduciary duties regarding the safety and efficacy of its products, but remains in the initial pleading stage.

 Other Litigation

The Company has been and continues to be named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits. At September 30, 2012, the Company’s consolidated balance sheet included a liability of approximately $10.7 million for such cases. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Tax and Other Contingencies

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

        The Company is currently undergoing a customs audit in Brazil.  The Company has been assessed with approximately $51.0 million of additional customs duties, penalties and interest by the government of Brazil as a result of the current customs audit for the years 2003-2010.  The Company has identified numerous errors in the assessment, the government has not provided appropriate supporting documentation for the assessment, and the Company believes a majority of this assessment will ultimately be proven to be incorrect.  As a result, the Company currently expects no material adverse impact on its results of operations or cash flows as a result of the ultimate resolution of this matter.  No amounts have been accrued for this assessment as of September 30, 2012 as no loss is currently considered probable.

Environmental Matters

The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the PCS operation in Grove City, Pennsylvania deposited waste), where remediation is complete and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years and which may have yet undiscovered contamination. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At September 30, 2012, the Company’s consolidated balance sheet included a noncurrent liability of approximately $5.1 million for environmental matters.

 In 2001, the Company discovered that contaminated underground water from the former manufacturing site in Houston referenced above had migrated under an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners. Concerns over the impact on property values of the underground water contamination and its public disclosure led to a number of claims by homeowners.  The Company has settled these claims, primarily as a result of the settlement of a class action lawsuit, and is obligated to reimburse 197 homeowners for any diminution in value of their property due to contamination concerns at the time of the property’s sale. Based upon test results of monitoring wells on the southeastern border of the plume, the Company notified 33 additional homeowners, and may provide notice to additional homeowners, whose property is adjacent to the class area that their property may be affected.  The Company is taking remedial measures to prevent these properties from being affected.  The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements as well as any possible new claims that may be filed with respect to this underground water contamination will not have a material adverse effect on its financial position or results of operations. The Company’s consolidated balance sheet included a liability of approximately $11.8 million for these matters as of September 30, 2012.

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

Following is a summary of the Company’s financial instruments which have been valued at fair value in the Company’s Consolidated Balance Sheets at September 30, 2012 and December 31, 2011:

	Fair Value Based on Quoted Prices in Active Markets for Identical Assets (Level 1)		Fair Value Based on Significant Other Observable Inputs (Level 2)		Fair Value Based on Significant Unobservable Inputs (Level 3)		Total
($ in millions)	2012	2011	2012	2011	2012	2011	2012	2011

Cash and cash equivalents:
Cash	$410.6	$491.7	$–	$–	$–	$–	$410.6	$491.7
Money market funds	420.5	133.4	–	–	–	–	420.5	133.4
Certificate of deposit	0.2	–	–	–	–	–	0.2	–
Commercial paper	–	–	91.0	140.4	–	–	91.0	140.4
U.S.non-governmental agency asset-backed securities	–	–	27.7	27.8	–	–	27.7	27.8
U.S. corporate obligations	5.6	29.1	–	–	–	–	5.6	29.1
U.S. Treasury securities	1.4	–	–	–	–		1.4	–
Non-U.S. bank and other obligations	33.7	76.5	–	–	–	–	33.7	76.5
Short-term investments:
Commercial paper	–	–	211.0	213.5	–	–	211.0	213.5
U.S. Treasury securities	–	10.1	–	–	–	–	–	10.1
U.S. non-governmental agency asset-backed securities	–	–	68.7	77.3	–	–	68.7	77.3
U.S. corporate obligations	84.4	122.6	–	–	–	–	84.4	122.6
Derivatives, net asset (liability):
Foreign currency contracts	–	–	(0.1)	(13.8)	–	–	(0.1)	(13.8)
Interest rate contracts	–	–	–	1.4	–	–	–	1.4
	$956.4	$863.4	$398.3	$446.6	$–	$–	$1,354.7	$1,310.0

        Fair values for financial instruments utilizing level 2 inputs were determined from information obtained from third party pricing sources, broker quotes, calculations involving the use of market indices or mutual fund unit values determined based upon the valuation of the funds’ underlying assets.

        At September 30, 2012, the fair value of the Company’s fixed-rate debt (based on Level 1 quoted market rates) was approximately $2.05 billion as compared to the $1.75 billion face value of the debt recorded, net of original issue discounts, in the Company’s Consolidated Balance Sheet.  At December 31, 2011, the fair value of the Company’s fixed-rate debt (based on Level 1 quoted market rates) was approximately $1.47 billion as compared to the $1.25 billion face value of the debt.

Derivative Contracts

         In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into foreign currency forward contracts to hedge specific large anticipated receipts or disbursements in currencies for which the Company does not traditionally have fully offsetting local currency expenditures or receipts. The Company was party to a number of long-term foreign currency forward contracts at September 30, 2012. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling, valve or other equipment contracts involving the Company’s United States operations and its wholly-owned subsidiaries in Australia, France, Italy, Malaysia, Norway, Singapore and the United Kingdom. Many of these contracts have been designated as and are accounted for as cash flow hedges with changes in the fair value of those contracts recorded in accumulated other comprehensive income (loss) in the period such change occurs.  Certain other contracts, many of which are centrally managed, are intended to offset other foreign currency exposures but have not been designated as hedges for accounting purposes and, therefore, any change in the fair value of those contracts are reflected in earnings in the period such change occurs.  The Company determines the fair value of its outstanding foreign currency forward contracts based on quoted exchange rates for the respective currencies applicable to similar instruments.

Total gross volume bought (sold) by notional currency and maturity date on open derivative contracts at September 30, 2012 was as follows (in millions):

	Notional Amount - Buy				Notional Amount - Sell
	2012	2013	2014	Total	2012	2013	2014	2015	Total
FX Forward Contracts
Notional currency in:
EUR	83.7	65.3	17.8	166.8	(25.0)	(7.8)	–	–	(32.8)
GBP	34.0	1.1	0.1	35.2	(33.1)	(7.2)	(0.3)	–	(40.6)
NOK	458.4	1,016.6	156.2	1,631.2	(140.7)	(394.5)	(0.4)	–	(535.6)
SGD	–	10.0	–	10.0	–	–	–	–	–
USD	17.8	27.3	0.2	45.3	(41.8)	(113.6)	(0.5)	(0.5)	(156.4)

The fair values of derivative financial instruments recorded in the Company’s Consolidated Condensed Balance Sheets at September 30, 2012 and December 31, 2011 were as follows (in millions):

	September 30, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities

Derivatives designated as hedges:
Foreign exchange contracts –
Current	$9.7	$6.4	$1.9	$7.0
Non-current	0.9	2.1	–	0.6
Total derivatives designated as hedges	10.6	8.5	1.9	7.6

Derivatives not designated as hedges:
Foreign exchange contracts –
Current	1.6	3.8	2.5	10.6
Non-current	–	–	–	–

Interest Rate Swaps –
Current	–	–	1.4	–
Non-current	–	–	–	–

Total derivatives not designated as hedges	1.6	3.8	3.9	10.6

Total derivatives	$12.2	$12.3	$5.8	$18.2

The effects of derivative financial instruments designated as cash flow hedges on the Company’s consolidated condensed financial statements for the three months ended September 30, 2012 and 2011 were as follows (in millions):

	Effective Portion					Ineffective Portion and Other
Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in OCI on Derivatives at September 30,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income at September 30,		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives at September 30,
	2012	2011		2012	2011		2012	2011

Foreign exchange contracts	$4.6	$(7.1)	Revenues	$(3.5)	$0.6	Cost of goods sold- ineffective portion	$–	$(0.3)
			Cost of goods sold	–	(1.7)

			Depreciation expense	–	–
Total	$4.6	$(7.1)		$(3.5)	$(1.1)		$–	$(0.3)

The effects of derivative financial instruments designated as cash flow hedges on the Company’s consolidated condensed financial statements for the nine months ended September 30, 2012 and 2011 were as follows (in millions):

	Effective Portion					Ineffective Portion and Other
Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in OCI on Derivatives at September 30,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income at September 30,		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives at September 30,
	2012	2011		2012	2011		2012	2011

Foreign exchange contracts	$0.2	$(4.2)	Revenues	$(5.5)	$2.5	Cost of goods sold- ineffective portion	$(0.5)	$(0.7)
			Cost of goods sold	(4.8)	(8.2)

			Depreciation expense	(0.1)	(0.1)
Total	$0.2	$(4.2)		$(10.4)	$(5.8)		$(0.5)	$(0.7)

The amount of pre-tax gain (loss) from the ineffective portion of derivatives not designated as hedging instruments was (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Foreign currency contracts:
Cost of sales	$–	$(1.4)	$0.5	$(2.2)
Other costs	7.6	(6.4)	13.2	(6.4)

Interest rate swaps:
Interest, net	–	–	–	(0.2)

Equity call options:
Other costs	–	(13.8)	–	(12.2)

Total	$7.6	$(21.6)	$13.7	$(21.0)

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

THIRD QUARTER 2012 COMPARED TO THIRD QUARTER 2011

Market Conditions

Information related to a measure of drilling activity and certain commodity spot and futures prices during each quarter and the number of deepwater floaters and semis under contract at the end of each period follows:

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	%
Drilling activity (average number of working rigs during period)(1):
United States	1,906	1,945	(39)	(2.0)%
Canada	326	443	(117)	(26.4)%
Rest of world	1,260	1,169	91	7.8%
Global average rig count	3,492	3,557	(65)	(1.8)%
Commodity prices (average of daily U.S. dollar prices per unit during period)(2):
West Texas Intermediate Cushing, OK crude spot price per barrel in U.S. dollars	$92.16	$89.51	$2.65	3.0%
Henry Hub natural gas spot price per MMBtu in U.S. dollars	$2.88	$4.12	$(1.24)	(30.1)%
Twelve-month futures strip price (U.S. dollar amount at period end)(2):
West Texas Intermediate Cushing, OK crude oil contract (per barrel)	$93.54	$80.26	$13.28	16.5%
Henry Hub Natural Gas contract (per MMBtu)	$3.74	$4.11	$(0.37)	(9.0)%
Number of deepwater floaters and semis under contract in competitive major markets at period-end(3):
U.S. Gulf of Mexico	38	27	11	40.7%
Northwestern Europe	43	37	6	16.2%
West Africa	32	33	(1)	(3.0)%
Southeast Asia and Australia	26	26	–	–%

(1)         Based on average monthly rig count data from Baker Hughes
(2)         Source: Bloomberg
(3)         Source: ODS-Petrodata Ltd.

The average number of worldwide operating rigs decreased slightly in the third quarter of 2012 as compared to the third quarter of 2011, primarily due to lower activity levels in Canada.

Crude oil prices (West Texas Intermediate, Cushing, OK) increased for much of the third quarter of 2012, before closing the period at approximately $92.19 per barrel.  On average, crude oil prices for the third quarter of 2012 as compared to the third quarter of 2011 were up modestly.  The twelve-month futures price for crude oil at September 30, 2012 was relatively flat compared to spot prices near the end of the quarter.

Natural gas (Henry Hub) prices trended slightly upward during the third quarter of 2012 from their lowest levels in the last decade, closing at $3.06 per MMBtu.  On average, prices during the third quarter of 2012 were down 30.1% as compared to the same period in 2011, due largely to increased supplies available in North America as a result of new unconventional resource developments and higher activity levels.  The twelve-month futures strip price for natural gas at September 30, 2012 remains depressed at $3.74 per MMBtu. In response to the current low natural gas prices, many oil and gas exploration and production companies have indicated they have curtailed development activities for “dry gas” wells.  This activity has shifted to areas that produce gas with a mixture of liquid hydrocarbons (“wet gas” wells); thus, there has not been a significant drop off of overall U.S. activity levels to date. Should the twelve-month futures strip price stay at current levels for a long period of time, the portion of the North American rig count directed to gas drilling could decline further, which could further impact the Company’s future orders flow.  Additionally, should the price of various liquid hydrocarbons drop dramatically, rather than shifting activities from dry gas wells to wet gas wells, customers may elect to curtail overall activity levels which could also further negatively impact the Company’s future orders flow in the U.S.

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

Goodwill at September 30, 2012 was $1.9 billion, a large portion of which was allocated to the Company’s Process & Compression Systems (PCS) segment, which includes the majority of the NATCO operations acquired in 2009.  The Company’s determination of the fair value of its Custom Process Systems (CPS) business within the PCS segment included assumptions for continued long-term profitability improvements from current levels  As a result of competitive pressures during the economic downturn that began prior to the acquisition of the NATCO operations in 2009, the backlog of the CPS business has carried unusually low margins which have negatively impacted recent profitability.  Additionally, the Company experienced operating inefficiencies during 2011 which continued into 2012.  While management is taking steps to improve the financial results of CPS, should these efforts not result in performance improvements in the fourth quarter,  the Company would have to re-evaluate its long-term profitability assumptions which could result in an impairment of goodwill for this reporting unit.  Goodwill associated with the CPS business was approximately $572.7 million at September 30, 2012.

Consolidated Results

Net income for the third quarter of 2012 totaled $223.6 million, or $0.90 per diluted share, compared to net income for the third quarter of 2011 of $164.5 million, or $0.67 per diluted share.  Included in the results for the third quarter of 2012 were pre-tax charges of $3.4 million, or $0.01 per share, for acquisition integration activities, costs for BOP litigation, the mark-to-market impact on certain centrally-managed currency derivatives and certain employee severance and restructuring-related activities.  The results for the third quarter of 2011 included pre-tax charges of $34.2 million, or $0.11 per diluted share, primarily associated with costs for BOP litigation, the mark-to-market impact on certain centrally-managed currency derivatives and certain employee severance and restructuring-related activities.

Total revenues for the Company increased $532.4 million, or 31.6%, during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 on the strength of higher sales in each of the Company’s business segments.

•
Drilling & Production Systems (DPS) segment revenues increased 31% in the third quarter of 2012 as compared to the third quarter of 2011 largely as a result of the impact of newly acquired businesses, as well as increased activity levels which resulted in double-digit revenue increases in each major product line.

•
Revenues in the Valves & Measurement (V&M) segment were up 23% in the third quarter of 2012 as compared to the same period last year as strong project activity levels benefitted each of the segment’s new equipment product lines.

•
PCS segment revenues increased nearly 47% compared to the third quarter of 2011 mainly as a result of strong demand for processing equipment in unconventional resource regions of North America, higher manufacturing activity levels associated with custom engineered processing equipment and higher international shipments of reciprocating and centrifugal compression equipment.

As a percent of revenues, cost of sales (exclusive of depreciation and amortization) increased from 67.4% during the third quarter of 2011 to 70.7% for the third quarter of 2012.  Lower margins in the DPS segment, mainly related to the Company’s subsea project business, and a mix shift in the V&M segment, accounted for the majority of the increase in the ratio.

Selling and administrative expenses increased $41.6 million, or approximately 17.1%, during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

•	Selling and administrative expenses were 12.8% of revenues for the third quarter of 2012 as compared to 14.4% for the third quarter of 2011.

•
Nearly 90% of the dollar increase was due to higher employee and facility-related costs mainly as a result of increased business volumes, the impact of newly acquired businesses and international and aftermarket expansion efforts.

Depreciation and amortization expense totaled $66.8 million for the third quarter of 2012 as compared to $53.1 million during the third quarter of 2011, an increase of $13.7 million, due mainly to higher depreciation expense as a result of recent increased levels of capital spending for new equipment, facilities and the Company’s enhanced business information systems, as well as the impact of recently acquired businesses.

Net interest costs for the three months ended September 30, 2012 totaled $25.1 million, an increase of $4.5 million from the same period in 2011.  Approximately $3.4 million of the increase was attributable to the issuance of $500.0 million principal amount of senior unsecured notes in May 2012.

Other costs consisted of:

	Three Months Ended September 30,
($ in millions)	2012	2011

Acquisition integration costs	$5.3	$-
BOP litigation costs	1.4	13.2
Mark-to-market impact on currency derivatives not designated as accounting hedges	(7.6)	6.4
Severance, restructuring and other costs	4.3	14.6
	$3.4	$34.2

The Company’s effective tax rate for the third quarter of 2012 was 17.1% compared to 16.9% for the third quarter of 2011.  Tax rates for both periods reflect certain tax benefits recognized from tax planning strategies put in place in prior periods, resolution of certain contingencies and, favorable adjustments related to finalization of prior-year tax returns.

During the third quarter of 2012, the Company made an election to participate in a tax reduction initiative in accordance with applicable foreign country tax law, which reduced the forecasted tax rate for the calendar year 2012 by approximately 4.5 percentage points.

Segment Results

DPS Segment –

	Three Months Ended September 30,		Increase (Decrease)
($ in millions)	2012	2011	$	%

Revenues	$1,279.7	$977.2	$302.5	31.0%
Income before income taxes	$198.8	$196.6	$2.2	1.1%
Income before income taxes as a percent of revenues	15.5%	20.1%	N/A	(4.6)%

Orders	$1,475.6	$1,149.1	$326.5	28.4%
Backlog (at period-end)	$5,423.9	$3,755.9	$1,668.0	44.4%

 Revenues

A large portion of the increase in revenues was attributable to the impact of newly acquired businesses, which accounted for almost 57% of the total change from the third quarter of 2011.  In addition:

•
surface revenues increased 19% largely as a result of higher rental equipment deployments in unconventional resource regions of North America and higher activity levels in most major regions of the world;

•	drilling equipment sales were up nearly 16% largely related to higher international project activity and increased demand for spares and rig upgrades, and

•	subsea equipment sales increased 12% mainly due to increased activity levels on major projects offshore China and in the North Sea.

 Income before income taxes as a percent of revenues

The ratio of income before income taxes as a percent of revenues declined by 4.6 percentage points from the third quarter of 2011 to the third quarter of 2012, primarily as a result of lower margins on major subsea projects offshore West Africa.

         Orders

Excluding the impact of newly acquired businesses, total segment orders increased 6% in the third quarter of 2012 as compared to the same period last year.  This increase was primarily attributable to:

•	a 33% increase in orders for surface equipment, mainly due to increased demand for rental equipment in unconventional resource regions of North America and higher international activity levels, and

•	a 15% increase in orders for drilling equipment, mainly due to new major project awards.

These increases were largely offset by a 28% decline in subsea equipment orders reflecting certain multi-tree awards that were received in the third quarter of 2011 for installation offshore China and Brazil that did not reoccur in the third quarter of 2012.

Backlog (at period-end)

 Nearly 86% of the increased level of backlog at September 30, 2012 as compared to September 30, 2011 was due to higher backlog in the drilling equipment product line due mainly to the impact of newly acquired businesses, as well as strong demand in previous periods for new equipment and aftermarket parts and services.

V&M Segment –

	Three Months Ended September 30,		Increase/(Decrease)
($ in millions)	2012	2011	$	%

Revenues	$536.0	$434.4	$101.6	23.4%
Income before income taxes	$105.6	$81.5	$24.1	29.6%
Income before income taxes as a percent of revenues	19.7%	18.8%	N/A	0.9%

Orders	$485.8	$508.6	$(22.8)	(4.5)%
Backlog (at period-end)	$1,083.3	$1,090.4	$(7.1)	(0.7)%

 Revenues

Sales increased at double-digit levels across all major product lines during the third quarter of 2012 as compared to the same period in 2011, with engineered and process valves accounting for more than three-fourths of the improvement in total segment sales.

•	Engineered valve sales increased 32% as a result of higher worldwide pipeline construction project activity levels.

•	Process valve and measurement product sales increased 47% and 18%, respectively, as a result of higher North American activity levels.

•	Distributed valve sales increased 14% as a result of the strong beginning-of-period backlog which impacted shipments during the third quarter of 2012.

Income before income taxes as a percent of revenues

The slight increase in the ratio of income before income taxes as a percent of revenues was due primarily to:

•
a 2.0 percentage-point decrease in the ratio of selling and administrative expenses to revenues as a result of revenues increasing at a greater rate than selling and administrative expenses during the third quarter of 2012 as compared to the third quarter of 2011, and

•
a 0.3 percentage-point decrease in the ratio of depreciation and amortization to revenues mainly resulting from the impact of increasing revenues in relation to relatively flat depreciation and amortization during the third quarter of 2012 as compared to the third quarter of 2011.

         These decreases were offset by an increase of 1.3 percentage points in the ratio of cost of sales to revenue resulting from changes in the mix of higher versus lower-margin products delivered in the third quarter of 2012 as compared to the third quarter of 2011.

 Orders

Orders decreased slightly for the overall segment as compared to the third quarter of 2011, primarily due to a 16% decrease in distributed valve orders mainly as a result of weaker demand from Canadian customers coupled with the weakness in the dry gas rig count.

PCS Segment –

	Three Months Ended September 30,		Increase (Decrease)
($ in millions)	2012	2011	$	%

Revenues	$402.6	$274.3	$128.3	46.8%
Income before income taxes	$41.7	$24.0	$17.7	73.8%
Income before income taxes as a percent of revenues	10.4%	8.7%	N/A	1.7%

Orders	$338.7	$345.4	$(6.7)	(1.9)%
Backlog (at period-end)	$1,090.0	$941.2	$148.8	15.8%

Revenues

 Increased segment revenues resulted from:

•
a 56% increase in sales of processing equipment reflecting higher equipment deliveries for use in unconventional resource regions of North America and higher international project activity levels associated with new custom engineered equipment;

•	a 51% increase in sales of reciprocating compression equipment due mainly to increased international shipments of new Superior compressors; and
•	a 24% increase in centrifugal compression equipment deliveries, mainly relating to higher demand for new equipment designed mainly for gas processing applications.

 Income before income taxes as a percent of revenues

The increase in the ratio of income before income taxes as a percent of revenues was due primarily to lower costs in relation to revenues as follows:

•
revenues increased at more than twice the rate of the increase in selling and administrative expenses resulting in a 2.8 percentage-point decrease in the ratio of selling and administrative expense to revenues and,

•
depreciation and amortization expense declined modestly from the prior year due to lower capital spending levels in recent periods which, in relation to increased revenues, resulted in a 1.4 percentage-point decrease in the ratio of depreciation and amortization to revenues.

These lower costs in relation to revenues were partially offset by a decline in gross margins of 2.5 percentage-points due mainly to a mix shift away from higher-margin centrifugal compression equipment sales during the third quarter of 2012 as compared to the third quarter of 2011.

Orders

Reciprocating compression equipment orders declined 34% and orders for centrifugal compression equipment were off 28% largely as a result of weaker worldwide demand in the third quarter of 2012 as compared to the third quarter of 2011. This decline was largely offset by a 45% increase in orders for processing equipment mainly (i) for use in unconventional resource regions in North America and (ii) as a result of two large international awards for custom-engineered processing equipment in the third quarter of 2012.

Backlog (at period-end)

Higher processing equipment backlog at September 30, 2012 accounted for nearly 78% of the total increase in segment backlog from September 30, 2011.  Centrifugal compression equipment backlog also increased 14% year-over-year, mainly on the strength of higher demand in previous periods for new engineered air equipment.  These increases were partially offset by a 14% decline in reciprocating compression equipment backlog, as recent demand for new Superior compressors and aftermarket parts and services has not kept pace with current delivery levels.

Corporate Segment –

The $27.8 million decrease in the loss before income taxes in the Corporate segment during the third quarter of 2012 as compared to the third quarter of 2011 (see Note 10 of the Notes to Consolidated Condensed Financial Statements), was due primarily to a $30.8 million decrease in other costs, partially offset by higher interest expense, both of which are described above under “Consolidated Results”.

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011

Market Conditions

 Information related to a measure of drilling activity and certain commodity spot and futures prices follows:

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	%
Drilling activity (average number of working rigs during period)(1):
United States	1,956	1,830	126	6.9%
Canada	363	406	(43)	(10.6)%
Rest of world	1,226	1,160	66	5.7%
Global average rig count	3,545	3,396	149	4.4%
Commodity prices (average of daily U.S. dollar prices per unit during period)(2):
West Texas Intermediate Cushing, OK crude spot price per barrel in U.S. dollars	$96.12	$95.39	$0.73	0.8%
Henry Hub natural gas spot price per MMBtu in U.S. dollars	$2.54	$4.22	$(1.68)	(39.8)%
Twelve-month futures strip price (U.S. dollar amount at period end)(2):
West Texas Intermediate Cushing, OK crude oil contract (per barrel)	$93.54	$80.26	$13.28	16.5%
Henry Hub Natural Gas contract (per MMBtu)	$3.74	$4.11	$(0.37)	(9.0)%

(1)         Based on average monthly rig count data from Baker Hughes
(2)         Source: Bloomberg

The year-to-date average number of worldwide operating rigs increased slightly from the same period in the prior year but has shown a steady decline since the beginning of 2012. This decrease is largely driven by activity levels in Canada.  Increased U.S. activity levels accounted for almost two-thirds of the average global rig count increase during the first nine months of 2012 as compared to the first nine months of 2011.

Crude oil prices (West Texas Intermediate, Cushing, OK) during the first nine months of 2012 remained above $90 per barrel for most of the period before closing at $92.19 at the end of the period.  Average prices for the first nine months of 2012 were relatively consistent when compared to the first nine months of 2011.

 Natural gas (Henry Hub) prices were fairly constant during the first nine months of 2012 but showed a slight recovery towards the end of the period. The average price per MMBtu in the first nine months 2012 was $2.54, a 39.8% decrease from the average price per MMBtu in the first nine months of 2011, due largely to increased supplies available in North America as a result of new unconventional resource developments and higher activity levels.

Consolidated Results

 Net income for the nine months ended September 30, 2012 totaled $532.2 million, or $2.15 per diluted share, compared to net income for the nine months ended September 30, 2011 of $422.1 million, or $1.69 per diluted share.  Included in the results for the first nine months of 2012 were pre-tax charges of $11.8 million, or $0.04 per share, for acquisition integration activities, international pension settlement costs, costs for BOP litigation, the mark-to-market impact on certain centrally-managed currency derivatives and certain employee severance and restructuring-related activities.  The results for the first nine months of 2011 included pre-tax charges of $63.2 million, or $0.20 per diluted share, primarily associated with costs for BOP litigation, the mark-to-market impact on certain centrally-managed currency derivatives and certain employee severance and restructuring-related activities.

 Total revenues for the Company increased by $1.15 billion, or 23.3%, during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.  Almost 35% of the revenue increase resulted from businesses acquired over the last 12 months with the remaining increase reflecting higher sales and activity levels in the existing operations of each of the Company’s business segments.

As a percent of revenues, cost of sales (exclusive of depreciation and amortization) increased from 69.2% during the nine months of 2011 to 70.7% for the comparable period in 2012.  The increase was due largely to lower margins in the DPS and PCS segments.

 Selling and administrative expenses increased $119.0 million, or 16.4%, during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.  As a percent of revenues, selling and administrative expenses decreased from 14.7% during the first nine months of 2011 to 13.9% for the first nine months of 2012. Approximately 90% of the dollar increase was due to (i) higher employee-related costs due to headcount increases, higher incentive compensation and travel, as well as (ii) higher facility costs, resulting largely from aftermarket and international expansion activities and the impact of newly acquired businesses.

 Depreciation and amortization expense increased $44.4 million, from $145.5 million for the first nine months of 2011 to $189.9 million for the first nine months of 2012.  The increase was due mainly to:

•	higher capital spending in recent periods on rental equipment and aftermarket facilities, as well as the impact of newly acquired businesses in the DPS segment,

•	higher spending for development of the Company’s enhanced business information systems, and

•	higher amortization of acquired intangibles.

 Net interest for the nine months ended September 30, 2012 was $69.8 million, an increase of $7.1 million, from $62.7 million for the nine months ended September 30, 2011.  The increase was due mainly to $5.1 million of additional interest associated with the $500.0 million senior note offering in May 2012 (see Note 8 of the Notes to Consolidated Condensed Financial Statements for further information).

 Other costs consisted of:

	Nine Months Ended September 30,
($ in millions)	2012	2011

International pension settlement costs	$6.1	$-
Acquisition integration costs	10.5	-
BOP litigation costs	2.4	35.5
Mark-to-market impact on currency derivatives not accounted for as hedges	(13.2)	6.4
Severance, restructuring and other costs	6.0	21.3
	$11.8	$63.2

The Company’s effective tax rate for the first nine months of 2012 was 19.9% compared to 19.6% for the first nine months of 2011.  Tax rates for both periods reflect certain tax benefits recognized from tax planning strategies put in place in prior periods, resolution of certain contingencies and, favorable adjustments related to finalization of prior-year tax returns.

During the third quarter of 2012, the Company made an election to participate in a tax reduction initiative in accordance with applicable foreign country tax law, which reduced the forecasted tax rate for the calendar year 2012 by approximately 4.5 percentage points.

Segment Results

DPS Segment –

	Nine Months Ended September 30,		Increase (Decrease)
($ in millions)	2012	2011	$	%

Revenues	$3,477.6	$2,845.5	$632.1	22.2%
Income before income taxes	$510.2	$474.3	$35.9	7.6%
Income before income taxes as a percent of revenues	14.7%	16.7%	N/A	(2.0)%

Orders	$4,782.2	$3,410.1	$1,372.1	40.2%

Revenues

A large portion of the increase in revenues was attributable to the impact of newly acquired businesses, which accounted for nearly 69% of the total change from the first nine months of 2011.  In addition:

•
surface revenues increased almost 15% as a result of higher rental equipment initiatives for unconventional resource regions in North America and increased shipments to customers in Latin America and the Middle East, and

•	drilling equipment sales increased approximately 8% mainly as a result of increased demand for stack upgrades, spares and repair services.

Income before income taxes as a percent of revenues

The decrease in the ratio of income before income taxes as a percent of revenues was due primarily to a 1.6 percentage-point decrease in product margins primarily resulting from higher costs on major subsea projects offshore West Africa.  Increased depreciation and amortization in relation to revenues, as a result of recent higher capital spending levels, accounted for most of the remaining decline in the ratio of income before income taxes as a percent of revenues.

Orders

Excluding the impact of newly acquired businesses, total segment orders increased nearly 28% during the nine months ended September 30, 2012 as compared to the same period last year.  This increase was primarily attributable to:

•
a 46% increase in subsea orders due mainly to a large award for trees designed to operate in pre-salt basins offshore Brazil, as well as additional variation orders affecting the scope of work on certain existing projects, particularly offshore West Africa,

•
a 28% increase in surface equipment orders, excluding businesses recently acquired, resulting mainly from (i) increased demand for rental equipment and aftermarket parts and services in unconventional resource regions of North America, and (ii) increased activity levels in Latin America, the North Sea and the Middle East, and

•
a nearly 15% increase in drilling equipment orders, excluding businesses recently acquired, related primarily to higher awards for major rig construction projects and for parts and services for spares and fleet upgrades.

V&M Segment –

	Nine Months Ended September 30,		Increase
($ in millions)	2012	2011	$	%

Revenues	$1,585.5	$1,200.8	$384.7	32.0%
Income before income taxes	$309.3	$212.2	$97.1	45.8%
Income before income taxes as a percent of revenues	19.5%	17.7%	N/A	1.8%

Orders	$1,563.6	$1,462.5	$101.1	6.9%

 Revenues

 Revenues increased across all major product lines as a result of:

•
higher beginning-of-the-year backlog and strong market conditions in North America, particularly in unconventional resource areas, which contributed to a 30% increase in sales of distributed valves and a 21% increase in measurement equipment sales during the nine months ended September 30, 2012, as compared to the same period in 2011, and

•	an increase of 41% in sales of both engineered and process valves resulting from higher North American and Asia Pacific activity levels combined with higher beginning-of-period backlog.

 Income before income taxes as a percent of revenues

 The increase in the ratio of income before income taxes as a percent of revenues was due primarily to (i) a 2.9 percentage-point decrease in the ratio of selling and administrative expenses to revenues as selling and administrative expenses did not increase at the same rate as revenues during the current period, and (ii) a 0.5 percentage-point decrease in the ratio of depreciation and amortization to revenues, due mainly to the impact of  relatively flat depreciation and amortization expense on an increasing revenue base, offset by a 1.6  percentage-point increase in the ratio of  cost of sales to revenues, due to changes in the mix of higher versus lower-margin products delivered in the first nine months of 2012 as compared to the same period in 2011.

 Orders

 Orders increased in most product lines with engineering and process valves combining to account for nearly 85% of the total segment increase:

•	engineered valve orders were up 11% based on increased demand for pipeline valves in North America and the Asia-Pacific region,

•	a more active downstream market contributed to a 16% increase in orders for measurement equipment, and

•	the increased need in the U.S. for gas storage, driven largely by higher production and lower prices, led to an 11% increase in orders for process valves.

PCS Segment –

	Nine Months Ended September 30,		Increase (Decrease)
($ in millions)	2012	2011	$	%

Revenues	$1,013.2	$881.9	$131.3	14.9%
Income before income taxes	$79.2	$88.5	$(9.3)	(10.5)%
Income before income taxes as a percent of revenues	7.8%	10.0%	N/A	(2.2)%

Orders	$1,097.7	$1,040.2	$57.5	5.5%

Revenues

        The increase in revenues was mostly due to:

•	a nearly 17% increase in shipments of processing system equipment, mainly for use in unconventional resource regions of North America,

•	a 47% increase in deliveries of engineered air equipment designed primarily for international gas processing applications, and

•	a 21% increase in shipments of Superior compressors, largely to international customers.

Income before income taxes as a percent of revenues

The ratio of income before income taxes as a percent of revenues decreased in the first nine months of 2012 as compared to the first nine months of 2011, primarily due to a higher mix of lower-margin processing equipment sales which lowered gross product margins by nearly 2.8 percentage points.  This lower gross margin was driven by competitive forces, as well as execution issues in the custom-engineered business.  This decrease was partially offset by the impact of higher revenues on relatively flat depreciation and amortization (approximately a 0.4 percentage-point decrease in the ratio of costs to revenues).

Orders

The increase in orders for the nine months ended September 30, 2012 compared to the same period last year was due largely to a 17% increase in demand for processing equipment, over 70% of which was mainly for utilization in unconventional resource regions of North America, with the remainder largely attributable to international awards for custom engineered equipment. This increase was partially offset by a 35% decline in demand for plant air machines as worldwide industrial activity levels have weakened across all major regions.

Corporate Segment –

The $15.7 million decrease in the loss before income taxes of the Corporate segment during the first nine months of 2012 as compared to the first nine months of 2011 (see Note 10 of the Notes to Consolidated Condensed Financial Statements) was due primarily to a $51.4 million decrease in other costs as described in more detail under “Consolidated Results” above, partially offset by:

•	a $26.0 million increase in selling and administrative expenses mainly related to higher salaries, incentive compensation and other employee-related costs,

•	$6.9 million of higher depreciation and amortization largely related to increased spending in recent periods for development of the Company’s enhanced business information systems, and

•	an increase of $7.1 million in net interest, as described in more detail under “Consolidated Results” above.

Liquidity and Capital Resources

Consolidated Condensed Statements of Cash Flows

During the first nine months of 2012, net cash provided by operations totaled $138.2 million, an increase of $258.8 million from the $120.6 million of cash used for operations during the first nine months of 2011.

Cash totaling $582.7 million was used to increase working capital during the nine month period ended September 30, 2012 compared to $767.2 million during the same period in 2011, a decrease of $184.5 million. During the first nine months of 2012, $439.5 million of cash was used to build inventory levels in all three business segments in order to meet the demands from additional bookings and major project awards received.  Additionally, the Company made a net cash payment of $82.5 million to BP Exploration and Production Inc. in connection with the indemnity settlement reached in late 2011.

Cash used for investing activities increased by $251.4 million, from $253.4 million during the first nine months of 2011 to $504.8 million during the first nine months of 2012.  This increase primarily resulted from the $248.1 million net cash purchase in June 2012 of TTS discussed further in Note 2 of the Notes to Consolidated Condensed Financial Statements and higher capital expenditures of $51.9 million.  Net proceeds of $59.4 million from sales and maturities of short-term investments were added back to cash and cash equivalents during the nine month period ended September 30, 2012.

Net cash provided by financing activities totaled $457.1 million for the first nine months of 2012, mainly reflecting the $499.3 million of net cash proceeds received from the public offering of Senior Notes by the Company in May 2012.  A portion of these proceeds were used to fund the TTS acquisition noted above and to repay other debt, primarily in Brazil.

Future liquidity requirements

The Company expects to spend approximately $500 million for capital equipment and facilities for the full year of 2012.

The Company believes, based on its current financial condition, existing backlog levels and current expectations for future market conditions and potential future capital markets transactions, that it will be able to meet its short- and longer-term liquidity needs.  Cash and short-term investments totaling $1.35 billion at September 30, 2012, approximately 45% of which is located in the United States, future expected operating cash flows and amounts available under the Company’s $835 million five-year Amended Credit Agreement, which ultimately expires on June 6, 2016, are expected to be used in some combination thereof to fund among other things, future acquisitions, the integration of  the operations of its recent acquisitions into the Company, the remainder of the Company’s 2012 capital spending program and future working capital and other corporate needs.

At September 30, 2012, the amount available for borrowing under the Amended Credit Agreement totaled $809.6 million.

Factors That May Affect Financial Condition and Future Results

Downturns in the oil and gas industry have had, and will likely in the future have, a negative effect on the Company’s sales and profitability.

Demand for most of the Company’s products and services, and therefore its revenue, depends to a large extent upon the level of capital expenditures related to oil and gas exploration, production, development, processing and transmission. Declines, as well as anticipated declines, in oil and gas prices could negatively affect the level of these activities, or could result in the cancellation, modification or rescheduling of existing orders. As an example, the first quarter 2012 decline in natural gas spot prices in the United States to less than $2 per MMBtu, the lowest level in the last decade, may have negatively impacted recent order levels by the Company’s customers which could affect the Company’s future revenues and profitability. See also the discussion in “Market Conditions” above.

The inability of the Company to deliver its backlog on time could affect the Company’s future sales and profitability and its relationships with its customers.

At September 30, 2012, the Company’s backlog was approximately $7.6 billion, a record level.  The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for large subsea projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Many of the contracts the Company enters into with its customers require long manufacturing lead times and contain penalty or incentive clauses relating to on-time delivery. A failure by the Company to deliver in accordance with customer expectations could subject the Company to financial penalties or loss of financial incentives and may result in damage to existing customer relationships. Additionally, the Company bases its earnings guidance to the financial markets on expectations regarding the timing of delivery of product currently in backlog. Failure to deliver backlog in accordance with expectations could negatively impact the market price performance of the Company’s common stock and other publicly-traded financial instruments.

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

Total Company goodwill at September 30, 2012 was $1.9 billion, a large portion of which was allocated to the Company’s PCS segment, which includes the majority of the NATCO operations acquired in 2009.  The Company’s determination of the fair value of its Custom Process Systems (CPS) business within the PCS segment included assumptions for continued long-term profitability improvements from current levels. As a result of competitive pressures during the economic downturn that began prior to the acquisition of the NATCO operations in 2009, the backlog of the CPS business has carried unusually low margins which have negatively impacted recent profitability.  Additionally, the Company experienced operating inefficiencies during 2011 which continued into 2012.  While management is taking steps to improve the financial results of CPS, should these efforts not result in performance improvements in the fourth quarter, the Company would have to re-evaluate its long-term profitability assumptions which could result in an impairment of goodwill for this reporting unit.  Goodwill associated with the CPS business was approximately $572.7 million at September 30, 2012.

Execution of subsea systems projects exposes the Company to risks not present in its other businesses.

Cameron is a significant participant in the subsea systems projects market.  This market is significantly different from most of the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and, in some cases, may require the development of new technology. The Company’s subsea business unit received orders in the amount of $1.4 billion during the nine months ended September 30, 2012.  Total backlog for the subsea business unit at September 30, 2012 was approximately $2.2 billion.  To the extent the Company experiences unplanned difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted. The Company accounts for its subsea projects, as it does its separation and drilling projects, using accounting rules for construction-type and production-type contracts.  In accordance with this guidance, the Company estimates the expected margin on these projects and recognizes this margin as units are completed.  Factors that may affect future project costs and margins include the ability to properly execute the engineering and design phases consistent with our customers’ expectations, production efficiencies obtained, and the availability and costs of labor, materials and subcomponents.  These factors can significantly impact the accuracy of the Company’s estimates and materially impact the Company’s future period earnings.  If the Company experiences cost overruns, the expected margin could decline.  Were this to occur, in accordance with the accounting guidance, the Company would record a cumulative adjustment to reduce the margin previously recorded on the related project in the period a change in estimate is determined.  As an example, the Company incurred a $51.0 million charge in the first quarter of 2011 for cost overruns on a large subsea project in Nigeria.  Large subsea systems projects accounted for approximately 11.5% of total revenues for the nine-month period ended September 30, 2012 and represent a significant portion of the subsea business unit’s total operations.  As of September 30, 2012, the Company had a subsea systems project backlog of approximately $1.7 billion.

As a designer, manufacturer, installer and servicer of oil and gas pressure control equipment, the Company may be subject to liability for personal injury, property damage and environmental contamination should such equipment fail.

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

 In October 2011, the Company acquired LeTourneau Technologies, Inc., a wholly-owned subsidiary of Joy Global Inc., for approximately $375.0 million.   In June 2012, the Company acquired TTS for $248.1 million.  The Company will spend a good portion of 2012 integrating the operations of both LeTourneau and TTS into Cameron’s Drilling Systems division of the DPS segment.  The integration of these operations will require a significant amount of time and effort for management and employees and may result in disruptions and inefficiencies for a period of time.  Additionally, former customers of these companies may elect to buy from competitors of Cameron rather than continue to do business with these former entities now that they have become part of the Cameron organization.  Costs of integrating these operations into Cameron could exceed what is currently expected.  Any of these events, if they occurred, could negatively impact the Company’s expected future revenues, costs, profitability and operating cash flows.

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

The Company’s operations expose it to trade regulations and import/export regulations of multiple jurisdictions.  In addition to using “Centers of Excellence” for manufacturing products to be delivered around the world, the Company imports raw materials, semi-finished goods as well as finished products into many countries for use in country or for manufacturing and/or finishing for re-export and import into another country for use or further integration into equipment or systems.  Most movement of raw materials, semi-finished or finished products by the Company involves exports and imports.  As a result, compliance with multiple trade sanctions and embargoes and import and export laws and regulations pose a constant challenge and risk to the Company.  Cameron has received a number of inquiries from U.S. governmental agencies, including the U.S. Securities and Exchange Commission and the Office of Foreign Assets Control regarding compliance with U.S. trade sanction and export control laws. The Company regularly undergoes governmental audits to determine compliance with export and customs laws and regulations.

The Company’s operations expose it to political and economic risks and instability due to changes in economic conditions, civil unrest,  and other risks, such as local content requirements inherent to international businesses.

The political and economic risks of doing business on a worldwide basis include the following:
•	volatility in general economic, social and political conditions;
•	the effects of civil unrest and sanctions imposed by the United States and other governments on transactions with various countries, such as Iran;
•	the effects of civil unrest on the Company’s business operations, customers and employees, such as that recently occurred in several countries in the Middle East;
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

 Increasingly, some of the Company’s customers, particularly the national oil companies, have required a certain percentage, or an increased percentage, of local content in the products they buy directly or indirectly from the Company.  This requires the Company to add to or expand manufacturing capabilities in certain countries that are presently without the necessary infrastructure or human resources in place to conduct business in a manner as typically done by Cameron and that are subject to civil unrest and labor strife.  This increases the risk of untimely deliveries, cost overruns and defective products.

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

The Company provides equipment and services to companies employing hydraulic fracturing or “fracking” and could be adversely impacted by new regulations of this enhanced recovery technique.  Environmental concerns have been raised regarding the potential impact on underground water supplies of fracturing which involves the pumping of water and certain chemicals under pressure into a well to break apart shale and other rock formations in order to increase the flow of oil and gas embedded in these formations.  Recently, certain U.S. states have proposed regulations regarding disclosure of chemicals used in fracking operations or have temporarily suspended issuance of permits for conducting such operations.  Additionally, the United States Environmental Protection Agency (EPA) issued rules on April 17, 2012, which become effective in January 2015, designed to limit the release of volatile organic compounds, or pollutants, from natural gas wells that are hydraulically fractured and in May 2012 published draft permitting guidance for oil and gas hydraulic fracturing activities using diesel fuels.  The EPA is also continuing to study whether the fracking process has any negative impact on underground water supplies.  Should additional governmental regulations ultimately be imposed that further restrict or curtail hydraulic fracturing activities, the Company’s revenues and earnings could be negatively impacted.

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

Additionally, in March 2012, the EPA proposed a carbon pollution standard for new power plants that would, for the first time, set national limits on the amount of carbon pollution that power plants can emit.

To the extent the Company’s customers, particularly those involved in fossil-fuel-fired electric power generation, petrochemical processing or petroleum refining, are subject to any of these or other similar proposed or newly enacted laws and regulations, the Company is exposed to risks that the additional costs by customers to comply with such laws and regulations could impact their ability or desire to continue to operate at current or anticipated levels in certain jurisdictions, which could negatively impact their demand for the Company’s products and services.

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

Item 4. Controls and Procedures

 In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Sarbanes-Oxley Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no material changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

 Deepwater Horizon Matter

 For further information, refer to Note 13 of the Notes to Consolidated Condensed Financial Statements.

Item 1A. Risk Factors

The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 29 - 34 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Shares of common stock purchased and placed in treasury during the three months ended September 30, 2012 under the Board’s authorization program described above were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of repurchase program	Maximum number of shares that may yet be purchased under repurchase program(1)
7/1/12 – 7/31/12	–	$–	206,200	9,748,488
8/1/12 – 8/31/12	31,500	$54.12	237,700	8,926,187
9/1/12 – 9/30/12	68,500	$56.80	306,200	8,640,291
Total	100,000	$55.95	306,200	8,640,291

(1)	Based upon month-end stock price.

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

Date: November 1, 2012	CAMERON INTERNATIONAL CORPORATION
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