Form 10-K
CAMERON INTERNATIONAL CORP
filed 2013-02-22
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant as of June 30, 2012, our most recently completed second fiscal quarter, was approximately $9,020,536,806.  For the purposes of the determination of the above statement amount only, all the directors and executive officers of the registrant are presumed to be affiliates. The number of shares of Common Stock, par value $.01 per share, outstanding as of February 8, 2013, was 247,854,314.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant’s Annual Report to Stockholders for the year ended December 31, 2012 are incorporated by reference into Parts I and II. Portions of the registrant’s 2013 Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2013 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Cameron International Corporation (Cameron or the Company) provides flow equipment products, systems and services to worldwide oil, gas and process industries through three business segments, Drilling and Production Systems (DPS), Valves & Measurement (V&M) and Process & Compression Systems (PCS).  For additional business segment information for each of the three years in the period ended December 31, 2012, see Note 15 of the Notes to Consolidated Financial Statements, which Notes are incorporated herein by reference in Part II, Item 8 of this Annual Report on Form 10-K.

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

Cameron is a Delaware corporation and was incorporated in its current form on November 10, 1994. The Company operated as a wholly-owned subsidiary of Cooper Industries, Inc. until June 30, 1995, when it was spun-off as a separate stand-alone company and renamed Cooper Cameron Corporation, combining the former Cooper and Cameron oil and gas-related product businesses.  The Company subsequently changed its name to Cameron International Corporation in May 2006.  Since becoming a stand-alone Company, Cameron has continued its acquisition strategy, having made numerous acquisitions, including the 1996 acquisition of Ingram Cactus Company, the 1998 acquisition of Orbit Valve International, Inc., 2004’s acquisition of Petreco International, Inc., the purchase of substantially all of the businesses within the Flow Control segment of Dresser, Inc. in 2005, the acquisition of NATCO Group Inc. (NATCO) in 2009, the purchase of LeTourneau Technologies Drilling Systems, Inc. in 2011 and the acquisition of the TTS Energy Division from TTS Group, ASA in 2012.  Today, Cameron is a Fortune 500 company with annual revenues of $8.5 billion and a workforce of approximately 27,000 employees in more than 100 countries worldwide.

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

The products within this segment include surface and subsea production systems, drilling equipment packages, blowout preventers (BOPs), drilling and production control systems, block valves, gate valves, actuators, chokes, wellheads, manifolds, drilling risers, top drives, mud pumps, other rig products and aftermarket parts and services.  In addition, the DPS segment designs and manufactures structural components for land and offshore drilling rigs.  The segment’s businesses also manufacture elastomers, which are used in pressure and flow control equipment and other petroleum industry applications, as well as in the petroleum, petrochemical, rubber molding and plastics industries.

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

The businesses included in this segment are as follows:

Drilling Systems –

Drilling Systems is one of the leading global suppliers of integrated drilling systems for onshore and offshore applications. Drilling equipment designed and manufactured includes ram and annular BOPs, control systems, drilling risers, drilling valves, choke and kill manifolds, diverter systems, top drives, draw works, mud pumps, other rig products and aftermarket parts and services. The products are marketed under the Cameron®, Guiberson®, H&H CUSTOM™, H&H Melco™, LeTourneau®, Lewco®, OEM® and Townsend™ brand names.

Drilling Systems significantly enhanced its product offerings to its customers with the late 2011 acquisition of LeTourneau Technologies Drilling Systems, Inc. (LeTourneau) from Joy Global Inc., and the mid-2012 acquisition of TTS Energy Division from TTS Group ASA, a Norwegian company (TTS).  LeTourneau provides drilling equipment and rig designs and components for both the land and offshore rig markets.  LeTourneau’s products include elevating systems, skidding systems, cranes, top drives, rotary tables, draw works, mud pumps and rig control and power systems.  TTS provides high performance drilling equipment, rig packages and rig solutions for both onshore and offshore rigs internationally.  Due to the Company now being able to offer complete rig packages as a result of these acquisitions, Cameron received its first order in late 2012 for a complete drilling equipment package for a 12,000 foot ultra deepwater drillship totaling approximately $275 million.

Drilling Systems continues to be a primary supplier of BOPs and related equipment to the drilling industry.  The level of major project awards for new drilling equipment is often influenced by construction cycles for new build deep water drillships and semi-submersibles, as well as shallow water jack-up rigs.  In recent years, the level of such awards was strong during the 2006 – 2008 and 2011 – 2012 time periods.  For 2012, orders for drilling equipment nearly doubled from 2011 as a result of the LeTourneau and TTS acquisitions mentioned above and due to a high level of major awards for drilling stacks and related equipment for new deep water drilling rigs and as spares for existing rigs.  Additionally, land drilling has been bolstered in recent years by increased investment in unconventional markets like the major shale areas in North America and higher activity levels in the Middle East, Caspian and Far East.  In April 2010, the drilling rig Deepwater Horizon experienced an explosion and fire, resulting in bodily injuries and loss of life, loss of the rig, and an unprecedented discharge of hydrocarbons into the Gulf of Mexico.  This tragic incident has caused drilling contractors and operators, both on land and in deep water environments, to turn to original equipment manufacturers (OEMs) for service, equipment repair and related parts, in many cases to re-certify BOP stacks back to OEM specifications or for new equipment to replace an aging fleet.  This has led to increased demand for aftermarket services and for additional drilling stacks, BOP’s and related equipment for use as spares to supplement or replace existing equipment currently in use.

Drilling Systems has had efforts underway in the last couple of years to expand its global aftermarket capabilities as a result of the renewed industry emphasis on safety and enhanced focus on use of OEMs.  In order to meet increased customer demand, Drilling Systems increased its capital spending in 2012 by nearly 56% as compared to 2011 in order to add a new manufacturing facility in Singapore, continue the expansion of its aftermarket capabilities worldwide and to invest in the integration of its recent acquisitions with the rest of the Company’s operations.

Surface Systems –

Surface Systems is a global market leader in supplying surface production equipment, from conventional to high-pressure, high temperature (HPHT) wellheads, production systems and controls, block valves, gate valves, mudline systems, dry completion systems and aftermarket parts and services.  The products are marketed under the Cameron®, Camrod™, IC™, McEvoy®, Precision™, SBS™, Test™, Tundra™, Willis® and WKM® brand names.

Cameron, which has a global base of installed equipment and an aftermarket presence in virtually every major hydrocarbon-producing region around the world, is the industry’s largest provider of surface production equipment.  The increased activity in recent years in unconventional resource regions of North America contributed to a record level of bookings for this business in 2011.  In order to further enhance its worldwide surface product and service offerings, the Company acquired Elco Filtration and Testing, Inc., CairnToul Well Equipment Services Limited and ICI Artificial Lift, Inc. during 2012.  As a result of these acquisitions, continued high demand for equipment in unconventional resource regions of North America, expansion into Iraq and higher activity levels in certain other regions of the world, Surface Systems was able to exceed its record bookings level in 2011 by nearly 33%, setting a new record in 2012.

Approximately one-half of the capital spending by Surface Systems in 2012 was for further investment in its fleet of rental equipment to support the unconventional resource markets in North America.  Surface Systems also continued to invest during 2012 in capacity expansion for its aftermarket businesses worldwide, including expansion of its capabilities in North America and Iraq.

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

On November 15, 2012, Cameron and Schlumberger announced their intent to create OneSubsea™, a joint venture to manufacture and develop products, systems and services for the subsea oil and gas market.  Cameron will contribute its existing subsea business and receive $600 million from Schlumberger while Schlumberger will contribute its Framo, Surveillance, Flow Assurance and Power and Controls businesses.  As 60% owner, Cameron will manage the joint venture, consolidate it in its DPS segment and reflect a minority interest in its financial statements for Schlumberger’s 40% interest in the joint venture.  The transaction is subject to regulatory approvals and other customary closing conditions, which are expected to be completed during the first half of 2013.

Strong activity in all major deepwater markets, led to the number of subsea trees awarded in 2012 more than doubling as compared to 2011.  Of particular note was a $346 million award from Petrobras for 30 pre-salt basin subsea trees and related equipment and a nearly $122 million order for a subsea development offshore Egypt.

To meet higher customer demand, Subsea Systems increased its capital spending in 2012 by nearly 50% as compared to 2011.  The additional spending provided funding for expansion of a subsea manufacturing plant and aftermarket facility in Brazil, the establishment of a new aftermarket base in Perth to better serve customers in Western Australia and improvements to the Company’s facility in Aberdeen.

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

V&M experienced record orders and revenues during 2012 due mainly to higher worldwide activity levels which have expanded the need for valves on oil and gas storage, processing and transportation equipment.

The businesses included in this segment are as follows:

Distributed Valves –

Distributed Valves provides a wide variety of valves used in the exploration, production and transportation of oil and gas, with products sold through a network of wholesalers and distributors, primarily in North America and to upstream markets in Asia-Pacific and the Middle East.  These valves are marketed under the brand names Cooper®, Demco®, Dynatorque™, Maxtorque™, Navco®, Newco®, Nutron®, OIC®, Techno™, Texstream™, Thornhill Craver®, Wheatley® and WKM®.  The 2010 acquisition of a 51% interest in Newmans Valves created the foundation for a downstream product offering focusing on gate, globe and check valves.  Recent declines in natural gas prices began to negatively impact the rate of stock orders from North American valve distributors in 2012 as compared to order rates in 2011.

Engineered Valves –

Engineered Valves provides a full range of highly customized ball, gate and check valves serving the oil and gas production, pipeline, subsea and liquefied natural gas (LNG) markets. Products are marketed under the brand names Cameron®, Entech™, Grove®, Ledeen®, Ring-O®, TK®, Tom Wheatley® and WKM®.  Increased investment in oil and gas production facilities and pipelines internationally has led to increased orders for engineered valves during 2011 and 2012.

Process Valves –

Process Valves provides valves under the brand names of General Valve®, Orbit® and TBV™ for use in critical service applications that are often subject to extreme temperature conditions, particularly in refinery, power generation (including nuclear), chemical, petrochemical, gas processing and liquid storage terminal  markets, including LNG.  The current low level of natural gas prices resulted in increased demand in 2012 for additional storage capacity leading to higher current year order rates for the Company’s process values.

Measurement Systems –

Measurement Systems designs, manufactures and distributes measurement products, systems and solutions to the global oil and gas, process and power industries. The group’s main product brand names include Barton®, Caldon®, Clif Mock™, Jiskoot™, Linco™, Nuflo™ and PAAI™.  Continued strength in the U.S. upstream and downstream markets led to increased orders and sales of Measurement Systems products during 2012.  The November 2009 acquisition of NATCO, which added the Linco and PAAI brands, has also allowed Measurement Systems to take advantage of the growing oil production markets in liquid custody transfer measurement applications.

Aftermarket Services –

Aftermarket Services provides preventative maintenance, OEM spare parts, repair, field service, asset management and remanufactured products for valves and actuators.  The Division operates service centers in strategically situated locations around the world. During 2009, Aftermarket Services significantly expanded its capabilities for total valve management services for the Australian and Southeast Asia markets with the acquisition of Geographe.  Increased project orders and demand for parts from U.S. customers resulted in aftermarket order and revenue increases during 2012.

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

The businesses included in this segment are as follows:

        Process Systems & Reciprocating Compression –

The Process Systems & Reciprocating Compression (PRC) division represents a combination of the Company’s Process Services & Equipment (PSE) business and its Reciprocating Compression operations.

The PSE business provides standard and traditional oil, gas and water separation equipment along with aftermarket parts and services, as well as total solutions bundling, product rationalization and asset management capabilities for customer’s operating equipment in conventional oil and gas fields, as well as unconventional resource locations.  PSE’s main manufacturing facilities are located in Texas and North Dakota.

Reciprocating Compression equipment is used throughout the energy industry by gas transmission companies, compression leasing companies, oil and gas producers and independent power producers.  Reciprocating Compression products and services are marketed under the Ajax®, Cooper-Bessemer®, CSI™, Enterprise®, Superior®, Texcentric™ and TSI™ brand names. Ajax integral engine-compressors, which combine the engine and compressor on a single drive shaft, are used for gas re-injection and storage, as well as on smaller gathering and transmission lines. Superior-brand separable compressors are used primarily for natural gas applications, including production, storage, withdrawal, processing and transmission, as well as refining and petrochemical processing. These high-speed separable compressor units can be matched with either natural gas engine drivers or electric motors, and utilized in on-shore and off-shore applications.

Reciprocating Compression also provides global support for its products and maintains sales and service offices in key international locations. For the year ended December 31, 2012, approximately 55% of the Reciprocating Compression revenues were generated by sales of aftermarket parts and services in support of the Company’s worldwide installed base of compression equipment.

Customers for PRC products include oil and gas majors, national oil companies, petrochemical and refining companies, midstream natural gas companies, independent power producers and compressed natural gas distribution companies.

         Custom Process Systems –

The Custom Process Systems (CPS) business provides custom-engineered process packages to oil and gas majors, national oil companies, independent operators and engineering, procurement and construction companies worldwide for separation and treatment of oil, gas, water and solids.  Products offered include separators, heaters, dehydration and desalting units, gas conditioning units, membrane separation systems, water processing systems and aftermarket parts and services.  The CPS manufacturing facilities are located in Louisiana and Canada along with a joint venture location in Saudi Arabia.

The Company’s  custom and standard and traditional process systems products are marketed under the Cameron®, Consept™, Cynara®, Hydromation®, KCC™, Metrol®, Mozley™, NATCO®, Petreco®, Porta-test®, Unicel™, Vortoil® and Wemco® brand names.

Centrifugal Compression –

Centrifugal Compression manufactures and packages integrally geared centrifugal compressors and provides aftermarket services to customers worldwide. Centrifugal plant air compressors, used primarily in industrial applications, are sold under the trade name of Turbo-Air®.

Engineered compressors are used in the air separation, gas transmission, and process gas markets and are identified by the MSG® trade name. The Centrifugal Compression manufacturing facilities are located in Buffalo, New York and Shandong, China.  The plant air product line ranges from 250 to 2,500 HP and is packaged with an electric motor driver.  The engineered compressor product line ranges from 500 HP to 24,000 HP, and can be driven by an electric motor, gas engine, or steam turbine.

Centrifugal Compression also provides installation and maintenance services, parts, repairs, overhauls and upgrades to its worldwide customers for plant air and process gas compressors. In addition, it provides aftermarket service and repairs on all equipment it produces through a worldwide network of distributors, service centers and field service technicians utilizing an extensive inventory of parts marketed under the Joy™ brand name.

Centrifugal Compression customers include oil and gas majors, national oil companies, air separation companies, independent power producers, petrochemical and refining companies, midstream natural gas companies and durable goods manufacturers.

Market Issues

Cameron is one of the leaders in the global market for the supply of petroleum production equipment. Cameron believes that it is well-positioned to serve these markets. Plant and service center facilities around the world in major oil- and gas-producing regions provide broad market coverage. Information relating to revenues generated from shipments to various geographic regions of the world is set forth on page 29 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cameron International Corporation” incorporated by reference in Part II, Item 7 of this Annual Report on Form 10-K and incorporated herein by reference.

The success of hydraulic fracturing activities in recent periods has led to increased supplies of natural gas in North America which has driven down prices to levels not seen in many years.  As a result, operations have begun to shift more to liquid plays such as the Bakken and Eagle Ford shale regions.  The increased supplies of fossil fuels in North America resulting from these new exploration and production technologies, as well as a curtailment in demand as a result of economic conditions and energy saving and alternative energy initiatives, have led some organizations to forecast that North America could become a net exporter of oil and natural gas within the next 10-15 years.  The success of these activities has also led to a heightened focus by government regulators which could impede the use of these new technologies or increase their cost in the future.

As a result of the increased focus on safety following the tragic incident involving the Deepwater Horizon rig in 2010, the Company has experienced increased demand, as described above, in its drilling aftermarket business to service and, in many cases, re-certify existing BOP stacks back to original OEM specifications.  The Company believes this trend by operators to use OEM’s to service their equipment will continue in the near future.

The market beyond North America continues to be of greater importance to Cameron, accounting for approximately 55% or more of Cameron’s revenues for each of the three years in the period ended December 31, 2012.   The desire to expand oil and gas resources and transmission capacity in developed and developing countries, for both economic and political reasons, continues to be a major factor affecting market demand. Additionally, establishment of industrial infrastructure in the developing countries will necessitate the growth of basic industries that require plant air and process compression equipment. Production and service facilities in North and South America, Europe, the Far and Middle East and West Africa provide the Company with the ability to serve the global marketplace.

Based upon the Company’s broad portfolio of products, Cameron has a significant presence in the offshore oil and gas drilling, production and infrastructure market.  The Company provides BOPs, drilling and production risers, subsea production systems, oil and gas separation equipment, chokes, valves and compression equipment to the offshore market.  In fact, six of the Company’s eleven divisions participate in this market.  Approximately 29% of the Company’s 2012 revenue was derived from the deepwater market.

Cameron is also a significant participant in serving the subsea systems projects market.  This market is significantly different from the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and in some cases, new technology. The Company’s subsea business unit received orders of nearly $2.0 billion during 2012.  Total backlog for the subsea business unit at December 31, 2012 was approximately $2.2 billion, of which approximately $1.3 billion was for subsea systems projects.  To the extent the Company cannot perform as planned or meet the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be positively or negatively impacted.  For additional information, see the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cameron International Corporation” incorporated by reference in Part II, Item 7 of this Annual Report on Form 10-K and incorporated herein by reference.

With the creation of OneSubsea, as described above, the Company expects to bring together Schlumberger’s expertise in subsea processing and platform integration with Cameron’s capabilities in subsea equipment to provide customers with the ability to greatly increase their subsea reservoir recovery rates.

Also, see Part I, Item 1A for a discussion of other risk factors, some of which are market related, that could affect the Company’s financial condition and future results.

New Product Development

For the years ended December 31, 2012, 2011 and 2010, the Company incurred research and product development costs, including costs incurred on projects designed to enhance or add to its existing product offerings, totaling approximately $62.7 million, $60.6 million and $55.2 million, respectively.  DPS accounted for 67%, 59% and 59% of each respective year’s total costs.

During 2012, Cameron funded university research along with research at a private spin-off business named NanoMech resulting in the creation of TriboTuff® lubricant, a macro-molecular nano-manufactured solution which reduces mechanical friction to near zero improving the performance of machinery and critical oilfield components.

Cameron is also funding university research in both the United States and Brazil in developing advanced materials that dampen vibration that could be caused by ocean currents in subsea environments.  Cameron's researchers are working with a variety of technical partners around the world in developing elastomer seals that perform better in low temperature, high pressure environments.

During 2010, Cameron received an order from an oil and gas operator for the design, test and manufacture of the world’s first 13⅝” 25,000-psi BOP stack for use in a high-pressure application in the Gulf of Mexico.  This new BOP was delivered to the customer in late 2011.

Additionally, after introducing the world’s first 18¾” 20,000-psi BOP stack in 2009, Cameron received the first order for such a unit from a major offshore drilling contractor during 2010.  This new offering provides the characteristics of reduced height and weight found in the EVO™ BOP that was introduced in 2007 as a compact, lighter version of Cameron’s traditional subsea BOP.  Also during 2008, the Company introduced the Sea Pressure Accumulator™ (SPA), a complement to the EVO BOP, which uses seawater pressure instead of traditional nitrogen-charged accumulator bottles to power the BOP rams.  In 2012 Cameron developed a derivative system of SPA called Sea Pressure Reduction Assembly (SPRA), which reduces hydrostatic seawater effects on the EVO BOP operating system.  This, in turn, makes more efficient use of existing accumulator capacity.

In 2012 Cameron Drilling Systems, along with Valves & Measurement’s Caldon business, cooperatively worked to complete the full qualification of an ultrasonic position sensor to precisely measure BOP piston position.

Cameron’s Drilling Systems business also continues to focus on developing new technology for blowout preventers involving additional cavities and more shearing power for greater system redundancy.

Cameron’s Surface Systems division currently has in production its FT-90 frac tree, an ultra-compact design that reduces the overall frac stack height which improves efficiency and safety.  It has also developed a Mono Line Frac Fluid Delivery System which eliminates a significant number of frac iron connections resulting in a reduced footprint and other safety benefits.  In addition, Cameron has developed and manufactured a line of tree mounted ball catchers targeted at the North and South America unconventional resource markets.

During 2011 and 2012, Surface Systems also manufactured the first 25,000 psi, 450°F rated production tree, which has now been installed.  The tree and wellhead system are suitable for a range of extreme gas production applications.  The first full bore (18-3/4”) 15,000 psi double metal seal wellhead was installed on an offshore platform in the North Sea.  The system avoids the problem of gas damage to elastomeric seals by using redundant metal seals that are impervious to gas damage.  In 2012, Cameron also began delivering high spec wedge gate valves, starting with the 9 inch, 10,000 psi size.   These valves are used on critical wellheads and allow the integrity of the gate seal to be checked internally, independent of the well bore.  Another product innovation in 2012 was the development and validation of a complete 18-3/4” 15,000-psi dual metal-to-metal full bore wellhead system.

Cameron’s Subsea Systems division made the initial deployment of its all-electric subsea production system, CameronDC™, in late 2008 in Total’s K5F field in the Dutch North Sea.  This system has operated for more than four years on two producing gas wells.  The performance to date has confirmed the viability of the technology.  A second generation version of CameronDC was launched during 2011, based on the experience derived from the initial deployment.  In addition, the CameronDC process has yielded a spin-off product development, the Omni-Choke™, introduced during 2010.  The Omni-Choke provides the benefits and functionality of electric actuation as employed in CameronDC, but can be used in both new and existing applications with virtually any traditional controls system.  Another recent offering from the Subsea Systems division is the Multiple Application Reinjection System (MARS™), a unique well intervention system that serves as an interface between subsea production trees and a variety of processing equipment.  The flexibility of the MARS system to address production and well intervention needs on both new and existing fields provides increased operational efficiency to the operator.  This is accomplished by providing a more economical alternative to drill rig intervention for things such as chemical injection, fluid sampling, and other technologies that maintain and increase production through the life of a reservoir.  Cameron extended its range recently with the STM-15, 15,000-psi subsea wellhead system.

Cameron expanded upon its capabilities for subsea processing in 2012 with the offering of subsea separation.  Cameron’s compact, all-electric technologies have the advantages of speed, reliability and accuracy.  The design has a capability of 10,000-psi shut-in pressure, can function in water depths up to 10,000 feet and has a capacity of 30,000 barrels per day.  The Cameron system features modular design for ease of installation and is capable of two- or three-phase separation.  Cameron’s portfolio of available subsea processing products also includes subsea boosting featuring gas-tolerant pumps and proven motor design.

Custom Process Systems continues to improve its CO2 membrane technology.  A new CO2 membrane product was released in 2012 with capabilities to handle higher natural gas pressures and lower CO2 concentrations, which will be primarily marketed for on-shore gas processing applications.  This technology is a replacement for older amine acid gas removal systems, but has a significant lower operating cost, modular construction and a smaller footprint.

In 2011, CPS began offering Bilectric® HF, an improved desalting technology which combines our established Bilectric desalting product with the performance enhancements achieved by our Dual Frequency® power units.  This hybrid of two established technologies will provide producers and refiners with improved desalting and dehydration performance on difficult oils.

Utilizing the Company’s knowledge of high-speed turbomachinery and fluid dynamics, Cameron engineers have also volunteered their time to work with surgeons at the Texas Heart Institute in Houston, Texas to develop a new heart pump to potentially become the world’s first pulseless artificial heart.  Work on the device continues with plans to test working prototypes in 2013.

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

Cameron also has an established position in the compression equipment markets. In these markets, Cameron competes principally with Ariel Corporation, Atlas-Copco AB, Dresser-Rand, FS-Elliott Company LLC, GE Oil and Gas Group, Hoerbiger Group, Ingersoll-Road, MAN Turbo, Samsung Techwin and Siemens. The principal competitive factors in the compression equipment markets are engineering and design capabilities, product performance, reliability, quality, service and price. Cameron has a competent engineering staff and skilled technical and service representatives.

Manufacturing

Cameron has manufacturing facilities worldwide that conduct a broad variety of processes, including machining, fabrication, assembly and testing, using a variety of forged and cast alloyed steels and stainless steel as the primary raw materials. In previous years, Cameron has rationalized plants and products, closed various manufacturing facilities, moved product lines to achieve economies of scale, and upgraded other facilities.  In more recent times, the Company has constructed or begun construction on new facilities, mainly in certain locations outside of North America, in order to meet current and expected future demand, particularly with regard to its drilling and surface product offerings.  This is an ongoing process as the Company seeks ways to improve delivery performance and reduce costs.  Cameron maintains advanced manufacturing, quality assurance and testing equipment geared to the specific products that it manufactures and uses process automation in its manufacturing operations.  Manufacturing facilities typically utilize computer-aided, numeric-controlled tools and manufacturing techniques that concentrate the equipment necessary to produce similar products in one area of the plant in a configuration commonly known as a manufacturing cell.  One operator in a manufacturing cell can monitor and operate several machines, as well as assemble and test products made by such machines, thereby improving operating efficiency and product quality.

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

Major Customers

During 2012 and 2011, no individual customer accounted for more than 10% of the Company’s consolidated revenues.  Largely as a result of major subsea project activity levels, revenue from BP p.l.c. and its consolidated subsidiaries accounted for approximately 12% of the Company’s consolidated 2010 revenues.

Backlog

Cameron’s backlog was approximately $8.6 billion at December 31, 2012 (approximately 56% of which is expected to be shipped during 2013), as compared to $6.0 billion at December 31, 2011, and $4.8 billion at December 31, 2010.  Backlog consists of customer orders for which a purchase order has been received, satisfactory credit or financing arrangements exist and delivery is scheduled.

Patents, Trademarks and Other Intellectual Property

As part of its ongoing research, development and manufacturing activities, Cameron has a policy of seeking patents when appropriate on inventions involving new products and product improvements. Cameron owns 380 unexpired United States patents and 1,020 unexpired foreign patents. During 2012, 83 new U.S. and 75 new foreign patent applications were filed.

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

Employees

As of December 31, 2012, Cameron had approximately 27,000 employees, of which nearly 19% were represented by labor unions.

During 2012, the Company entered into a new one year labor agreement with nearly 1,300 of its employees in Brazil, which will expire in late 2013.  Also coming up for renewal in 2013 are agreements covering approximately 1,100 employees in Italy and nearly 500 employees in other locations.

Executive Officers of the Registrant

Name and Age	Present Principal Position and Other Material Positions Held During Last Five Years

Jack B. Moore (59)
Chairman of the Board of Directors since May 2011.  President and Chief Executive Officer since April 2008.  President and Chief Operating Officer from January 2007 to March 2008. Senior Vice President from July 2005 to December 2006.  Vice President from May 2003 to July 2005.  President, Drilling and Production Systems segment from July 2002 to December 2006.  Vice President and General Manager, Cameron Western Hemisphere from July 1999 to July 2002.  Vice President Western Hemisphere Operations, Vice President Eastern Hemisphere, Vice President Latin American Operations, Director Human Resources, Director Market Research and Director Materials of Baker Hughes Incorporated from 1976 to July 1999.  Serves on the board of directors of the American Petroleum Institute (API), National Ocean Industries Association (NOIA), Petroleum Equipment Suppliers Association, CanCare, Inc., Spindletop Charities and on the University of Houston C.T. Bauer College of Business Dean’s Executive Board.

John D. Carne (64)
Executive Vice President since March 2010.  Chief Operating Officer from August 2010 to January 2013.  Named to be Chief Executive Officer for OneSubsea.  Senior Vice President from February 2006 to February 2010.  Vice President from May 2003 to February 2006. President, Drilling and Production Systems segment since January 2007. President, Valves and Measurement segment from April 2002 to December 2006. Director of Operations, Eastern Hemisphere, Cameron division from 1999 to March 2002. Plant Manager, Leeds, England, Cameron division from 1996 to 1999. Director of Operations, U.K. & Norway, Cooper Energy Services (U.K.) Ltd. from 1988 to 1996.

William C. Lemmer (68)
Senior Vice President and General Counsel since May 2008, Senior Vice President, General Counsel and Secretary from July 2007 to May 2008. Vice President, General Counsel and Secretary from July 1999 to July 2007. Vice President, General Counsel and Secretary of Oryx Energy Company from 1994 to March 1999.

Charles M. Sledge (47)
Senior Vice President and Chief Financial Officer since November 2008.  Vice President and Chief Financial Officer from April 2008 to November 2008.  Vice President and Corporate Controller from July 2001 to March 2008. Senior Vice President, Finance and Treasurer from 1999 to June 2001, and Vice President, Controller from 1996 to 1999, of Stage Stores, Inc., a chain of family apparel stores.

James E. Wright (59)
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

Gary M. Halverson (54)
Senior Vice President since October 2012.  Vice President from October 2010 to October 2012.  President, Surface Systems since 2005.  Vice President and General Manager Cameron Western Hemisphere from 2003 to 2005.  General Manager of Cameron Latin America from 2001 to 2003.  Director of Sales and Marketing for Cameron Asia Pacific Middle East from 1995 to 2001.

Roslyn R. Larkey (54)
Vice President, Human Resources since August 2010. Joined Cameron in 2000 and appointed to current position in August 2010.  Recently held the position of Vice President, Human Resources for Cameron’s Valves & Measurement segment, and also served as Director, Employee Relations & Organizational Development and Vice President, HR Surface Systems division. Previously held key human resources roles at The Coastal Corporation and Metamor Worldwide.

Christopher A. Krummel (44)
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

ITEM 1A. RISK FACTORS

The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 44 to 48 in the 2012 Annual Report to Stockholders is incorporated herein by reference.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the SEC staff at the time of filing of this Form 10-K.

ITEM 2. PROPERTIES

The Company manufactures, markets and sells its products and provides services throughout the world, operating facilities in numerous countries ranging in size from approximately 200 square feet to approximately 1,100,000 square feet.  In addition to its manufacturing facilities, the Company also owns and leases warehouses, distribution centers, aftermarket and storage facilities, sales and administrative offices. The Company leases its corporate headquarters office space and space for the DPS, V&M and PCS division headquarters in Houston, Texas.

 The table below shows the number of significant operating manufacturing, warehouse, distribution and aftermarket facilities and sales and administrative offices by business segment and geographic area at December 31, 2012. DPS and V&M share space in certain facilities and, thus, are being reported together.

	Western Hemisphere	Eastern Hemisphere	Asia/Pacific and Middle East	West Africa	Total
DPS and V&M ―
Number of locations	187	68	57	16	328
Square footage:
Owned	5,510,395	4,510,880	12,738	18,898	10,052,911
Leased	2,956,319	479,856	2,486,452	642,450	6,565,077

PCS ―
Number of locations	66	7	6	–	79
Square footage:
Owned	1,138,045	–	–	–	1,138,045
Leased	1,030,712	142,170	134,615	–	1,307,497

Corporate ―
Number of locations	6	2	–	–	8
Square footage:
Owned	85,518	–	–	–	85,518
Leased	440,830	336	–	–	441,166

Total ―
Number of locations	259	77	63	16	415
Square footage:
Owned	6,733,958	4,510,880	12,738	18,898	11,276,474
Leased	4,427,861	622,362	2,621,067	642,450	8,313,740

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

On December 15, 2011, the Company entered into an agreement with BP Exploration and Production Inc. (BPXP), guaranteed by BP Corporation North America Inc., pursuant to which BPXP agreed to indemnify the Company for any and all current and future compensatory claims, and to pay on behalf of the Company any and all such claims, associated with or arising out of the Deepwater Horizon incident the Company otherwise would have been obligated to pay, including claims arising under the Oil Pollution Act, claims for natural resource damages and associated damage-assessment costs, clean-up costs, and other claims arising from third parties.  The agreement does not provide indemnification of the Company against any fines, penalties, punitive damages or certain other potential non-compensatory claims levied on or awarded against it individually.  The Company, however, does not consider any of these, singly or cumulatively, to pose a material financial risk to it because, while the United States brought suit against BP and certain other parties associated with this incident for recovery under statutes such as the Oil Pollution Act of 1990 (OPA) and the Clean Water Act, the Company was not named as a defendant in this suit.  Additionally, BP and the Plaintiffs’ Steering Committee (“PSC”), appointed by the Court in the MDL proceeding to represent the interests of third-party claimants, concluded an “Economic and Property Damages Settlement Agreement” and a “Medical Benefits Class Action Settlement Agreement” which were filed with the Court on April 18, 2012.  Under the terms of these settlements, the PSC, on behalf of these claimants who would be included in the proposed settling classes, has released any claim against BP and certain other parties, including the Company, for punitive and other non-compensatory damages.  This settlement was approved by the Court on December 21, 2012.   The BP/PSC settlement, and the release of punitive and other non-compensatory damages against Cameron, does not affect the claims of (i) persons who opted out of the settlement; (ii) persons outside of Alabama, Louisiana, Mississippi, and certain counties in Florida and Texas, the geographic scope of the settlement; (iii) persons outside the class of lost business covered by the settlement class such as gambling, real estate development and insurance; and (iv) the Gulf states and local government entities.

A shareholder derivative suit, Berzner vs. Erikson, et al., Cause No. 2010-71817, 190th District Court of Harris County, Texas, was filed in October 2010 against the Company’s directors in connection with this incident and its aftermath alleging the Company’s directors failed to exercise their fiduciary duties regarding the safety and efficacy of its products, but still remains in the initial pleading stage.

Other Litigation

The Company from time to time is a defendant in cases alleging equipment failure due to inherent defects, design or manufacturing failures and/or improper maintenance, and claims made typically include breach of contract, breach of implied warranty, negligence, strict liability in tort and/or product liability.  Two such cases were filed on February 13, 2013 regarding such incidents.  Each is styled Boardwalk Pipeline Partners, et al. vs. Tube Forgings of America, Inc. et al. including Cameron International Corporation.  One was filed in Daviess Circuit Court, Division II, Kentucky, and the other in the District Court of Panola, County, Texas.  The facts of the incident and its cause(s) are currently under investigation.  In any event, the Company has insurance coverage that is applicable with a self-retention of $5.0 million.

The Company also has been and continues to be named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits. At December 31, 2012, the Company’s consolidated balance sheet included a liability of approximately $17.2 million for such cases. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

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

The Company is currently undergoing a customs audit in Brazil.  The Company has been assessed with approximately $51.0 million of additional customs duties, penalties and interest by the government of Brazil as a result of the current customs audit for the years 2003-2010.  The Company has identified numerous errors in the assessment, the government has not provided appropriate supporting documentation for the assessment, and the Company believes a majority of this assessment will ultimately be proven to be incorrect.  As a result, the Company currently expects no material adverse impact on its results of operations or cash flows as a result of the ultimate resolution of this matter.  No amounts have been accrued for this assessment as of December 31, 2012 as no loss is currently considered probable.

Environmental Matters

The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the PCS operation in Grove City, Pennsylvania deposited waste), where remediation was completed in 2011 and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years and which may have yet undiscovered contamination. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At December 31, 2012, the Company’s consolidated balance sheet included a noncurrent liability of approximately $4.9 million for these environmental matters.

In 2001, the Company discovered that contaminated underground water from the former manufacturing site in Houston referenced above had migrated under an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners. Concerns over the impact on property values of the underground water contamination and its public disclosure led to a number of claims by homeowners.  The Company has settled these claims, primarily as a result of the settlement of a class action lawsuit, and is obligated to reimburse 197 homeowners for any diminution in value of their property due to contamination concerns at the time of the property’s sale. Test results of monitoring wells on the southeastern border of the plume indicate that the plume is moving in a new direction, likely as the result of a ground water drainage system completed as part of an interstate highway improvement project.  As a result, the Company notified 33 additional homeowners, and may provide notice to additional homeowners, whose property is adjacent to the class area that their property may be affected.  The Company is taking remedial measures to mitigate any impact on these properties.  The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements as well as any possible new claims that may be filed with respect to this underground water contamination will not have a material adverse effect on its financial position or results of operations. The Company’s consolidated balance sheet included a liability of approximately $7.1 million for these matters as of December 31, 2012.

The Iran Threat Reduction and Syria Human Rights Act of 2012

The Iran Threat Reduction and Syria Human Rights Act of 2012, passed by the United States Congress and signed into law in August 2012, requires companies to report certain prohibited activities or conduct that were knowingly engaged in by the company or any of its affiliates involving Iran or other parties named therein.  For the year ended December 31, 2012, the Company had no such activities or conduct to report.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Cameron International Corporation, par value $.01 per share, is traded on the New York Stock Exchange (“NYSE”) under the symbol CAM. No dividends were paid during 2012 or 2011.

The trading activity during 2012 and 2011 was as follows:
	Price Range ($)
	High	Low	Last
2012
First Quarter	$57.65	$49.02	$52.83
Second Quarter	53.84	38.38	42.71
Third Quarter	60.00	41.26	56.07
Fourth Quarter	57.78	47.62	56.46

	Price Range ($)
	High	Low	Last
2011
First Quarter	$63.16	$47.66	$57.10
Second Quarter	57.85	42.75	50.29
Third Quarter	58.50	41.54	41.54
Fourth Quarter	55.15	38.77	49.19

As of February 8, 2013, the approximate number of stockholders of record of Cameron common stock was 893.

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

Shares of common stock purchased and placed in treasury during the three months ended December 31, 2012 under the Board’s authorization program described above were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of repurchase program	Maximum number of shares that may yet be purchased under repurchase program(1)
10/1/12 - 10/31/12	–	$–	306,200	9,566,768
11/1/12 - 11/30/12	65,508	$53.47	371,708	8,914,895
12/1/12 - 12/31/12	90,092	$53.58	461,800	8,433,083
Total	155,600	$53.53	461,800	8,433,083

(1)	Based upon month-end stock price

ITEM 6. SELECTED FINANCIAL DATA

The information set forth under the caption “Selected Consolidated Historical Financial Data of Cameron International Corporation” on page 85 in the 2012 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cameron International Corporation” on pages 29 to 50 in the 2012 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information for this item is set forth in the section entitled “Market Risk Information” on pages 48 to 50 in the 2012 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and the independent registered public accounting firm’s reports set forth on pages 51 to 84 in the 2012 Annual Report to Stockholders are incorporated herein by reference:

Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

Consolidated Results of Operations for each of the three years in the period ended December 31, 2012.

Consolidated Comprehensive Income for each of the three years in the period ended December 31, 2012.

Consolidated Balance Sheets as of December 31, 2012 and 2011.

Consolidated Cash Flows for each of the three years in the period ended December 31, 2012.

Consolidated Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2012.

Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) The Company carried out an evaluation, under the supervision and with the participation of the Company’s Sarbanes-Oxley Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2012.  In conducting management’s evaluation of the effectiveness of the Company’s internal controls over financial reporting, the four businesses acquired during 2012 for a total purchase price of $349.3 million were excluded.  These operations constituted less than 8% of total and net assets as of December 31, 2012 and less than 4% of the Company’s consolidated revenues and income before income taxes for the year then ended.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(d) Changes in Internal Control over Financial Reporting – There were no changes made in the Company’s internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Information regarding Section 16(a) compliance, the Audit Committee, the Company’s Code of Business Ethics and Ethics for Directors, shareholder nominating procedures and background of the directors appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance”, “Election of Directors”, and “Security Ownership of Management” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information concerning "Executive Compensation" required by Item 11 shall be included in the Proxy Statement to be filed relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" required by Item 12 shall be included in our Proxy Statement to be filed relating to the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning the Company's "Policy on Related Person Transactions" and "Director Independence" required by Item 13 shall be included in our Proxy Statement to be filed relating to the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning "Principal Accounting Firm Fees" required by Item 14 shall be included in the Proxy Statement to be filed relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Report:

(1)Financial Statements:

All financial statements of the Registrant as set forth under Part II, Item 8 of this Annual Report on Form 10-K.

(2)Financial Statement Schedules:
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Cameron International Corporation

We have audited the consolidated financial statements of Cameron International Corporation (the Company) as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and have issued our report thereon dated February 22, 2013 (incorporated by reference in this Form 10-K).  Our audits also included the financial statement schedule included in Item 15(a)(2) of this Form 10-K.  This schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Houston, Texas
February 22, 2013

Schedule II - Valuation and Qualifying Accounts
(dollars in millions)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (a)	Translation	Balance at end of period

YEAR ENDED DECEMBER 31, 2012:
Allowance for doubtful accounts	$9.9	$0.5	$0.2	$(2.6)	$(0.1)	$7.9
Allowance for obsolete and excess inventory	$81.9	$20.9	$(2.0)	$(12.3)	$0.4	$88.9
YEAR ENDED DECEMBER 31, 2011:
Allowance for doubtful accounts	$14.0	$1.0	$0.3	$(5.2)	$(0.2)	$9.9
Allowance for obsolete and excess inventory	$68.0	$18.8	$2.0	$(6.0)	$(0.9)	$81.9
YEAR ENDED DECEMBER 31, 2010:
Allowance for doubtful accounts	$15.8	$(0.4)	$0.8	$(1.5)	$(0.7)	$14.0
Allowance for obsolete and excess inventory	$58.9	$15.0	$3.9	$(9.2)	$(0.6)	$68.0
___________
(a)	Write-offs of uncollectible receivables, deductions for collections of previously reserved receivables and write-offs of obsolete inventory.

All other financial schedules are not required under the related instructions, or are inapplicable and therefore have been omitted.

(3)  Exhibits:

Exhibit Number	Exhibit Index Description

3.1
Restated Certificate of Incorporation of Cameron International Corporation, dated May 11, 2012, filed as Appendix C to the Company’s Supplement to the 2012 Proxy Statement, and incorporated herein by reference.

3.2	Bylaws of Cameron International Corporation filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 18, 2012, and incorporated herein by reference.

3.3	Amendment to the Bylaws of Cameron International Corporation filed as Exhibit 3.1 to the Current Report on Form 8-K filed on October 18, 2012, and incorporated herein by reference.

3.4
Certificate of Elimination with Respect to Series A Junior Participating Preferred Stock, filed as Exhibit 3.1 to the Current Report on Form 8-K filed December 18, 2007, and incorporated herein by reference.

3.5
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

10.2
First through Third Amendments to the Cameron International Corporation Retirement Savings Plan, as Amended and Restated effective January 1, 2008, filed as Exhibit 10.7 on Form 10-K for 2009 of  the Company, and incorporated herein by reference.

10.3
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

10.5
Amendment to the NuFlo Technologies, Inc. 401(K) Plan and Merger of the NuFlo Technologies, Inc. 401(K) Plan with and into the Cameron International Corporation Retirement Savings Plan, filed as Exhibit 10.11 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.6
Fourth Amendment to the Cameron International Corporation Retirement Savings Plan, as Amended and Restated effective January 1, 2008, filed as Exhibit 10.43 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.7
Fifth and Sixth Amendments to the Cameron International Corporation Retirement Savings Plan, as Amended and Restated effective January 1, 2008, filed as Exhibit 10.12 on Form 10-K for 2011 of the Company, and incorporated herein by reference.

10.8
Merger of the NATCO Group Profit Sharing And Savings Plan with and into the Cameron International Corporation Retirement Savings Plan, effective March 17, 2010, filed as Exhibit 10.49 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.9
Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective January 1, 2008, filed as Exhibit 10.21 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.10
First through Third Amendments to the Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective January 1, 2008, filed as Exhibit 10.22 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10. 11
Fourth Amendment to the Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective January 1, 2008, filed as Exhibit 10.44 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.12
Fifth and Sixth Amendments to the Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective January 1, 2008, filed as Exhibit 10.17 on Form 10-K for 2011 of the Company, and incorporated herein by reference.

10.13*	Seventh and Eighth Amendments to the Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective August 6, 2012.

10.14	The Company's Deferred Compensation Plan for Non-Employee Directors, filed as Exhibit 10.41 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.15
The Company's Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2003.

Exhibit Number	Exhibit Index Description

10.16
 Sixth Amendment to the Company's Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Company's Proxy Statement for the Annual meeting of Stockholders held on May 8, 2003.

10.17
Seventh Amendment to the Company's Long-Term Incentive Plan, as Amended and Restated, filed as Exhibit 10.44 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

10.18*	The Amended and Restated Cameron International Corporation Nonqualified Deferred Compensation Plan, effective January 1, 2013.

10.19	The 2011 Management Incentive Compensation Plan of the Company, incorporated herein by reference to the Company’s 2011 Proxy Statement for the Annual Meeting of Stockholders held on May 3, 2011.

10.20	The Company's 2005 Equity Incentive Plan, Amended and Restated as of February 18, 2009, filed as an Appendix to the Company's 2009 Proxy Statement, and incorporated herein by reference.

10.21	Seventh Amendment to the Company’s 2005 Equity Incentive Plan, Amended and Restated, filed as Exhibit 10.16 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.22	Eighth Amendment to the Company’s 2005 Equity Incentive Plan, Amended and Restated, filed as Exhibit 10.17 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.23	Ninth Amendment to the Company’s 2005 Equity Incentive Plan, Amended and Restated, effective May 3, 2011, filed as Appendix B in the 2011 Proxy Statement, and incorporated herein by reference.

10.24	Change in Control Policy of the Company, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of the Company, and incorporated herein by reference.

10.25
Form of Change of Control Agreement, effective December 18, 2008, by and between the Company and John D. Carne, John Bartos, Hal J. Goldie, Christopher A. Krummel, William C. Lemmer, Joseph H. Mongrain, Jack B. Moore, Charles M. Sledge and James E. Wright filed as Exhibit 10.17 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.26
Form of Change in Control Agreement, effective June 16, 2009, by and between the Company and Mr. H. Keith Jennings, filed as Exhibit 10.52 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.27*	Form of Executive Severance Program of the Company, effective October 17, 2012.

Exhibit Number	Exhibit Index Description

10.28
Form of Indemnification Agreement, effective February 20, 2003, by and between the Company and C. Baker Cunningham, Sheldon R. Erikson, Michael E. Patrick, David Ross and Bruce W. Wilkinson, filed as Exhibit 10.32 to the Annual Report on Form 10-K/A for 2002 of the Company, and incorporated herein by reference.

10.29
Form of Indemnification Agreement, effective February 20, 2003, by and between the Company and Mr. Jeff Altamari, Mr. John Carne, Mr. Hal Goldie, Mr. William C. Lemmer, Mr. Jack B. Moore, and  Mr. Charles M. Sledge, filed as Exhibit 10.36 to the Annual Report on Form 10-K for 2003 of the Company, and incorporated herein by reference.

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

10.33
Form of Indemnification Agreement, effective August 13, 2007, by and between the Company and William C. Lemmer, Joseph H. Mongrain and James E. Wright, filed as Exhibit 10.50 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.34
Form of Indemnification Agreement, effective January 1, 2011, by and between the Company and Jeffrey G. Altamari, John C. Bartos, John D. Carne, Mark L. Carter, Glenn J. Chiasson, Gary Devlin, Brad Eastman, Kevin Fleming, Hal J. Goldie, Gary M. Halverson, Grace B. Holmes, H. Keith Jennings, Christopher A. Krummel, Amber Macksey, Jack B. Moore, Edward E. Roper, Owen Serjeant, Charles M. Sledge, Stephen P. Tomlinson and Edward E. Will, filed as Exhibit 10.51 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.35
Form of Indemnification Agreement, effective October 18, 2011, by and between the Company and Rodolfo Landim, filed as Exhibit 10.41 on Form 10-K for 2011 of the Company, and incorporated herein by reference.

10.36*	Form of Indemnification Agreement, by and between the Company and William G. Lamb effective April 12, 2012, and James T. Hackett effective August 1, 2012.

10.37
Credit Agreement, dated as of April 14, 2008, among the Company and certain of its subsidiaries and the banks named therein and JPMorgan Chase Bank, N.A., as agent, filed as Exhibit 10.1 to the Current Report on Form 8-K dated April 14, 2008, of the Company, and incorporated herein by reference.

10.38*	Second Amendment to the Credit Agreement, dated as of June 6, 2011, among the Company and certain of its subsidiaries and the banks named therein and JPMorgan Chase Bank, N.A., as agent.

Exhibit Number	Exhibit Index Description

10.39*	Amended and Restated Credit Agreement, dated February 2, 2012, among the Company and certain of its subsidiaries and the banks named therein and Citibank, N.A.

10.40*	First Amendment to the Amended and Restated Credit Agreement, dated July 2, 2012, among the Company and certain of its subsidiaries and the banks named therein and Citibank, N.A.

10.41
Form of Stock Option Agreement for grants dated November 22, 2004, under the Company’s Long-Term Incentive Plan, filed as an exhibit to a Form 8-K on January 18, 2005, and incorporated herein by reference.

10.42	Form of Stock Option Agreement for grants dated November 10, 2005, filed as Exhibit 10.47 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.43	Form of Stock Option Agreement for stock options granted on after April 1, 2009, filed as Exhibit 10.30 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.44	Form of Grant Agreement for Stock Options granted on or after October 20, 2010, filed as Exhibit 10.39 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.45	Form of Amendment dated October 20, 2010 to Stock Options Agreement, filed as Exhibit 10.49 on Form 10-K for 2011 of the Company, and incorporated herein by reference..

10.46*	Form of Stock Option Agreement for stock options granted on or after October 18, 2012.

10.47	Form of Grant Agreement for Restricted Stock Units granted on or after October 20, 2010, filed as Exhibit 10.40 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.48
Form of Grant Agreement for Restricted Stock Units for Executive Officers granted on or after October 20, 2010, filed as Exhibit 10.41 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.49	Form of Grant Agreement for Restricted Stock Units granted on or after November 16, 2011, filed as Exhibit 10.55 on Form 10-K for 2011 of the Company, and incorporated herein by reference.

10.50*	Form of Restricted Stock Unit Agreement for Restricted Stock Units granted on or after June 21, 2012.

10.51*	Form of Restricted Stock Unit Agreement for Restricted Stock Units granted on or after January 1, 2013.

Exhibit Number	Exhibit Index Description

10.52
Form of Grant Agreement for Restricted Stock Units for Executive Officers granted on or after November 16, 2011, filed as Exhibit 10.56 on Form 10-K for 2011 of the Company, and incorporated herein by reference.

10.53
Form of Grant Agreement for Performance-Based Restricted Stock Units granted on or after January 1, 2011, filed as Exhibit 10.57 on Form 10-K for 2011 of the Company, and incorporated herein by reference.

10.54*	Form of Grant Agreement for Performance-Based Restricted Stock Units granted on or after January 1, 2012.

10.55*	Form of Grant Agreement for Performance-Based Restricted Stock Units granted on or after January 1, 2013.

10.56	NATCO Group, Inc. 1998 Employee Stock Option Plan, filed as Exhibit 10.3 to NATCO’s Proxy Statement on Form S-1 (No. 333-48851), and incorporated herein by reference.

10.57	NATCO Group, Inc. 2001 Stock Incentive Plan, filed as Appendix B to NATCO’s Proxy Statement dated May 24, 2001, and incorporated herein by reference.

10.58	NATCO Group, Inc. 2004 Stock Incentive Plan, filed as Appendix B to NATCO’s Proxy Statement dated May 27, 2004, and incorporated herein by reference.

10.59
NATCO Group, Inc. 2006 Long-Term Incentive Compensation Plan, as Amended and Restated, filed as Exhibit 10.1 to NATCO’s Quarterly Report on Form 10-Q for quarter ended June 30, 2006 , and incorporated herein by reference.

13.1*	Portions of the 2012 Annual Report to Stockholders are included as an exhibit to this report.

14.1	Code of Ethics for Management Personnel, including Senior Financial Officers, filed as Exhibit 14.2 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

14.2	Cameron Code of Conduct, filed as Exhibit 14.1 to the Current Report on Form 8-K filed August 19, 2009, and incorporated herein by reference.

14.3	Amendment to the Code of Business Conduct and Ethics for Directors, filed as Exhibit 14.1 to the Current Report on Form 8-K filed July 19, 2011 and incorporated herein by reference.

14.4	Code of Business Conduct and Ethics for Directors filed as Exhibit 14.1 to the Current Report on Form 8-K filed October 18, 2012 of the Company, and incorporated herein by reference.

21.1*	Subsidiaries of registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Exhibit Index Description

31.1*	Certification.

31.2*	Certification.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRLTaxonomy Extension Schema Document

101.CAL*	XBRLTaxonomy Extension Calculation Linkbase Document

101.DEF*	XBRLTaxonomy Extension Definition Linkbase Document

101.LAB*	XBRLTaxonomy Extension Label Linkbase Document

101.PRE*	XBRLTaxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMERON INTERNATIONAL CORPORATION
Registrant

By:	/s/ Christopher A. Krummel
(Christopher A. Krummel)
Vice President Controller and Chief Accounting Officer
(principal accounting officer)

Date: February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 22nd day of February, 2013, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ C. Baker Cunningham
(C. Baker Cunningham)	Director

/s/ Sheldon R. Erikson
(Sheldon R. Erikson)	Director

/s/ Peter J. Fluor
(Peter J. Fluor)	Director

/s/ Douglas L. Foshee
(Douglas L. Foshee)	Director

/s/ James T. Hackett
(James T. Hackett)	Director

/s/ Rodolfo Landim
(Rodolfo Landim)	Director

/s/ Jack B. Moore
(Jack B. Moore)	Chairman of the Board, President and Chief Executive Officer
(principal executive officer)
/s/ Michael E. Patrick
(Michael E. Patrick)	Director

/s/ Jon Erik Reinhardsen
(Jon Erik Reinhardsen)	Director

/s/ David Ross
(David Ross)	Director

/s/ Bruce W. Wilkinson
(Bruce W. Wilkinson)	Director

/s/ Charles M. Sledge	Senior Vice President and Chief Financial Officer
(Charles M. Sledge)	(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Index Description	Sequential Page Number

3.1
Restated Certificate of Incorporation of Cameron International Corporation, dated May 11, 2012, filed as Appendix C to the Company’s Supplement to the 2012 Proxy Statement, and incorporated herein by reference.

3.2	Bylaws of Cameron International Corporation filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 18, 2012, and incorporated herein by reference.

3.3	Amendment to the Bylaws of Cameron International Corporation filed as Exhibit 3.1 to the Current Report on Form 8-K filed on October 18, 2012, and incorporated herein by reference.

3.4
Certificate of Elimination with Respect to Series A Junior Participating Preferred Stock, filed as Exhibit 3.1 to the Current Report on Form 8-K filed December 18, 2007, and incorporated herein by reference.

3.5
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

10.2
First through Third Amendments to the Cameron International Corporation Retirement Savings Plan, as Amended and Restated effective January 1, 2008, filed as Exhibit 10.7 on Form 10-K for 2009 of  the Company, and incorporated herein by reference.

10.3
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

10.5
Amendment to the NuFlo Technologies, Inc. 401(K) Plan and Merger of the NuFlo Technologies, Inc. 401(K) Plan with and into the Cameron International Corporation Retirement Savings Plan, filed as Exhibit 10.11 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

Exhibit Number	Exhibit Index Description	Sequential Page Number

10.6
Fourth Amendment to the Cameron International Corporation Retirement Savings Plan, as Amended and Restated effective January 1, 2008, filed as Exhibit 10.43 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.7
Fifth and Sixth Amendments to the Cameron International Corporation Retirement Savings Plan, as Amended and Restated effective January 1, 2008, filed as Exhibit 10.12 on Form 10-K for 2011 of the Company, and incorporated herein by reference.

10.8
Merger of the NATCO Group Profit Sharing And Savings Plan with and into the Cameron International Corporation Retirement Savings Plan, effective March 17, 2010, filed as Exhibit 10.49 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.9
Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective January 1, 2008, filed as Exhibit 10.21 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.10
First through Third Amendments to the Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective January 1, 2008, filed as Exhibit 10.22 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10. 11
Fourth Amendment to the Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective January 1, 2008, filed as Exhibit 10.44 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.12
Fifth and Sixth Amendments to the Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective January 1, 2008, filed as Exhibit 10.17 on Form 10-K for 2011 of the Company, and incorporated herein by reference.

10.13*	Seventh and Eighth Amendments to the Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective August 6, 2012.

10.14	The Company's Deferred Compensation Plan for Non-Employee Directors, filed as Exhibit 10.41 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.15
The Company's Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 8, 2003.

10.16
 Sixth Amendment to the Company's Long-Term Incentive Plan, as Amended and Restated as of November 2002, incorporated by reference to the Company's Proxy Statement for the Annual meeting of Stockholders held on May 8, 2003.

10.17
Seventh Amendment to the Company's Long-Term Incentive Plan, as Amended and Restated, filed as Exhibit 10.44 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

Exhibit Number	Exhibit Index Description	Sequential Page Number

10.18*	The Amended and Restated Cameron International Corporation Nonqualified Deferred Compensation Plan, effective January 1, 2013.

10.19	The 2011 Management Incentive Compensation Plan of the Company, incorporated herein by reference to the Company’s 2011 Proxy Statement for the Annual Meeting of Stockholders held on May 3, 2011.

10.20	The Company's 2005 Equity Incentive Plan, Amended and Restated as of February 18, 2009, filed as an Appendix to the Company's 2009 Proxy Statement, and incorporated herein by reference.

10.21	Seventh Amendment to the Company’s 2005 Equity Incentive Plan, Amended and Restated, filed as Exhibit 10.16 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.22	Eighth Amendment to the Company’s 2005 Equity Incentive Plan, Amended and Restated, filed as Exhibit 10.17 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.23	Ninth Amendment to the Company’s 2005 Equity Incentive Plan, Amended and Restated, effective May 3, 2011, filed as Appendix B in the 2011 Proxy Statement, and incorporated herein by reference.

10.24	Change in Control Policy of the Company, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of the Company, and incorporated herein by reference.

10.25
Form of Change of Control Agreement, effective December 18, 2008, by and between the Company and John D. Carne, John Bartos, Hal J. Goldie, Christopher A. Krummel, William C. Lemmer, Joseph H. Mongrain, Jack B. Moore, Charles M. Sledge and James E. Wright filed as Exhibit 10.17 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.26
Form of Change in Control Agreement, effective June 16, 2009, by and between the Company and Mr. H. Keith Jennings, filed as Exhibit 10.52 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.27*	Form of Executive Severance Program of the Company, effective October 17, 2012.

10.28
Form of Indemnification Agreement, effective February 20, 2003, by and between the Company and C. Baker Cunningham, Sheldon R. Erikson, Michael E. Patrick, David Ross and Bruce W. Wilkinson, filed as Exhibit 10.32 to the Annual Report on Form 10-K/A for 2002 of the Company, and incorporated herein by reference.

10.29
Form of Indemnification Agreement, effective February 20, 2003, by and between the Company and Mr. Jeff Altamari, Mr. John Carne, Mr. Hal Goldie, Mr. William C. Lemmer, Mr. Jack B. Moore, and  Mr. Charles M. Sledge, filed as Exhibit 10.36 to the Annual Report on Form 10-K for 2003 of the Company, and incorporated herein by reference.

Exhibit Number	Exhibit Index Description	Sequential Page Number

10.30
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

10.33
Form of Indemnification Agreement, effective August 13, 2007, by and between the Company and William C. Lemmer, Joseph H. Mongrain and James E. Wright, filed as Exhibit 10.50 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.34
Form of Indemnification Agreement, effective January 1, 2011, by and between the Company and Jeffrey G. Altamari, John C. Bartos, John D. Carne, Mark L. Carter, Glenn J. Chiasson, Gary Devlin, Brad Eastman, Kevin Fleming, Hal J. Goldie, Gary M. Halverson, Grace B. Holmes, H. Keith Jennings, Christopher A. Krummel, Amber Macksey, Jack B. Moore, Edward E. Roper, Owen Serjeant, Charles M. Sledge, Stephen P. Tomlinson and Edward E. Will, filed as Exhibit 10.51 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.35
Form of Indemnification Agreement, effective October 18, 2011, by and between the Company and Rodolfo Landim, filed as Exhibit 10.41 on Form 10-K for 2011 of the Company, and incorporated herein by reference.

10.36*	Form of Indemnification Agreement, by and between the Company and William G. Lamb effective April 12, 2012, and James T. Hackett effective August 1, 2012.

10.37
Credit Agreement, dated as of April 14, 2008, among the Company and certain of its subsidiaries and the banks named therein and JPMorgan Chase Bank, N.A., as agent, filed as Exhibit 10.1 to the Current Report on Form 8-K dated April 14, 2008, of the Company, and incorporated herein by reference.

10.38*	Second Amendment to the Credit Agreement, dated as of June 6, 2011, among the Company and certain of its subsidiaries and the banks named therein and JPMorgan Chase Bank, N.A., as agent.

10.39*	Amended and Restated Credit Agreement, dated February 2, 2012, among the Company and certain of its subsidiaries and the banks named therein and Citibank, N.A.

10.40*	First Amendment to the Amended and Restated Credit Agreement, dated July 2, 2012, among the Company and certain of its subsidiaries and the banks named therein and Citibank, N.A.

Exhibit Number	Exhibit Index Description	Sequential Page Number

10.41
Form of Stock Option Agreement for grants dated November 22, 2004, under the Company’s Long-Term Incentive Plan, filed as an exhibit to a Form 8-K on January 18, 2005, and incorporated herein by reference.

10.42	Form of Stock Option Agreement for grants dated November 10, 2005, filed as Exhibit 10.47 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.43	Form of Stock Option Agreement for stock options granted on after April 1, 2009, filed as Exhibit 10.30 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.44	Form of Grant Agreement for Stock Options granted on or after October 20, 2010, filed as Exhibit 10.39 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.45	Form of Amendment dated October 20, 2010 to Stock Options Agreement, filed as Exhibit 10.49 on Form 10-K for 2011 of the Company, and incorporated herein by reference..

10.46*	Form of Stock Option Agreement for stock options granted on or after October 18, 2012.

10.47	Form of Grant Agreement for Restricted Stock Units granted on or after October 20, 2010, filed as Exhibit 10.40 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.48
Form of Grant Agreement for Restricted Stock Units for Executive Officers granted on or after October 20, 2010, filed as Exhibit 10.41 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.49	Form of Grant Agreement for Restricted Stock Units granted on or after November 16, 2011, filed as Exhibit 10.55 on Form 10-K for 2011 of the Company, and incorporated herein by reference.

10.50*	Form of Restricted Stock Unit Agreement for Restricted Stock Units granted on or after June 21, 2012.

10.51*	Form of Restricted Stock Unit Agreement for Restricted Stock Units granted on or after January 1, 2013.

10.52
Form of Grant Agreement for Restricted Stock Units for Executive Officers granted on or after November 16, 2011, filed as Exhibit 10.56 on Form 10-K for 2011 of the Company, and incorporated herein by reference.

10.53
Form of Grant Agreement for Performance-Based Restricted Stock Units granted on or after January 1, 2011, filed as Exhibit 10.57 on Form 10-K for 2011 of the Company, and incorporated herein by reference.

10.54*	Form of Grant Agreement for Performance-Based Restricted Stock Units granted on or after January 1, 2012.

10.55*	Form of Grant Agreement for Performance-Based Restricted Stock Units granted on or after January 1, 2013.

Exhibit Number	Exhibit Index Description	Sequential Page Number

10.56	NATCO Group, Inc. 1998 Employee Stock Option Plan, filed as Exhibit 10.3 to NATCO’s Proxy Statement on Form S-1 (No. 333-48851), and incorporated herein by reference.

10.57	NATCO Group, Inc. 2001 Stock Incentive Plan, filed as Appendix B to NATCO’s Proxy Statement dated May 24, 2001, and incorporated herein by reference.

10.58	NATCO Group, Inc. 2004 Stock Incentive Plan, filed as Appendix B to NATCO’s Proxy Statement dated May 27, 2004, and incorporated herein by reference.

10.59
NATCO Group, Inc. 2006 Long-Term Incentive Compensation Plan, as Amended and Restated, filed as Exhibit 10.1 to NATCO’s Quarterly Report on Form 10-Q for quarter ended June 30, 2006 , and incorporated herein by reference.

13.1*	Portions of the 2012 Annual Report to Stockholders are included as an exhibit to this report.

14.1	Code of Ethics for Management Personnel, including Senior Financial Officers, filed as Exhibit 14.2 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

14.2	Cameron Code of Conduct, filed as Exhibit 14.1 to the Current Report on Form 8-K filed August 19, 2009, and incorporated herein by reference.

14.3	Amendment to the Code of Business Conduct and Ethics for Directors, filed as Exhibit 14.1 to the Current Report on Form 8-K filed July 19, 2011 and incorporated herein by reference.

14.4	Code of Business Conduct and Ethics for Directors filed as Exhibit 14.1 to the Current Report on Form 8-K filed October 18, 2012 of the Company, and incorporated herein by reference.

21.1*	Subsidiaries of registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification.

31.2*	Certification.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRLTaxonomy Extension Schema Document

101.CAL*	XBRLTaxonomy Extension Calculation Linkbase Document

Exhibit Number	Exhibit Index Description	Sequential Page Number

101.DEF*	XBRLTaxonomy Extension Definition Linkbase Document

101.LAB*	XBRLTaxonomy Extension Label Linkbase Document

101.PRE*	XBRLTaxonomy Extension Presentation Linkbase Document

*Filed herewith