Form 10-Q
period 2013-04-23
CAMERON INTERNATIONAL CORP
filed 2013-04-29
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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
Yes ☐ No ☑

Number of shares outstanding of issuer’s common stock as of April 19, 2013 was 248,045,833.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(dollars and shares in millions, except per share data)

	Three Months Ended March 31,
	2013	2012
	(unaudited)
REVENUES	$2,117.7	$1,804.3
COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,494.1	1,280.4
Selling and administrative expenses	314.1	271.4
Depreciation and amortization	70.0	59.5
Interest, net	25.8	22.7
Other costs (gains) (see Note 3)	30.8	(1.5)
Total costs and expenses	1,934.8	1,632.5
Income before income taxes	182.9	171.8
Income tax provision	(34.6)	(37.8)
Net income	$148.3	$134.0
Earnings per common share:
Basic	$0.60	$0.54
Diluted	$0.60	$0.54
Shares used in computing earnings per common share:
Basic	247.5	246.1
Diluted	249.0	247.9

Comprehensive income	$71.4	$180.9

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in millions, except shares and per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$1,082.4	$1,185.8
Short-term investments	528.9	517.0
Receivables, net	1,835.7	1,966.7
Inventories, net	2,922.9	2,741.2
Other	454.9	499.9
Total current assets	6,824.8	6,910.6
Plant and equipment, net	1,784.6	1,765.1
Goodwill	1,913.0	1,923.9
Other assets	552.7	558.6
TOTAL ASSETS	$11,075.1	$11,158.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$66.7	$29.2
Accounts payable and accrued liabilities	2,855.9	3,045.7
Accrued income taxes	101.8	94.1
Total current liabilities	3,024.4	3,169.0
Long-term debt	2,048.4	2,047.0
Deferred income taxes	118.6	131.7
Other long-term liabilities	246.4	244.4
Total liabilities	5,437.8	5,592.1
Stockholders’ Equity:
Common stock, par value $.01 per share, 400,000,000 shares authorized, 263,111,472 shares issued at March 31, 2013 and December 31, 2012	2.6	2.6
Capital in excess of par value	2,091.6	2,094.6
Retained earnings	4,269.0	4,120.7
Accumulated other elements of comprehensive income (loss)	(106.9)	(30.0)
Less: Treasury stock, 15,768,832 shares at March 31, 2013 (16,415,336 shares at December 31, 2012)	(619.0)	(621.8)
Total stockholders’ equity	5,637.3	5,566.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,075.1	$11,158.2

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended March 31,
	2013	2012
	(unaudited)

Cash flows from operating activities:
Net income	$148.3	$134.0
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	56.1	47.7
Amortization	13.9	11.8
Non-cash stock compensation expense	13.4	10.9
Deferred income taxes and tax benefit of stock compensation plan transactions	14.0	19.5
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	165.2	97.4
Inventories	(215.5)	(202.5)
Accounts payable and accrued liabilities	(204.5)	(292.7)
Other assets and liabilities, net	(13.6)	(29.9)
Net cash used for operating activities	(22.7)	(203.8)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	275.2	321.6
Purchases of short-term investments	(286.9)	(242.8)
Capital expenditures	(83.7)	(86.7)
Acquisitions, net of cash acquired	–	(61.5)
Proceeds from sales of plant and equipment	3.0	9.8
Net cash used for investing activities	(92.4)	(59.6)
Cash flows from financing activities:
Short-term loan borrowings (repayments), net	36.9	18.4
Purchase of treasury stock	(32.1)	(3.2)
Proceeds from stock option exercises, net of tax payments from stock compensation plan transactions	22.2	2.5
Excess tax benefits from stock compensation plan transactions	5.6	4.8
Principal payments on capital leases	(2.7)	(2.5)
Net cash provided by financing activities	29.9	20.0
Effect of translation on cash	(18.2)	7.0
Decrease in cash and cash equivalents	(103.4)	(236.4)
Cash and cash equivalents, beginning of period	1,185.8	898.9
Cash and cash equivalents, end of period	$1,082.4	$662.5

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited

Note 1: Basis of Presentation

The accompanying Unaudited Consolidated Condensed Financial Statements of Cameron International Corporation (the Company) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial information for the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto filed by the Company on Form 10-K for the year ended December 31, 2012.

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

Note 2: OneSubsea™

On November 15, 2012, Cameron and Schlumberger announced their intent to create OneSubsea, a joint venture to manufacture and develop products, systems and services for the subsea oil and gas market.  Cameron will contribute its existing subsea business and receive $600 million from Schlumberger while Schlumberger will contribute its Framo, Surveillance, Flow Assurance and Power and Controls businesses.  As 60% owner, Cameron will manage the joint venture, consolidate it in its DPS segment and reflect a minority interest in its financial statements for Schlumberger’s 40% interest in the joint venture.  The transaction is subject to regulatory approvals and other customary closing conditions, which are expected to be completed during the second quarter of 2013.

Note 3: Other Costs (Gains)

Other costs (gains) for the three months ended March 31, 2013 and 2012 consisted of the following (in millions):

	Three Months Ended March 31,
	2013	2012

Joint venture formation costs	$16.3	$–
Devaluation of Venezuelan bolivar	7.4	–
Acquisition integration costs	2.1	1.9
Mark-to-market impact on currency derivatives(1)	2.7	(4.2)
Severance, litigation and other restructuring costs	2.3	0.8
	$30.8	$(1.5)

(1)	These derivatives have not been designated as accounting hedges.

Note 4: Receivables

Receivables consisted of the following (in millions):

	March 31, 2013	December 31, 2012

Trade receivables	$1,693.0	$1,823.2
Other receivables	153.6	151.4
Allowance for doubtful accounts	(10.9)	(7.9)
Total receivables	$1,835.7	$1,966.7

Note 5: Inventories

         Inventories consisted of the following (in millions):

	March 31, 2013	December 31, 2012

Raw materials	$231.4	$237.9
Work-in-process	988.0	902.1
Finished goods, including parts and subassemblies	1,900.9	1,797.9
Other	16.8	14.3
	3,137.1	2,952.2
Excess of current standard costs over LIFO costs	(123.4)	(122.0)
Allowances	(90.8)	(89.0)
Total inventories	$2,922.9	$2,741.2

Note 6: Plant and Equipment and Goodwill

Plant and equipment consisted of the following (in millions):

	March 31, 2013	December 31, 2012

Plant and equipment, at cost	$3,264.5	$3,155.9
Accumulated depreciation	(1,479.9)	(1,390.8)
Total plant and equipment	$1,784.6	$1,765.1

Changes in goodwill during the three months ended March 31, 2013 were as follows (in millions):

Balance at December 31, 2012	$1,923.9
Adjustments to the purchase price allocation for prior year acquisitions	(0.5)
Translation effect of currency changes	(10.4)
Balance at March 31, 2013	$1,913.0

Note 7: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in millions):

	March 31, 2013	December 31, 2012

Trade accounts payable and accruals	$778.1	$925.1
Advances from customers	1,396.1	1,320.1
Other accruals	681.7	800.5
Total accounts payable and accrued liabilities	$2,855.9	$3,045.7

Activity during the three months ended March 31, 2013 associated with the Company’s product warranty accruals was as follows (in millions):

Balance December 31, 2012	Net warranty provisions	Charges against accrual	Translation and other	Balance March 31, 2013

$67.6	$7.5	$(11.5)	$(0.4)	$63.2

Note 8: Debt

The Company’s debt obligations were as follows (in millions):

	March 31, 2013	December 31, 2012

Senior notes:
Floating rate notes due June 2, 2014	$250.0	$250.0
1.6% notes due April 30, 2015	250.0	250.0
6.375% notes due July 15, 2018	450.0	450.0
4.5% notes due June 1, 2021	250.0	250.0
3.6% notes due April 30, 2022	250.0	250.0
7.0% notes due July 15, 2038	300.0	300.0
5.95% notes due June 1, 2041	250.0	250.0
Unamortized original issue discount	(4.1)	(4.1)
Other debt	55.9	19.6
Obligations under capital leases	63.3	60.7
	2,115.1	2,076.2
Current maturities	(66.7)	(29.2)
Long-term maturities	$2,048.4	$2,047.0

At March 31, 2013, the Company had issued:

•	$25.4 million of letters of credit under its $835.0 million Amended Credit Agreement leaving $809.6 million remaining available for future use under the Amended Credit Agreement, and

•	$200.2 million of letters of credit under its $250.0 million multi-currency revolving letter of credit facility leaving $49.8 million remaining available for use under this facility.

Note 9: Business Segments

The Company’s operations are organized into three separate business segments – Drilling & Production Systems (DPS), Valves & Measurement (V&M) and Process & Compression Systems (PCS).  Summary financial data by segment follows (in millions):

	Three Months Ended March 31,
	2013	2012
Revenues:
DPS	$1,269.0	$1,042.1
V&M	521.5	491.2
PCS	327.2	271.0
	$2,117.7	$1,804.3

Income (loss) before income taxes:
DPS	$154.4	$135.3
V&M	113.4	92.6
PCS	22.0	10.6
Corporate & other	(106.9)	(66.7)
	$182.9	$171.8

Corporate & other includes expenses associated with the Company’s Corporate office, all of the Company’s interest income and interest expense, certain litigation expense managed by the Company’s General Counsel, foreign currency gains and losses from devaluations and from certain derivative and intercompany lending activities managed by the Company’s centralized Treasury function, all of the Company’s restructuring expense, joint venture formation costs, acquisition-related costs and all stock compensation expense.

Note 10: Earnings Per Share

The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2013	2012

Net income	$148.3	$134.0

Average shares outstanding (basic)	247.5	246.1
Common stock equivalents	1.5	1.8
Diluted shares	249.0	247.9

Basic earnings per share	$0.60	$0.54
Diluted earnings per share	$0.60	$0.54

During the three months ended March 31, 2013 and 2012, the Company acquired 613,453 and 57,200 treasury shares at an average cost of $63.84 and $55.38 per share, respectively.   A total of 53,175 shares were also acquired by participants in the Company’s nonqualified deferred compensation plans.  Treasury shares issued in satisfaction of stock option exercises and vesting of restricted stock units during the three-month periods ended March 31, 2013 and 2012 totaled 1,313,132 and 810,249, respectively.

Note 11: Accumulated Other Comprehensive Income

The changes in the components of accumulated other elements of comprehensive income (loss) for the three months ended March 31, 2013 and 2012 were as follows (in millions):

	Three Months Ended March 31, 2013
	Accumulated Foreign Currency Translation Gain (Loss)	Prior Service Credits and Net Actuarial Losses	Accumulated Gain (Loss) on Cash Flow Hedge Derivatives	Total	Three Months Ended March 31, 2012

Balance at beginning of year	$45.9	$(86.6)	$10.7	$(30.0)	$(90.8)

Other comprehensive income before reclassifications:
Pre-tax	(68.9)	–	(12.4)	(81.3)	42.9
Tax effect	–	–	4.1	4.1	(0.6)

Amounts reclassified from accumulated other comprehensive income to:
Revenues	–	–	–	–	1.4
Cost of sales	–	–	(1.2)	(1.2)	3.7
Selling and administrative expense	–	1.7	–	1.7	0.9
Tax effect	–	(0.6)	0.4	(0.2)	(1.4)

Net current period other comprehensive income	(68.9)	1.1	(9.1)	(76.9)	46.9

Balance at end of period	$(23.0)	$(85.5)	$1.6	$(106.9)	$(43.9)

Note 12: Contingencies

The Company is subject to a number of contingencies, including litigation, tax contingencies and environmental matters.

Deepwater Horizon Matter

A blowout preventer (“BOP”) originally manufactured by the Company and delivered in 2001 was deployed by the drilling rig Deepwater Horizon which in 2010 experienced an explosion and fire resulting in bodily injuries and loss of life, the loss of the rig, and discharge of hydrocarbons into the Gulf of Mexico.

The Company was named as one of a number of defendants in over 400 suits asserting claims for personal injury, wrongful death, property damage, pollution and economic damages.  Most of these suits were consolidated into a single proceeding under rules governing multi-district litigation.  The consolidated case is styled: In Re: Oil Spill by the Oil Rig Deep Water Horizon in the Gulf of Mexico on April 20, 2010, MDL Docket No. 2179.

On December 15, 2011, the Company entered into an agreement with BP Exploration and Production Inc. (BPXP), guaranteed by BP Corporation North America Inc., pursuant to which BPXP agreed to indemnify the Company for any and all current and future compensatory claims, and to pay on behalf of the Company any and all such claims, associated with or arising out of the Deepwater Horizon incident the Company otherwise would have been obligated to pay, including claims arising under the Oil Pollution Act of 1990 (OPA) and Clean Water Act, claims for natural resource damages and associated damage-assessment costs, clean-up costs, and other claims arising from third parties.  The agreement does not provide indemnification of the Company for punitive damages.

On March 20, 2013, the Court in the MDL proceeding granted the Company’s motion for a judgment in its favor denying recovery for punitive damages.  On April 3, 2013, the Court granted the Company’s motion for a judgment in its favor denying recovery for all other claims asserted in the MDL proceeding.

Not all suits arising out of the Deepwater Horizon Matter were consolidated into the MDL proceeding and a number of suits have been filed recently which have not yet been consolidated into the MDL proceeding.  The Company has been named as a defendant in approximately 40 such suits, all of which allege substantially the same facts, make substantially the same allegations and seek substantially the same relief as the cases consolidated into the MDL proceeding.  The Company currently anticipates that all claims against the Company in the cases filed or to be filed in connection with the Deepwater Horizon Matter will either be dismissed as a result of the rulings of the Court in the MDL proceeding or on their own merits or lack thereof.  In any event, all damages, other than punitive damages, that could be imposed against the Company in such cases would be covered by the Company's agreement with BPXP.

The agreement with BPXP also does not provide indemnification of the Company for any fines, penalties, or certain other potential non-compensatory claims levied on it individually.  The Company, however, does not consider any of these, singly or cumulatively, to pose a significant financial risk to it because, while the United States brought suit against BP and certain other parties associated with this incident for recovery under statutes such as OPA and the Clean Water Act, the United States did not name the Company as a defendant.  Certain state and local governmental entities have asserted the right to levy fines and penalties as a result of the discharge of hydrocarbons, but the Federal District Court in which the MDL action is pending has ruled that they do not have this right as a result of Federal preemption.  This issue is currently on appeal to the Fifth Circuit Court of Appeals.

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

Other Litigation

The Company from time to time is a defendant in cases alleging equipment failure due to inherent defects; failure of design, manufacture, testing, assembly or installation; and/or improper maintenance, and are typically accompanied by claims such as breach of contract, breach of implied warranty, negligence, negligent misrepresentation, strict liability in tort and/or product liability.  One such matter is Chesapeake Appalachia, L.L.C. and Chesapeake Operating, Inc. vs. Cameron International Corporation filed in the District Court of Oklahoma County, Oklahoma on April 16, 2013, in which Chesapeake alleges a failure of Cameron hydraulic fracturing wellhead equipment which is claimed to have caused or contributed to an uncontrolled discharge of fluids on the Chesapeake ATGAS 2H well site in Pennsylvania and seeks unspecified damages.  Another such example is a matter which is the subject of a claim filed in two separate jurisdictions on February 13, 2013.  Each is styled Boardwalk Pipeline Partners, et al. vs. Tube Forgings of America, Inc. et al. including Cameron International Corporation.  One was filed in Daviess Circuit Court, Division II, Kentucky, and the other in the District Court of Panola, County, Texas.  The plaintiffs allege a failure of a Cameron check valve which is claimed to have caused or contributed to a fire at and damage to a compressor station in Carthage, Texas, and seek unspecified damages.  The facts of these incidents and their causes are currently under investigation.  In any event, the Company has insurance coverage that is applicable with a self-retention of $5.0 million per incident.

The Company also has been and continues to be named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits. At March 31, 2013, the Company’s consolidated balance sheet included a liability of approximately $13.0 million for such cases. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

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

The Company is currently undergoing a customs audit in Brazil.  The Company has been assessed with approximately $51.0 million of additional customs duties, penalties and interest by the government of Brazil as a result of the current customs audit for the years 2003-2010.  The Company has identified numerous errors in the assessment, the government has not provided appropriate supporting documentation for the assessment, and the Company believes a majority of this assessment will ultimately be proven to be incorrect.  As a result, the Company currently expects no material adverse impact on its results of operations or cash flows as a result of the ultimate resolution of this matter.  No amounts have been accrued for this assessment as of March 31, 2013 as no loss is currently considered probable.

Environmental Matters

The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the PCS operation in Grove City, Pennsylvania deposited waste), where remediation was completed in 2011 and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years and which may have yet undiscovered contamination. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At March 31, 2013, the Company’s consolidated balance sheet included a noncurrent liability of approximately $3.9 million for these environmental matters.

In 2001, the Company discovered that contaminated underground water from the former manufacturing site in Houston referenced above had migrated under an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners. Concerns over the impact on property values of the underground water contamination and its public disclosure led to a number of claims by homeowners.  The Company has settled these claims, primarily as a result of the settlement of a class action lawsuit, and is obligated to reimburse 197 homeowners for any diminution in value of their property due to contamination concerns at the time of the property’s sale. Test results of monitoring wells on the southeastern border of the plume indicate that the plume is moving in a new direction, likely as a result of a ground water drainage system completed as part of an interstate highway improvement project.  As a result, the Company notified 33 additional homeowners, and may provide notice to additional homeowners, whose property is adjacent to the class area that their property may be affected.  The Company is taking remedial measures to mitigate any impact on these properties.  The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements as well as any possible new claims that may be filed with respect to this underground water contamination will not have a material adverse effect on its financial position or results of operations. The Company’s consolidated balance sheet included a liability of approximately $7.1 million for these matters as of March 31, 2013.

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

Following is a summary of the Company’s financial instruments which have been valued at fair value in the Company’s Consolidated Balance Sheets at March 31, 2013 and December 31, 2012:

	Fair Value Based on Quoted Prices in Active Markets for Identical Assets (Level 1)		Fair Value Based on Significant Other Observable Inputs (Level 2)		Total
(in millions)	2013	2012	2013	2012	2013	2012

Cash and cash equivalents:
Cash	$422.4	$447.1	$–	$–	$422.4	$447.1
Certificates of deposit	0.2	0.2	–	–	0.2	0.2
Money market funds	436.8	429.1	–	–	436.8	429.1
Commercial paper	–	–	120.1	202.7	120.1	202.7
U.S. Treasury securities	23.6	17.6	–	–	23.6	17.6
U.S.non-governmental agency asset-backed securities	–	–	11.6	41.4	11.6	41.4
U.S. corporate obligations	45.3	18.9	–	–	45.3	18.9
Non-U.S. bank and other obligations	22.4	28.8	–	–	22.4	28.8
Short-term investments:
Certificates of deposit	2.3	3.0	–	–	2.3	3.0
Commercial paper	–	–	255.8	253.9	255.8	253.9
U.S. Treasury securities	89.4	64.5	–	–	89.4	64.5
U.S. non-governmental agency asset-backed securities	–	–	71.3	99.5	71.3	99.5
U.S. corporate obligations	110.1	96.1	–	–	110.1	96.1
Non-qualified plan assets:
Money market funds	1.0	1.1	–	–	1.0	1.1
Domestic bond funds	2.6	2.4	–	–	2.6	2.4
International bond fund	0.1	0.1	–	–	0.1	0.1
Domestic equity funds	4.3	3.6	–	–	4.3	3.6
International equity funds	2.2	2.1	–	–	2.2	2.1
Blended equity funds	3.0	2.6	–	–	3.0	2.6
Common stock	3.4	2.1	–	–	3.4	2.1
Derivatives, net asset (liability):
Foreign currency contracts	–	–	(8.3)	19.9	(8.3)	19.9
	$1,169.1	$1,119.3	$450.5	$617.4	$1,619.6	$1,736.7

         Fair values for financial instruments utilizing level 2 inputs were determined from information obtained from third party pricing sources, broker quotes, calculations involving the use of market indices or mutual fund unit values determined based upon the valuation of the funds’ underlying assets.

        At March 31, 2013, the fair value of the Company’s fixed-rate debt (based on Level 1 quoted market rates) was approximately $2.03 billion as compared to the $1.75 billion face value of the debt recorded, net of original issue discounts, in the Company’s Consolidated Balance Sheet.  At December 31, 2012, the fair value of the Company’s fixed-rate debt (based on Level 1 quoted market rates) was approximately $2.06 billion as compared to the $1.75 billion face value of the debt.

Derivative Contracts

In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into foreign currency forward contracts to hedge specific large anticipated receipts or disbursements in currencies for which the Company does not traditionally have fully offsetting local currency expenditures or receipts. The Company was party to a number of long-term foreign currency forward contracts at March 31, 2013. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling, valve or other equipment contracts involving the Company’s United States operations and its wholly-owned subsidiaries in Australia, France, Italy, Malaysia, Norway, Singapore and the United Kingdom. Many of these contracts have been designated as and are accounted for as cash flow hedges with changes in the fair value of those contracts recorded in accumulated other comprehensive income (loss) in the period such change occurs.  Certain other contracts, many of which are centrally managed, are intended to offset other foreign currency exposures but have not been designated as hedges for accounting purposes and, therefore, any change in the fair value of those contracts are reflected in earnings in the period such change occurs.  The Company determines the fair value of its outstanding foreign currency forward contracts based on quoted exchange rates for the respective currencies applicable to similar instruments.

The Company manages its debt portfolio to achieve an overall desired position of fixed and floating rates and employs from time to time interest rate swaps as a tool to achieve that goal.

Total gross volume bought (sold) by notional currency and maturity date on open derivative contracts at March 31, 2013 was as follows (in millions):

		Notional Amount - Buy			Notional Amount - Sell
	2013	2014	2015	Total	2013	2014	2015	Total
Foreign exchange forward contracts -
Notional currency in:
Euros	247.8	72.1	–	319.9	(23.7)	(1.5)	–	(25.2)
Pounds sterling	163.5	0.1	–	163.6	(25.1)	(0.3)	–	(25.4)
Norwegian kroners	975.8	496.6	53.1	1,525.5	(326.7)	(0.4)	–	(327.1)
Singapore dollars	0.6	–	–	0.6	–	–	–	–
U.S. dollars	64.2	1.4	–	65.6	(239.8)	(13.4)	(0.5)	(253.7)

While the Company reports and generally settles its individual derivative financial instruments on a gross basis, the agreements between the Company and its third party financial counterparties to the derivative contracts generally provide both the Company and its counterparties with the legal right to net settle contracts that are in an asset position with other contracts that are in an offsetting liability position, if required.  The fair values of derivative financial instruments recorded in the Company’s Consolidated Condensed Balance Sheets at March 31, 2013 and December 31, 2012 were as follows (in millions):

	March 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities

Foreign exchange contracts designated as hedging instruments:
Current	$7.3	$12.2	$20.4	$5.7
Non-current	2.0	1.9	2.3	0.4
	9.3	14.1	22.7	6.1

Foreign exchange contracts not designated as hedging instruments:
Current	0.6	4.1	3.3	–
Non-current	–	–	–	–
	0.6	4.1	3.3	–

Total derivatives	$9.9	$18.2	$26.0	$6.1

The amount of pre-tax gain (loss) from the ineffective portion of derivatives designated as hedging instruments and from derivatives not designated as hedging instruments was (in millions):

	Three Months Ended March 31,
	2013	2012
Foreign currency contracts designated as hedging instruments -
Cost of sales	$(4.7)	$0.4
Foreign currency contracts not designated as hedging instruments -
Cost of sales	–	0.8
Other costs	(2.7)	4.2
	$(7.4)	$5.4

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical data contained herein, this document includes forward-looking statements regarding future market strength, customer spending and order levels, revenues and earnings of the Company, as well as expectations regarding equipment deliveries, margins, profitability, the ability to control and reduce raw material, overhead and operating costs, cash generated from operations, legal fees, costs associated with, or any punitive liability remaining from a number of lawsuits filed against the Company in connection with the Deepwater Horizon matter, capital expenditures and the use of existing cash balances and future anticipated cash flows made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those described in any forward-looking statements. Any such statements are based on current expectations of the Company’s performance and are subject to a variety of factors, some of which are not under the control of the Company, which can affect the Company’s results of operations, liquidity or financial condition. Such factors may include overall demand for, and pricing of, the Company’s products; the size and timing of orders; the Company’s ability to successfully execute large subsea and drilling projects it has been awarded; the possibility of cancellations of orders in backlog; the Company’s ability to convert backlog into revenues on a timely and profitable basis; the impact of acquisitions the Company has made or may make; changes in the price of (and demand for) oil and gas in both domestic and international markets; raw material costs and availability; political and social issues affecting the countries in which the Company does business; fluctuations in currency markets worldwide; and variations in global economic activity. In particular, current and projected oil and gas prices historically have generally directly affected customers’ spending levels and their related purchases of the Company’s products and services. As a result, changes in oil and gas price expectations may impact the demand for the Company’s products and services and the Company’s financial results due to changes in cost structure, staffing and spending levels the Company makes in response thereto. See additional factors discussed in “Factors That May Affect Financial Condition and Future Results” contained herein.

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

FIRST QUARTER 2013 COMPARED TO FIRST QUARTER 2012

Market Conditions

Information related to a measure of drilling activity and certain commodity spot and futures prices during each quarter and the number of deepwater floaters and semis under contract at the end of each period follows:

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012	Amount	%
Drilling activity (average number of working rigs during period)(1):
United States	1,758	1,991	(233)	(11.7)%
Canada	535	591	(56)	(9.5)%
Rest of world	1,274	1,189	85	7.1%
Global average rig count	3,567	3,771	(204)	(5.4)%
Commodity prices (average of daily U.S. dollar prices per unit during period)(2):
West Texas Intermediate Cushing, OK crude spot price per barrel in U.S. dollars	$94.30	$102.99	$(8.69)	(8.4)%
Henry Hub natural gas spot price per MMBtu in U.S. dollars	$3.47	$2.43	$1.04	42.8%
Twelve-month futures strip price (U.S. dollar amount at period end)(2):
West Texas Intermediate Cushing, OK crude oil contract (per barrel)	$96.26	$104.63	$(8.37)	(8.0)%
Henry Hub Natural Gas contract (per MMBtu)	$4.20	$2.80	$1.40	50.0%
Contracted drillships and semi submersibles by location at period-end(3):
U.S. Gulf of Mexico	39	37	2	5.4%
Central and South America	83	80	3	3.8%
Northwestern Europe	47	44	3	6.8%
West Africa	32	35	(3)	(8.6)%
Southeast Asia and Australia	22	41	(19)	(46.3)%
Other	28	34	(6)	(17.6)%
Total	$251	$271	$(20)	(7.4)%

(1)    Based on average monthly rig count data from Baker Hughes
(2)    Source: Bloomberg
(3)    Source: ODS-Petrodata Ltd.

The decrease in average worldwide operating rigs during the first quarter of 2013 as compared to the first quarter of 2012 was due to declining North American activity levels largely reflecting the recent depressed price levels for natural gas.  The average number of rigs drilling for gas was down nearly 42% in the United States and almost 18% in Canada in the first quarter of 2013 as compared to the first quarter of 2012.  This impact was partially offset by a nearly 3% increase in the average number of North American rigs drilling for oil.

Crude oil prices (West Texas Intermediate, Cushing, OK) were fairly consistent throughout much of the first quarter of 2013 reaching a high of $97.94 per barrel at the end of January before closing the period at $97.23 per barrel.  On average, crude oil prices were 8% lower during the first quarter of 2013 as compared to the first quarter of 2012.  The twelve month futures price for crude oil at March 31, 2013 was relatively flat compared to spot prices near the end of the quarter.

Natural gas (Henry Hub) prices continued to trend upward during the first quarter of 2013 reaching their highest levels since September 2011, closing at $4.10 per MMBtu.  On average, prices during the first quarter of 2013 were up 43% as compared to the same period in 2012.  The 12-month futures strip price for natural gas at March 31, 2013 was $4.20 per MMBtu, 50% above the spot price at March 31, 2012.

The relatively low price levels for natural gas has negatively affected gas drilling activity levels in North America and recent order rates for certain of the Company’s products, in particular distributed valves that serve this market. Continued low natural gas prices combined with declining oil prices and the lack of recovery in the North American rig count may have a further adverse impact on the Company’s North American operations during the year.

Critical Accounting Policies

 Goodwill – The Company reviews the carrying value of goodwill in accordance with accounting rules on impairment of goodwill, which require that the Company estimate the fair value of each of its reporting units annually, or when impairment indicators exist, and compare such amounts to their respective carrying values to determine if an impairment of goodwill is required. The estimated fair value of each reporting unit is determined using discounted future expected cash flow models (level 3 observable inputs) consistent with the accounting guidance for fair value measurements.  Certain estimates and judgments are required in the application of the discounted cash flow models, including, but not limited to, estimates of future cash flows and the selection of a discount rate.  Generally, this review is conducted during the first quarter of each annual period.  The results of the 2013 test indicated that there was no impairment of goodwill.  Should the Company’s estimate of the fair value of any of its reporting units decline significantly in future periods due to changes in customer demand, market activity levels, interest rates or other factors which would impact future earnings and cash flow or market valuation levels of the Company or any of its reporting units, an impairment of goodwill could be required.

Goodwill at March 31, 2013 was $1.9 billion, nearly 45% of which was allocated to the Company’s PCS segment, which includes the majority of the NATCO operations acquired in 2009.  The Company’s determination of the fair value of its Custom Process Systems (CPS) business within the PCS segment included assumptions for continued long-term improvements to recent results. This business has in the past and continues to experience certain production inefficiencies.   While profitability began to improve in late 2012, the Company expects further improvements over time.  If the financial performance of the CPS business does not continue to improve, a future evaluation could indicate that an impairment of goodwill might be necessary.  Goodwill associated with the CPS business was approximately $572.5 million at March 31, 2013 ($573.0 million at December 31, 2012).

Consolidated Results

Net income for the first quarter of 2013 totaled $148.3 million, or $0.60 per diluted share, compared to net income for the first quarter of 2012 of $134.0 million, or $0.54 per diluted share.  Included in the first quarter 2013 results were charges of $0.10 per diluted share, primarily associated with:

•	formation costs for the OneSubsea™ joint venture, which is described further in Note 2 of the Notes to Consolidated Condensed Financial Statements,

•	the impact of the devaluation of the Venezuelan bolivar during the quarter, and

•	changes in the market values of certain foreign currency derivatives which have not been designated as hedges, as well as certain other costs described in more detail below.

Absent these costs, diluted earnings per share would have increased nearly 30% as compared to the first quarter of 2012.

Total revenues for the Company increased $313.4 million, or 17.4%, on the strength of higher sales in each of the Company’s business segments during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

•
DPS segment revenues increased 21.8% in the first quarter of 2013, accounting for over 70% of the total revenue increase, mainly as a result of double-digit sales increases in the Drilling and Surface Systems businesses.

•	PCS segment revenues were up 20.7% in the first quarter of 2013 due to increased shipments of centrifugal compression equipment and higher project activity involving custom process systems.

•	Revenues in the V&M segment grew 6.2% largely as a result of increased pipeline construction project activity levels.

As a percent of revenues, cost of sales (exclusive of depreciation and amortization) decreased from 71.0% during the first quarter of 2012 to 70.6% for the first quarter of 2013, mainly as a result of a mix shift involving increased DPS segment revenues and better margins in the V&M business.

Selling and administrative expenses increased $42.7 million, or 15.7%, during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

•	Selling and administrative expenses were 14.8% of revenues for the first quarter of 2013 as compared to 15.0% for the first quarter of 2012.

•	Nearly 95% of the dollar increase was due to higher employee-related costs as a result of increased headcount, mainly in the DPS and V&M segments, and higher business activity volumes.

Depreciation and amortization expense totaled $70.0 million for the first quarter of 2013 as compared to $59.5 million during the first quarter of 2012, an increase of $10.5 million.  The increase was due mainly to higher depreciation expense as a result of recent increased levels of capital spending and the impact of newly acquired businesses.

Net interest increased $3.1 million, from $22.7 million during the first quarter of 2012 to $25.8 million during the first quarter of 2013, mainly as a result of $500.0 million of new senior notes issued by the Company in May 2012.

Other costs totaled $30.8 million for the three months ended March 31, 2013 as compared to a net credit of $1.5 million for the three months ended March 31, 2012, an increase of $32.3 million.  See Note 3 of the Notes to Consolidated Condensed Financial Statements for further information on the nature of these items.

The effective income tax rate for the first three months of 2013 was 18.9% as compared to 22.0% for the first three months of 2012.  The decline in the tax rate was mainly due to recognition in the first quarter of 2013 of benefits associated with newly enacted tax legislation in the United States and Italy.

Segment Results

DPS Segment –

	Three Months Ended March 31,		Increase (Decrease)
($ in millions)	2013	2012	$	%

Revenues	$1,269.0	$1,042.1	$226.9	21.8%
Income before income taxes	$154.4	$135.3	$19.1	14.1%
Income before income taxes as a percent of revenues	12.2%	13.0%	N/A	(0.8)%

Orders	$2,743.0	$1,689.5	$1,053.5	62.4%
Backlog (at period-end)	$7,970.7	$4,477.3	$3,493.4	78.0%

Revenues

Newly acquired businesses accounted for approximately 31% of the total change in revenues from the first quarter of 2012.  Absent this effect,

•	sales of surface equipment increased nearly 31%, largely as a result of higher shipment and aftermarket activity levels, mainly in North America, the Middle East and the North Sea,

•	drilling equipment revenues were up almost 9%, primarily related to higher project activity levels and increased customer demand for spares and repair services, and

•	subsea equipment sales rose 6% as a result of increased demand for new equipment and higher project activity levels in the Gulf of Mexico and West Africa.

Income before income taxes as a percent of revenues

The decrease in the ratio of income before income taxes as a percent of revenues was due primarily to:

•	a 0.5 percentage-point increase in the ratio of cost of sales to revenues resulting mainly from lower drilling margins which have been negatively impacted by certain newly acquired businesses, and

•
a 0.2 percentage-point increase in the ratio of selling and administrative expense to revenues mainly as a result of higher employee-related costs due to increased headcount and higher business activity volumes.

Orders

Excluding the impact of newly acquired businesses, total segment orders increased nearly 57% in the first quarter of 2013 as compared to the same period last year.  This growth was primarily attributable to:

•
a 142% increase in subsea orders, mainly as a result of an award received during the first quarter of 2013 from Petrobras for subsea trees and associated equipment for use in Pre- and Post-Salt basins offshore Brazil, as well as a large booking in the same period to supply subsea production systems to a project offshore Nigeria, and

•
a 65% increase in orders for surface equipment due to higher activity levels in most major regions of the world, with increased demand from customers in Iraq and Saudi Arabia accounting for the majority of the improvement.

Partially offsetting these increases was an 18% drop in orders for drilling equipment reflecting the high level of new major project awards received in the first quarter of 2012, which did not reoccur at the same levels during the first quarter of 2013.

Backlog (at period-end)

Higher drilling and subsea equipment backlog levels accounted for approximately 90% of the total increase in DPS segment backlog from March 31, 2012 to March 31, 2013.   Drilling equipment backlog more than doubled during the period mainly as a result of major new rig construction project awards and higher aftermarket activity levels throughout much of 2012.  The strong level of subsea bookings during the first quarter of 2013, as described above, largely contributed to a 56% increase in subsea equipment backlog at March 31, 2013 as compared to the same period in the prior year.

V&M Segment –

	Three Months Ended March 31,		Increase (Decrease)
($ in millions)	2013	2012	$	%

Revenues	$521.5	$491.2	$30.3	6.2%
Income before income taxes	$113.4	$92.6	$20.8	22.5%
Income before income taxes as a percent of revenues	21.7%	18.9%	N/A	2.8%

Orders	$538.5	$528.0	$10.5	2.0%
Backlog (at period-end)	$1,083.5	$1,192.0	$(108.5)	(9.1)%

Revenues

Over 50% of the increase in segment sales was attributable to an increase in engineered valves due to higher project volumes and timing of shipments when compared to the same period in 2012.

Income before income taxes as a percent of revenues

The increase in the ratio of income before income taxes as a percent of revenues was attributable to:

•
a 4.6 percentage-point decrease in the ratio of cost of sales to revenues resulting from a favorable mix change related to project shipments and an increase in engineered valve product line margins, partially offset by:

•	a 1.9 percentage-point increase in the ratio of selling and administrative costs to revenue due to higher employee-related costs.

Orders

Overall, total segment orders increased modestly when compared to the same period last year.  Most of the change was attributable to a 9% increase in distributed valve orders as distributors began to replenish low levels of inventory from year end.

Backlog (at period-end)

Backlog levels for the V&M segment decreased 9% from March 31, 2012 with distributed valves accounting for nearly three-fourths of the decrease as a result of the record high backlog levels in the same period of the prior year.

PCS Segment –

	Three Months Ended March 31,		Increase (Decrease)
($ in millions)	2013	2012	$	%

Revenues	$327.2	$271.0	$56.2	20.7%
Income before income taxes	$22.0	$10.6	$11.4	107.5%
Income before income taxes as a percent of revenues	6.7%	3.9%	N/A	2.8%

Orders	$352.0	$352.0	$–	–%
Backlog (at period-end)	$982.8	$1,097.2	$(114.4)	(10.4)%

Revenues

The increase in revenues was due primarily to:

•
a 61% increase in sales of centrifugal compression equipment, mainly reflecting large multi-unit shipments of engineered process gas equipment to customers in Russia and the United States, as well as higher demand for air separation equipment, and

•	a 40% increase in custom process systems revenues due to higher project activity levels.

These increases were partially offset by a 20% decline in sales of reciprocating compression equipment during the first quarter of 2013 due to a slowdown in international markets.

Income before income taxes as a percent of revenues

The increase in the ratio of income before income taxes as a percent of revenues was due primarily to:

•
a 3.7 percentage-point decrease in the ratio of selling and administrative costs to revenues resulting mainly from lower employee-related costs year-over-year in relation to a nearly 21% increase in revenues for the same period, and

•
a 0.7 percentage-point decrease in the ratio of depreciation and amortization expense to revenues as a result of lower depreciation and amortization expense from recent curtailed levels of capital spending in relation to higher revenues, as mentioned above.

These improvements in the ratio of income before income taxes as a percent of revenues were partially offset by a 1.6 percentage-point increase in the ratio of cost of sales to revenues due mainly to lower reciprocating compression equipment margins as a result of product mix and higher costs, the impact of which was not fully offset by better margins on international shipments of engineered centrifugal compression equipment.

Orders

A 22% increase in orders for process systems equipment, mainly resulting from higher international demand during the first quarter of 2013 as compared to the first quarter of 2012, was completely offset by:

•	a 25% decline in orders for reciprocating compression equipment as a result of large project awards received in the first quarter of 2012 that did not reoccur in the first quarter of 2013, and

•	a 7% decline in centrifugal compression equipment orders due to weaker demand for new engineered gas processing units.

Backlog (at period-end)

Backlog at March 31, 2013 declined from the same period last year in all major product lines, except new plant air equipment, as a result of weaker recent order rates which did not keep up with shipment and manufacturing activity levels.

Corporate Segment –

The $40.2 million increase in the loss before income taxes in the Corporate segment during the first quarter of 2013 as compared to the first quarter of 2012 (see Note 9 of the Notes to Consolidated Condensed Financial Statements) was due primarily to (i) a $32.3 million increase in other costs and (ii) a $3.1 million increase in net interest, both of which are described above under “Consolidated Results”.

Liquidity and Capital Resources

Consolidated Condensed Statements of Cash Flows

During the first three months of 2013, net cash used for operations totaled $22.7 million, a decrease of $181.1 million from the $203.8 million of cash used from operations during the first three months of 2012.  Most of the decrease was due to lower cash needs for working capital in the first quarter of 2013 as compared to the same period last year and the impact of a net cash payment of $82.5 million made in the first quarter of 2012 to BP Exploration and Production Inc. in connection with an indemnity settlement reached in late 2011.

Cash totaling $254.8 million was used to increase working capital during the first three months of 2013 compared to $397.8 million during the first three months of 2012, a decrease of $143.0 million.  During the first three months of 2013, $215.5 million of cash was used to build inventory levels, primarily in the DPS segment, in order to meet the demands from increased bookings and activity levels. The timing of payments to third parties and employee incentive payouts made in the first quarter of 2013 resulted in a use of cash totaling $204.5 million for the period.  These decreases were partially offset by $165.2 million of receivable collections as balances declined from December 31, 2012 levels reflecting seasonally higher fourth quarter sales activity as compared to the first quarter of 2013.

Cash used for investing activities increased $32.8 million, from $59.6 million during the first three months of 2012 to $92.4 million during the first three months of 2013.  During the first three months of 2013, the majority of the cash use was for capital expenditures totaling $83.7 million. In the same period of 2012, the Company paid $61.5 million for an acquisition and incurred $86.7 million for capital expenditures, which was partially offset by the transfer of $78.8 million from short-term investments to cash and cash equivalents.

Net cash provided by financing activities totaled $29.9 million for the first three months of 2013, mainly due to an increase in international short-term borrowings of $18.5 million and proceeds from stock option exercises, net of tax, totaling $22.2 million. Treasury shares issued in satisfaction of stock option exercises and vesting of restricted stock units during the three months ended March 31, 2013 totaled 1,313,132 shares.  The Company also purchased 613,453 treasury shares at a total cash cost of $32.1 million.

Future liquidity requirements

At March 31, 2013, the Company had $1.6 billion of cash, cash equivalents and short-term investments, approximately 52% of which were located in the United States.  Total debt at March 31, 2012 was nearly $2.1 billion, most of which was in the United States.  Excluding capital leases, nearly $556 million of the debt obligations have maturities within the next three-year period.  The remainder of the Company’s long-term debt is due in varying amounts between 2018 and 2041.

The Company’s backlog is at a record level, up almost 17% from December 31, 2012, and first quarter 2013 orders were more than 5% higher than orders in the first quarter of 2012.  The Company views its backlog of unfilled orders, current order rates, current rig count levels and current and future expected oil and gas prices to be, in varying degrees, leading indicators of and factors in determining its estimates of future revenues, cash flows and profitability levels.  Information regarding actual first quarter 2013 and 2012 average rig count and commodity price levels and forward-looking twelve-month market-traded futures prices for crude oil and natural gas are shown in more detail under the caption “Recent Market Conditions” above.  A more detailed discussion of orders and backlog by segment may be found under “First Quarter 2013 Compared to First Quarter 2012 - Segment Results” above.  As a result of these and other factors, the Company currently anticipates further growth in consolidated orders, backlog and revenues during the remainder of 2013, although certain shorter cycle businesses may be negatively impacted in the near term by the recent weakening in activity levels in certain regions of North America and economic uncertainty in various other parts of the world.  This growth is also expected to lead to increased needs for the use of cash for capital spending on new equipment and facilities, currently expected to approximate nearly $500 million in 2013, and to increase working capital in certain businesses to meet the increased demand from its customers.

Additionally, as described more fully in Note 2 of the Notes to Consolidated Condensed Financial Statements, the Company expects to receive $600.0 million from Schlumberger and will incur various costs during the remainder of 2013, which will be reflected as “Other costs” in the Consolidated Results of Operations statement, in connection with the formation and integration of the OneSubsea joint venture into the Company’s existing operations.  A total of $16.3 million of such costs were incurred in the first quarter of 2013.

The Company believes, based on its current financial condition, existing backlog levels and current expectations for future market conditions, that it will be able to meet its short- and longer-term liquidity needs with existing cash, cash equivalents and short-term investments on hand, expected cash flow from future operating activities, amounts to be received from establishment of the OneSubsea joint venture described above and amounts available under its $835.0 million five-year multi-currency Revolving Credit Facility, which ultimately expires on June 6, 2016.  At March 31, 2013, the amount available for borrowing under the Revolving Credit Facility totaled $809.6 million.  The Company also has a three-year $250.0 million committed multi-currency revolving letter of credit facility with a third party bank, expiring on February 2, 2015.  At March 31, 2013, the Company had issued letters of credit totaling $200.2 million under this revolving credit facility, leaving a remaining amount of $49.8 million available for future use.

Factors That May Affect Financial Condition and Future Results

Downturns in the oil and gas industry have had, and will likely in the future have, a negative effect on the Company’s sales and profitability.

Demand for most of the Company’s products and services, and therefore its revenue, depends to a large extent upon the level of capital expenditures related to oil and gas exploration, development, production, processing and transmission. Declines, as well as anticipated declines, in oil and gas prices could negatively affect the level of these activities, or could result in the cancellation, modification or rescheduling of existing orders. As an example, the first quarter 2012 decline in natural gas spot prices in the United States to less than $2 per MMBtu, the lowest level in the last decade, negatively impacted order levels by the Company’s customers which will affect the Company’s future revenues and profitability.  See also the discussion in “Recent Market Conditions” above.

The inability of the Company to deliver its backlog or future orders on time could affect the Company’s future sales and profitability and its relationships with its customers.

At March 31, 2013, the Company’s backlog was approximately $10.0 billion.  The ability to meet customer delivery schedules for this backlog, as well as future orders, is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for large subsea projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. As an example, the Company’s drilling business has recently acquired two large businesses and has a record backlog to deliver.  As a result, the complexity of execution within this business has increased from that of the past.  Many of the contracts the Company enters into with its customers require long manufacturing lead times and contain penalty or incentive clauses relating to on-time delivery. A failure by the Company to deliver in accordance with customer expectations could subject the Company to financial penalties or loss of financial incentives and may result in damage to existing customer relationships. Additionally, the Company bases its earnings guidance to the financial markets on expectations regarding future order rates and the timing of delivery of product currently in backlog.  Failure to deliver equipment in accordance with expectations could negatively impact the market price performance of the Company’s common stock and other publicly-traded financial instruments.

A deterioration in future expected profitability or cash flows could result in an impairment of the Company’s goodwill.

Total goodwill approximated $1.9 billion at March 31, 2013, nearly 45% of which was allocated to the Company’s PCS segment, which includes the majority of the NATCO operations acquired in 2009.  As a result of competitive pressures during the economic downturn that began prior to the acquisition of NATCO in 2009, the backlog of the CPS business within the PCS segment carried an unusually low margin.  This backlog, along with production inefficiencies and other matters, negatively affected recent profitability within the CPS business.  While profitability began to improve in late 2012, the Company expects further improvements over time.  If the financial performance of the CPS business does not continue to improve, a future evaluation could indicate that an impairment of goodwill might be necessary.  Goodwill associated with the CPS business was approximately $572.5 million at March 31, 2013 ($573.0 million at December 31, 2012).

Execution of subsea systems projects exposes the Company to risks not present in its other businesses.

Cameron is a significant participant in the subsea systems projects market.  This market is significantly different from most of the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and, in some cases, may require the development of new technology. The Company’s subsea business unit received orders in the amount of $1.4 billion during the first quarter of 2013.  Total backlog for the subsea business unit at March 31, 2013 was approximately $3.3 billion, of which approximately $1.2 billion was for subsea systems projects.  To the extent the Company experiences unplanned difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted. The Company accounts for its subsea projects, as it does its separation and drilling projects, using accounting rules for construction-type and production-type contracts.  In accordance with this guidance, the Company estimates the expected margin on these projects and recognizes this margin as units are completed.  Factors that may affect future project costs and margins include the ability to properly execute the engineering and design phases consistent with our customers’ expectations, production efficiencies obtained, and the availability and costs of labor, materials and subcomponents.  These factors can significantly impact the accuracy of the Company’s estimates and materially impact the Company’s future period earnings.  If the Company experiences cost overruns, the expected margin could decline.  Were this to occur, in accordance with the accounting guidance, the Company would record a cumulative adjustment to reduce the margin previously recorded on the related project in the period a change in estimate is determined.  As an example, the Company incurred a $51.0 million charge in 2011 for cost overruns on a large subsea project in Nigeria.  Subsea systems projects accounted for approximately 9.4% of total revenues in the first quarter of 2013.

Expansion of the Company’s services to the drilling market create additional risks not previously present.

The Company’s recent acquisitions of LeTourneau Technologies Drilling Systems, Inc. and the TTS Energy Division of TTS Group ASA (TTS) have expanded the Company’s portfolio of products and services available to customers involved in oil and gas drilling activities.  In particular, TTS has brought additional capabilities for the Company to offer expanded engineering and project management expertise on large drilling rig construction projects that were not previously available.  As an example, the Company was awarded an order from STX Offshore & Shipbuilding Co., Ltd., in late 2012, totaling approximately $275 million, to supply its first complete drilling equipment package for a 12,000-foot ultra-deepwater drillship.  Such projects (i) require significantly more engineering and project management expertise than are needed for projects involving the supply of drilling stacks and associated equipment to customers, (ii) are larger in financial scope and (iii) require longer lead times than many other projects involving the Company’s Drilling Systems business.  Unplanned difficulties in engineering and managing the construction of such major projects could result in cost overruns and financial penalties which could negatively impact the Company’s margins and cash flow.  These projects are accounted for using accounting rules for production-type and construction-type contracts.  Similar to subsea systems projects described above, a reduction in expected margins on these projects from such unplanned events would result in a cumulative adjustment to reduce margins previously recognized in the period a change in estimate is determined.

As a designer, manufacturer, installer and servicer of oil and gas pressure control equipment, the Company may be subject to liability, personal injury, property damage and environmental contamination should such equipment fail to perform to specifications.

Cameron provides products and systems to customers involved in oil and gas exploration, development and production, as well as in certain other industrial markets.  Some of the Company’s equipment is designed to operate in high-temperature and/or high-pressure environments on land, on offshore platforms and on the seabed.  Cameron also provides aftermarket parts and repair services at numerous facilities located around the world or at customer sites for this and other equipment.  Because of  applications to which the Company’s products and services are put, particularly those involving the high temperature and/or pressure environments, a failure of such equipment, or a failure of our customer to maintain or operate the equipment properly, could cause damage to the equipment, damage to a customer’s other property, personal injury and environmental contamination, onshore or offshore.  Cameron is currently party to litigation involving personal injury, property damage and environmental contamination alleged to have been caused by failures of the Company’s equipment.  For example, see Other Litigation in Note 12 of the Notes to Consolidated Condensed Financial Statements.

Fluctuations in currency markets can impact the Company’s profitability.

The Company has established multiple “Centers of Excellence” facilities for manufacturing such products as subsea trees, subsea chokes, subsea production controls and blowout preventers (BOPs). These production facilities are located in the United Kingdom, Brazil and other European and Asian countries. To the extent the Company sells these products in U.S. dollars, the Company’s profitability is eroded when the U.S. dollar weakens against the British pound, the euro, the Brazilian real and certain Asian currencies, including the Singapore dollar. Alternatively, profitability is enhanced when the U.S. dollar strengthens against these same currencies.  For further information on the use of derivatives to mitigate certain currency exposures, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk” below and Note 13 of the Notes to Consolidated Condensed Financial Statements.

The Company’s operations expose it to risks of non-compliance with import/export laws and regulations and with multiple trade regulations, including U.S. sanctions.

The Company’s operations expose it to trade and import/export regulations in multiple jurisdictions.  In addition to using “Centers of Excellence” for manufacturing products to be delivered around the world, the Company imports raw materials, semi-finished goods as well as finished products into many countries for use in country or for manufacturing and/or finishing for re-export and import into another country for use or further integration into equipment or systems.  Most movement of raw materials, semi-finished or finished products by the Company involves exports and imports.  As a result, compliance with multiple trade sanctions and embargoes and import and export laws and regulations pose a constant challenge and risk to the Company.  The Company regularly undergoes governmental audits to determine compliance with export and customs laws and regulations.

Certain of the Company’s non-U.S. subsidiaries have in the past conducted business with Iran and Syria.  The Company adopted a policy in 2006 forbidding any subsidiary or affiliate from accepting any new business from a U.S. sanctioned country.  By the end of 2009, all contracts in existence at the time of the adoption of this policy were completed.  Neither the Company nor any of its subsidiaries or affiliates have knowingly conducted any business with any sanctioned country or party since the end of 2009.  As a result of our non-U.S. subsidiaries’ prior business dealings with Iran and Syria, the Company received a number of inquiries from U.S. governmental agencies, including the U.S. Securities and Exchange Commission and the Office of Foreign Assets Control, regarding compliance with U.S. trade sanction and export control laws, the most recent of which was received in December 2012 and replied to by the Company in January 2013.

The Company’s operations expose it to political and economic risks and instability due to changes in economic conditions, civil unrest, foreign currency fluctuations, and other risks, such as local content requirements, inherent to international businesses.

The political and economic risks of doing business on a worldwide basis include the following:

•	volatility in general economic, social and political conditions;
•	the effects of civil unrest and sanctions imposed by the United States and other governments on transactions with various countries, such as Iran;
•	the effects of civil unrest on the Company’s business operations, customers and employees, such as that recently occurring in several countries in the Middle East;
•
differing tax rates and/or increasing tax rates.  Economic conditions around the world have resulted in decreased tax revenues for many governments, which have led and could continue to lead to changes in tax laws in countries where the Company does business, including further changes in the United States.  Changes in tax laws could have a negative impact on the Company’s future results;

•	exchange controls or other similar measures that result in restrictions on repatriation of capital and/or income; and
•	reductions in the number or capacity of qualified personnel.

Cameron has manufacturing and service operations that are essential parts of its business in developing countries and volatile areas in Africa, Latin America, Russia and other countries that were part of the Former Soviet Union, the Middle East, and Central and South East Asia. Recent increases in activity levels in certain of these regions have increased the Company’s risk of identifying and hiring sufficient numbers of qualified personnel to meet increased customer demand in selected locations.  The Company also purchases a large portion of its raw materials and components from a relatively small number of foreign suppliers in China, India and other developing countries. The ability of these suppliers to meet the Company’s demand could be adversely affected by the factors described above.  Additionally, the Company has various manufacturing and aftermarket operations in Venezuela that contributed more than $105 million in revenues during 2012.  The economy in Venezuela is highly inflationary and becoming more regulated and politically unstable due to its President’s recent death.  These factors create political and economic uncertainty with regard to their impact on the Company’s continued operations in this country.  As an example, it was announced in February 2013 that Venezuela had devalued its currency from 4.3 bolivars per dollar to 6.3 bolivars per dollar. This resulted in an approximate $7.4 million foreign exchange loss for the Company that was recorded in “Other costs” during the first quarter of 2013.

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

The Company’s operations require it to deal with a variety of cultures, as well as agents and other intermediaries, exposing it to compliance risks.

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

The Company provides equipment and services to companies employing hydraulic fracturing or “fracking” and could be adversely impacted by new regulations of this enhanced recovery technique.  Environmental concerns have been raised regarding the potential impact on underground water supplies of fracturing which involves the pumping of water and certain chemicals under pressure into a well to break apart shale and other rock formations in order to increase the flow of oil and gas embedded in these formations.  Recently, certain U.S. states have proposed regulations regarding disclosure of chemicals used in fracking operations or have temporarily suspended issuance of permits for conducting such operations.  Additionally, the United States Environmental Protection Agency (EPA) issued rules on April 17, 2012, which become effective in January 2015, designed to limit the release of volatile organic compounds, or pollutants, from natural gas wells that are hydraulically fractured and in May 2012 published draft permitting guidance for oil and gas hydraulic fracturing activities using diesel fuels.  The EPA is also continuing to study whether the fracking process has any negative impact on underground water supplies.  A progress report relating to the study was released in December 2012 and a draft of the final report on the results of the study is expected in 2014.  Should additional governmental regulations ultimately be imposed that further restrict or curtail hydraulic fracturing activities, the Company’s revenues and earnings could be negatively impacted.

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

The Company has underway a project to upgrade its SAP business information systems worldwide.  The first stage of this multi-year effort was completed at the beginning of the third quarter of 2011 with the deployment of the upgraded system for certain businesses within the Company’s PCS segment.  Certain other businesses began operating on the upgraded system during 2012.  By the end of 2013, the Company expects to have all businesses within the V&M segment utilizing the upgraded system.  The V&M segment is a major contributor to the Company’s consolidated revenues and income before income taxes.

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

The Company is heir to a number of older manufacturing plants that conducted operations in accordance with the standards of the time, but which have since changed.  The Company has undertaken clean-up efforts at these sites and now conducts its business in accordance with today’s standards.  The Company’s clean-up efforts have yielded limited releases of liability from regulators in some instances, and have allowed sites with no current operations to be sold.  The Company conducts environmental due diligence prior to all new site acquisitions.  For further information, refer to Note 12 of the Notes to Consolidated Condensed Financial Statements.

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

Cameron has implemented a corporate “HSE Management System” based on the principles of ISO 14001 and OHSAS 18001.  The HSE Management System contains a set of corporate standards that are required to be implemented and verified by each business unit. Cameron has also implemented a corporate regulatory compliance audit program to verify facility compliance with environmental, health and safety laws and regulations.  The compliance program employs or uses independent third-party auditors to audit facilities on a regular basis specific to country, region, and local legal requirements.  Audit reports are circulated to the senior management of the Company and to the appropriate business unit.  The compliance program requires corrective and preventative actions be taken by a facility to remedy all findings of non-compliance which are tracked on the corporate HSE data base.

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

The fair values of the 1.6% 3-year Senior Notes, the 3.6%, 4.5% and 6.375% 10-year Senior Notes and the 5.95% and 7.0% 30-year Senior Notes are principally dependent on prevailing interest rates.  The fair value of the floating rate notes due June 2, 2014 is expected to approximate its book value.

The Company has various other long-term debt instruments, but believes that the impact of changes in interest rates in the near term will not be material to these instruments.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Sarbanes-Oxley Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no material changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Deepwater Horizon Matter

A blowout preventer (“BOP”) originally manufactured by the Company and delivered in 2001 was deployed by the drilling rig Deepwater Horizon which in 2010 experienced an explosion and fire resulting in bodily injuries and loss of life, the loss of the rig, and discharge of hydrocarbons into the Gulf of Mexico.

The Company was named as one of a number of defendants in over 400 suits asserting claims for personal injury, wrongful death, property damage, pollution and economic damages.  Most of these suits were consolidated into a single proceeding under rules governing multi-district litigation.  The consolidated case is styled: In Re: Oil Spill by the Oil Rig Deep Water Horizon in the Gulf of Mexico on April 20, 2010, MDL Docket No. 2179.

On December 15, 2011, the Company entered into an agreement with BP Exploration and Production Inc. (BPXP), guaranteed by BP Corporation North America Inc., pursuant to which BPXP agreed to indemnify the Company for any and all current and future compensatory claims, and to pay on behalf of the Company any and all such claims, associated with or arising out of the Deepwater Horizon incident the Company otherwise would have been obligated to pay, including claims arising under the Oil Pollution Act of 1990 (OPA) and Clean Water Act, claims for natural resource damages and associated damage-assessment costs, clean-up costs, and other claims arising from third parties.  The agreement does not provide indemnification of the Company for punitive damages.

On March 20, 2013, the Court in the MDL proceeding granted the Company’s motion for a judgment in its favor denying recovery for punitive damages.  On April 3, 2013, the Court granted the Company’s motion for a judgment in its favor denying recovery for all other claims asserted in the MDL proceeding.

Not all suits arising out of the Deepwater Horizon Matter were consolidated into the MDL proceeding and a number of suits have been filed recently which have not yet been consolidated into the MDL proceeding.  The Company has been named as a defendant in approximately 40 such suits, all of which allege substantially the same facts, make substantially the same allegations and seek substantially the same relief as the cases consolidated into the MDL proceeding.  The Company currently anticipates that all claims against the Company in the cases filed or to be filed in connection with the Deepwater Horizon Matter will either be dismissed as a result of the rulings of the Court in the MDL proceeding or on their own merits or lack thereof.  In any event, all damages, other than punitive damages, that could be imposed against the Company in such cases would be covered by the Company's agreement with BPXP.

The agreement with BPXP also does not provide indemnification of the Company for any fines, penalties, or certain other potential non-compensatory claims levied on it individually.  The Company, however, does not consider any of these, singly or cumulatively, to pose a significant financial risk to it because, while the United States brought suit against BP and certain other parties associated with this incident for recovery under statutes such as OPA and the Clean Water Act, the United States did not name the Company as a defendant.  Certain state and local governmental entities have asserted the right to levy fines and penalties as a result of the discharge of hydrocarbons, but the Federal District Court in which the MDL action is pending has ruled that they do not have this right as a result of Federal preemption.  This issue is currently on appeal to the Fifth Circuit Court of Appeals.

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

Shares of common stock purchased and placed in treasury during the three months ended March 31, 2013 under the Board’s authorization program described above were as follows:

Period	Total number of shares purchased during the period	Average price paid per share		Cumulative number of shares purchased as part of repurchase program	Maximum number of shares that may yet be purchased under repurchase program(1)
1/1/13 – 1/31/13	−	$	−	461,800	7,520,642
2/1/13 – 2/28/13	97,803		$63.40	559,603	7,374,934
3/1/13 – 3/31/13	515,650		$63.92	1,075,253	6,701,985
Total	613,453		$63.84	1,075,253	6,701,985

(1)	Based upon month-end stock price.

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

(a)	Information Not Previously Reported in a Report on Form 8-K

None

(b)	Material Changes to the Procedures by Which Security Holders May Recommend Board Nominees.

There have been no material changes to the procedures enumerated in the Company’s definitive proxy statement filed on Schedule 14A with the Securities and Exchange Commission on March 28, 2013 with respect to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

Date: April 29, 2013	CAMERON INTERNATIONAL CORPORATION
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