Form 10-Q
period 2013-06-30
CAMERON INTERNATIONAL CORP
filed 2013-07-29
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

713/513-3300
(Registrant's Telephone Number, Including Area Code)

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Number of shares outstanding of issuer's common stock as of July 18, 2013 was 246,117,913.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(dollars and shares in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)

REVENUES	$2,287.4	$2,053.7	$4,405.1	$3,858.0
COSTS AND EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,625.0	1,448.9	3,119.1	2,729.3
Selling and administrative expenses	325.5	286.2	639.6	557.6
Depreciation and amortization	70.1	63.6	140.0	123.1
Interest, net	25.3	22.0	51.2	44.7
Other costs (see Note 3)	35.6	9.9	66.4	8.4
Total costs and expenses	2,081.5	1,830.6	4,016.3	3,463.1
Income before income taxes	205.9	223.1	388.8	394.9
Income tax provision	(65.5)	(48.5)	(100.0)	(86.3)
Net income	$140.4	$174.6	$288.8	$308.6

Earnings per common share:
Basic	$0.57	$0.71	$1.17	$1.25
Diluted	$0.57	$0.70	$1.16	$1.25
Shares used in computing earnings per common share:
Basic	246.6	246.3	247.1	246.2
Diluted	248.1	247.7	248.6	247.8

Comprehensive income	$91.5	$128.7	$163.0	$309.6

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in millions, except shares and per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$1,718.1	$1,185.8
Short-term investments	310.2	517.0
Receivables, net	2,288.9	1,966.7
Inventories, net	3,060.3	2,741.2
Other	379.7	499.9
Total current assets	7,757.2	6,910.6
Plant and equipment, net	1,850.9	1,765.1
Goodwill	2,670.2	1,923.9
Other assets	1,387.6	558.6
TOTAL ASSETS	$13,665.9	$11,158.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$32.3	$29.2
Accounts payable and accrued liabilities	3,249.1	3,045.7
Accrued income taxes	97.2	94.1
Total current liabilities	3,378.6	3,169.0
Long-term debt	2,045.7	2,047.0
Deferred income taxes	370.4	131.7
Other long-term liabilities	206.9	244.4
Total liabilities	6,001.6	5,592.1

Stockholders' Equity:
Common stock, par value $.01 per share, 400,000,000 shares authorized, 263,111,472 shares issued at June 30, 2013 and December 31, 2012	2.6	2.6
Capital in excess of par value	3,155.5	2,094.6
Retained earnings	4,409.5	4,120.7
Accumulated other elements of comprehensive income (loss)	(155.8)	(30.0)
Less: Treasury stock, 17,001,730 shares at June 30, 2013 (16,415,336 shares at December 31, 2012)	(701.5)	(621.8)
Total Cameron stockholders' equity	6,710.3	5,566.1
Noncontrolling interests	954.0	–
Total equity	7,664.3	5,566.1
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,665.9	$11,158.2

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)

Cash flows from operating activities:
Net income	$140.4	$174.6	$288.8	$308.6
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	59.3	51.6	115.3	99.4
Amortization	10.8	12.0	24.7	23.7
Non-cash stock compensation expense	14.0	10.7	27.4	21.6
Deferred income taxes and tax benefit of employee stock compensation plan transactions	(2.4)	12.2	11.6	31.7
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	(236.1)	(80.7)	(70.9)	16.8
Inventories	(124.6)	(109.6)	(340.1)	(312.1)
Accounts payable and accrued liabilities	211.9	124.4	7.4	(168.3)
Other assets and liabilities, net	(43.7)	(31.7)	(57.3)	(61.7)
Net cash provided by (used for) operating activities	29.6	163.5	6.9	(40.3)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	353.1	190.6	628.3	512.3
Purchases of short-term investments	(134.5)	(265.4)	(421.4)	(508.3)
Capital expenditures	(98.8)	(95.1)	(182.5)	(181.8)
Dispositions (acquisitions), net of cash acquired	7.8	(248.1)	9.0	(309.6)
Proceeds received and cash acquired from formation of OneSubsea (see Note 2)	603.0	–	603.0	–
Proceeds from sales of plant and equipment	2.6	8.5	4.4	18.3
Net cash provided by (used for) investing activities	733.2	(409.5)	640.8	(469.1)
Cash flows from financing activities:
Short-term loan borrowings (repayments), net	(28.3)	(62.9)	8.6	(44.5)
Issuance of senior debt	–	499.3	–	499.3
Debt issuance costs	–	(3.4)	–	(3.4)
Purchase of treasury stock	(92.6)	(4.4)	(124.7)	(7.5)
Proceeds from stock option exercises, net of tax payments from stock compensation plan transactions	6.9	(0.3)	29.1	2.1
Excess tax benefits from employee stock compensation plan transactions	2.5	0.5	8.1	5.2
Principal payments on capital leases	(7.4)	(2.9)	(10.1)	(5.3)
Net cash provided by (used for) financing activities	(118.9)	425.9	(89.0)	445.9
Effect of translation on cash	(8.2)	(13.4)	(26.4)	(6.4)
Increase (decrease) in cash and cash equivalents	635.7	166.5	532.3	(69.9)
Cash and cash equivalents, beginning of period	1,082.4	662.5	1,185.8	898.9
Cash and cash equivalents, end of period	$1,718.1	$829.0	$1,718.1	$829.0

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY
(dollars in millions)

Cameron Stockholders
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Elements of Comprehensive Income (loss)	Treasury Stock	Noncontrolling Interests
	(Unaudited)

Balance at December 31, 2012	$2.6	$2,094.6	$4,120.7	$(30.0)	$(621.8)	$–
Formation of OneSubsea, net of tax effects of $132.6	–	1,051.8	–	–	–	915.6
Net income	–	–	288.8	–	–	–
Other comprehensive income (loss), net of tax	–	–	–	(125.8)	–	–
Non-cash stock compensation expense	–	27.4	–	–	–	–
Purchase of stock under nonqualified deferred compensation plans	–	–	–	–	(2.1)	–
Purchase of treasury stock	–	–	–	–	(130.6)	–
Treasury stock issued under stock compensation plans	–	(23.9)	–	–	53.0	–
Tax benefit of stock compensation plan transactions	–	5.6	–	–	–	–
Other noncontrolling interests	–	–	–	–	–	38.4
Balance at June 30, 2013	$2.6	$3,155.5	$4,409.5	$(155.8)	$(701.5)	$954.0

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

Note 2: OneSubsea™

On June 30, 2013, Cameron and Schlumberger completed the formation of OneSubsea, a venture established to manufacture and develop products, systems and services for the subsea oil and gas market.  Cameron contributed its existing subsea business unit and received $600 million from Schlumberger while Schlumberger contributed its Framo, Surveillance, Flow Assurance and Power and Controls businesses.  As 60% owner, Cameron is managing the venture, consolidating it in its DPS segment and reflecting a noncontrolling interest in its financial statements for Schlumberger's 40% interest in the venture.

The table below shows the preliminary purchase price allocation for the assets received from Schlumberger and the recording of Schlumberger's cash payment to Cameron and its related noncontrolling interest in OneSubsea (in millions):

Dr. (Cr.)
Cash	$603.0
Receivables	254.8
Inventory	32.3
Other current assets	2.0
Plant and equipment	31.8
Goodwill	754.0
Intangibles	870.0
Other non-current assets	10.6
Accounts payable and accrued liabilities	(205.7)
Accrued income taxes	(78.6)
Deferred tax	(297.1)
Other long-term liabilities	(9.7)
Capital in excess of par value	(1,051.8)
Noncontrolling interests	(915.6)
$–

Under the purchase method of accounting, the assets and liabilities of the Schlumberger businesses contributed to OneSubsea have been reflected at their estimated fair values at June 30, 2013.  The excess of the fair value of the businesses contributed by Schlumberger over the net tangible and identifiable intangible assets of those businesses was recorded as goodwill, net of applicable deferred income taxes.  As a result of the timing of the formation of OneSubsea and legal restrictions imposed on both parties regarding information sharing during the regulatory approval process leading up to the formation of the venture, this purchase price allocation was based upon preliminary estimates and assumptions which are subject to change upon the receipt of additional information required to finalize the valuations.  The primary areas of the purchase price allocation which have not yet been finalized relate to inventory, property, plant and equipment, identifiable intangible assets, goodwill, certain preacquisition contingencies and related adjustments to deferred taxes.  The final valuation of these net assets will be completed as soon as possible, but no later than one year from the acquisition date.

Due to Cameron maintaining control of OneSubsea, the contribution of Cameron's existing subsea business unit into the venture was recorded at historical cost and the issuance of a 40% interest in the venture to Schlumberger was reflected as an adjustment to Cameron's paid in capital in  accordance with accounting rules governing decreases in a parent's ownership interest in a subsidiary without loss of control.  Accordingly, the direct income tax consequences, consisting of a current amount of income taxes payable and deferred income taxes, were also reflected as an adjustment to paid in capital.

Beginning in the third quarter of 2013, Cameron will reflect the results of operations and the related tax effects of OneSubsea attributable to its stockholders in its consolidated results, as well as the portion of the results attributable to the stockholders of the noncontrolling interest.

Note 3: Other Costs

Other costs (gains) for the three and six months ended June 30, 2013 and 2012 consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

OneSubsea formation costs	$28.4	$–	$44.7	$–
International pension settlement costs	–	6.1	–	6.1
Acquisition integration costs	1.7	3.3	3.3	5.2
Mark-to-market impact on currency derivatives(1)	(2.7)	(1.5)	–	(5.6)
Currency devaluation, litigation, restructuring and other costs	8.2	2.0	18.4	2.7
	$35.6	$9.9	$66.4	$8.4

(1)	These derivatives have not been designated as accounting hedges.

Note 4: Receivables

Receivables consisted of the following (in millions):

	June 30, 2013	December 31, 2012

Trade receivables	$2,110.9	$1,823.2
Other receivables	186.4	151.4
Allowance for doubtful accounts	(8.4)	(7.9)
Total receivables	$2,288.9	$1,966.7

Note 5: Inventories

Inventories consisted of the following (in millions):

	June 30, 2013	December 31, 2012

Raw materials	$232.3	$237.9
Work-in-process	1,010.5	902.1
Finished goods, including parts and subassemblies	2,014.3	1,797.9
Other	18.2	14.3
	3,275.3	2,952.2
Excess of current standard costs over LIFO costs	(119.5)	(122.0)
Allowances	(95.5)	(89.0)
Total inventories	$3,060.3	$2,741.2

Note 6: Plant and Equipment and Goodwill

Plant and equipment consisted of the following (in millions):

	June 30, 2013	December 31, 2012

Plant and equipment, at cost	$3,368.9	$3,155.9
Accumulated depreciation	(1,518.0)	(1,390.8)
Total plant and equipment	$1,850.9	$1,765.1

Changes in goodwill during the six months ended June 30, 2013 were as follows (in millions):

Balance at December 31, 2012	$1,923.9
Current year acquisitions	754.0
Adjustments to the purchase price allocation for prior year acquisitions	10.2
Translation	(17.9)
Balance at June 30, 2013	$2,670.2

Note 7: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in millions):

	June 30, 2013	December 31, 2012

Trade accounts payable and accruals	$855.8	$925.1
Advances from customers	1,566.7	1,320.1
Other accruals	826.6	800.5
Total accounts payable and accrued liabilities	$3,249.1	$3,045.7

Activity during the six months ended June 30, 2013 associated with the Company's product warranty accruals was as follows (in millions):

Balance December 31, 2012	Net warranty provisions	Charges against accrual	Formation of OneSubsea	Translation and other	Balance June 30, 2013

$67.6	$19.6	$(29.3)	$1.3	$(1.0)	$58.2

Note 8: Debt

The Company's debt obligations were as follows (in millions):

	June 30, 2013	December 31, 2012

Senior notes:
Floating rate notes due June 2, 2014	$250.0	$250.0
1.6% notes due April 30, 2015	250.0	250.0
6.375% notes due July 15, 2018	450.0	450.0
4.5% notes due June 1, 2021	250.0	250.0
3.6% notes due April 30, 2022	250.0	250.0
7.0% notes due July 15, 2038	300.0	300.0
5.95% notes due June 1, 2041	250.0	250.0
Unamortized original issue discount	(4.0)	(4.1)
Other debt	20.9	19.6
Obligations under capital leases	61.1	60.7
	2,078.0	2,076.2
Current maturities	(32.3)	(29.2)
Long-term maturities	$2,045.7	$2,047.0

At June 30, 2013, the Company had issued:

•	$25.4 million of letters of credit under its $835.0 million Amended Credit Agreement leaving $809.6 million remaining available for future use under the Amended Credit Agreement, and

•	$187.8 million of letters of credit under its $250.0 million multi-currency revolving letter of credit facility leaving $62.2 million remaining available for use under this facility.

Note 9: Income Taxes

The effective income tax rate for the first six months of 2013 was 25.7% as compared to 21.9% for the first six months of 2012.  The increase in the tax rate was mainly due to recognition of various foreign taxes and an increase in certain foreign valuation allowances, largely arising as a result of the formation of OneSubsea.

Note 10: Business Segments

The Company's operations are organized into three separate business segments – Drilling & Production Systems (DPS), Valves & Measurement (V&M) and Process & Compression Systems (PCS).  Summary financial data by segment follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
DPS	$1,438.4	$1,155.8	$2,707.4	$2,197.9
V&M	534.3	558.3	1,055.8	1,049.5
PCS	314.7	339.6	641.9	610.6
	$2,287.4	$2,053.7	$4,405.1	$3,858.0

Income (loss) before income taxes:
DPS	$195.6	$176.1	$350.0	$311.4
V&M	108.7	111.1	222.1	203.7
PCS	23.2	26.9	45.2	37.5
Corporate & other	(121.6)	(91.0)	(228.5)	(157.7)
	$205.9	$223.1	$388.8	$394.9

Corporate & other includes expenses associated with the Company's Corporate office, all of the Company's interest income and interest expense, certain litigation expense managed by the Company's General Counsel, foreign currency gains and losses from devaluations and from certain derivative and intercompany lending activities managed by the Company's centralized Treasury function, all of the Company's restructuring expense, OneSubsea formation costs, acquisition-related costs and all stock compensation expense.

Note 11: Earnings Per Share

The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$140.4	$174.6	$288.8	$308.6

Average shares outstanding (basic)	246.6	246.3	247.1	246.2
Common stock equivalents	1.5	1.4	1.5	1.6
Diluted shares	248.1	247.7	248.6	247.8

Basic earnings per share	$0.57	$0.71	$1.17	$1.25
Diluted earnings per share	$0.57	$0.70	$1.16	$1.25

Activity in the Company's treasury shares for the three-and six-month periods ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Treasury shares at beginning of period	15,768,832	16,826,348	16,415,336	17,579,397
Purchases of treasury shares	1,500,002	100,000	2,113,455	157,200
Net change in treasury shares owned by participants in nonqualified deferred compensation plans	(1,068)	–	52,107	–
Treasury shares issued in satisfaction of stock option exercises and vesting of restricted stock units	(266,036)	(87,330)	(1,579,168)	(897,579)
Treasury shares at end of period	17,001,730	16,839,018	17,001,730	16,839,018

The average cost of treasury shares acquired for the three-and six-month periods ended June 30, 2013 was $60.93 and $61.77, respectively.

Note 12: Accumulated Other Comprehensive Income (Loss)

The changes in the components of accumulated other elements of comprehensive income (loss) for the three months ended June 30, 2013 and 2012 were as follows (in millions):

	Three Months Ended June 30, 2013
	Accumulated Foreign Currency Translation Gain (Loss)	Prior Service Credits and Net Actuarial Losses	Accumulated Gain (Loss) on Cash Flow Hedge Derivatives	Total	Three Months Ended June 30, 2012

Balance at beginning of period	$(23.0)	$(85.5)	$1.6	$(106.9)	$(43.9)

Other comprehensive income (loss) before reclassifications:
Pre-tax	(48.3)	–	(2.7)	(51.0)	(54.8)
Tax effect	–	–	1.4	1.4	3.1

Amounts reclassified from accumulated other comprehensive income (loss) to:
Revenues	–	–	–	–	0.6
Cost of sales	–	–	(0.3)	(0.3)	1.1
Depreciation and amortization	–	–	–	–	0.1
Selling and administrative expense	–	1.4	–	1.4	4.1
Tax effect	–	(0.6)	0.2	(0.4)	(0.1)
Net current period other comprehensive income (loss)	(48.3)	0.8	(1.4)	(48.9)	(45.9)
Balance at end of period	$(71.3)	$(84.7)	$0.2	$(155.8)	$(89.8)

The changes in the components of accumulated other elements of comprehensive income (loss) for the six months ended June 30, 2013 and 2012 were as follows (in millions):

	Six Months Ended June 30, 2013
	Accumulated Foreign Currency Translation Gain (Loss)	Prior Service Credits and Net Actuarial Losses	Accumulated Gain (Loss) on Cash Flow Hedge Derivatives	Total	Six Months Ended June 30, 2012

Balance at beginning of year	$45.9	$(86.6)	$10.7	$(30.0)	$(90.8)

Other comprehensive income (loss) before reclassifications:
Pre-tax	(117.2)	–	(15.1)	(132.3)	(11.9)
Tax effect	–	–	5.5	5.5	2.5

Amounts reclassified from accumulated other comprehensive income (loss) to:
Revenues	–	–	(1.5)	(1.5)	2.0
Cost of sales	–	–	–	–	4.8
Depreciation and amortization	–	–	–	–	0.1
Selling and administrative expense	–	3.1	–	3.1	5.0
Tax effect	–	(1.2)	0.6	(0.6)	(1.5)
Net current period other comprehensive income (loss)	(117.2)	1.9	(10.5)	(125.8)	1.0
Balance at end of period	$(71.3)	$(84.7)	$0.2	$(155.8)	$(89.8)

Note 13: Contingencies

The Company is subject to a number of contingencies, including litigation, tax contingencies and environmental matters.

Deepwater Horizon Matter

A blowout preventer ("BOP") originally manufactured by the Company and delivered in 2001 was deployed by the drilling rig Deepwater Horizon which in 2010 experienced an explosion and fire resulting in bodily injuries and loss of life, the loss of the rig, and discharge of hydrocarbons into the Gulf of Mexico.

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

On March 20, 2013, the Court in the MDL proceeding granted the Company's motion for a judgment in its favor denying recovery for punitive damages.  On April 3, 2013, the Court granted the Company's motion for a judgment in its favor denying recovery for all other claims asserted in the MDL proceeding.

Not all suits arising out of the Deepwater Horizon Matter were consolidated into the MDL proceeding and a number of suits have been filed recently which have not yet been consolidated into the MDL proceeding.  The Company has been named as a defendant in over 50 such suits, all of which allege substantially the same facts, make substantially the same allegations and seek substantially the same relief as the cases consolidated into the MDL proceeding.  The Company currently anticipates that all claims against the Company in the cases filed or to be filed in connection with the Deepwater Horizon Matter will either be dismissed as a result of the rulings of the Court in the MDL proceeding or on their own merits or lack thereof.  In any event, all damages, other than punitive damages, that could be imposed against the Company in such cases would be covered by the Company's agreement with BPXP.

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

A shareholder derivative suit, Berzner vs. Erikson, et al., Cause No. 2010-71817, 190th District Court of Harris County, Texas, was filed in October 2010 against the Company's directors in connection with this incident and its aftermath alleging the Company's directors failed to exercise their fiduciary duties regarding the safety and efficacy of its products, but is presently in abeyance.

Other Litigation

The Company from time to time is a defendant in cases alleging equipment failure due to inherent defects; failure of design, manufacture, testing, assembly or installation; and/or improper maintenance, and are typically accompanied by claims such as breach of contract, breach of implied warranty, negligence, negligent misrepresentation, strict liability in tort and/or product liability.  One such matter is Chesapeake Appalachia, L.L.C. and Chesapeake Operating, Inc. vs. Cameron International Corporation filed in the District Court of Oklahoma County, Oklahoma on April 16, 2013, in which Chesapeake alleges a failure of Cameron hydraulic fracturing wellhead equipment which is claimed to have caused or contributed to an uncontrolled discharge of fluids on the Chesapeake ATGAS 2H well site in Pennsylvania and seeks unspecified damages.  Another such example is Boardwalk Pipeline Partners, et al. vs. Tube Forgings of America, Inc. et al. including Cameron International Corporation filed in the District Court of Panola, County, Texas on February 13, 2013.  The plaintiffs allege a failure of a Cameron check valve which is claimed to have caused or contributed to a fire at and damage to a compressor station in Carthage, Texas, and seek unspecified damages.  The facts of these incidents and their causes are currently under investigation.  In any event, the Company has insurance coverage that is applicable with a self-retention of $5.0 million per incident.

The Company also has been and continues to be named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits. At June 30, 2013, the Company's consolidated balance sheet included a liability of approximately $13.6 million for such cases. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Tax and Other Contingencies

The Company has legal entities in over 50 countries. As a result, the Company is subject to various tax filing requirements in these countries. The Company prepares its tax filings in a manner which it believes is consistent with such filing requirements. However, some of the tax laws and regulations to which the Company is subject require interpretation and/or judgment. Although the Company believes the tax liabilities for periods ending on or before the balance sheet date have been adequately provided for in the financial statements, to the extent a taxing authority believes the Company has not prepared its tax filings in accordance with the authority's interpretation of the tax laws and regulations, the Company could be exposed to additional taxes.

The Company is currently undergoing a customs audit in Brazil.  The Company has been assessed with approximately $51.0 million of additional customs duties, penalties and interest by the government of Brazil as a result of the current customs audit for the years 2003-2010.  The Company has identified numerous errors in the assessment, the government has not provided appropriate supporting documentation for the assessment, and the Company believes a majority of this assessment will ultimately be proven to be incorrect.  As a result, the Company currently expects no material adverse impact on its results of operations or cash flows as a result of the ultimate resolution of this matter.  No amounts have been accrued for this assessment as of June 30, 2013 as no loss is currently considered probable.

Environmental Matters

The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the PCS operation in Grove City, Pennsylvania deposited waste), where remediation was completed in 2011 and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years and which may have yet undiscovered contamination. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At June 30, 2013, the Company's consolidated balance sheet included a noncurrent liability of approximately $3.6 million for these environmental matters.

In 2001, the Company discovered that contaminated underground water from the former manufacturing site in Houston referenced above had migrated under an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners. Concerns over the impact on property values of the underground water contamination and its public disclosure led to a number of claims by homeowners.  The Company has settled these claims, primarily as a result of the settlement of a class action lawsuit, and is obligated to reimburse 197 homeowners for any diminution in value of their property due to contamination concerns at the time of the property's sale. Test results of monitoring wells on the southeastern border of the plume indicate that the plume is moving in a new direction, likely as a result of a ground water drainage system completed as part of an interstate highway improvement project.  As a result, the Company notified 33 additional homeowners, and may provide notice to additional homeowners, whose property is adjacent to the class area that their property may be affected.  The Company is taking remedial measures to mitigate any impact on these properties.  The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements as well as any possible new claims that may be filed with respect to this underground water contamination will not have a material adverse effect on its financial position or results of operations. The Company's consolidated balance sheet included a liability of approximately $7.1 million for these matters as of June 30, 2013.

Note 14: Fair Value of Financial Instruments

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, trade receivables, trade payables, derivative instruments and debt instruments. The book values of trade receivables, trade payables and floating-rate debt instruments are considered to be representative of their respective fair values.

Following is a summary of the Company's financial instruments which have been valued at fair value in the Company's Consolidated Balance Sheets at June 30, 2013 and December 31, 2012:

	Fair Value Based on Quoted Prices in Active Markets for Identical Assets (Level 1)		Fair Value Based on Significant Other Observable Inputs (Level 2)		Total
(in millions)	2013	2012	2013	2012	2013	2012

Cash and cash equivalents:
Cash	$1,000.1	$447.1	$–	$–	$1,000.1	$447.1
Certificates of deposit	–	0.2	–	–	–	0.2
Money market funds	586.8	429.1	–	–	586.8	429.1
Commercial paper	–	–	66.8	202.7	66.8	202.7
U.S. Treasury securities	–	17.6	–	–	–	17.6
U.S. non-governmental agency asset-backed securities	–	–	15.2	41.4	15.2	41.4
U.S. corporate obligations	2.9	18.9	–	–	2.9	18.9
Non-U.S. bank and other obligations	46.3	28.8	–	–	46.3	28.8
Short-term investments:
Certificates of deposit	0.2	3.0	–	–	0.2	3.0
Commercial paper	–	–	187.9	253.9	187.9	253.9
U.S. Treasury securities	9.9	64.5	–	–	9.9	64.5
U.S. non-governmental agency asset-backed securities	–	–	59.8	99.5	59.8	99.5
U.S. corporate obligations	52.4	96.1	–	–	52.4	96.1
Non-qualified plan assets:
Money market funds	1.2	1.1	–	–	1.2	1.1
Domestic bond funds	2.6	2.4	–	–	2.6	2.4
International bond fund	0.3	0.1	–	–	0.3	0.1
Domestic equity funds	4.0	3.6	–	–	4.0	3.6
International equity funds	2.2	2.1	–	–	2.2	2.1
Blended equity funds	3.1	2.6	–	–	3.1	2.6
Common stock	3.2	2.1	–	–	3.2	2.1
Derivatives, net asset (liability):
Foreign currency contracts	–	–	(14.3)	19.9	(14.3)	19.9
	$1,715.2	$1,119.3	$315.4	$617.4	$2,030.6	$1,736.7

Fair values for financial instruments utilizing level 2 inputs were determined from information obtained from third party pricing sources, broker quotes, calculations involving the use of market indices or mutual fund unit values determined based upon the valuation of the funds' underlying assets.

At June 30, 2013, the fair value of the Company's fixed-rate debt (based on Level 1 quoted market rates) was approximately $1.92 billion as compared to the $1.75 billion face value of the debt recorded, net of original issue discounts, in the Company's Consolidated Balance Sheet.  At December 31, 2012, the fair value of the Company's fixed-rate debt (based on Level 1 quoted market rates) was approximately $2.06 billion as compared to the $1.75 billion face value of the debt.

Derivative Contracts

In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into foreign currency forward contracts to hedge specific large anticipated receipts or disbursements in currencies for which the Company does not traditionally have fully offsetting local currency expenditures or receipts. The Company was party to a number of long-term foreign currency forward contracts at June 30, 2013. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling, valve or other equipment contracts involving the Company's United States operations and its wholly-owned subsidiaries in Australia, France, Italy, Malaysia, Norway, Singapore and the United Kingdom. Many of these contracts have been designated as and are accounted for as cash flow hedges with changes in the fair value of those contracts recorded in accumulated other comprehensive income (loss) in the period such change occurs.  Certain other contracts, many of which are centrally managed, are intended to offset other foreign currency exposures but have not been designated as hedges for accounting purposes and, therefore, any change in the fair value of those contracts are reflected in earnings in the period such change occurs.  The Company determines the fair value of its outstanding foreign currency forward contracts based on quoted exchange rates for the respective currencies applicable to similar instruments.

The Company manages its debt portfolio to achieve an overall desired position of fixed and floating rates and employs from time to time interest rate swaps as a tool to achieve that goal.

Total gross volume bought (sold) by notional currency and maturity date on open derivative contracts at June 30, 2013 was as follows (in millions):

	Notional Amount - Buy				Notional Amount - Sell
	2013	2014	2015	Total	2013	2014	2015	Total
FX Forward Contracts
Notional currency in:
EUR	150.7	82.9	–	233.6	(11.5)	(1.5)	–	(13.0)
GBP	96.5	10.3	0.5	107.3	(32.9)	(1.3)	–	(34.2)
MYR	–	28.4	–	28.4	–	–	–	–
NOK	816.7	801.5	128.5	1,746.7	(274.4)	(134.4)	–	(408.8)
SGD	0.3	–	–	0.3	–	–	–	–
USD	60.1	6.2	–	66.3	(174.7)	(112.4)	(6.4)	(293.5)

While the Company reports and generally settles its individual derivative financial instruments on a gross basis, the agreements between the Company and its third party financial counterparties to the derivative contracts generally provide both the Company and its counterparties with the legal right to net settle contracts that are in an asset position with other contracts that are in an offsetting liability position, if required.  The fair values of derivative financial instruments recorded in the Company's Consolidated Condensed Balance Sheets at June 30, 2013 and December 31, 2012 were as follows (in millions):

	June 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities

Foreign exchange contracts designated as hedging instruments:
Current	$10.2	$16.2	$20.4	$5.7
Non-current	0.8	2.8	2.3	0.4
	11.0	19.0	22.7	6.1

Foreign exchange contracts not designated as hedging instruments:
Current	1.8	7.0	3.3	–
Non-current	–	1.1	–	–
	1.8	8.1	3.3	–

Total derivatives	$12.8	$27.1	$26.0	$6.1

The amount of pre-tax gain (loss) from the ineffective portion of derivatives designated as hedging instruments and from derivatives not designated as hedging instruments was (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Foreign currency contracts designated as hedging instruments:
Cost of sales	$(0.7)	$(0.8)	$(5.4)	$(0.5)

Foreign currency contracts not designated as hedging instruments:
Cost of sales	–	(0.5)	–	0.5
Other costs	2.7	1.5	–	5.6

Total	$2.0	$0.2	$(5.4)	$5.6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical data contained herein, this document includes forward-looking statements regarding future market strength, customer spending and order levels, revenues and earnings of the Company, as well as expectations regarding equipment deliveries, margins, profitability, the ability to control and reduce raw material, overhead and operating costs, cash generated from operations, legal fees, costs associated with, or any punitive liability remaining from a number of lawsuits filed against the Company in connection with the Deepwater Horizon matter, capital expenditures and the use of existing cash balances and future anticipated cash flows made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those described in any forward-looking statements. Any such statements are based on current expectations of the Company's performance and are subject to a variety of factors, some of which are not under the control of the Company, which can affect the Company's results of operations, liquidity or financial condition. Such factors may include overall demand for, and pricing of, the Company's products; the size and timing of orders; the Company's ability to successfully execute large subsea and drilling projects it has been awarded; the possibility of cancellations of orders in backlog; the Company's ability to convert backlog into revenues on a timely and profitable basis; the impact of acquisitions the Company has made or may make, including the impact of OneSubsea; changes in the price of (and demand for) oil and gas in both domestic and international markets; raw material costs and availability; political and social issues affecting the countries in which the Company does business; fluctuations in currency markets worldwide; and variations in global economic activity. In particular, current and projected oil and gas prices historically have generally directly affected customers' spending levels and their related purchases of the Company's products and services. As a result, changes in oil and gas price expectations may impact the demand for the Company's products and services and the Company's financial results due to changes in cost structure, staffing and spending levels the Company makes in response thereto. See additional factors discussed in "Factors That May Affect Financial Condition and Future Results" contained herein.

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

SECOND QUARTER 2013 COMPARED TO SECOND QUARTER 2012

Market Conditions

Information related to drilling activity and certain commodity spot and futures prices during each quarter and the number of deepwater floaters and semis under contract at the end of each period follows:

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	%
Drilling activity (average number of working rigs during period)(1):
United States	1,761	1,970	(209)	(10.6)%
Canada	155	173	(18)	(10.4)%
Rest of world	1,306	1,229	77	6.3%
Global average rig count	3,222	3,372	(150)	(4.4)%

Commodity prices (average of daily U.S. dollar prices per unit during period)(2):
West Texas Intermediate Cushing, OK crude spot price per barrel in U.S. dollars	$94.14	$93.30	$0.84	0.9%
Henry Hub natural gas spot price per MMBtu in U.S. dollars	$4.02	$2.30	$1.72	74.8%

Twelve-month futures strip price (U.S. dollar amount at period end)(2):
West Texas Intermediate Cushing, OK crude oil contract (per barrel)	$93.62	$87.14	$6.48	7.4%
Henry Hub Natural Gas contract (per MMBtu)	$3.76	$3.29	$0.47	14.3%

Contracted drillships and semi submersibles by location at period-end(3):
U.S. Gulf of Mexico	40	40	–	–
Central and South America	88	85	3	3.5%
Northwestern Europe	47	45	2	4.4%
West Africa	37	34	3	8.8%
Southeast Asia and Australia	23	40	(17)	(42.5)%
Other	45	30	15	50.0%

(1)	Based on average monthly rig count data from Baker Hughes
(2)	Source: Bloomberg
(3)	Source: ODS-Petrodata Ltd.

The decrease in average worldwide operating rigs during the second quarter of 2013 as compared to the second quarter of 2012 was driven by lower North American natural gas focused drilling activity. Despite the improvement in year over year natural gas pricing, the challenging economics associated with horizontal shale development drilling at current prices continues to constrain the overall rig market.  The average number of rigs drilling for gas was down nearly 40% in the United States and almost 7% in Canada in the second quarter of 2013 as compared to the second quarter of 2012.

Crude oil prices (West Texas Intermediate, Cushing, OK) were fairly consistent throughout much of the second quarter of 2013 after reaching a low of $86.68 per barrel in mid-April before closing the period at $96.56 per barrel.  On average, crude oil prices were flat during the second quarter of 2013 as compared to the second quarter of 2012.  The twelve month futures price for crude oil at June 30, 2013 was $93.62, a 7.4% increase compared to futures prices at June 30, 2012.

Natural gas (Henry Hub) prices continued to trend upward during the second quarter of 2013 reaching their highest levels since September 2011, at the end of May before closing the quarter at $3.57 per MMBtu.  On average, prices during the second quarter of 2013 were up 75% as compared to the same period in 2012.  The 12-month futures strip price for natural gas at June 30, 2013 was $3.76 per MMBtu, 14.3% above the futures price at June 30, 2012.

Outlook

Recent order rates for certain of the Company's products that serve the natural gas focused drilling market have been negatively affected by weak market conditions. The low natural gas futures price strip may continue to have a dampening effect on North American drilling activity and may have a further adverse impact on the Company's North American operations, including its wellhead separation businesses, during the year.

Critical Accounting Policies

 Goodwill – The Company reviews the carrying value of goodwill in accordance with accounting rules on impairment of goodwill, which require that the Company estimate the fair value of each of its reporting units annually, or when impairment indicators exist, and compare such amounts to their respective carrying values to determine if an impairment of goodwill is required. The estimated fair value of each reporting unit is determined using discounted future expected cash flow models (level 3 observable inputs) consistent with the accounting guidance for fair value measurements.  Certain estimates and judgments are required in the application of the discounted cash flow models, including, but not limited to, estimates of future cash flows and the selection of a discount rate.  Generally, this review is conducted during the first quarter of each annual period.  The results of the 2013 test indicated that there was no impairment of goodwill.  Should the Company's estimate of the fair value of any of its reporting units decline significantly in future periods due to changes in customer demand, market activity levels, interest rates or other factors which would impact future earnings and cash flow or market valuation levels of the Company or any of its reporting units, an impairment of goodwill could be required.

Goodwill at June 30, 2013 was $2.7 billion, nearly 32% of which was allocated to the Company's PCS segment, which includes the majority of the NATCO operations acquired in 2009.  The Company's determination of the fair value of its Custom Process Systems (CPS) business within the PCS segment included assumptions for continued long-term improvements to recent results. This business has in the past and continues to experience certain production inefficiencies. While profitability began to improve in late 2012, the Company expects further improvements over time.  If the financial performance of the CPS business does not continue to improve, a future evaluation could indicate that an impairment of goodwill might be necessary.  Goodwill associated with the CPS business was approximately $572.2 million at June 30, 2013 ($573.0 million at December 31, 2012).

In addition, the formation of OneSubsea™ added $754.0 million of goodwill to the Company's subsea reporting unit for a total reporting unit goodwill balance of $819.4 million at June 30, 2013.  Should a future evaluation of the profitability and cash flows of this business fall significantly below current expectations,  a future impairment of goodwill may also be necessary for this reporting unit.

Consolidated Results

Net income for the second quarter of 2013 totaled $140.4 million, or $0.57 per diluted share, compared to net income for the second quarter of 2012 of $174.6 million, or $0.70 per diluted share.  Included in the second quarter 2013 results were charges of $0.22 per diluted share, primarily associated with:

•	formation costs for OneSubsea, which became effective as a separate venture on June 30, 2013 and is described further in Note 2 of the Notes to Consolidated Condensed Financial Statements,

•	currency devaluation, severance, restructuring and various other costs,

•	foreign currency exchange losses, and

•	additional income tax expense related to the formation of OneSubsea.

The second quarter 2012 results included pre-tax charges of $9.9 million, or $0.04 per share, primarily related to pension settlement and integration costs.

Absent these costs in both periods, diluted earnings per share increased nearly 7% as compared to the second quarter of 2012.

Total revenues for the Company increased $233.7 million, or 11.4%.  Almost one-fifth of the increase was due to impact of newly acquired businesses with the remaining increase mainly reflecting higher activity levels in each major product line within the DPS segment.

As a percent of revenues, cost of sales (exclusive of depreciation and amortization) increased from 70.6% during the second quarter of 2012 to 71.0% for the second quarter of 2013, mainly as a result of higher foreign currency exchange losses which increased the ratio by approximately 0.4 percentage points.

Selling and administrative expenses increased $39.3 million, or 13.7%, during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

•	Selling and administrative expenses were 14.2% of revenues for the second quarter of 2013 as compared to 13.9% for the second quarter of 2012.

•	Over 84% of the dollar increase was due to (i) higher employee-related costs largely as a result of increased headcount and travel and (ii) higher facility-related costs, mainly for rent, insurance and maintenance of data processing and communications equipment and systems.

Depreciation and amortization expense totaled $70.1 million for the second quarter of 2013 as compared to $63.6 million during the second quarter of 2012, an increase of $6.5 million.  The increase was due mainly to higher depreciation expense as a result of recent increased levels of capital spending and the impact of newly acquired businesses.

Net interest increased $3.3 million, from $22.0 million during the second quarter of 2012 to $25.3 million during the second quarter of 2013, mainly as a result of nearly $1.8 million of additional interest during the full current year quarter on new senior notes issued by the Company in May 2012, as well as a decline in interest earned on the Company's invested cash balances due primarily to lower current-period interest rates.

Other costs totaled $35.6 million for the three months ended June 30, 2013 as compared to $9.9 million for the three months ended June 30, 2012, an increase of $25.7 million.  See Note 3 of the Notes to Consolidated Condensed Financial Statements for further information on the nature of these items.

The effective income tax rate for the second quarter of 2013 was 31.8% as compared to 21.7% for the second quarter of 2012.  The increase in the tax rate was mainly due to recognition of various foreign taxes and an increase in certain foreign valuation allowances, largely arising as a result of the formation of OneSubsea.

Segment Results

DPS Segment –
	Three Months Ended June 30,		Increase (Decrease)
($ in millions)	2013	2012	$	%

Revenues	$1,438.4	$1,155.8	$282.6	24.5%
Income before income taxes	$195.6	$176.1	$19.5	11.1%
Income before income taxes as a percent of revenues	13.6%	15.2%	N/A	(1.6)%

Orders	$1,502.7	$1,617.2	$(114.5)	(7.1)%
Backlog (at period-end)	$8,470.4	$5,155.3	$3,315.1	64.3%

Revenues

Newly acquired businesses accounted for approximately 20% of the total change in revenues from the second quarter of 2012.  Absent this effect, sales were up 20% in each major product line.

•	higher manufacturing activity levels associated with new deepwater rig construction projects and awards received in earlier periods for spare drilling stacks resulted in higher drilling equipment revenues,

•	increased activity levels in unconventional resource regions of North America, as well as increased international customer demand in the Caspian Sea, the North Sea, the Middle East and in the Asia Pacific region contributed to higher revenues in the surface equipment product line, and

•	higher project activity levels in the Asia Pacific region along with higher customer demand for aftermarket parts and services resulted in increased revenues for subsea equipment.

Income before income taxes as a percent of revenues

The decrease in the ratio of income before income taxes as a percent of revenues was due primarily to a 2.2 percentage-point increase in the ratio of cost of sales to revenues as a result of:

•	higher foreign currency exchange losses which accounted for approximately a 1.3 percentage-point increase in the ratio, and

•	lower margins on major drilling projects and higher costs associated with surface equipment rental activities in North America.

This increase in the ratio was partially offset by the favorable impact of selling and administrative expenses and depreciation and amortization expense which increased at a slower rate than the growth in revenues for the quarter.

Orders

Excluding the impact of newly acquired businesses, total segment orders were down nearly 19% in the second quarter of 2013 as compared to the same period last year.  This decline was primarily attributable to:

•	a 51% decrease in subsea orders as a result of the lack of major projects awarded in the second quarter of 2013 for new subsea trees, and

•	a 21% decrease in orders for drilling equipment due primarily to various large awards received in the second quarter of 2012 for new drilling stacks that did not repeat at the same levels in the second quarter of 2013.

Partially offsetting these decreases was a 27% increase in orders for surface equipment reflecting higher demand in North America for new and aftermarket rental equipment for use in unconventional resource regions and higher international activity levels, primarily in the North Sea and West Africa.

Backlog (at period-end)

Higher drilling and subsea equipment backlog, primarily resulting from strong demand within the last twelve months and backlog added from the businesses contributed by Schlumberger in connection with the formation of OneSubsea, accounted for approximately 88% of the total increase in DPS segment backlog from June 30, 2012 to June 30, 2013.

V&M Segment –

	Three Months Ended June 30,		Increase (Decrease)
($ in millions)	2013	2012	$	%

Revenues	$534.3	$558.3	$(24.0)	(4.3)%
Income before income taxes	$108.7	$111.1	$(2.4)	(2.2)%
Income before income taxes as a percent of revenues	20.3%	19.9%	N/A	0.4%

Orders	$523.8	$549.8	$(26.0)	(4.7)%
Backlog (at period-end)	$1,063.0	$1,144.0	$(81.0)	(7.1)%

Revenues

The slight decrease in segment sales was primarily attributable to a decrease in engineered valves due to the absence of large project shipments when compared to the same period in 2012.  This decrease was partially offset by modest volume increases in process and aftermarket sales.

Income before income taxes as a percent of revenues

The increase in the ratio of income before income taxes as a percent of revenues was attributable to:

•	a 2.0 percentage-point decrease in the ratio of cost of sales to revenues resulting from a favorable mix change related to project shipments, partially offset by:

•	a 1.5 percentage-point increase in the ratio of selling and administrative costs to revenue due to higher employee-related costs.

Orders

Overall, total segment orders were slightly lower when compared to the same period last year.  Most of the change was attributable to a 17% and 19% decrease in engineered and process valve orders, respectively, relating to lower project volumes primarily in North America, partially offset by a 21% increase in distributed valve orders on the strength of higher U.S. activity levels.

Backlog (at period-end)

Backlog levels for the V&M segment decreased 7% from June 30, 2012 with distributed valves accounting for over two-thirds of the decrease as a result of a decline in Canadian activity levels.

PCS Segment –

	Three Months Ended June 30,		Increase (Decrease)
($ in millions)	2013	2012	$	%

Revenues	$314.7	$339.6	$(24.9)	(7.3)%
Income before income taxes	$23.2	$26.9	$(3.7)	(13.8)%
Income before income taxes as a percent of revenues	7.4%	7.9%	N/A	(0.5)%

Orders	$304.4	$407.0	$(102.6)	(25.2)%
Backlog (at period-end)	$963.7	$1,154.3	$(190.6)	(16.5)%

Revenues

The decrease in revenues was due primarily to:

•	a 17% decrease in sales of centrifugal compression equipment, mainly reflecting lower levels of international shipments of new plant air equipment and engineered units designed for gas processing and air separation applications, and

•	an 8% decrease in process systems revenues mainly resulting from lower North American demand for wellhead and midstream processing equipment.

These decreases were partially offset by a 7% increase in sales of reciprocating compression equipment during the second quarter of 2013 due to increased shipments of new Ajax and Superior compressors and higher demand for aftermarket parts and services for upgrade projects.

Income before income taxes as a percent of revenues

The decrease in the ratio of income before income taxes as a percent of revenues was due primarily to the impact of increasing selling and marketing expenses, mainly in the Custom Processing Systems product line, in relation to a 7.3% decrease in segment revenues during the current year quarter (approximately a 2.1 percentage-point decrease in the ratio).

This decrease in the ratio of income before income taxes as a percent of revenues was partially offset by improved margins in the centrifugal and reciprocating compression equipment product lines, which increased the ratio by nearly 1.5 percentage points.

Orders

Over three-fourths of the decrease in orders was due to a 36% decline in awards for process systems as a result of weak North American demand for wellhead and midstream processing equipment and a lower level of awards for new custom process systems caused mainly by project delays and the absence of certain large awards received in the second quarter of 2012 that did not repeat during the second quarter of 2013.

In addition, centrifugal compression equipment orders declined 27% during the second quarter of 2013 primarily due to weaker North and South American demand for gas processing and engineered air equipment as compared to the more robust level of awards received in the second quarter of 2012.

Backlog (at period-end)

Backlog at June 30, 2013 declined from the same period last year in all major product lines, except for new plant air equipment, as a result of weaker order rates in recent periods which have not kept up with shipment and manufacturing activity levels.

Corporate Segment –

The $30.6 million increase in the loss before income taxes in the Corporate segment during the second quarter of 2013 as compared to the second quarter of 2012 (see Note 10 of the Notes to Consolidated Condensed Financial Statements) was due primarily to $28.4 million of costs incurred in connection with the formation of OneSubsea, which became effective as a separate venture on June 30, 2013, and is described further in Note 2 of the Notes to Consolidated Condensed Financial Statements.

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO SIX MONTHS ENDED JUNE 30, 2012

Market Conditions

Information related to drilling activity and certain commodity spot and futures prices during each quarter and the number of deepwater floaters and semis under contract at the end of each period follows:

	Six Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	%
Drilling activity (average number of working rigs during period)(1):
United States	1,760	1,981	(221)	(11.2)%
Canada	346	382	(36)	(9.4)%
Rest of world	1,290	1,209	81	6.7%
Global average rig count	3,396	3,572	(176)	(4.9)%

Commodity prices (average of daily U.S. dollar prices per unit during period)(2):
West Texas Intermediate Cushing, OK crude spot price per barrel in U.S. dollars	$94.22	$98.11	$(3.89)	(4.0)%
Henry Hub natural gas spot price per MMBtu in U.S. dollars	$3.76	$2.36	$1.40	59.3%

(1)	Based on average monthly rig count data from Baker Hughes
(2)	Source: Bloomberg

The decrease in average worldwide operating rigs during the first six months of 2013 as compared to the first six months of 2012 was driven by lower North American natural gas focused drilling activity. Despite the improvement in natural gas pricing, the challenging economics associated with horizontal shale development drilling at current prices continues to constrain the overall rig market.  The average number of rigs drilling for gas was down nearly 41% in the United States and almost 12% in Canada in the first half of 2013 as compared to the first half of 2012.  This impact was partially offset by a slight increase in the average number of North American rigs drilling for oil.

Crude oil prices (West Texas Intermediate, Cushing, OK) were fairly consistent throughout much of the first half of 2013 reaching a high of $98.44 per barrel in mid-June before closing the period at $96.56 per barrel.  On average, crude oil prices were slightly lower during the first half of 2013 as compared to the first half of 2012.

Natural gas (Henry Hub) prices continued to trend upward during the six months ended June 30, 2013 reaching their highest levels since September 2011, at the end of May before closing the period at $3.57 per MMBtu.  On average, prices during the first half of 2013 were up 59% as compared to the same period in 2012.

Consolidated Results

Net income for the six months ended June 30, 2013 totaled $288.8 million, or $1.16 per diluted share, compared to net income for the six months ended June 30, 2012 of $308.6 million, or $1.25 per diluted share.  Included in the results for the first half of 2013 were charges of $0.31 per diluted share, primarily associated with:

•	formation costs for OneSubsea, which became effective as a separate venture on June 30, 2013 and is described further in Note 2 of the Notes to Consolidated Condensed Financial Statements,

•	currency devaluation, severance, restructuring and other costs, and

•	additional income tax expense related to the formation of OneSubsea.

The results for the first six months of 2012 included pre-tax charges of $8.4 million, or $0.02 per share, primarily related to pension settlement and integration costs, net of gains from certain derivative transactions which were not designated as accounting hedges.

Absent these costs in both periods, diluted earnings per share would have increased nearly 16% as compared to the first half of 2012.

Total revenues for the Company increased $547.1 million, or 14.2%, on the strength of higher sales in each of the Company's business segments during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

•	DPS segment revenues increased 23.2% in the first six months of 2013, accounting for 93% of the total revenue increase, mainly as a result of double-digit sales increases in each major product line.

•	PCS segment revenues were up 5.1% in the first six months of 2013 due to increased shipments of centrifugal compression equipment designed for gas processing applications and higher project activity levels involving custom process systems.

As a percent of revenues, cost of sales (exclusive of depreciation and amortization) remained relatively flat at 70.8% for the first six months of 2013 as compared to 70.7% for the first six months of 2012.

Selling and administrative expenses increased $82.0 million, or 14.7%, during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

•	Selling and administrative expenses were 14.5% of revenues for both periods.

•	Approximately 97% of the dollar increase was due to (i) higher employee-related costs as a result of increased headcount and travel and, (ii) higher facility-related costs, mainly for rent, insurance and maintenance of data processing and communications equipment and systems. The majority of the cost increases were in the DPS and V&M segments.

Depreciation and amortization expense totaled $140.0 million for the six months ended June 30, 2013 as compared to $123.1 million for the six months ended June 30, 2012, an increase of $16.9 million.  The increase was due mainly to higher depreciation expense as a result of recent increased levels of capital spending and the impact of newly acquired businesses.

Net interest increased $6.5 million, from $44.7 million during the first half of 2012 to $51.2 million during the first half of 2013, mainly as a result of $5.2 million of interest on new senior notes issued by the Company in May 2012.

Other costs totaled $66.4 million for the six months ended June 30, 2013 as compared to $8.4 million for the six months ended June 30, 2012, an increase of $58.0 million.  See Note 3 of the Notes to Consolidated Condensed Financial Statements for further information on the nature of these items.

The effective income tax rate for the first six months of 2013 was 25.7% as compared to 21.9% for the first six months of 2012.  The increase in the tax rate was mainly due to recognition of various foreign taxes and an increase in certain foreign valuation allowances, largely arising as a result of the formation of OneSubsea.

Segment Results

DPS Segment –

	Six Months Ended June 30,		Increase (Decrease)
($ in millions)	2013	2012	$		%

Revenues	$2,707.4	$2,197.9	$509.5		23.2%
Income before income taxes	$350.0	$311.4	$38.6		12.4%
Income before income taxes as a percent of revenues	12.9%	14.2%	N/	A	(1.3)%

Orders	$4,245.7	$3,306.6	$939.1		28.4%

Revenues

Newly acquired businesses accounted for nearly one-fourth of the total change in revenues from the first six months of 2012.  Absent this effect,

•	surface equipment revenues increased approximately 25%, largely as a result of increased activity levels in unconventional resource regions of North America, as well as increased international customer demand in the Caspian Sea, the North Sea, the Middle East and in the Asia Pacific region,

•	drilling equipment revenues were up nearly 15%, primarily related to higher activity levels relating to major rig construction projects currently underway and increased customer demand in recent periods for spare drilling stacks, and

•	subsea equipment revenues rose approximately 13% mainly as a result of higher project activity levels in the Asia Pacific region.

Income before income taxes as a percent of revenues

The decrease in the ratio of income before income taxes as a percent of revenues was due primarily to a 1.4 percentage-point increase in the ratio of cost of sales to revenues resulting mainly from:

•	a 0.4 percentage-point increase in the ratio due to higher foreign currency exchange losses, and

•	lower margins on major drilling projects due to higher costs and the impact of newly acquired businesses.

Orders

Excluding the impact of newly acquired businesses, total segment orders increased nearly 20% in the first six months of 2013 as compared to the same period last year.  This growth was primarily attributable to:

•	a 46% increase in subsea orders, mainly as a result of an award received during the first six months of 2013 from Petrobras for subsea trees and associated equipment for use in Pre- and Post-Salt basins offshore Brazil, as well as a large booking in the same period to supply subsea production systems to a project offshore Nigeria, and

•	a 45% increase in orders for surface equipment due to higher activity levels in most major regions of the world, with increased demand from customers in unconventional resource regions of North America, the North Sea, and the Middle East accounting for the majority of the improvement.

Partially offsetting these increases was a 20% drop in orders for drilling equipment reflecting the high level of new major project awards received in the first six months of 2012, which did not reoccur at the same levels during the first six months of 2013.

V&M Segment –

	Six Months Ended June 30,		Increase (Decrease)
($ in millions)	2013	2012	$		%

Revenues	$1,055.8	$1,049.5	$6.3		0.6%
Income before income taxes	$222.1	$203.7	$18.4		9.0%
Income before income taxes as a percent of revenues	21.0%	19.4%	N/	A	1.6%

Orders	$1,062.3	$1,077.8	$(15.5)		(1.4)%

Revenues

Overall segment sales were relatively flat for the period when compared to the same period of the prior year. Double-digit increases in process valve and aftermarket sales were almost entirely offset by lower measurement, distributed and engineered valve sales.

Income before income taxes as a percent of revenues

The increase in the ratio of income before income taxes as a percent of revenues was attributable to:

•	a 3.3% percentage-point decrease in the ratio of cost of sales to revenues resulting from a favorable mix change related to project shipments and an increase in engineered valve product line margins, partially offset by:

•	a 1.7% percentage-point increase in the ratio of selling and administrative costs to revenue due to higher employee-related costs.

Orders

Overall, total segment orders were relatively flat when compared to the same period last year.  A 15% increase in orders for distributed valves resulting from distributors continuing to replenish the lower inventory levels from year-end coupled with higher U.S. activity levels was more than offset by declines of approximately 8% in both engineered and process valve orders related to lower worldwide project activity.

PCS Segment –

	Six Months Ended June 30,		Increase (Decrease)
($ in millions)	2013	2012	$		%

Revenues	$641.9	$610.6	$31.3		5.1%
Income before income taxes	$45.2	$37.5	$7.7		20.5%
Income before income taxes as a percent of revenues	7.0%	6.1%	N/	A	0.9%

Orders	$656.4	$759.0	$(102.6)		(13.5)%

Revenues

The increase in revenues was due primarily to:

•	a 16% increase in sales of centrifugal compression equipment, mainly reflecting large multi-unit shipments of engineered process gas equipment, as well as higher demand for aftermarket parts, and

•	a 6% increase in process systems revenues mainly due to a shift in the timing of project revenues related to manufacturing activity levels in the custom process systems business.

These increases were partially offset by a 6% decline in sales of reciprocating compression equipment during the first half of 2013 due to a slowdown in international markets.

Income before income taxes as a percent of revenues

The increase in the ratio of income before income taxes as a percent of revenues was primarily due to:

•	a 0.5 percentage-point decrease in the ratio of selling and administrative costs to revenues resulting mainly from lower employee-related costs year-over-year in relation to a nearly 5% increase in revenues for the same period,

•	a 0.3 percentage-point decrease in the ratio of depreciation and amortization expense to revenues as a result of lower depreciation and amortization expense from recent curtailed levels of capital spending in relation to higher revenues, as mentioned above, and

•	a 0.2 percentage-point decrease in the ratio of cost of sales expense to revenues as a result of improved margins in the centrifugal and process equipment product lines.

Orders

Overall, segment orders decreased across all major product lines. The decreases are primarily a result of :

•	a 13% decline in orders for reciprocating compression equipment as a result of large project awards received in the first six months of 2012 that did not reoccur during the first six months of 2013,

•	a 17% decline in centrifugal compression equipment orders due to weaker demand for new engineered gas processing units, and

•	a 12% decline in process systems orders resulted from weaker North American demand for wellhead and midstream processing equipment and lower volumes of awards for new custom process systems.

Corporate Segment –

The $70.8 million increase in the loss before income taxes in the Corporate segment during the six-month period ended June 30, 2013 as compared to the six-month period ended June 30, 2012 (see Note 10 of the Notes to Consolidated Condensed Financial Statements) was due primarily to (i) a $58.0 million increase in other costs and (ii) a $6.5 million increase in net interest, both of which are described above under "Consolidated Results".

Liquidity and Capital Resources

Consolidated Condensed Statements of Cash Flows

During the first six months of 2013, net cash provided by operations totaled $6.9 million, an increase of $47.2 million from the $40.3 million of cash used for operations during the first six months of 2012.  Most of the increase was due to lower cash needs for working capital in the first half of 2013 as compared to the same period last year.

Cash totaling $403.6 million was used to increase working capital during the first six months of 2013 compared to $463.6 million during the first six months of 2012, a decrease of $60.0 million.  During the first six months of 2013, $340.1 million of cash was used to build inventory levels, primarily in the DPS segment, in order to meet the demands from increased bookings and activity levels.

Cash provided by investing activities was $640.8 million during the first six months of 2013 compared to $469.1 million of cash used for investing activities during the first six months of 2012.  Most of this increase is related to cash received in the second quarter from Schlumberger in connection with the formation of  OneSubsea.  In the same period of 2012, the Company paid $309.6 million for acquisitions in its DPS segment.   There was also a $202.9 million increase in cash from sales and maturities of short-term investments, net of purchases, in the first half of 2013 as compared to the same period last year.

Net cash used for financing activities totaled $89.0 million for the first six months of 2013, mainly due to the purchase of treasury shares at a total cash cost of $124.7 million.  This was partially offset by proceeds from stock option exercises, net of tax, totaling $29.1 million. Treasury shares issued in satisfaction of stock option exercises and vesting of restricted stock units during the six months ended June 30, 2013 totaled 1,579,168 shares.

Future liquidity requirements

At June 30, 2013, the Company had $2.0 billion of cash, cash equivalents and short-term investments, approximately 46% of which were located in the United States.  Total debt at June 30, 2013 was over $2.0 billion, most of which was in the United States.  Excluding capital leases, nearly $521.0 million of the debt obligations have maturities within the next three-year period.  The remainder of the Company's long-term debt is due in varying amounts between 2018 and 2041.

The Company's backlog is at a record level, up almost 22% from December 31, 2012, and orders for the first six months of 2013 were 16% higher than orders for the first six months of 2012.  The Company views its backlog of unfilled orders, current order rates, current rig count levels and current and future expected oil and gas prices to be, in varying degrees, leading indicators of and factors in determining its estimates of future revenues, cash flows and profitability levels.  Information regarding actual 2013 and 2012 average rig count and commodity price levels for the first six months of each period and forward-looking twelve-month market-traded futures prices for crude oil and natural gas are shown in more detail under the caption "Market Conditions" above.  A more detailed discussion of orders and backlog by segment may be found under "Second Quarter 2013 Compared to Second Quarter 2012 - Segment Results" above.  As a result of these and other factors, the Company currently anticipates further growth in consolidated orders, backlog and revenues during the remainder of 2013, although certain shorter cycle businesses may be negatively impacted in the near term by the recent weakening in activity levels in certain regions of North America and economic uncertainty in various other parts of the world.  This growth is also expected to lead to increased needs for the use of cash for capital spending on new equipment and facilities, currently expected to approximate nearly $500.0 million in 2013, and to increase working capital in certain businesses to meet the increased demand from its customers.

The Company believes, based on its current financial condition, existing backlog levels and current expectations for future market conditions, that it will be able to meet its short- and longer-term liquidity needs with existing cash, cash equivalents and short-term investments on hand, expected cash flow from future operating activities and amounts available under its $835.0 million five-year multi-currency Revolving Credit Facility, which ultimately expires on June 6, 2016.  At June 30, 2013, the amount available for borrowing under the Revolving Credit Facility totaled $809.6 million.  The Company also has a three-year $250.0 million committed multi-currency revolving letter of credit facility with a third party bank, expiring on February 2, 2015.  At June 30, 2013, the Company had issued letters of credit totaling $187.8 million under this revolving credit facility, leaving a remaining amount of $62.2 million available for future use.

Factors That May Affect Financial Condition and Future Results

Downturns in the oil and gas industry have had, and will likely in the future have, a negative effect on the Company's sales and profitability.

Demand for most of the Company's products and services, and therefore its revenue, depends to a large extent upon the level of capital expenditures related to oil and gas exploration, development, production, processing and transmission. Declines, as well as anticipated declines, in oil and gas prices could negatively affect the level of these activities, or could result in the cancellation, modification or rescheduling of existing orders. As an example, natural gas spot prices in the United States declined during the second quarter of 2012 to less than $2 per MMBtu, the lowest level in the last decade.  Although natural gas prices have subsequently increased, current rig count levels associated with dry gas extraction activities have not fully recovered to previous levels.  This has negatively impacted order levels by the Company's customers which will affect the Company's future revenues and profitability.  See also the discussion in "Market Conditions" and "Outlook" above.

The inability of the Company to deliver its backlog or future orders on time could affect the Company's future sales and profitability and its relationships with its customers.

At June 30, 2013, the Company's backlog was approximately $10.5 billion.  The ability to meet customer delivery schedules for this backlog, as well as future orders, is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for large subsea projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. As an example, the Company's drilling business has recently acquired two large businesses and has a record backlog to deliver.  As a result, the complexity of execution within this business has increased from that of the past.  Many of the contracts the Company enters into with its customers require long manufacturing lead times and contain penalty or incentive clauses relating to on-time delivery. A failure by the Company to deliver in accordance with customer expectations could subject the Company to financial penalties or loss of financial incentives and may result in damage to existing customer relationships. Additionally, the Company bases its earnings guidance to the financial markets on expectations regarding future order rates and the timing of delivery of product currently in backlog.  Failure to deliver equipment in accordance with expectations could negatively impact the market price performance of the Company's common stock and other publicly-traded financial instruments.

A deterioration in future expected profitability or cash flows could result in an impairment of the Company's goodwill.

Total goodwill approximated $2.7 billion at June 30, 2013, nearly 32% of which was allocated to the Company's PCS segment, which includes the majority of the NATCO operations acquired in 2009.  As a result of competitive pressures during the economic downturn that began prior to the acquisition of NATCO in 2009, the backlog of the CPS business within the PCS segment carried an unusually low margin.  This backlog, along with production inefficiencies and other matters, negatively affected recent profitability within the CPS business.  While profitability began to improve in late 2012, the Company expects further improvements over time.  If the financial performance of the CPS business does not continue to improve, a future evaluation could indicate that an impairment of goodwill might be necessary.  Goodwill associated with the CPS business was approximately $572.2 million at June 30, 2013 ($573.0 million at December 31, 2012).

In addition, the formation of OneSubsea added $754.0 million of goodwill to the Company's subsea reporting unit for a total reporting unit goodwill balance of $819.4 million at June 30, 2013.  Should a future evaluation of the profitability and cash flows of this business fall significantly below current expectations, a future impairment of goodwill may also be necessary for this reporting unit.

Execution of subsea systems projects exposes the Company to risks not present in its other businesses.

Cameron, through OneSubsea, is a significant participant in the subsea systems projects market.  This market is significantly different from most of the Company's other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and, in some cases, may require the development of new technology. The Company's subsea business unit received orders in the amount of $1.7 billion during the first half of 2013.  Total backlog for OneSubsea at June 30, 2013 was approximately $3.6 billion, of which approximately $1.0 billion was for subsea systems projects.  To the extent the Company experiences unplanned difficulties in meeting the technical and/or delivery requirements of the projects or has difficulty fully integrating the businesses contributed by Schlumberger to OneSubsea into its operations, the Company's earnings or liquidity could be negatively impacted. The Company accounts for its subsea projects, as it does its separation and drilling projects, using accounting rules for construction-type and production-type contracts.  In accordance with this guidance, the Company estimates the expected margin on these projects and recognizes this margin as units are completed.  Factors that may affect future project costs and margins include the ability to properly execute the engineering and design phases consistent with our customers' expectations, production efficiencies obtained, and the availability and costs of labor, materials and subcomponents.  These factors can significantly impact the accuracy of the Company's estimates and materially impact the Company's future period earnings.  If the Company experiences cost overruns, the expected margin could decline.  Were this to occur, in accordance with the accounting guidance, the Company would record a cumulative adjustment to reduce the margin previously recorded on the related project in the period a change in estimate is determined.  As an example, the Company incurred a $51.0 million charge in 2011 for cost overruns on a large subsea project in Nigeria.  Subsea systems projects accounted for approximately 9.8% of total revenues in the first half of 2013.

Expansion of the Company's services to the drilling market create additional risks not previously present.

The Company's recent acquisitions of LeTourneau Technologies Drilling Systems, Inc. and the TTS Energy Division of TTS Group ASA (TTS) have expanded the Company's portfolio of products and services available to customers involved in oil and gas drilling activities.  In particular, TTS has brought additional capabilities for the Company to offer expanded engineering and project management expertise on large drilling rig construction projects that were not previously available.  As an example, the Company was awarded an order from STX Offshore & Shipbuilding Co., Ltd., in late 2012, totaling approximately $275 million, to supply its first complete drilling equipment package for a 12,000-foot ultra-deepwater drillship.  Such projects however, (i) require significantly more engineering and project management expertise than are needed for projects involving the supply of drilling stacks and associated equipment to customers, (ii) are larger in financial scope and (iii) require longer lead times than many other projects involving the Company's Drilling Systems business.  Additionally, unplanned difficulties in engineering and managing the construction of such major projects could result in cost overruns and financial penalties which could negatively impact the Company's margins and cash flow.  These projects are accounted for using accounting rules for production-type and construction-type contracts.  Similar to subsea systems projects described above, a reduction in expected margins on these projects from such unplanned events would result in a cumulative adjustment to reduce margins previously recognized in the period a change in estimate is determined.

As a designer, manufacturer, installer and servicer of oil and gas pressure control equipment, the Company may be subject to liability, personal injury, property damage and environmental contamination should such equipment fail to perform to specifications.

Cameron provides products and systems to customers involved in oil and gas exploration, development and production, as well as in certain other industrial markets.  Some of the Company's equipment is designed to operate in high-temperature and/or high-pressure environments on land, on offshore platforms and on the seabed.  Some of the Company's equipment is also designed for use in hydraulic fracturing operations. For a discussion of the risks of and regulatory responses to hydraulic fracturing, see the risk factor "The Company is subject to environmental, health and safety laws and regulations that expose the Company to potential liability and proposed new regulations that would restrict activities to which the Company currently provides equipment and services", below.

Cameron also provides aftermarket parts and repair services at numerous facilities located around the world or at customer sites for this and other equipment.  Because of  applications to which the Company's products and services are put, particularly those involving the high temperature and/or pressure environments, a failure of such equipment, or a failure of our customer to maintain or operate the equipment properly, could cause damage to the equipment, damage to a customer's other property, personal injury and environmental contamination, onshore or offshore leading to claims made against Cameron.  Cameron is currently party to litigation involving personal injury, property damage and environmental contamination alleged to have been caused by failures of the Company's equipment.  For example, see Deepwater Horizon Matter and Other Litigation in Note 13 of the Notes to Consolidated Condensed Financial Statements.

Fluctuations in currency markets can impact the Company's profitability.

The Company has established multiple "Centers of Excellence" facilities for manufacturing such products as subsea trees, subsea chokes, subsea production controls and blowout preventers (BOPs). These production facilities are located in the United Kingdom, Brazil and other European and Asian countries. To the extent the Company sells these products in U.S. dollars, the Company's profitability is eroded when the U.S. dollar weakens against the British pound, the euro, the Brazilian real and certain Asian currencies, including the Singapore dollar. Alternatively, profitability is enhanced when the U.S. dollar strengthens against these same currencies.  For further information on the use of derivatives to mitigate certain currency exposures, see Item 3, "Quantitative and Qualitative Disclosures about Market Risk" below and Note 14 of the Notes to Consolidated Condensed Financial Statements.

The Company's operations expose it to risks of non-compliance with import/export laws and regulations and with multiple trade regulations, including U.S. sanctions.

The Company's operations expose it to trade and import/export regulations in multiple jurisdictions.  In addition to using "Centers of Excellence" for manufacturing products to be delivered around the world, the Company imports raw materials, semi-finished goods as well as finished products into many countries for use in country or for manufacturing and/or finishing for re-export and import into another country for use or further integration into equipment or systems.  Most movement of raw materials, semi-finished or finished products by the Company involves exports and imports.  As a result, compliance with multiple trade sanctions and embargoes and import and export laws and regulations pose a constant challenge and risk to the Company.  The Company regularly undergoes governmental audits to determine compliance with export and customs laws and regulations.

Certain of the Company's non-U.S. subsidiaries have in the past conducted business with Iran and Syria.  The Company adopted a policy in 2006 forbidding any subsidiary or affiliate from accepting any new business from a U.S. sanctioned country.  By the end of 2009, all contracts in existence at the time of the adoption of this policy were completed.  Neither the Company nor any of its subsidiaries or affiliates have knowingly conducted any business with any sanctioned country or party since the end of 2009.  As a result of our non-U.S. subsidiaries' prior business dealings with Iran and Syria, the Company received a number of inquiries from U.S. governmental agencies, including the U.S. Securities and Exchange Commission and the Office of Foreign Assets Control, regarding compliance with U.S. trade sanction and export control laws, the most recent of which was received in December 2012 and replied to by the Company in January 2013.

The Company's operations expose it to political and economic risks and instability due to changes in economic conditions, civil unrest, foreign currency fluctuations, and other risks, such as local content requirements, inherent to international businesses.

The political and economic risks of doing business on a worldwide basis include the following:

•	volatility in general economic, social and political conditions;

•	the effects of civil unrest and sanctions imposed by the United States and other governments on transactions with various countries, such as Iran;

•	the effects of civil unrest on the Company's business operations, customers and employees, such as that recently occurring in several countries in the Middle East;

•	differing tax rates and/or increasing tax rates. Economic conditions around the world have resulted in decreased tax revenues for many governments, which have led and could continue to lead to changes in tax laws in countries where the Company does business, including further changes in the United States. Changes in tax laws could have a negative impact on the Company's future results;

•	exchange controls or other similar measures that result in restrictions on repatriation of capital and/or income; and

•	reductions in the number or capacity of qualified personnel.

Cameron has manufacturing and service operations that are essential parts of its business in developing countries and volatile areas in Africa, Latin America, Russia and other countries that were part of the Former Soviet Union, the Middle East, and Central and South East Asia. Recent increases in activity levels in certain of these regions have increased the Company's risk of identifying and hiring sufficient numbers of qualified personnel to meet increased customer demand in selected locations.  The Company also purchases a large portion of its raw materials and components from a relatively small number of foreign suppliers in China, India and other developing countries. The ability of these suppliers to meet the Company's demand could be adversely affected by the factors described above.  Additionally, the Company has various manufacturing and aftermarket operations in Venezuela that contributed more than $105 million in revenues during 2012.  The economy in Venezuela is highly inflationary and becoming more regulated and politically unstable due to election of a new President following the death of his long-time predecessor.  These factors create political and economic uncertainty with regard to their impact on the Company's continued operations in this country.  As an example, it was announced in February 2013 that Venezuela had devalued its currency from 4.3 bolivars per dollar to 6.3 bolivars per dollar. This resulted in an approximate $9.5 million foreign exchange loss for the Company that was recorded in "Other costs" during the first six months of 2013.

Increasingly, some of the Company's customers, particularly the national oil companies, have required a certain percentage, or an increased percentage, of local content in the products they buy directly or indirectly from the Company.  This requires the Company to add to or expand manufacturing capabilities in certain countries that are presently without the necessary infrastructure or human resources in place to conduct business in a manner as typically done by Cameron.  This increases the risk of untimely deliveries, cost overruns and defective products.

The Company's operations require it to deal with a variety of cultures, as well as agents and other intermediaries, exposing it to compliance risks.

Doing business on a worldwide basis necessarily involves exposing the Company and its operations to risks inherent in complying with the laws and regulations of a number of different nations. These laws and regulations include various anti-bribery and anti-corruption laws.

The Company does business and has operations in a number of developing countries that have relatively underdeveloped legal and regulatory systems compared to more developed countries. Several of these countries are generally perceived as presenting a higher than normal risk of corruption, or as having a culture in which requests for improper payments are not discouraged. Maintaining and administering an effective anti-bribery compliance program under the U.S. Foreign Corrupt Practices Act (FCPA), the United Kingdom's Bribery Act of 2010, and similar statutes of other nations, in these environments presents greater challenges to the Company than is the case in other, more developed countries.

Additionally, the Company does business through agents and other intermediaries, such as customs clearance brokers, in these countries as well as others.  As a result, the risk to the Company of compliance violations is increased because actions taken by any of them when attempting to conduct business on our behalf could be imputed to us by law enforcement authorities.

The Company is subject to environmental, health and safety laws and regulations that expose the Company to potential liability and proposed new regulations that would restrict activities to which the Company currently provides equipment and services.

The Company's operations are subject to a variety of national and state, provisional and local laws and regulations, including laws and regulations relating to the protection of the environment. The Company is required to invest financial and managerial resources to comply with these laws and expects to continue to do so in the future. To date, the cost of complying with governmental regulation has not been material, but the fact that such laws or regulations are frequently changed makes it impossible for the Company to predict the cost or impact of such laws and regulations on the Company's future operations. The modification of existing laws or regulations or the adoption of new laws or regulations imposing more stringent environmental restrictions could adversely affect the Company.

The Company provides equipment and services to companies employing hydraulic fracturing or "fracking" and could be adversely impacted by new regulations of this enhanced recovery technique.  Environmental concerns have been raised regarding the potential impact on underground water supplies of fracturing which involves the pumping of water and certain chemicals under pressure into a well to break apart shale and other rock formations in order to increase the flow of oil and gas embedded in these formations.  Recently, certain U.S. states have proposed regulations regarding disclosure of chemicals used in fracking operations or have temporarily suspended issuance of permits for conducting such operations.  Additionally, the United States Environmental Protection Agency (EPA) issued rules on April 17, 2012, which become effective in January 2015, designed to limit the release of volatile organic compounds, or pollutants, from natural gas wells that are hydraulically fractured and in May 2012 published draft permitting guidance for oil and gas hydraulic fracturing activities using diesel fuels.  The EPA is also continuing to study whether the fracking process has any negative impact on underground water supplies.  A progress report relating to the study was released in December 2012 and a draft of the final report on the results of the study is expected in 2014.  Should additional governmental regulations ultimately be imposed that further restrict or curtail hydraulic fracturing activities, the Company's revenues and earnings could be negatively impacted.

Enacted and proposed climate protection regulations and legislation may impact the Company's operations or those of its customers.

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

To the extent the Company's customers, particularly those involved in power generation, petrochemical processing or petroleum refining, are subject to any of these or other similar proposed or newly enacted laws and regulations, the Company is exposed to risks that the additional costs by customers to comply with such laws and regulations could impact their ability or desire to continue to operate at current or anticipated levels in certain jurisdictions, which could negatively impact their demand for the Company's products and services.

To the extent Cameron is subject to any of these or other similar proposed or newly enacted laws and regulations, the Company expects that its efforts to monitor, report and comply with such laws and regulations, and any related taxes imposed on companies by such programs, will increase the Company's cost of doing business in certain jurisdictions, including the United States, and may require expenditures on a number of its facilities and possibly on modifications of certain of its compression products, which involve use of power generation equipment.

The Company could also be impacted by new laws and regulations establishing cap-and-trade and those that might favor the increased use of non-fossil fuels, including nuclear, wind, solar and bio-fuels or that are designed to increase energy efficiency.  If the proposed or newly executed laws dampen demand for oil and gas production, they could lower spending by the Company's customers for the Company's products and services.

The implementation of an upgraded business information system may disrupt the Company's operations or its system of internal controls.

The Company has underway a project to upgrade its SAP business information systems worldwide.  The first stage of this multi-year effort was completed at the beginning of the third quarter of 2011 with the deployment of the upgraded system for certain businesses within the Company's PCS segment.  Certain other businesses began operating on the upgraded system during 2012.  By the end of 2013, the Company expects to have all businesses within the V&M segment utilizing the upgraded system.  The V&M segment is a major contributor to the Company's consolidated revenues and income before income taxes.

As this system continues to be deployed throughout the rest of the Company, delays or difficulties may initially be encountered in effectively and efficiently processing transactions and conducting business operations until such time as personnel are familiar with all appropriate aspects and capabilities of the upgraded systems.

The Company's operations and information systems are subject to cybersecurity risks.

Cameron continues to increase its dependence on digital technologies to conduct its operations, to collect monies from customers and to pay vendors and employees.  Many of the Company's files are digitized and more employees are working in almost paperless environments.  Additionally, the hardware, network and software environments to operate SAP, the Company's main enterprise-wide operating system, have been outsourced to third parties.  Other key software products used by the Company to conduct its operations either reside on servers in remote locations or are operated by the software vendors or other third parties for the Company's use as "Cloud-based" or "Web-based" applications.  The Company has also outsourced certain information technology development, maintenance and support functions.  As a result, the Company is exposed to potentially severe cyber incidents at both its internal locations and outside vendor locations that could disrupt its operations for an extended period of time and result in the loss of critical data and in higher costs to correct and remedy the effects of such incidents, although no such material incidents have occurred to date.

Environmental Remediation

The Company's worldwide operations are subject to domestic and international regulations with regard to air, soil and water quality as well as other environmental matters. The Company, through its environmental management system and active third-party audit program, believes it is in substantial compliance with these regulations.

The Company is heir to a number of older manufacturing plants that conducted operations in accordance with the standards of the time, but which have since changed.  The Company has undertaken clean-up efforts at these sites and now conducts its business in accordance with today's standards.  The Company's clean-up efforts have yielded limited releases of liability from regulators in some instances, and have allowed sites with no current operations to be sold.  The Company conducts environmental due diligence prior to all new site acquisitions.  For further information, refer to Note 13 of the Notes to Consolidated Condensed Financial Statements.

Environmental Sustainability

The Company has pursued environmental sustainability in a number of ways. Processes are monitored in an attempt to produce the least amount of waste. All of the waste disposal firms used by the Company are carefully selected in an attempt to prevent any future Superfund involvements. Actions are taken in an attempt to minimize the generation of hazardous wastes and to minimize air emissions. Recycling of process water is a common practice. Best management practices are used in an effort to prevent contamination of soil and ground water on the Company's sites.

Cameron has implemented a corporate "HSE Management System" based on the principles of ISO 14001 and OHSAS 18001.  The HSE Management System contains a set of corporate standards that are required to be implemented and verified by each business unit. Cameron has also implemented a corporate regulatory compliance audit program to verify facility compliance with environmental, health and safety laws and regulations.  The compliance program employs or uses independent third-party auditors to audit facilities on a regular basis specific to country, region, and local legal requirements.  Audit reports are circulated to the senior management of the Company and to the appropriate business unit.  The compliance program requires corrective and preventative actions be taken by a facility to remedy all findings of non-compliance which are tracked on the corporate HSE data base.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is currently exposed to market risk from changes in foreign currency exchange rates, changes in the value of its equity instruments and changes in interest rates. A discussion of the Company's market risk exposure in financial instruments follows.

Foreign Currency Exchange Rates

A large portion of the Company's operations consist of manufacturing and sales activities in foreign jurisdictions, principally in Europe, Canada, West Africa, the Middle East, Latin America and the Pacific Rim. As a result, the Company's financial performance may be affected by changes in foreign currency exchange rates in these markets. Overall, for those locations where the Company is a net receiver of local non-U.S. dollar currencies, Cameron generally benefits from a weaker U.S. dollar with respect to those currencies. Alternatively, for those locations where the Company is a net payer of local non-U.S. dollar currencies, a weaker U.S. dollar with respect to those currencies will generally have an adverse impact on the Company's financial results. The impact on the Company's financial results of gains or losses arising from foreign currency denominated transactions, if material, have been described under "Results of Operations" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the periods shown.

Capital Markets and Interest Rates

The Company is subject to interest rate risk on its variable-interest rate borrowings. Variable-rate debt, where the interest rate fluctuates periodically, exposes the Company's cash flows to variability due to changes in market interest rates. Additionally, the fair value of the Company's fixed-rate debt changes with changes in market interest rates.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Company's Sarbanes-Oxley Disclosure Committee and the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Other than completing the formation of OneSubsea on June 30, 2013, there were no material changes in the Company's internal control over financial reporting during the quarter ended June 30, 2013.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

    Deepwater Horizon Matter

A blowout preventer ("BOP") originally manufactured by the Company and delivered in 2001 was deployed by the drilling rig Deepwater Horizon which in 2010 experienced an explosion and fire resulting in bodily injuries and loss of life, the loss of the rig, and discharge of hydrocarbons into the Gulf of Mexico.

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

On March 20, 2013, the Court in the MDL proceeding granted the Company's motion for a judgment in its favor denying recovery for punitive damages.  On April 3, 2013, the Court granted the Company's motion for a judgment in its favor denying recovery for all other claims asserted in the MDL proceeding.

Not all suits arising out of the Deepwater Horizon Matter were consolidated into the MDL proceeding and a number of suits have been filed recently which have not yet been consolidated into the MDL proceeding.  The Company has been named as a defendant in over 50 such suits, all of which allege substantially the same facts, make substantially the same allegations and seek substantially the same relief as the cases consolidated into the MDL proceeding.  The Company currently anticipates that all claims against the Company in the cases filed or to be filed in connection with the Deepwater Horizon Matter will either be dismissed as a result of the rulings of the Court in the MDL proceeding or on their own merits or lack thereof.  In any event, all damages, other than punitive damages, that could be imposed against the Company in such cases would be covered by the Company's agreement with BPXP.

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

A shareholder derivative suit, Berzner vs. Erikson, et al., Cause No. 2010-71817, 190th District Court of Harris County, Texas, was filed in October 2010 against the Company's directors in connection with this incident and its aftermath alleging the Company's directors failed to exercise their fiduciary duties regarding the safety and efficacy of its products, but is presently in abeyance.

Item 1A.	Risk Factors

The information set forth under the caption "Factors That May Affect Financial Condition and Future Results" on pages 32 – 37 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In December 2011, the Board of Directors adopted a resolution allowing for the repurchase of shares of the Company's common stock up to an amount of $500.0 million.  This authorization superseded and replaced all previous authorizations.  The Company, under this authorization, may purchase shares directly or indirectly by way of open market transactions or structured programs, including the use of derivatives, for the Company's own account or through commercial banks or financial institutions.

Shares of common stock purchased and placed in treasury during the six months ended June 30, 2013 under the Board's authorization program described above were as follows:

Period	Total number of shares purchased during the period	Average price paid per share	Cumulative number of shares purchased as part of repurchase program	Maximum number of shares that may yet be purchased under repurchase program(1)
4/1/13 – 4/30/13	716,700	$60.00	1,791.953	6,400,781
5/1/13 – 5/31/13	213,000	$63.14	2,004,953	6,251,346
6/1/13 – 6/30/13	570,302	$61.27	2,575,255	5,650,375
Total	1,500,002	$60.93	2,575,255	5,650,375

(1)	Based upon month-end stock price.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

N/A

Item 5.	Other Information

(a)	Information Not Previously Reported in a Report on Form 8-K

None

(b)	Material Changes to the Procedures by Which Security Holders May Recommend Board Nominees.

There have been no material changes to the procedures enumerated in the Company's definitive proxy statement filed on Schedule 14A with the Securities and Exchange Commission on March 28, 2013 with respect to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

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

Date: July 29, 2013	CAMERON INTERNATIONAL CORPORATION

(Registrant)

	By:	/s/ Charles M. Sledge
Charles M. Sledge
Senior Vice President and Chief Financial Officer and authorized to sign on behalf of the Registrant

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification

31.2	Certification

32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document