Form 10-Q
period 2013-09-30
CAMERON INTERNATIONAL CORP
filed 2013-10-29
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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
Yes ☐ No ☑

Number of shares outstanding of issuer’s common stock as of October 18, 2013 was 237,870,602.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(dollars and shares in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)

REVENUES	$2,495.8	$2,218.3	$6,900.9	$6,076.3
COSTS AND EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,780.7	1,568.2	4,899.8	4,297.5
Selling and administrative expenses	346.6	285.0	986.2	842.6
Depreciation and amortization	83.4	66.8	223.5	189.9
Interest, net	23.2	25.1	74.4	69.8
Other costs (see Note 3)	13.9	3.4	80.2	11.8
Total costs and expenses	2,247.8	1,948.5	6,264.1	5,411.6
Income before income taxes	248.0	269.8	636.8	664.7
Income tax provision	(55.6)	(46.2)	(155.6)	(132.5)
Net income	192.4	223.6	481.2	532.2

Net income attributable to noncontrolling interests	2.8	–	2.8	–
Net income attributable to Cameron	$189.6	$223.6	$478.4	$532.2

Earnings per share attributable to Cameron stockholders:
Basic	$0.78	$0.91	$1.95	$2.16
Diluted	$0.78	$0.90	$1.94	$2.15

Shares used in computing earnings per share attributable to Cameron stockholders:
Basic	242.7	246.4	245.6	246.3
Diluted	244.2	248.1	247.1	248.0

Comprehensive income	$281.9	$276.1	$444.9	$585.7
Comprehensive income attributable to noncontrolling interests	28.7	–	28.7	–
Comprehensive income attributable to Cameron	$253.2	$276.1	$416.2	$585.7

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in millions, except shares and per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$1,257.0	$1,185.8
Short-term investments	498.2	517.0
Receivables, net	2,467.7	1,966.7
Inventories, net	3,216.3	2,741.2
Other	434.9	499.9
Total current assets	7,874.1	6,910.6
Plant and equipment, net	1,926.9	1,765.1
Goodwill	2,939.9	1,923.9
Other assets	1,123.3	558.6
TOTAL ASSETS	$13,864.2	$11,158.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$292.5	$29.2
Accounts payable and accrued liabilities	3,533.6	3,045.7
Accrued income taxes	88.1	94.1
Total current liabilities	3,914.2	3,169.0
Long-term debt	1,820.5	2,047.0
Deferred income taxes	320.9	131.7
Other long-term liabilities	222.9	244.4
Total liabilities	6,278.5	5,592.1
Stockholders’ Equity:
Common stock, par value $.01 per share, 400,000,000 shares authorized, 263,111,472 shares issued at September 30, 2013 and December 31, 2012	2.6	2.6
Capital in excess of par value	3,170.5	2,094.6
Retained earnings	4,599.1	4,120.7
Accumulated other elements of comprehensive income (loss)	(92.2)	(30.0)
Less: Treasury stock, 24,621,527 shares at September 30, 2013 (16,415,336 shares at December 31, 2012)	(1,145.1)	(621.8)
Total Cameron stockholders’ equity	6,534.9	5,566.1
Noncontrolling interests	1,050.8	–
Total equity	7,585.7	5,566.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,864.2	$11,158.2

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)

Cash flows from operating activities:
Net income	$192.4	$223.6	$481.2	$532.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61.7	53.6	177.1	153.0
Amortization	21.7	13.2	46.4	36.9
Non-cash stock compensation expense	13.4	9.7	40.7	31.3
Deferred income taxes and tax benefit of employee stock compensation plan transactions	18.8	(91.2)	30.3	(59.6)
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	(162.0)	(65.9)	(232.9)	(49.1)
Inventories	(109.8)	(127.3)	(449.9)	(439.5)
Accounts payable and accrued liabilities	211.4	74.2	218.9	(94.1)
Other assets and liabilities, net	(48.0)	88.6	(105.3)	27.1
Net cash provided by operating activities	199.6	178.5	206.5	138.2
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	259.3	262.7	887.6	775.0
Purchases of short-term investments	(447.2)	(207.3)	(868.6)	(715.6)
Capital expenditures	(123.3)	(98.7)	(305.9)	(280.4)
Dispositions (acquisitions), net of cash acquired	(19.8)	‒	(10.8)	(309.6)
Proceeds received and cash acquired from formation of OneSubsea (see Note 2)	–	–	603.0	–
Proceeds from sales of plant and equipment	3.1	7.5	7.5	25.8
Net cash provided by (used for) investing activities	(327.9)	(35.8)	312.8	(504.8)
Cash flows from financing activities:
Short-term loan borrowings (repayments), net	32.0	6.6	40.6	(37.9)
Issuance of senior debt	–	–	–	499.3
Debt issuance costs	–	–	–	(3.4)
Purchase of treasury stock	(433.2)	(5.0)	(557.9)	(12.5)
Contributions from noncontrolling interest owners	62.2	–	62.2	–
Purchases of noncontrolling ownership interests	(7.2)	–	(7.2)	–
Proceeds from stock option exercises, net of tax payments from stock compensation plan transactions	0.9	8.3	30.0	10.4
Excess tax benefits from employee stock compensation plan transactions	0.8	4.1	8.9	9.3
Principal payments on capital leases	(2.9)	(2.8)	(13.0)	(8.1)
Net cash provided by (used for) financing activities	(347.4)	11.2	(436.4)	457.1
Effect of translation on cash	14.6	7.8	(11.7)	1.3
Increase (decrease) in cash and cash equivalents	(461.1)	161.7	71.2	91.8
Cash and cash equivalents, beginning of period	1,718.1	829.0	1,185.8	898.9
Cash and cash equivalents, end of period	$1,257.0	$990.7	$1,257.0	$990.7

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY
(dollars in millions)

	Cameron Stockholders
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Elements of Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests
	(Unaudited)

Balance at December 31, 2012	$2.6	$2,094.6	$4,120.7	$(30.0)	$(621.8)	$–
Formation of OneSubsea, net of tax effects of $132.6	–	1,051.8	–	–	–	915.6
Net income	–	–	478.4	–	–	2.8
Other comprehensive income (loss), net of tax	–	–	–	(62.2)	–	25.9
Non-cash stock compensation expense	–	40.7	–	–	–	–
Net change in treasury shares owned by participants in nonqualified deferred compensation plans	–	–	–	–	(2.3)	–
Purchase of treasury stock	–	–	–	–	(576.1)	–
Treasury stock issued under stock compensation plans	–	(25.4)	–	–	55.1	–
Tax benefit of stock compensation plan transactions	–	8.8	–	–	–	–
Contributions from noncontrolling interest owners	–	–	–	–	–	75.3
Purchases of noncontrolling ownership interests	–	–	–	–	–	(7.2)
Other noncontrolling interests	–	–	–	–	–	38.4
Balance at September 30, 2013	$2.6	$3,170.5	$4,599.1	$(92.2)	$(1,145.1)	$1,050.8

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

Note 2: Acquisitions and OneSubsea™

During the third quarter of 2013, the Company’s Distributed Valves division of the Valves & Measurement (V&M) segment acquired Douglas Chero, an Italian valve manufacturer, for $19.8 million, net of cash acquired.  The acquisition was made to support the Company’s international growth strategy by expanding its downstream industrial valve offerings.  Douglas Chero’s results of operations have been included in the V&M segment since the date of acquisition.

On June 30, 2013, Cameron and Schlumberger Limited completed the formation of OneSubsea, a venture established to manufacture and develop products, systems and services for the subsea oil and gas market.  Cameron contributed its existing subsea business unit and received $600 million from Schlumberger, while Schlumberger contributed its Framo, Surveillance, Flow Assurance and Power and Controls businesses.  As 60% owner, Cameron is managing the venture, consolidating it in its Drilling & Production Systems (DPS) segment and reflecting a noncontrolling interest in its financial statements for Schlumberger’s 40% interest in the venture.

The table below shows the preliminary purchase price allocation for the assets received from Schlumberger and the recording of Schlumberger’s cash payment to Cameron and its related noncontrolling interest in OneSubsea (in millions):

Dr. (Cr.)
Cash	$603.0
Receivables	241.6
Inventory	32.4
Other current assets	3.4
Plant and equipment	31.8
Goodwill	994.7
Intangibles(1)	590.0
Other non-current assets	10.6
Accounts payable and accrued liabilities	(213.5)
Accrued income taxes	(78.6)
Deferred income taxes	(212.2)
Other long-term liabilities	(35.8)
Capital in excess of par value	(1,051.8)
Noncontrolling interests	(915.6)
$–

(1)	Included in other assets on the Company’s consolidated condensed balance sheets.

Under the purchase method of accounting, the assets and liabilities of the Schlumberger businesses contributed to OneSubsea have been reflected at their estimated fair values at June 30, 2013.  The excess of the fair value of the businesses contributed by Schlumberger over the net tangible and identifiable intangible assets of those businesses was recorded as goodwill, net of applicable deferred income taxes.  As a result of the timing of the formation of OneSubsea and legal restrictions imposed on both parties regarding information sharing during the regulatory approval process leading up to the formation of the venture, this purchase price allocation was based upon preliminary estimates and assumptions which are subject to change upon the receipt of additional information required to finalize the valuations.  While certain adjustments to the original purchase price allocation have been made in the third quarter of 2013, primarily related to intangible assets, the allocation is still not finalized.  The primary areas of the purchase price allocation which have not yet been finalized relate to inventory, property, plant and equipment, identifiable intangible assets, goodwill, certain preacquisition contingencies and related adjustments to deferred income taxes.  The final valuation of these net assets will be completed as soon as possible, but no later than one year from the acquisition date.

Due to Cameron maintaining control of OneSubsea, the contribution of Cameron’s existing subsea business unit into the venture was recorded at historical cost and the issuance of a 40% interest in the venture to Schlumberger was reflected as an adjustment to Cameron’s paid in capital in accordance with accounting rules governing decreases in a parent’s ownership interest in a subsidiary without loss of control.  Accordingly, the direct income tax consequences, consisting of a current amount of income taxes payable and deferred income taxes, were also reflected as an adjustment to paid in capital.

Beginning with the third quarter of 2013, Cameron is now reflecting the results of operations and the related tax effects of OneSubsea attributable to its stockholders in its consolidated results, as well as the portion of the results attributable to the stockholders of the noncontrolling interest.

Note 3: Other Costs

Other costs (gains) for the three and nine months ended September 30, 2013 and 2012 consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

OneSubsea formation and integration costs	$6.9	$–	$51.6	$–
International pension settlement costs	–	–	–	6.1
Integration costs of other acquisitions	3.2	5.3	6.5	10.5
Mark-to-market impact on currency derivatives(1)	1.4	(7.6)	1.4	(13.2)
Currency devaluation, litigation, restructuring and other costs	2.4	5.7	20.7	8.4
	$13.9	$3.4	$80.2	$11.8

(1)	These derivatives have not been designated as accounting hedges.

Note 4: Receivables

Receivables consisted of the following (in millions):

	September 30, 2013	December 31, 2012

Trade receivables	$2,275.5	$1,823.2
Other receivables	203.9	151.4
Allowance for doubtful accounts	(11.7)	(7.9)
Total receivables	$2,467.7	$1,966.7

Note 5: Inventories

Inventories consisted of the following (in millions):

	September 30, 2013	December 31, 2012

Raw materials	$239.3	$237.9
Work-in-process	1,068.7	902.1
Finished goods, including parts and subassemblies	2,110.9	1,797.9
Other	20.6	14.3
	3,439.5	2,952.2
Excess of current standard costs over LIFO costs	(121.2)	(122.0)
Allowances	(102.0)	(89.0)
Total inventories	$3,216.3	$2,741.2

Note 6: Plant and Equipment, Goodwill and Other Assets

Plant and equipment consisted of the following (in millions):

	September 30, 2013	December 31, 2012

Plant and equipment, at cost	$3,506.9	$3,155.9
Accumulated depreciation	(1,580.0)	(1,390.8)
Total plant and equipment	$1,926.9	$1,765.1

Changes in goodwill during the nine months ended September 30, 2013 were as follows (in millions):

Balance at December 31, 2012	$1,923.9
Current year additions	1,000.1
Adjustments to the purchase price allocation for prior year acquisitions	8.8
Translation	7.1
Balance at September 30, 2013	$2,939.9

Other assets include identifiable intangible assets of $912.7 million at September 30, 2013 ($335.8 million at December 31, 2012).

Note 7: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in millions):

	September 30, 2013	December 31, 2012

Trade accounts payable and accruals	$797.1	$925.1
Advances from customers	1,736.9	1,320.1
Other accruals	999.6	800.5
Total accounts payable and accrued liabilities	$3,533.6	$3,045.7

Activity during the nine months ended September 30, 2013 associated with the Company’s product warranty accruals was as follows (in millions):

Balance December 31, 2012	Net warranty provisions	Charges against accrual	Formation of OneSubsea	Translation and other	Balance September 30, 2013

$67.6	$30.4	$(46.1)	$1.0	$0.6	$53.5

Note 8: Debt

The Company’s debt obligations were as follows (in millions):

	September 30, 2013	December 31, 2012

Senior notes:
Floating rate notes due June 2, 2014	$250.0	$250.0
1.6% notes due April 30, 2015	250.0	250.0
6.375% notes due July 15, 2018	450.0	450.0
4.5% notes due June 1, 2021	250.0	250.0
3.6% notes due April 30, 2022	250.0	250.0
7.0% notes due July 15, 2038	300.0	300.0
5.95% notes due June 1, 2041	250.0	250.0
Unamortized original issue discount	(3.9)	(4.1)
Other debt	54.8	19.6
Obligations under capital leases	62.1	60.7
	2,113.0	2,076.2
Current maturities	(292.5)	(29.2)
Long-term maturities	$1,820.5	$2,047.0

At September 30, 2013, the Company had issued:

•	$25.4 million of letters of credit under its $835.0 million Amended Credit Agreement leaving $809.6 million remaining available for future use under the Amended Credit Agreement, and

•	$185.0 million of letters of credit under its $250.0 million multi-currency revolving letter of credit facility leaving $65.0 million remaining available for use under this facility.

Note 9: Income Taxes

The effective income tax rate for the first nine months of 2013 was 24.4% as compared to 19.9% for the first nine months of 2012.  The increase in the tax rate was mainly due to recognition of various foreign taxes and an increase in certain foreign valuation allowances, largely arising as a result of the formation of OneSubsea.

Note 10: Business Segments

The Company’s operations are organized into three separate business segments – DPS, V&M and Process & Compression Systems (PCS).  Summary financial data by segment follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
DPS	$1,636.8	$1,279.7	$4,344.2	$3,477.6
V&M	502.5	536.0	1,558.3	1,585.5
PCS	356.5	402.6	998.4	1,013.2
	$2,495.8	$2,218.3	$6,900.9	$6,076.3

Income (loss) before income taxes:
DPS	$216.2	$198.8	$566.3	$510.2
V&M	98.1	105.6	320.2	309.3
PCS	34.2	41.7	79.4	79.2
Corporate & other	(100.5)	(76.3)	(329.1)	(234.0)
	$248.0	$269.8	$636.8	$664.7

Corporate & other includes expenses associated with the Company’s Corporate office, all of the Company’s interest income and interest expense, certain litigation expense managed by the Company’s General Counsel, foreign currency gains and losses from devaluations and from certain derivative and intercompany lending activities managed by the Company’s centralized Treasury function, all of the Company’s restructuring expense, OneSubsea formation and integration costs, other acquisition-related costs and all stock compensation expense.

Note 11: Earnings Per Share

The calculation of basic and diluted earnings per common share of Cameron for each period presented was as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income attributable to Cameron	$189.6	$223.6	$478.4	$532.2

Average shares outstanding (basic)	242.7	246.4	245.6	246.3
Common stock equivalents	1.5	1.7	1.5	1.7
Diluted shares	244.2	248.1	247.1	248.0

Basic earnings per share attributable to Cameron stockholders	$0.78	$0.91	$1.95	$2.16
Diluted earnings per share attributable to Cameron stockholders	$0.78	$0.90	$1.94	$2.15

Activity in the Company’s treasury shares for the three-and nine-month periods ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Treasury shares at beginning of period	17,001,730	16,839,018	16,415,336	17,579,397
Purchases of treasury shares	7,677,282	100,000	9,790,737	257,200
Net change in treasury shares owned by participants in nonqualified deferred compensation plans	3,052	–	55,159	–
Treasury shares issued in satisfaction of stock option exercises and vesting of restricted stock units	(60,537)	(488,210)	(1,639,705)	(1,385,789)
Treasury shares at end of period	24,621,527	16,450,808	24,621,527	16,450,808

The average cost of treasury shares acquired for the three-and nine-month periods ended September 30, 2013 was $58.04 and $58.84, respectively.

Under a resolution adopted in December 2011, the Board of Directors granted the Company the authority to repurchase shares of its common stock up to a total amount of $500.0 million.  The Board increased this authority by $150.0 million in August 2013 and added another $1 billion in October 2013 to the amount authorized.

Note 12: Accumulated Other Comprehensive Income (Loss)

The changes in the components of accumulated other elements of comprehensive income (loss) for the three months ended September 30, 2013 and 2012 were as follows (in millions):

	Three Months Ended September 30, 2013
	Accumulated Foreign Currency Translation Gain (Loss)	Prior Service Credits and Net Actuarial Losses	Accumulated Gain (Loss) on Cash Flow Hedge Derivatives	Total	Three Months Ended September 30, 2012

Balance at beginning of period	$(71.3)	$(84.7)	$0.2	$(155.8)	$(89.8)

Other comprehensive income (loss) before reclassifications:
Pre-tax	49.8	–	24.5	74.3	51.2
Tax effect	–	–	(9.1)	(9.1)	(1.6)

Amounts reclassified from accumulated other comprehensive income (loss) to:
Revenues	–	–	0.4	0.4	3.5
Cost of sales	–	–	(3.8)	(3.8)	–
Depreciation and amortization	–	–	0.1	0.1	–
Selling and administrative expense	–	1.6	–	1.6	0.9
Tax effect	–	(0.6)	0.7	0.1	(1.5)
Net current period other comprehensive income (loss)	49.8	1.0	12.8	63.6	52.5
Balance at end of period	$(21.5)	$(83.7)	$13.0	$(92.2)	$(37.3)

The changes in the components of accumulated other elements of comprehensive income (loss) for the nine months ended September 30, 2013 and 2012 were as follows (in millions):

	Nine Months Ended September 30, 2013
	Accumulated Foreign Currency Translation Gain (Loss)	Prior Service Credits and Net Actuarial Losses	Accumulated Gain (Loss) on Cash Flow Hedge Derivatives	Total	Nine Months Ended September 30, 2012

Balance at beginning of year	$45.9	$(86.6)	$10.7	$(30.0)	$(90.8)

Other comprehensive income (loss) before reclassifications:
Pre-tax	(67.4)	–	9.4	(58.0)	41.6
Tax effect	–	–	(3.6)	(3.6)	(0.1)

Amounts reclassified from accumulated other comprehensive income (loss) to:
Revenues	–	–	(1.1)	(1.1)	5.5
Cost of sales	–	–	(3.8)	(3.8)	4.8
Depreciation and amortization	–	–	0.1	0.1	0.1
Selling and administrative expense	–	4.7	–	4.7	5.9
Tax effect	–	(1.8)	1.3	(0.5)	(4.3)
Net current period other comprehensive income (loss)	(67.4)	2.9	2.3	(62.2)	53.5
Balance at end of period	$(21.5)	$(83.7)	$13.0	$(92.2)	$(37.3)

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

Not all suits arising out of the Deepwater Horizon Matter were consolidated into the MDL proceeding and a number of suits have been filed recently which have not yet been consolidated into the MDL proceeding.  The Company has been named as a defendant in over 50 such suits, all of which allege substantially the same facts, make substantially the same allegations and seek substantially the same relief as the cases consolidated into the MDL proceeding.  The Company currently anticipates that all claims against the Company in the cases filed, or anymore that may be filed in connection with the Deepwater Horizon Matter, will either be dismissed as a result of the rulings of the Court in the MDL proceeding or on their own merits or lack thereof.  In any event, all damages, other than punitive damages, that could be imposed against the Company in such cases would be covered by the Company's agreement with BPXP.

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

No accruals have been recorded as of September 30, 2013 as the Company does not consider losses to be probable for any of these matters at this time.

Other Litigation

The Company from time to time is a defendant in cases alleging equipment failure due to inherent defects; failure of design, manufacture, testing, assembly or installation; and/or improper maintenance, and are typically accompanied by claims such as breach of contract, breach of implied warranty, negligence, negligent misrepresentation, strict liability in tort and/or product liability.  One such matter is Chesapeake Appalachia, L.L.C. and Chesapeake Operating, Inc. vs. Cameron International Corporation filed in the District Court of Oklahoma County, Oklahoma on April 16, 2013, in which Chesapeake alleges a failure of Cameron hydraulic fracturing wellhead equipment which is claimed to have caused or contributed to an uncontrolled discharge of fluids on the Chesapeake ATGAS 2H well site in Pennsylvania and seeks unspecified damages.  Another such example is Boardwalk Pipeline Partners, et al. vs. Tube Forgings of America, Inc. et al. including Cameron International Corporation filed in the District Court of Panola, County, Texas on February 13, 2013.  The plaintiffs allege a failure of a Cameron check valve which is claimed to have caused or contributed to a fire at and damage to a compressor station in Carthage, Texas, and seek unspecified damages.  The facts of these incidents and their causes are currently under investigation.  No accrual has been recorded as of September 30, 2013 as the Company does not consider a loss regarding either of these matters to be probable and/or reasonably estimable at this time.  In any event, the Company has insurance coverage that is applicable with a self-retention of $5.0 million per incident.

The Company also has been and continues to be named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits. At September 30, 2013, the Company’s consolidated condensed balance sheet included a liability of approximately $14.0 million for such cases. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

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

The Company has been assessed customs duties and penalties by the government of Brazil totaling almost $50.0 million at September 30, 2013, including interest accrued at local country rates, following a customs audit for the years 2003-2010.  The Company filed an administrative appeal and believes a majority of this assessment will ultimately be proven to be incorrect because of numerous errors in the assessment, and because the government has not provided appropriate supporting documentation for the assessment.  As a result, the Company currently expects no material adverse impact on its results of operations or cash flows as a result of the ultimate resolution of this matter.  No amounts have been accrued for this assessment as of September 30, 2013 as no loss is currently considered probable.

Environmental Matters

The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the PCS operation in Grove City, Pennsylvania deposited waste), where remediation was completed in 2011 and remaining costs relate to ongoing ground water treatment and monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years and which may have yet undiscovered contamination. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At September 30, 2013, the Company’s consolidated condensed balance sheet included a noncurrent liability of approximately $3.5 million for these environmental matters.

In 2001, the Company discovered that contaminated underground water from the former manufacturing site in Houston referenced above had migrated under an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners. Concerns over the impact on property values of the underground water contamination and its public disclosure led to a number of claims by homeowners.  The Company has settled these claims, primarily as a result of the settlement of a class action lawsuit, and is obligated to reimburse approximately 190 homeowners for any diminution in value of their property due to contamination concerns at the time of the property’s sale. Test results of monitoring wells on the southeastern border of the plume indicate that the plume is moving in a new direction, likely as a result of a ground water drainage system completed as part of an interstate highway improvement project.  As a result, the Company notified 39 additional homeowners, and may provide notice to additional homeowners, whose property is adjacent to the class area that their property may be affected.  The Company is reviewing whether additional remedial measures are appropriate.  The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements as well as any possible new claims that may be filed with respect to this underground water contamination will not have a material adverse effect on its financial position or results of operations. The Company’s consolidated condensed balance sheet included a liability of approximately $6.7 million for these matters as of September 30, 2013.

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

Following is a summary of the Company’s financial instruments which have been valued at fair value in the Company’s consolidated condensed balance sheets at September 30, 2013 and December 31, 2012:

	Fair Value Based on Quoted Prices in Active Markets for Identical Assets (Level 1)		Fair Value Based on Significant Other Observable Inputs (Level 2)		Total
(in millions)	2013	2012	2013	2012	2013	2012

Cash and cash equivalents:
Cash	$452.0	$447.1	$–	$–	$452.0	$447.1
Certificates of deposit	0.2	0.2	–	–	0.2	0.2
Money market funds	622.3	429.1	–	–	622.3	429.1
Commercial paper	–	–	69.4	202.7	69.4	202.7
U.S. Treasury securities	–	17.6	–	–	–	17.6
U.S. non-governmental agency asset-backed securities	–	–	13.0	41.4	13.0	41.4
U.S. corporate obligations	17.2	18.9	–	–	17.2	18.9
Non-U.S. bank and other obligations	82.9	28.8	–	–	82.9	28.8
Short-term investments:
Certificates of deposit	2.7	3.0	–	–	2.7	3.0
Commercial paper	–	–	226.9	253.9	226.9	253.9
U.S. Treasury securities	106.7	64.5	–	–	106.7	64.5
U.S. non-governmental agency asset-backed securities	–	–	58.0	99.5	58.0	99.5
U.S. corporate obligations	103.9	96.1	–	–	103.9	96.1
Non-qualified plan assets:
Money market funds	0.7	1.1	–	–	0.7	1.1
Domestic bond funds	2.7	2.4	–	–	2.7	2.4
International bond fund	0.3	0.1	–	–	0.3	0.1
Domestic equity funds	4.8	3.6	–	–	4.8	3.6
International equity funds	2.5	2.1	–	–	2.5	2.1
Blended equity funds	3.6	2.6	–	–	3.6	2.6
Common stock	2.3	2.1	–	–	2.3	2.1
Derivatives, net asset (liability):
Foreign currency contracts	–	–	20.0	19.9	20.0	19.9
	$1,404.8	$1,119.3	$387.3	$617.4	$1,792.1	$1,736.7

Fair values for financial instruments utilizing level 2 inputs were determined from information obtained from third party pricing sources, broker quotes, calculations involving the use of market indices or mutual fund unit values determined based upon the valuation of the funds’ underlying assets.

At September 30, 2013, the fair value of the Company’s fixed-rate debt (based on Level 1 quoted market rates) was approximately $1.95 billion as compared to the $1.75 billion face value of the debt recorded, net of original issue discounts, in the Company’s consolidated condensed balance sheet.  At December 31, 2012, the fair value of the Company’s fixed-rate debt (based on Level 1 quoted market rates) was approximately $2.06 billion as compared to the $1.75 billion face value of the debt.

Derivative Contracts

In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into foreign currency forward contracts to hedge specific large anticipated receipts or disbursements in currencies for which the Company does not traditionally have fully offsetting local currency expenditures or receipts. The Company was party to a number of long-term foreign currency forward contracts at September 30, 2013. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling, valve or other equipment contracts involving the Company’s United States operations and its consolidated subsidiaries in Australia, Brazil, France, Germany, Italy, Malaysia, Nigeria, Norway, Romania, Singapore and the United Kingdom. Many of these contracts have been designated as and are accounted for as cash flow hedges with changes in the fair value of those contracts recorded in accumulated other comprehensive income (loss) in the period such change occurs.  Certain other contracts, many of which are centrally managed, are intended to offset other foreign currency exposures but have not been designated as hedges for accounting purposes and, therefore, any change in the fair value of those contracts are reflected in earnings in the period such change occurs.  The Company determines the fair value of its outstanding foreign currency forward contracts based on quoted exchange rates for the respective currencies applicable to similar instruments.

The Company manages its debt portfolio to achieve an overall desired position of fixed and floating rates and employs from time to time interest rate swaps as a tool to achieve that goal.

Total gross volume bought (sold) by notional currency and maturity date on open derivative contracts at September 30, 2013 was as follows (in millions):

	Notional Amount - Buy					Notional Amount - Sell
	2013	2014	2015	2016	Total	2013	2014	2015	Total
FX Forward Contracts
Notional currency in:
Chinese yuan	34.5	–	–	–	34.5	–	–	–	–
Euros	75.2	132.8	6.1	9.5	223.6	(16.3)	(45.2)	–	(61.5)
Pound Sterling	84.4	13.4	0.5	–	98.3	(5.9)	(1.3)	–	(7.2)
Malaysian ringgit	–	28.4	–	–	28.4	–	–	–	–
Norwegian kroner	429.8	921.2	128.5	–	1,479.5	(148.7)	(134.4)	–	(283.1)
U.S. dollars	44.9	93.0	–	–	137.9	(183.0)	(396.4)	(50.1)	(629.5)

While the Company reports and generally settles its individual derivative financial instruments on a gross basis, the agreements between the Company and its third party financial counterparties to the derivative contracts generally provide both the Company and its counterparties with the legal right to net settle contracts that are in an asset position with other contracts that are in an offsetting liability position, if required.  The fair values of derivative financial instruments recorded in the Company’s consolidated condensed balance sheets at September 30, 2013 and December 31, 2012 were as follows (in millions):

	September 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities

Foreign exchange contracts designated as hedging instruments:
Current	$27.9	$11.5	$20.4	$5.7
Non-current	2.1	1.7	2.3	0.4
	30.0	13.2	22.7	6.1

Foreign exchange contracts not designated as hedging instruments:
Current	8.9	5.4	–	–
Non-current	–	0.3	3.3	–
	8.9	5.7	3.3	–

Total derivatives	$38.9	$18.9	$26.0	$6.1

The amount of pre-tax gain (loss) from the ineffective portion of derivatives designated as hedging instruments and from derivatives not designated as hedging instruments was (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Foreign currency contracts designated as hedging instruments:
Cost of sales	$3.0	$–	$1.7	$(0.5)

Foreign currency contracts not designated as hedging instruments:
Cost of sales	6.6	–	2.5	0.5
Other costs	(1.4)	7.6	(1.4)	13.2

Total	$8.2	$7.6	$2.8	$13.2

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical data contained herein, this document includes forward-looking statements regarding future cash flow from operations and earnings of the Company, including those of OneSubsea.  Also included are expectations regarding future debt repayments, capital expenditures and investments, as well as future orders for the Company, including those from North America unconventional resource plays, made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The Company’s actual results may differ materially from those described in any forward-looking statements. Such statements are based on current expectations of the Company’s performance and are subject to a variety of factors, some of which are not under the control of the Company, which can affect the Company’s results of operations, liquidity or financial condition. Such factors may include overall demand for, and pricing of, the Company’s products, particularly as affected by North American activity; the size and timing of orders; the Company’s ability to successfully execute large subsea and drilling projects it has been awarded; the possibility of cancellations of orders; the Company’s ability to convert backlog into revenues on a timely and profitable basis; the impact of acquisitions the Company has made or may make; changes in the price of (and demand for) oil and gas in both domestic and international markets; raw material costs and availability; political and social issues affecting the countries in which the Company does business; fluctuations in currency markets worldwide; and variations in global economic activity. In particular, current and projected oil and gas prices historically have generally directly affected customers’ spending levels and their related purchases of the Company’s products and services. Additionally, changes in oil and gas price expectations may impact the Company’s financial results due to changes it may make in its cost structure, staffing or spending levels.  See additional factors discussed in “Factors That May Affect Financial Condition and Future Results” contained herein.

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

THIRD QUARTER 2013 COMPARED TO THIRD QUARTER 2012

Market Conditions

Information related to drilling activity and certain commodity spot and futures prices during each quarter and the number of deepwater floaters and semis under contract at the end of each period follows:

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	%
Drilling activity (average number of working rigs during period)(1):
United States	1,769	1,906	(137)	(7.2)%
Canada	349	326	23	7.1%
Rest of world	1,285	1,260	25	2.0%
Global average rig count	3,403	3,492	(89)	(2.5)%

Commodity prices (average of daily U.S. dollar prices per unit during period)(2):
West Texas Intermediate Cushing, OK crude spot price per barrel in U.S. dollars	$105.82	$92.16	$13.66	14.8%
Henry Hub natural gas spot price per MMBtu in U.S. dollars	$3.56	$2.88	$0.68	23.6%

Twelve-month futures strip price (U.S. dollar amount at period end)(2):
West Texas Intermediate Cushing, OK crude oil contract (per barrel)	$97.81	$93.54	$4.27	4.6%
Henry Hub Natural Gas contract (per MMBtu)	$3.80	$3.74	$.06	1.6%

Contracted drillships and semi submersibles by location at period-end(3):
U.S. Gulf of Mexico	41	44	(3)	(6.8)%
Central and South America	81	82	(1)	(1.2)%
Northwestern Europe	45	47	(2)	(4.3)%
West Africa	40	34	6	17.6%
Southeast Asia and Australia	24	37	(13)	(35.1)%
Other	49	32	17	53.1%

(1)	Based on average monthly rig count data from Baker Hughes
(2)	Source: Bloomberg
(3)	Source: ODS-Petrodata Ltd.

The decrease in average worldwide operating rigs during the third quarter of 2013 as compared to the third quarter of 2012 was driven by lower North American natural gas focused drilling activity. Despite the improvement in year over year natural gas pricing, the challenging economics associated with horizontal shale development drilling at current prices continues to constrain the overall rig market.  The average number of rigs drilling for gas was down nearly 22% in the United States in the third quarter of 2013 as compared to the third quarter of 2012.   This decrease was partially offset by a 48% increase in Canadian gas rigs during the same periods.

Crude oil prices (West Texas Intermediate, Cushing, OK) were consistently above $100.00 per barrel during the majority of the third quarter of 2013, reaching a high of $110.53 per barrel in early September before closing the period at $102.33 per barrel.  On average, crude oil prices were 15% higher during the third quarter of 2013 as compared to the third quarter of 2012 reflecting a modest increase in demand resulting from the currently slow economic recovery along with continued turmoil in various oil producing regions around the world.  The twelve month futures price for crude oil at September 30, 2013 was $97.81, a 4.6% increase compared to futures prices at September 30, 2012, but 4.4% below the closing price at September 30, 2013.

Natural gas (Henry Hub) prices were fairly consistent during the third quarter of 2013 but slightly below the second quarter when they reached their highest levels since September 2011.  On average, prices during the third quarter of 2013 were up 23.6% as compared to the same period in 2012.  The 12-month futures strip price for natural gas at September 30, 2013 was $3.80 per MMBtu, slightly above the futures price at September 30, 2012 and nearly 9.0% above the closing price at September 30, 2013.

Outlook

Recent order rates for certain of the Company’s products that serve the natural gas focused drilling market have been negatively affected by weak market conditions. Should crude oil or natural gas prices decline significantly from current levels, there may be a further dampening effect on North American drilling activity which could have a future adverse impact on the Company’s North American operations, including its wellhead separation businesses.

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

Goodwill at September 30, 2013 was $2.9 billion, approximately 29.0% of which was allocated to the Company’s PCS segment, which includes the majority of the NATCO operations acquired in 2009.  The majority of PCS goodwill resides in the separation businesses.  Total goodwill associated with these businesses was approximately $798.7 million at September 30, 2013 ($800.7 million at December 31, 2012).  Profitability within these businesses has been below historical levels due to several factors, including competitive pressures, production inefficiencies and market slowdowns. The Company’s evaluation of the fair value of these businesses assumes future improvements in these businesses over time and improvement in the gas production and separation markets.  If the financial performance of these businesses does not show improvement, or if a future evaluation determines that such improvements are not likely to occur due to continued weakness in the markets, or if the Company chooses to reorganize its reporting unit structure involving various components of these businesses, an impairment of goodwill could be necessary.

In addition, the formation of OneSubsea™ added $994.7 million of goodwill to the Company’s subsea reporting unit for a total reporting unit goodwill balance of $1.1 billion at September 30, 2013.  Should a future evaluation of the profitability and cash flows of this business fall significantly below current expectations,  a future impairment of goodwill may also be necessary for this reporting unit.

Consolidated Results

Consolidated net income for the third quarter of 2013 totaled $192.4 million, compared to consolidated net income for the third quarter of 2012 of $223.6 million. Diluted earnings per share attributable to Cameron stockholders for the third quarter of 2013 were $0.78, down 13% from $0.90 per share for the third quarter of 2012.

Included in the third quarter 2013 results were charges of $13.9 million, primarily associated with:

•	integration costs for OneSubsea, which became effective as a separate venture on June 30, 2013 and is described further in Note 2 of the Notes to Consolidated Condensed Financial Statements,

•	integration costs of other recent acquisitions,

•	the mark-to-market impact on certain currency derivatives, and

•	various other restructuring-related costs.

The third quarter 2012 results included pre-tax charges of $3.4 million, primarily related to acquisition integration and restructuring costs, net of gains on certain currency derivatives.

Absent these costs in both periods, diluted earnings per share attributable to Cameron stockholders decreased approximately 11% as compared to the third quarter of 2012.

Total revenues for the Company increased $277.5 million, or 12.5% reflecting higher activity levels in each major product line within the DPS segment.

As a percent of revenues, cost of sales (exclusive of depreciation and amortization) increased from 70.7% during the third quarter of 2012 to 71.3% for the third quarter of 2013, mainly as a result of lower margins in the DPS segment, primarily in the Drilling Systems product line.

Selling and administrative expenses increased $61.6 million, or 21.6%, during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

•	Selling and administrative expenses were 13.9% of revenues for the third quarter of 2013 as compared to 12.8% for the third quarter of 2012.

•	Over 91% of the dollar increase was due to (i) higher employee-related costs largely as a result of increased headcount and travel and (ii) higher facility-related costs, mainly for rent, insurance and maintenance of data processing and communications equipment and systems.

Depreciation and amortization expense totaled $83.4 million for the third quarter of 2013 as compared to $66.8 million during the third quarter of 2012, an increase of $16.6 million.  The increase was due mainly to higher amortization of acquired intangibles in OneSubsea and higher depreciation expense primarily resulting from increased capital spending in recent periods for rental equipment and aftermarket expansion in the Surface and Drilling Systems businesses.

Net interest decreased $1.9 million, from $25.1 million during the third quarter of 2012 to $23.2 million during the third quarter of 2013, mainly as a result of the reversal of interest accruals in the quarter due to the settlement of certain tax contingencies.

Other costs totaled $13.9 million for the three months ended September 30, 2013 as compared to $3.4 million for the three months ended September 30, 2012, an increase of $10.5 million.  See Note 3 of the Notes to Consolidated Condensed Financial Statements for further information on the nature of these items.

The effective income tax rate for the third quarter of 2013 was 22.4% as compared to 17.1% for the third quarter of 2012.  The increase in the tax rate was mainly due to adjustments to various foreign and domestic tax accruals.

Segment Results

DPS Segment –

	Three Months Ended September 30,		Increase (Decrease)
($ in millions)	2013	2012	$		%

Revenues	$1,636.8	$1,279.7	$357.1		27.9%
Income before income taxes	$216.2	$198.8	$17.4		8.8%
Income before income taxes as a percent of revenues	13.2%	15.5%	N/	A	(2.3)%

Orders	$2,205.1	$1,475.6	$729.5		49.4%
Backlog (at period-end)	$9,161.5	$5,423.9	$3,737.6		68.9%

Revenues

The increase in revenues during the third quarter of 2013 as compared to the third quarter of 2012 was due to double-digit sales increases in each major product line:

•	Subsea revenues increased 41%, almost all of which was related to newly acquired businesses;

•	Drilling revenues were up 25% reflecting increased project activity as a result of higher beginning backlog levels; and

•	Surface equipment revenues increased 19% due mainly to increased activity levels in North American unconventional resource regions and higher shipments to customers in the Middle East and the North Sea.

Income before income taxes as a percent of revenues

The decrease in the ratio of income before income taxes as a percent of revenues was due primarily to:

•	a decline of 1.5 percentage-points in product margins, mainly associated with lower margins in the Drilling Systems product line,

•	higher selling and administrative expenses, nearly 80% of which were attributable to higher employee-related costs associated with headcount increases and higher facility costs (which in total accounted for approximately a 0.5 percentage-point decrease in the ratio), and

•	increased amortization of acquired intangibles in OneSubsea and higher depreciation expense primarily resulting from increased capital spending in recent periods for rental equipment and aftermarket expansion in the Surface and Drilling Systems businesses (approximately a 0.3 percentage-point decrease in the ratio).

Orders

The increase in orders was mainly attributable to:

•	a quadrupling in subsea orders as a result of an additional 49 subsea tree awards received in the third quarter of 2013 as compared to the same period last year, most of which are destined for the U.S. Gulf of Mexico and the U.K. North Sea, and

•	a 53% increase in drilling aftermarket orders.

Partially offsetting these increases was (i) a nearly 30% decline in major drilling project awards and (ii) a 3% decrease in orders for surface equipment reflecting lower demand from certain international customers, primarily in the Middle East and Latin America.

Backlog (at period-end)

Higher drilling and subsea equipment backlog, primarily resulting from strong demand within the last twelve months and backlog added from the businesses contributed by Schlumberger in connection with the formation of OneSubsea, accounted for over 90% of the total increase in DPS segment backlog from September 30, 2012 to September 30, 2013.

V&M Segment –

	Three Months Ended September 30,		Increase (Decrease)
($ in millions)	2013	2012	$		%

Revenues	$502.5	$536.0	$(33.5)		(6.3)%
Income before income taxes	$98.1	$105.6	$(7.5)		(7.1)%
Income before income taxes as a percent of revenues	19.5%	19.7%	N/	A	(0.2)%

Orders	$497.3	$485.8	$11.5		2.4%
Backlog (at period-end)	$1,057.6	$1,083.8	$(26.2)		(2.4)%

Revenues

The decrease in revenues was primarily attributable to a decrease in sales of engineered valves due to the absence of large project shipments when compared to the same period in 2012.  This decrease was partially offset by modest volume increases in aftermarket sales.

Income before income taxes as a percent of revenues

The decrease in the ratio of income before income taxes as a percent of revenues was attributable to:

•	a 2.3 percentage-point increase in the ratio of selling and administrative costs to revenue due to higher employee-related costs offset by

•	a 2.1 percentage-point decrease in the ratio of cost of sales to revenues resulting from a favorable mix change related to project shipments.

Orders

Overall, total segment orders were slightly higher when compared to the same period last year.  Most of the change was attributable to a 22% increase in distributed valve orders as a result of higher U.S. activity levels and the acquisition of Douglas Chero, offset by a 15% and an 8% decrease in process valve and measurement orders, respectively, relating to lower volumes in North America.

Backlog (at period-end)

Backlog levels for the V&M segment decreased slightly due to a 22% reduction in backlog of distributed valves and a 14% decline in process valves backlog at September 30, 2013 as compared to September 30, 2012.  These decreases were partially offset by an increase of 6% in the backlog of engineered valves.

PCS Segment –

	Three Months Ended September 30,		Increase (Decrease)
($ in millions)	2013	2012	$		%

Revenues	$356.5	$402.6	$(46.1)		(11.5)%
Income before income taxes	$34.2	$41.7	$(7.5)		(18.0)%
Income before income taxes as a percent of revenues	9.6%	10.4%	N/	A	(0.8)%

Orders	$343.2	$338.7	$4.5		1.3%
Backlog (at period-end)	$940.4	$1,090.0	$(149.6)		(13.7)%

Revenues

The decrease in revenues was due primarily to:

•	a 19% decrease in process systems revenues, nearly 85% of which was due to lower North American demand for wellhead and midstream processing equipment, and

•	a 70% decrease in Superior compressor sales due to the lack of large unit shipments occurring in the third quarter of 2013 as compared to those that occurred in the third quarter of 2012.

These decreases were partially offset by a 41% increase in sales of centrifugal compression equipment due to increased domestic and international shipments of air separation units and new plant air equipment.

Income before income taxes as a percent of revenues

The decrease in the ratio of income before income taxes as a percent of revenues was due primarily to flat to modest increases in depreciation and amortization expense and selling and administrative expenses in relation to an 11.5% decrease in revenues during the third quarter of 2013 as compared to the third quarter of 2012. This resulted in a 2.3 percentage-point decrease in the ratio of income before income taxes as a percent of revenues.

This decline was partially offset by 1.6 percentage points of total product margin improvement as better margins within the custom engineered processing product line more than offset higher costs in relation to revenues in the reciprocating and centrifugal compression equipment product lines.

Orders

Awards for major custom engineered processing equipment increased by 31% during the third quarter of 2013 as compared to the third quarter of 2012.  Orders for new Ajax compressors were also up substantially in the current year period as compared to weak order rates in the same period last year.

These increases were mostly offset by (i) a 31% decline in demand for wellhead and midstream processing equipment, (ii) a 65% decrease in Superior compressor orders due to the lack of demand in the third quarter of 2013 and (iii) a 24% decline in domestic and international orders for new engineered compressors designed mainly for air separation and process gas applications.

Backlog (at period-end)

Backlog at September 30, 2013 declined from the same period last year in all major product lines, except for new plant air equipment and Superior compressors, as a result of weaker order rates in recent periods which have not kept up with shipment and manufacturing activity levels.

Corporate Segment –

The $24.2 million increase in the loss before income taxes in the Corporate segment during the third quarter of 2013 as compared to the third quarter of 2012 (see Note 10 of the Notes to Consolidated Condensed Financial Statements) was due primarily to (i) a $10.5 million increase in other costs described above under “Consolidated Results” and (ii) a $10.2 million increase in selling and administrative costs as a result of increased salaries and benefits mainly associated with headcount increases.

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012

Market Conditions

Information related to drilling activity and certain commodity spot and futures prices during each year-to-date period follows:

	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	%
Drilling activity (average number of working rigs during period)(1):
United States	1,763	1,956	(193)	(9.9)%
Canada	347	363	(16)	(4.4)%
Rest of world	1,288	1,226	62	5.1%
Global average rig count	3,398	3,545	(147)	(4.1)%

Commodity prices (average of daily U.S. dollar prices per unit during period)(2):
West Texas Intermediate Cushing, OK crude spot price per barrel in U.S. dollars	$98.17	$96.12	$2.05	2.1%
Henry Hub natural gas spot price per MMBtu in U.S. dollars	$3.70	$2.54	$1.16	45.7%

(1)	Based on average monthly rig count data from Baker Hughes
(2)	Source: Bloomberg

The decrease in average worldwide operating rigs during the first nine months of 2013 as compared to the first nine months of 2012 was driven by lower North American natural gas focused drilling activity. Despite the improvement in natural gas pricing, the challenging economics associated with horizontal shale development drilling at current prices continues to constrain the overall rig market.  The average number of rigs drilling for gas was down nearly 36% in the United States and almost 5% in Canada in the first nine months of 2013 as compared to the first nine months of 2012.

Crude oil prices (West Texas Intermediate, Cushing, OK) increased throughout much of the first nine months of 2013 reaching a high of $110.53 per barrel in early September before closing the period at $102.33 per barrel.  On average, crude oil prices were slightly higher during the first nine months of 2013 as compared to the first nine months of 2012.

Natural gas (Henry Hub) prices continued to trend upward during the nine months ended September 30, 2013 when compared to the same period of the prior year. On average, prices during the first nine months of 2013 were up 45.7% as compared to the same period in 2012.

Consolidated Results

Consolidated net income for the nine months ended September 30, 2013 totaled $481.2 million compared to consolidated net income for the nine months ended September 30, 2012 of $532.2 million.  Diluted earnings per share attributable to Cameron stockholders for the first nine months of 2013 were $1.94, down 10.0% from $2.15 per share for the first nine months of 2012.

Included in the results for the first nine months of 2013 were charges of $80.2 million, primarily associated with:

•	formation and integration costs for OneSubsea, which became effective as a separate venture on June 30, 2013 and is described further in Note 2 of the Notes to Consolidated Condensed Financial Statements,

•	integration costs of other recent acquisitions,

•	the mark-to-market impact on certain currency derivatives,

•	currency devaluation and various other restructuring-related costs.

The results for the first nine months of 2012 included pre-tax charges of $11.8 million, primarily related to pension settlement, integration and various restructuring-related costs, net of gains from certain derivative transactions which were not designated as accounting hedges.

Absent these costs in both periods, diluted earnings per share attributable to Cameron stockholders would have decreased 3% as compared to the first nine months of 2012.

Total revenues for the Company increased $824.6 million, or 13.6%, reflecting higher activity levels in each major product line of the Company’s DPS segment.

As a percent of revenues, cost of sales (exclusive of depreciation and amortization) were up modestly from 70.7% for the first nine months of 2012 to 71.0% for the first nine months of 2013, mainly as a result of lower margins in the DPS segment, primarily in the Drilling Systems product line.

Selling and administrative expenses increased $143.6 million, or 17.0%, during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

•	Selling and administrative expenses were 14.3% for the first nine months of 2013 as compared to 13.9% for the first nine months of 2012.

•	Nearly 95% of the dollar increase was due to (i) higher employee-related costs as a result of increased headcount and travel and, (ii) higher facility-related costs, mainly for rent, insurance and maintenance of data processing and communications equipment and systems. The majority of the cost increases were in the DPS and V&M segments.

Depreciation and amortization expense totaled $223.5 million for the nine months ended September 30, 2013 as compared to $189.9 million for the nine months ended September 30, 2012, an increase of $33.6 million.  The increase was due mainly to higher amortization of acquired intangibles in OneSubsea and higher depreciation expense primarily resulting from increased capital spending in recent periods for rental equipment and aftermarket expansion in the Surface and Drilling Systems businesses.

Net interest increased $4.6 million, from $69.8 million during the first nine months of 2012 to $74.4 million during the first nine months of 2013, mainly as a result of $5.2 million of interest on new senior notes issued by the Company in May 2012.

Other costs totaled $80.2 million for the nine months ended September 30, 2013 as compared to $11.8 million for the nine months ended September 30, 2012, an increase of $68.4 million.  See Note 3 of the Notes to Consolidated Condensed Financial Statements for further information on the nature of these items.

The effective income tax rate for the first nine months of 2013 was 24.4% as compared to 19.9% for the first nine months of 2012.  The increase in the tax rate was mainly due to recognition of various foreign taxes and an increase in certain foreign valuation allowances, largely arising as a result of the formation of OneSubsea.

Segment Results

DPS Segment –

	Nine Months Ended September 30,		Increase (Decrease)
($ in millions)	2013	2012	$		%

Revenues	$4,344.2	$3,477.6	$866.6		24.9%
Income before income taxes	$566.3	$510.2	$56.1		11.0%
Income before income taxes as a percent of revenues	13.0%	14.7%	N/	A	(1.7)%

Orders	$6,450.8	$4,782.2	$1,668.6		34.9%

Revenues

The increase in revenues during the first nine months of 2013 as compared to the first nine months of 2012 was due to double-digit sales increases in each major product line:

•	drilling equipment revenues were up 28%, primarily related to (i) the impact of newly acquired businesses, which accounted for approximately 31% of the increase, and (ii) higher activity levels on major rig construction projects as a result of higher beginning-of-period backlog,

•	subsea equipment revenues rose almost 24% mainly as a result of (i) the impact of newly acquired businesses which accounted for approximately 64% of the increase, and (ii) higher project activity levels, particularly in the Asia Pacific region, and

•	surface equipment revenues increased approximately 23%, largely as a result of increased activity levels in unconventional resource regions of North America, as well as increased international customer demand in the Caspian Sea, the North Sea, the Middle East and in the Asia Pacific region.

Income before income taxes as a percent of revenues

The decrease in the ratio of income before income taxes as a percent of revenues was due primarily to:

•	a decline of 1.4 percentage-points in product margins, mainly associated with lower margins in the Drilling Systems product line, and

•	higher selling and administrative expenses, nearly 80% of which were attributable to (i) higher employee-related costs associated with headcount increases and (ii) higher facility costs, as well as higher depreciation and amortization expense (which in total accounted for approximately a 0.2 percentage-point decrease in the ratio).

Orders

The growth in orders was primarily attributable to:

•	a 96% increase in subsea orders, mainly as a result of (i) an award received during the first nine months of 2013 from Petrobras for subsea trees and associated equipment for use in Pre- and Post-Salt basins offshore Brazil, (ii) a large booking in the same period to supply subsea production systems to a project offshore Nigeria, and (iii) increased demand for trees in the U.K. North Sea, as well as

•	a 28% increase in orders for surface equipment due to higher activity levels in most major regions of the world, with increased demand from customers in unconventional resource regions of North America, the North Sea, and the Middle East accounting for the majority of the improvement.

Drilling orders were down modestly as a lower level of major project awards during the first nine months of 2013 more than offset increased demand for aftermarket parts and services and the impact on current period orders of newly acquired businesses.

V&M Segment –

	Nine Months Ended September 30,		Increase (Decrease)
($ in millions)	2013	2012	$		%

Revenues	$1,558.3	$1,585.5	$(27.2)		(1.7)%
Income before income taxes	$320.2	$309.3	$10.9		3.5%
Income before income taxes as a percent of revenues	20.5%	19.5%	N/	A	1.0%

Orders	$1,559.6	$1,563.6	$(4.0)		(0.3)%

Revenues

Overall segment revenues were relatively flat for the period when compared to the same period in the prior year. A double-digit increase in aftermarket sales coupled with a 6% increase in process valve sales were offset by lower measurement, distributed and engineered valve sales.

Income before income taxes as a percent of revenues

The increase in the ratio of income before income taxes as a percent of revenues was attributable to:

•	a 2.9% percentage-point decrease in the ratio of cost of sales to revenues resulting from a favorable mix change related to project shipments and an increase in engineered valve product line margins, partially offset by:

•	a 1.9% percentage-point increase in the ratio of selling and administrative costs to revenue due to higher employee-related costs.

Orders

Total segment orders were relatively flat when compared to the same period last year.  An 18% increase in orders for distributed valves, resulting from distributors continuing to replenish the lower inventory levels from year-end coupled with higher U.S. activity levels, was more than offset by declines of approximately 7% and 11%  in both engineered and process valve orders, respectively, due to lower worldwide project activity levels.

PCS Segment –

	Nine Months Ended September 30,		Increase (Decrease)
($ in millions)	2013	2012	$		%

Revenues	$998.4	$1,013.2	$(14.8)		(1.5)%
Income before income taxes	$79.4	$79.2	$0.2		0.3%
Income before income taxes as a percent of revenues	8.0%	7.8%	N/	A	0.2%

Orders	$999.6	$1,097.7	$(98.1)		(8.9)%

Revenues

The decrease in revenues was due primarily to:

•	a 26% decrease in demand for North American wellhead and midstream processing equipment, and

•	a nearly 51% decrease in Superior compressor sales due to the lack of large unit shipments occurring in the first nine months of 2013 as compared to the first nine months of 2012 as a result of weak order rates in recent periods.

These product line sales decreases were almost entirely offset by:

•	a 24% increase in sales of centrifugal compression equipment, mainly reflecting large multi-unit shipments of air separation and process gas equipment, along with higher demand for aftermarket parts, mainly associated with new unit sales, and increased demand for repair and upgrade services, as well as

•	a nearly 10% increase in custom engineered process systems revenues mainly reflecting higher activity levels on major projects underway.

Income before income taxes as a percent of revenues

The increase in the ratio of income before income taxes as a percent of revenues was primarily due to a 0.7 percentage-point decrease in the ratio of cost of sales to revenues, mainly as a result of improved margins in the custom engineered processing equipment product line.

Partially offsetting this effect was a 0.6 percentage-point increase in the ratio of selling and administrative costs to revenues resulting mainly from higher facility-related costs, primarily for rent and insurance, in relation to a modest decline in revenues.

Orders

Overall, segment orders decreased across all major product lines, except custom engineered processing equipment and plant air equipment. The decreases are primarily a result of:

•	a 37% decline in centrifugal engineered equipment orders due mainly to weaker international demand for new process gas and air separation equipment,

•	a 12% decline in orders for reciprocating compression equipment as a result of large project awards received in the first nine months of 2012 for Ajax units and Superior compressors that did not reoccur during the first nine months of 2013, and

•	a 24% decline in demand for North American wellhead and midstream processing equipment.

These decreased order rates were partially offset by:

•	a 37% increase in orders for new plant air equipment reflecting stronger domestic and international demand, and

•	a 7% increase in project awards, mainly from international customers, for new custom engineered processing equipment solutions.

Corporate Segment –

The $95.1 million increase in the loss before income taxes in the Corporate segment during the nine-month period ended September 30, 2013 as compared to the nine-month period ended September 30, 2012 (see Note 10 of the Notes to Consolidated Condensed Financial Statements) was due primarily to (i) a $68.4 million increase in other costs described above under “Consolidated Results” and (ii) an $18.3 million increase in selling and administrative expenses due mainly to higher salaries and benefits associated with headcount increases, higher maintenance fees for new data processing software and increased rent expense.

Liquidity and Capital Resources

Consolidated Condensed Statements of Cash Flows

During the first nine months of 2013, net cash provided by operations totaled $206.5 million, an increase of $68.3 million from the $138.2 million of cash provided by operations during the first nine months of 2012.  Most of the increase was due to lower cash needs for working capital in the first nine months of 2013 as compared to the same period last year.

Cash totaling $463.9 million was used to increase working capital during the first nine months of 2013 compared to $582.7 million during the first nine months of 2012, a decrease of $118.8 million.  During the first nine months of 2013, $449.9 million of cash was used to build inventory levels, primarily in the DPS segment, in order to meet the demands from increased bookings and activity levels.

Cash provided by investing activities was $312.8 million during the first nine months of 2013 compared to $504.8 million of cash used for investing activities during the first nine months of 2012.  Most of this increase is related to cash received in the second quarter from Schlumberger in connection with the formation of  OneSubsea.  In the same period of 2012, the Company paid $309.6 million for acquisitions in its DPS segment and incurred $280.4 million in capital expenditures.  Capital expenditures for the first nine months of 2013 totaled $305.9 million.

Net cash used for financing activities totaled $436.4 million for the first nine months of 2013, mainly due to the purchase of treasury shares at a total cash cost of $557.9 million.  This was partially offset by proceeds from stock option exercises, net of tax, totaling $30.0 million and net cash received from transactions with noncontrolling interest owners of $55.0 million. Treasury shares issued in satisfaction of stock option exercises and vesting of restricted stock units during the nine months ended September 30, 2013 totaled 1,639,705 shares.

Future liquidity requirements

At September 30, 2013, the Company had nearly $1.8 billion of cash, cash equivalents and short-term investments, approximately 29% of which were located in the United States.  Using cash, cash equivalents or short-term investment balances domiciled outside the United States for investing activity in the United States and/or shareholder return actions could incur additional tax expense.  Total debt at September 30, 2013 was $2.1 billion, most of which was in the United States.  Excluding capital leases, over $500.0 million of the debt obligations have maturities within the next three-year period.  The remainder of the Company’s long-term debt is due in varying amounts between 2018 and 2041.  The Company also accepts advance payments from customers against orders in process and, at September 30, 2013, we had approximately $436 million of unexpired bank guarantees securing such customer advances.

The Company’s backlog is at a record level, up almost 30.0% from December 31, 2012, and orders for the first nine months of 2013 were 21.0% higher than orders for the first nine months of 2012.  The Company views its backlog of unfilled orders, current order rates, current rig count levels and current and future expected oil and gas prices to be, in varying degrees, leading indicators of and factors in determining its estimates of future revenues, cash flows and profitability levels.  Information regarding actual 2013 and 2012 average rig count and commodity price levels for the current quarter and the first nine months of each period and forward-looking twelve-month market-traded futures prices for crude oil and natural gas are shown in more detail under the caption “Market Conditions” above.  A more detailed discussion of orders and backlog by segment may be found under “Third Quarter 2013 Compared to Third Quarter 2012 - Segment Results” above.  As a result of these and other factors, the Company currently anticipates further growth in consolidated backlog and revenues during the remainder of 2013, although certain shorter cycle businesses may be negatively impacted in the near term by the recent weakening in activity levels in certain regions of North America and economic uncertainty in various other parts of the world.  This growth is also expected to lead to increased needs for the use of cash for capital spending on new equipment and facilities, currently expected to approximate $500.0 million in 2013, and to increase working capital in certain businesses to meet the increased demand from its customers.

The Company believes, based on its current financial condition, existing backlog levels and current expectations for future market conditions, that it will be able to meet its short- and longer-term liquidity needs with existing cash, cash equivalents and short-term investments on hand, expected cash flow from future operating activities and amounts available under its $835.0 million five-year multi-currency Revolving Credit Facility, which ultimately expires on June 6, 2016.  At September 30, 2013, the amount available for borrowing under the Revolving Credit Facility totaled $809.6 million.  The Company also has a three-year $250.0 million committed multi-currency revolving letter of credit facility with a third party bank, expiring on February 2, 2015.  At September 30, 2013, the Company had issued letters of credit totaling $185.0 million under this revolving credit facility, leaving a remaining amount of $65.0 million available for future use.

Factors That May Affect Financial Condition and Future Results

Downturns in the oil and gas industry have had, and will likely in the future have, a negative effect on the Company’s sales and profitability.

Demand for most of the Company’s products and services, and therefore its revenue, depends to a large extent upon the level of capital expenditures related to oil and gas exploration, development, production, processing and transmission. Declines, as well as anticipated declines, in oil and gas prices could negatively affect the level of these activities, or could result in the cancellation, modification or rescheduling of existing orders. As an example, natural gas spot prices in the United States declined during the first half of 2012 to less than $2 per MMBtu, the lowest level in the last decade.  Although natural gas prices have subsequently increased, current rig count levels associated with dry gas extraction activities have not fully recovered to previous levels.  This has negatively impacted order levels by the Company’s customers which will affect the Company’s future revenues and profitability.  See also the discussion in “Market Conditions” and “Outlook” above.

The inability of the Company to deliver its backlog or future orders on time could affect the Company’s future sales and profitability and its relationships with its customers.

At September 30, 2013, the Company’s backlog was approximately $11.2 billion.  The ability to meet customer delivery schedules for this backlog, as well as future orders, is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for large subsea projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. As an example, the Company’s drilling business has recently acquired two large businesses and has a record backlog to deliver.  As a result, the complexity of execution within this business has increased from that of the past.  Many of the contracts the Company enters into with its customers require long manufacturing lead times and contain penalty or incentive clauses relating to on-time delivery. A failure by the Company to deliver in accordance with customer expectations could subject the Company to financial penalties or loss of financial incentives and may result in damage to existing customer relationships. Additionally, the Company bases its earnings guidance to the financial markets on expectations regarding future order rates and the timing of delivery of product currently in backlog.  Failure to deliver equipment in accordance with expectations could negatively impact the market price performance of the Company’s common stock and other publicly-traded financial instruments.

A deterioration in future expected profitability or cash flows could result in an impairment of the Company’s goodwill.

Total goodwill was approximately $2.9 billion at September 30, 2013, approximately 29.0% of which was allocated to the Company’s PCS segment, which includes the majority of the NATCO operations acquired in 2009.  The majority of PCS goodwill resides in the separation businesses.  Total goodwill associated with these businesses was approximately $798.7 million at September 30, 2013 ($800.7 million at December 31, 2012).  Profitability within these businesses has been below historical levels due to several factors, including competitive pressures, production inefficiencies and market slowdowns.  The Company’s evaluation of the fair value of these businesses assumes future improvements in these businesses over time and improvement in the gas production and separation markets.  If the financial performance of these businesses does not show improvement, or if a future evaluation determines that such improvements are not likely to occur due to continued weakness in the markets, or if the Company chooses to reorganize its reporting unit structure involving various components of these businesses, an impairment of goodwill could be necessary.

In addition, the formation of OneSubsea added $994.7 million of goodwill to the Company’s subsea reporting unit for a total reporting unit goodwill balance of $1.1 billion at September 30, 2013.  Should a future evaluation of the profitability and cash flows of this business fall significantly below current expectations, a future impairment of goodwill may also be necessary for this reporting unit.

Execution of subsea systems projects exposes the Company to risks not present in its other businesses.

Cameron, through OneSubsea, is a significant participant in the subsea systems projects market.  This market is significantly different from most of the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and, in some cases, may require the development of new technology. The Company’s subsea business unit received orders in the amount of $2.8 billion during the first nine months of 2013.  Total backlog for OneSubsea at September 30, 2013 was approximately $4.2 billion, of which approximately $2.2 billion was for subsea systems projects.  To the extent the Company experiences unplanned difficulties in meeting the technical and/or delivery requirements of the projects or has difficulty fully integrating the businesses contributed by Schlumberger to OneSubsea into its operations, the Company’s earnings or liquidity could be negatively impacted. The Company accounts for its subsea projects, as it does its separation and drilling projects, using accounting rules for construction-type and production-type contracts.  In accordance with this guidance, the Company estimates the expected margin on these projects and recognizes this margin as units are completed.  Factors that may affect future project costs and margins include the ability to properly execute the engineering and design phases consistent with our customers’ expectations, production efficiencies obtained, and the availability and costs of labor, materials and subcomponents.  These factors can significantly impact the accuracy of the Company’s estimates and materially impact the Company’s future period earnings.  If the Company experiences cost overruns, the expected margin could decline.  Were this to occur, in accordance with the accounting guidance, the Company would record a cumulative adjustment to reduce the margin previously recorded on the related project in the period a change in estimate is determined.  As an example, the Company incurred a $51.0 million charge in 2011 for cost overruns on a large subsea project in Nigeria.  Subsea systems projects accounted for approximately 11.0% of total revenues in the first nine months of 2013.

Expansion of the Company’s offerings in the drilling market creates additional risks not previously present.

The Company’s acquisitions of LeTourneau Technologies Drilling Systems, Inc. and the TTS Energy Division of TTS Group ASA (TTS) have expanded the Company’s portfolio of products and services available to customers involved in oil and gas drilling activities.  In particular, TTS has brought additional capabilities for the Company to offer expanded engineering and project management expertise on large drilling rig construction projects that were not previously available.  Such projects however, (i) require significantly more engineering and project management expertise than are needed for projects involving the supply of drilling stacks and associated equipment to customers, (ii) are larger in financial scope and (iii) require longer lead times than many other projects involving the Company’s Drilling Systems business.  Additionally, unplanned difficulties in engineering and managing the construction of such major projects could result in cost overruns and financial penalties which could negatively impact the Company’s margins and cash flow.  These projects are accounted for using accounting rules for production-type and construction-type contracts.  Similar to subsea systems projects described above, a reduction in expected margins on these projects from such unplanned events would result in a cumulative adjustment to reduce margins previously recognized in the period a change in estimate is determined.

As a designer, manufacturer, installer and servicer of oil and gas pressure control equipment, the Company may be subject to liability, personal injury, property damage and environmental contamination should such equipment fail to perform to specifications.

Cameron provides products and systems to customers involved in oil and gas exploration, development and production, as well as in certain other industrial markets.  Some of the Company’s equipment is designed to operate in high-temperature and/or high-pressure environments on land, on offshore platforms and on the seabed.  Some of the Company’s equipment is also designed for use in hydraulic fracturing operations.  Cameron also provides aftermarket parts and repair services at numerous facilities located around the world or at customer sites for this and other equipment.  Because of applications to which the Company’s products and services are put, particularly those involving the high temperature and/or pressure environments, a failure of such equipment, or a failure of our customer to maintain or operate the equipment properly, could cause damage to the equipment, damage to a customer’s other property, personal injury and environmental contamination, onshore or offshore leading to claims made against Cameron.

Cameron is currently party to litigation involving personal injury, property damage and environmental contamination alleged to have been caused by failures of the Company’s equipment.  For example, see Deepwater Horizon Matter and Other Litigation in Note 13 of the Notes to Consolidated Condensed Financial Statements.  For a discussion of the risks of and regulatory responses to hydraulic fracturing, see the risk factor “The Company is subject to environmental, health and safety laws and regulations that expose the Company to potential liability and proposed new regulations that would restrict activities to which the Company currently provides equipment and services”, below.

The implementation of an upgraded business information system may disrupt the Company’s operations or its system of internal controls.

The Company has underway a project to upgrade its SAP business information systems worldwide.  The first stage of this multi-year effort was completed at the beginning of the third quarter of 2011 with the deployment of the upgraded system for certain businesses within the Company’s PCS segment.  Certain other businesses began operating on the upgraded system during 2012.  As of October 2013, nearly all businesses within the V&M segment are now utilizing the upgraded system.  The V&M segment is a major contributor to the Company’s consolidated revenues and income before income taxes.

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

The Company has established multiple “Centers of Excellence” facilities for manufacturing such products as subsea trees, subsea chokes, subsea production controls and blowout preventers (BOPs). These production facilities are located in the United Kingdom, Brazil and other European and Asian countries. To the extent the Company sells these products in U.S. dollars, the Company’s profitability is eroded when the U.S. dollar weakens against the British pound, the euro, the Brazilian real and certain Asian currencies, including the Singapore dollar. Alternatively, profitability is enhanced when the U.S. dollar strengthens against these same currencies.  For further information on the use of derivatives to mitigate certain currency exposures, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk” below and Note 14 of the Notes to Consolidated Condensed Financial Statements.

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

The political and economic risks of doing business on a worldwide basis include the following:

•	volatility in general economic, social and political conditions;

•	the effects of civil unrest and sanctions imposed by the United States and other governments on transactions with various countries, such as Iran;

•	the effects of civil unrest on the Company’s business operations, customers and employees, such as that recently occurring in several countries in the Middle East;

•	differing tax rates and/or increasing tax rates. Economic conditions around the world have resulted in decreased tax revenues for many governments, which have led and could continue to lead to changes in tax laws in countries where the Company does business, including further changes in the United States. Changes in tax laws could have a negative impact on the Company’s future results;

•	exchange controls or other similar measures that result in restrictions on repatriation of capital and/or income, such as those involving the currencies of, and the Company’s operations in, Angola and Nigeria; and

•	reductions in the number or capacity of qualified personnel.

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

In addition customers in countries such as Angola and Nigeria increasingly are requiring the Company to accept payments in the local currencies of these countries.  These currencies do not currently trade actively in the world’s foreign exchange markets.  The Company also has various manufacturing and aftermarket operations in Venezuela that contributed more than $82.5 million in revenues during the first nine months of 2013.  The economy in Venezuela is highly inflationary and becoming more regulated and politically unstable due to election of a new President following the death of his long-time predecessor.  These factors create political and economic uncertainty with regard to their impact on the Company’s continued operations in this country.  As an example, it was announced in February 2013 that Venezuela had devalued its currency from 4.3 bolivars per dollar to 6.3 bolivars per dollar. This resulted in an approximate $9.5 million foreign exchange loss for the Company that was recorded in “Other costs” during the first nine months of 2013.

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

The Company’s operations require it to deal with a variety of cultures, as well as agents and other intermediaries, exposing it to anti-corruption compliance risks.

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

The Company provides equipment and services to companies employing hydraulic fracturing or “fracking” and could be adversely impacted by new regulations of this enhanced recovery technique.  Environmental concerns have been raised regarding the potential impact on underground water supplies of fracturing which involves the pumping of water and certain chemicals under pressure into a well to break apart shale and other rock formations in order to increase the flow of oil and gas embedded in these formations.  Recently, certain U.S. states have proposed regulations regarding disclosure of chemicals used in fracking operations or have temporarily suspended issuance of permits for conducting such operations.  Additionally, the United States Environmental Protection Agency (EPA) issued rules which become effective in January 2015 and which are designed to limit the release of volatile organic compounds, or pollutants, from natural gas wells that are hydraulically fractured.  The EPA has published draft permitting guidance for oil and gas hydraulic fracturing activities using diesel fuels and is continuing to study whether the fracking process has any negative impact on underground water supplies.  A draft of the final report on the results of the study is expected in 2014.  Should additional governmental regulations ultimately be imposed that further restrict or curtail hydraulic fracturing activities, the Company’s revenues and earnings could be negatively impacted.

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

Additionally, in September 2013, the EPA proposed Clean Air Act standards to cut carbon pollution from new power plants.  The EPA is also continuing to seek input for the development of emission guidelines for existing power plants.

To the extent the Company’s customers are subject to these or other similar proposed or newly enacted laws and regulations, the Company is exposed to risks that the additional costs by customers to comply with such laws and regulations could impact their ability or desire to continue to operate at current or anticipated levels in certain jurisdictions, which could negatively impact their demand for the Company’s products and services.

To the extent Cameron becomes subject to any of these or other similar proposed or newly enacted laws and regulations, the Company expects that its efforts to monitor, report and comply with such laws and regulations, and any related taxes imposed on companies by such programs, will increase the Company’s cost of doing business in certain jurisdictions, including the United States, and may require expenditures on a number of its facilities and possibly on modifications of certain of its compression products, which involve use of power generation equipment.

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

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Sarbanes-Oxley Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no material changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013.

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

Not all suits arising out of the Deepwater Horizon Matter were consolidated into the MDL proceeding and a number of suits have been filed recently which have not yet been consolidated into the MDL proceeding.  The Company has been named as a defendant in over 50 such suits, all of which allege substantially the same facts, make substantially the same allegations and seek substantially the same relief as the cases consolidated into the MDL proceeding.  The Company currently anticipates that all claims against the Company in the cases filed, or any more that may be filed in connection with the Deepwater Horizon Matter, will either be dismissed as a result of the rulings of the Court in the MDL proceeding or on their own merits or lack thereof.  In any event, all damages, other than punitive damages, that could be imposed against the Company in such cases would be covered by the Company's agreement with BPXP.

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

No accruals have been recorded as of September 30, 2013 as the Company does not consider losses to be probable for any of these matters at this time.

Item 1A. Risk Factors

The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 33 – 38 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Treasury share purchases

Under a resolution adopted in December 2011, the Board of Directors granted the Company the authority to repurchase shares of its common stock up to a total amount of $500.0 million.  The Board increased this authority by $150.0 million in August 2013 and added another $1 billion in October 2013 to the amount authorized.  The Company, under these authorizations, may purchase shares directly or indirectly by way of open market transactions or structured programs, including the use of derivatives, for the Company’s own account or through commercial banks or financial institutions.

Shares of common stock purchased and placed in treasury during the three months ended September 30, 2013 under the Board’s authorization program described above were as follows:

Period	Total number of shares purchased during the period	Average price paid per share	Cumulative number of shares purchased as part of repurchase program	Maximum number of shares that may yet be purchased under repurchase program(1),(2)
7/1/13 – 7/31/13	1,352,306	$59.36	3,927,561	4,473,850
8/1/13 – 8/31/13	3,987,658	$56.98	7,915,219	3,311,604
9/1/13 – 9/30/13	2,337,318	$59.07	10,252,537	856,598
Total	7,677,282	$58.04	10,252,537	856,598

(1)	Based upon actual approved authority available at each month end using the month-end stock price.
(2)	Subsequent to September 30, 2013, the Company’s Board of Directors increased the share repurchase authority by an additional $1 billion.

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

Date: October 29, 2013	CAMERON INTERNATIONAL CORPORATION

(Registrant)

	By:	/s/ Charles M. Sledge
Charles M. Sledge
Senior Vice President and Chief Financial Officer and authorized to sign on behalf of the Registrant

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification

31.2	Certification

32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document