Form 10-K
period 2013-12-31
CAMERON INTERNATIONAL CORP
filed 2014-02-26
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant as of June 30, 2013, our most recently completed second fiscal quarter, was approximately $12,862,353,063.  For purposes of the determination of the above statement amount only, all the directors and executive officers of the registrant are presumed to be affiliates. The number of shares of Common Stock, par value $.01 per share, outstanding as of February 14, 2014, was 216,782,270.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Annual Report to Stockholders for the year ended December 31, 2013 are incorporated by reference into Parts I and II. Portions of the registrant’s 2014 Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2014 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Cameron International Corporation (Cameron or the Company) provides flow equipment products, systems and services to worldwide oil, gas and process industries through three business segments, Drilling and Production Systems (DPS), Valves & Measurement (V&M) and Process & Compression Systems (PCS).  For additional business segment information for each of the three years in the period ended December 31, 2013, see Note 15 of the Notes to Consolidated Financial Statements, which Notes are incorporated herein by reference in Part II, Item 8 of this Annual Report on Form 10-K.

In 1920, Jim Abercrombie, Ed Lorehn, Harry Cameron and several other partners incorporated an oilfield repair shop in Houston, Texas under the name Cameron Iron Works (CIW).  Abercrombie subsequently invented and CIW manufactured the industry’s first blowout preventer for use in oil and gas well drilling.  CIW grew rapidly due to sales of blowout preventers and other oilfield equipment.  In the early 1940’s, CIW entered the market for defense-related equipment becoming a major supplier of anti-submarine and other naval armaments to the U.S. Navy.  CIW also became a leading supplier of forged metal products for both defense and oilfield applications replacing less durable cast metal components of the day.  CIW subsequently expanded into various other flow control, valve and pressure control equipment businesses acquiring Joy Petroleum Equipment and McEvoy-Willis wellhead equipment prior to its acquisition by Cooper Industries, Inc. in 1989.

Cameron was incorporated in its current form as a Delaware corporation on November 10, 1994, when Cooper Industries transferred all of the assets and liabilities of its Petroleum and Industrial Equipment segment into this new entity.  Following this, the Company operated as a wholly-owned subsidiary of Cooper Industries from 1994 until June 30, 1995, when it was spun-off as a separate stand-alone company and renamed Cooper Cameron Corporation.  The Company subsequently changed its name to Cameron International Corporation in May 2006.  Since becoming a stand-alone company, Cameron has made numerous acquisitions, including the 1996 acquisition of Ingram Cactus Company, the 1998 acquisition of Orbit Valve International, Inc., 2004’s acquisition of Petreco International, Inc., the purchase of substantially all of the businesses within the Flow Control segment of Dresser, Inc. in 2005, the acquisition of NATCO Group Inc. (NATCO) in 2009, the purchase of LeTourneau Technologies Drilling Systems, Inc. in 2011 and the acquisition of the TTS Energy Division from TTS Group, ASA in 2012.  In 2013, Cameron and Schlumberger Limited joined together to form OneSubsea™, a venture established to manufacture and develop products, systems and services for the subsea oil and gas market.  Cameron is a 60% owner and manager of OneSubsea.  Today, Cameron is a Fortune 500 company with annual revenues of $9.8 billion and a workforce of over 29,000 employees.  Cameron also has legal entities in more than 50 countries worldwide.

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

Business Segments

Markets and Products

Drilling & Production Systems Segment

The DPS segment includes businesses that provide systems and equipment used to drill, control pressures and direct flows of oil and gas wells. Its products are employed in a wide variety of operating environments including basic onshore fields, highly complex onshore and offshore environments, deepwater subsea applications and ultra-high temperature geothermal operations.

The products within this segment include drilling equipment packages, blowout preventers (BOPs), drilling risers, top drives, draw works, complete wellhead and Christmas tree systems for onshore and offshore applications, subsea production systems and manifolds and aftermarket parts and services.  In addition, the DPS segment designs and manufactures structural components for land and offshore drilling rigs.  The segment’s businesses also manufacture elastomers, which are used in pressure and flow control equipment and other petroleum industry applications, as well as in the petroleum, petrochemical, rubber molding and plastics industries.

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

The businesses included in this segment are as follows:

Drilling Systems –

Drilling Systems is one of the leading global suppliers of integrated drilling systems for onshore and offshore applications. Drilling equipment designed and manufactured includes ram and annular BOPs, control systems, drilling risers, drilling valves, choke and kill manifolds, diverter systems, top drives, draw works, mud pumps, pipe handling equipment, other rig products and aftermarket parts and services. The products are marketed under the Cameron®, Guiberson™, H&H CUSTOM™, H&H Melco™, LeTourneau®, Lewco®, OEM®, Sense™ and Townsend™ brand names.

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

Drilling Systems continues to be a primary supplier of BOPs and related equipment to the drilling industry.  The level of major project awards for new drilling equipment is often influenced by construction cycles for new build deepwater drillships and semi-submersibles, as well as shallow water jack-up rigs.  In recent years, the level of such awards was strong during the 2006 – 2008 and 2011 – 2012 time periods but has tapered off in 2013.  During 2012, orders for drilling equipment nearly doubled from 2011 as a result of the LeTourneau and TTS acquisitions mentioned above and due to a high level of major awards for drilling stacks and related equipment for new deepwater drilling rigs and as spares for existing rigs.  Additionally, land drilling has been bolstered in recent years by increased investment in unconventional markets like the major shale areas in North America and higher activity levels in the Middle East, Caspian and Far East.

Tighter regulations for the industry and an increased focus on safety have caused drilling contractors and operators, both on land and in deepwater environments, to turn to original equipment manufacturers (OEMs) for service, equipment repair and related parts, in many cases to re-certify BOP stacks back to OEM specifications or for new equipment to replace an aging fleet.  This has led to increased demand for aftermarket services and for additional drilling stacks, BOP’s and related equipment for use as spares to supplement or replace existing equipment currently in use.  The strong level of demand for aftermarket parts and services has contributed to a record backlog in this business, including a 13% increase from year end 2012 levels.

Drilling Systems has had efforts underway in the last couple of years to expand its global aftermarket capabilities as a result of the renewed industry emphasis on safety and enhanced focus on use of OEMs.  In order to meet increased customer demand, Drilling Systems increased its capital spending in 2013 by nearly 15% as compared to 2012 in order to expand its manufacturing capabilities in Singapore and Berwick, Louisiana, and to continue to add to its aftermarket capabilities worldwide.

Surface Systems –

Surface Systems designs and manufactures complete wellhead and Christmas tree systems for onshore and offshore applications – from conventional to high-pressure, high temperature systems, to specialized systems for dry completions and heavy oil.  Surface Systems, with its extensive global installed base of equipment, is the industry’s largest provider of surface completion and production equipment and has a large aftermarket footprint in each of its served markets.  Surface Systems provides a complete portfolio of API 6A valves, chokes, actuators and artificial lift technologies marketed under the Cameron®, Camrod™, IC™, McEvoy®, Precision™, SBS™, Tundra™, Willis® and WKM® brand names.

New technology developments, along with robust customer spending in recent years for exploration and production within unconventional resource regions of North America, has resulted in increased demand for the Company’s equipment and services.  In order to further enhance its worldwide surface product and service offerings, the Company acquired Elco Filtration and Testing, Inc., CairnToul Well Equipment Services Limited and ICI Artificial Lift, Inc. during 2012.  As a result of these acquisitions, continued high demand for equipment and hydraulic fracturing support services in unconventional resource regions of North America, expansion into Iraq and higher activity and market penetration levels in certain other regions of the world, Surface Systems was able to exceed its previous record bookings level in 2012 by 23%, setting a new record in 2013.

Capital spending by Surface Systems increased 18% in 2013 as compared to 2012.  During 2013, the business added machine tools to increase its global capacity, continued to expand its fleet of rental equipment and added additional office space in connection with the Company’s continued growth.

OneSubsea –

On June 30, 2013, Cameron and Schlumberger Limited completed the formation of OneSubsea.  Cameron contributed its existing subsea business unit and received $600 million from Schlumberger, while Schlumberger contributed its Framo, Surveillance, Flow Assurance and Power and Controls businesses.  As 60% owner, Cameron is managing the venture and reflecting a noncontrolling interest in its financial statements for Schlumberger’s 40% interest in the venture.

Now established, OneSubsea is a leading provider of subsea production systems, subsea processing, controls, manifolds & wellheads. Furthermore, OneSubsea has an extensive service offering that spans all phases of production over the full life of the field.  In addition, with supporting services and technologies from its parent companies, OneSubsea has the ability to plan and deliver fully integrated solutions, requiring systems engineering and project management as well as installation and aftermarket support, from the reservoir to the producing facility.  OneSubsea markets its products under the Cameron®, Mars™, McEvoy® and Willis® brand names.

Strong demand, mainly for projects offshore Brazil and in the UK North Sea, led to an 87% increase in the number of subsea trees awarded in 2013 as compared to 2012.  Of particular note was an award valued at almost $670 million for subsea trees and associated equipment destined for Pre-Salt and Post-Salt areas offshore Brazil, with deliveries of certain equipment commencing in 2014.

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

During 2013, V&M experienced weakness, primarily in the Engineered Valves product line, after strong growth in both 2011 and 2012.

The businesses included in this segment are as follows:

Distributed Valves –

Distributed Valves provides a wide variety of valves used in the exploration, production and transportation of oil and gas, with products historically sold through a network of wholesalers and distributors, primarily in North America and to upstream markets in Asia-Pacific and the Middle East.  In order to expand the Company’s downstream industrial valve offerings, Douglas Chero, a forged gate, globe and check valve manufacturer located in Italy, was acquired during 2013 as an addition to the Distributed Valves division.

Distributed valves are marketed under the brand names AOP™, Demco®, Douglas Chero™,  Dynatorque™, Maxtorque™, Navco®, Newco®, Nutron®, OIC®, Techno™, Texstream™, Thornhill Craver®, Wheatley® and WKM®.

Engineered Valves –

Engineered Valves provides a full range of highly customized ball, gate and check valves serving the oil and gas production, pipeline, subsea and liquefied natural gas (LNG) markets. Products are marketed under the brand names Cameron®, Entech™, Grove®, Ledeen™, Ring-O®, TK®, Tom Wheatley® and WKM®.  Demand for engineered valves has historically been affected by the scope and timing of large development and infrastructure projects involving long lead times.

Process Valves –

Process Valves provides valves under the brand names of General Valve®, Orbit® and TBV™ for use in critical service applications that are often subject to extreme temperature conditions, particularly in refinery, power generation (including nuclear), chemical, petrochemical, gas processing and liquid storage terminal markets, including LNG.

Measurement Systems –

Measurement Systems designs, manufactures and distributes measurement products, systems and solutions to the global oil and gas, process and power industries. The group’s main product brand names include Barton®, Caldon®, Clif Mock™, Jiskoot™, Linco™ and Nuflo™ .

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

The PSE business provides standard and traditional wellhead and midstream oil, gas and water separation equipment along with aftermarket parts and services, as well as total solutions bundling, product rationalization and asset management capabilities for customer’s operating equipment in conventional oil and gas fields, as well as unconventional resource locations.  PSE’s main manufacturing facilities are located in Texas and North Dakota.

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

Reciprocating Compression also provides global support for its products and maintains sales and service offices in key international locations. For the year ended December 31, 2013, approximately 65% of the Reciprocating Compression revenues were generated by sales of aftermarket parts and services in support of the Company’s worldwide installed base of compression equipment.

Customers for PRC products include oil and gas majors, national oil companies, petrochemical and refining companies, midstream natural gas companies, independent power producers and compressed natural gas distribution companies.

As described further in Note 20 of the Notes to Consolidated Financial Statements, the Company announced on January 20, 2014, that it had entered into a definitive agreement to sell the Reciprocating Compression business to General Electric for cash consideration of approximately $550 million, subject to closing adjustments.  Closing on the sale is expected during the third quarter of 2014.  Beginning in the first quarter of 2014, the Reciprocating Compression business will be reported as discontinued operations in the Company’s consolidated financial statements.

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

Engineered compressors are used in the air separation, gas transmission, and process gas markets and are identified by the MSG® trade name. The Centrifugal Compression manufacturing facilities are located in Buffalo, New York and Gaomi, China.  The plant air product line ranges from 250 to 2,500 HP and is packaged with an electric motor driver.  The engineered compressor product line ranges from 500 HP to 24,000 HP, and can be driven by an electric motor, gas engine, or steam turbine.

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

At the same time as the announcement of the sale of the Reciprocating Compression business described above, the Company also announced that it intends to explore strategic alternatives for the Centrifugal Compression business during 2014 to further enhance the Company’s focus on its core businesses.  The Centrifugal Compression division will continue to be reported in the Company’s continuing operations while the Company is in the process of exploring the various strategic alternatives for this business.

Market Issues

Cameron is one of the leaders in the global market for the supply of petroleum production equipment. Cameron believes that it is well-positioned to serve these markets. Plant and service center facilities around the world in major oil and gas producing regions provide broad market coverage. Information relating to revenues generated from shipments to various geographic regions of the world is set forth on page 29 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cameron International Corporation” incorporated by reference in Part II, Item 7 of this Annual Report on Form 10-K and incorporated herein by reference.

The success of hydraulic fracturing activities in recent periods has led to increased supplies of natural gas in North America which has driven down prices.  As a result, operations have begun to shift more to liquid plays such as the Bakken and Eagle Ford shale regions.  The increased supplies of fossil fuels in North America resulting from these new exploration and production technologies, as well as a curtailment in demand as a result of economic conditions and energy saving and alternative energy initiatives, have led some organizations to forecast that North America could eventually become a net exporter of oil and natural gas.  The success of these activities has also led to a heightened focus by government regulators which could impede the use of these new technologies or increase their cost in the future.

As a result of tighter regulations for the industry and an increased focus on safety, the Company has experienced increased demand, as described above, in its drilling aftermarket business to service and, in many cases, re-certify existing BOP stacks back to original OEM specifications.  The Company believes this trend by operators to use OEM’s to service their equipment will continue in the near future.

The market beyond North America continues to be of greater importance to Cameron, accounting for approximately 61% of Cameron’s revenues for the year ended December 31, 2013, up from 55% in 2012.   The desire to expand oil and gas resources and transmission capacity in developed and developing countries, for both economic and political reasons, continues to be a major factor affecting market demand.  Production and service facilities in North and South America, Europe, Asia, the Middle East and West Africa provide the Company with the ability to serve the global marketplace.

Based upon the Company’s broad portfolio of products, Cameron has a significant presence in the offshore oil and gas drilling, production and infrastructure market.  The Company provides BOPs, drilling and production risers, subsea production systems, oil and gas separation equipment, chokes, valves and compression equipment to the offshore market.  In fact, six of the Company’s divisions participate in this market.  Approximately 44% of the Company’s 2013 revenue was derived from the deepwater market.

Cameron is also a significant participant, through its OneSubsea venture with Schlumberger, in serving the subsea systems projects market.  This market is significantly different from the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and in some cases, new technology. The Company’s OneSubsea business received orders of nearly $3.7 billion during 2013.  Total backlog for OneSubsea at December 31, 2013 was almost $4.4 billion, of which approximately $3.0 billion was for subsea systems projects.  To the extent the Company experiences unplanned difficulties in meeting the technical and/or delivery requirements of the projects or has difficulty fully integrating the businesses contributed by Schlumberger to OneSubsea into its operations, the Company’s earnings or liquidity could be negatively impacted.  For additional information, see the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cameron International Corporation” incorporated by reference in Part II, Item 7 of this Annual Report on Form 10-K and incorporated herein by reference.

The creation of OneSubsea in 2013 allows the Company to bring together Schlumberger’s expertise in subsea processing and platform integration with Cameron’s capabilities in subsea equipment to provide customers with the ability to greatly increase their subsea reservoir recovery rates.

Also, see Part I, Item 1A for a discussion of other risk factors, some of which are market related, that could affect the Company’s financial condition and future results.

New Product Development

For the years ended December 31, 2013, 2012 and 2011, the Company incurred research and product development costs, including costs incurred on projects designed to enhance or add to its existing product offerings, totaling approximately $83.1 million, $62.7 million and $60.6 million, respectively.  DPS accounted for 73%, 67% and 59% of each respective year’s total costs.

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

Additionally, after introducing the world’s first 18¾” 20,000-psi BOP stack in 2009, Cameron received the first order for such a unit from a major offshore drilling contractor during 2010.  This new offering provides the characteristics of reduced height and weight found in the EVO® BOP that was introduced in 2007 as a compact, lighter version of Cameron’s traditional subsea BOP.  Also during 2008, the Company introduced the Sea Pressure Accumulator™ (SPA), a complement to the EVO BOP, which uses seawater pressure instead of traditional nitrogen-charged accumulator bottles to power the BOP rams.  In 2012, Cameron developed a derivative system of SPA called Sea Pressure Reduction Assembly (SPRA), which reduces hydrostatic seawater effects on the EVO BOP operating system.  This, in turn, makes more efficient use of existing accumulator capacity.

In 2012, Cameron Drilling Systems, along with Valves & Measurement’s Caldon business, cooperatively worked to complete the full qualification of an ultrasonic position sensor to precisely measure BOP piston position.

Cameron’s Drilling Systems business also continues to focus on developing new technology for blowout preventers involving additional cavities and more shearing power for greater system redundancy.

Cameron’s Surface Systems division has in its rental fleet its FT-90 frac tree, an ultra-compact design that reduces the overall frac stack height, which improves efficiency and safety.  It has also developed a Mono Line Frac Fluid Delivery System which eliminates a significant number of frac iron connections resulting in a reduced footprint and other safety benefits.  In addition, Cameron is developing a line of tree mounted ball catchers targeted at the North and South America unconventional resource markets.

During 2011 and 2012, Surface Systems also manufactured the first 25,000 psi, 450°F rated production tree, which has now been installed.  The tree and wellhead system are suitable for a range of extreme production applications.  The first full bore (18-3/4”) 15,000 psi double metal seal wellhead was installed on an offshore platform in the North Sea.  In 2012, Cameron also began delivering high spec wedge gate valves, starting with the 9 inch, 10,000 psi size.   These valves are used on critical wellheads and allow the integrity of the gate seal to be checked internally, independent of the well bore.  Another product innovation in 2012 was the development and validation of a complete 18-3/4” 15,000-psi dual metal-to-metal full bore wellhead system.

OneSubsea is currently focused on several areas of new technology development including processing, controls, optimization and high pressure, high temperature (HPHT) applications.  As an example, in 2013, OneSubsea received an award for its first modern HPHT vertical monobore tree for use in the North Sea following several years of design work and qualification testing.  Also in 2013, OneSubsea completed the design and qualification testing for its first wet gas compression system for use in the North Sea and delivered its first high pressure, high power multiphase pump for a deepwater project in the Gulf of Mexico.

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

Utilizing the Company’s knowledge of high-speed turbomachinery and fluid dynamics, Cameron engineers volunteered their time in 2012 and 2013 to work with surgeons at the Texas Heart Institute in Houston, Texas to develop a new heart pump to potentially become the world’s first pulseless artificial heart.

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

Although Cameron reached an agreement in January 2014 to sell its Reciprocating Compression business, and intends to evaluate strategic alternatives during 2014 for its Centrifugal Compression business, the Company has historically had an established position in the compression equipment markets. In these markets, Cameron has competed principally with Ariel Corporation, Atlas-Copco AB, Dresser-Rand, FS-Elliott Company LLC, GE Oil and Gas Group, Hoerbiger Group, Ingersoll-Road, MAN Turbo, Samsung Techwin and Siemens. The principal competitive factors in the compression equipment markets have been engineering and design capabilities, product performance, reliability, quality, service and price. Cameron has maintained a competent engineering staff and skilled technical and service representatives.

Manufacturing

Cameron has manufacturing facilities worldwide that conduct a broad variety of processes, including machining, fabrication, assembly and testing, using a variety of forged and cast alloyed steels and stainless steel as the primary raw materials.  Cameron has, at various times, rationalized plants and products, closed various manufacturing facilities, moved product lines to achieve economies of scale, and upgraded other facilities.  The Company has also recently constructed or begun construction on new facilities, mainly in certain locations outside of North America, in order to meet current and expected future demand, particularly with regard to its drilling, surface and subsea product offerings.  This is an ongoing process as the Company seeks ways to improve delivery performance and reduce costs.  Cameron maintains advanced manufacturing, quality assurance and testing equipment geared to the specific products that it manufactures and uses process automation in its manufacturing operations.  Manufacturing facilities typically utilize computer-aided, numeric-controlled tools and manufacturing techniques that concentrate the equipment necessary to produce similar products in one area of the plant in a configuration commonly known as a manufacturing cell.  One operator in a manufacturing cell can monitor and operate several machines, as well as assemble and test products made by such machines, thereby improving operating efficiency and product quality.

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

Backlog

Cameron’s backlog was approximately $11.5 billion at December 31, 2013 (approximately 46% of which is expected to be shipped during 2014), as compared to $8.6 billion at December 31, 2012, and $6.0 billion at December 31, 2011.  Backlog consists of customer orders for which a purchase order or contract has been received, satisfactory credit or financing arrangements exist and delivery is scheduled.

Patents, Trademarks and Other Intellectual Property

As part of its ongoing research, development and manufacturing activities, Cameron has a policy of seeking patents when appropriate on inventions involving new products and product improvements. Cameron owns 490 unexpired United States patents and 1,294 unexpired foreign patents. During 2013, 93 new U.S. and 68 new foreign patent applications were filed.

Although, in the aggregate, these patents are of considerable importance to the manufacturing of many of its products, Cameron does not consider any single patent or group of patents to be material to its business as a whole.

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

Employees

As of December 31, 2013, Cameron had over 29,000 employees, of which nearly 20% were represented by labor unions.

During 2013, the Company entered into new labor agreements with more than 2,500 employees, primarily in Brazil, Romania, the United Kingdom and Norway.

Executive Officers of the Registrant

Name and Age	Present Principal Position and Other Material Positions Held During Last Five Years

Jack B. Moore (60)
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

John D. Carne (65)
Chief Executive Officer of OneSubsea since June 2013.  Executive Vice President since March 2010.  Chief Operating Officer from August 2010 to January 2013.  Senior Vice President from February 2006 to February 2010.  Vice President from May 2003 to February 2006. President, Drilling and Production Systems segment since January 2007. President, Valves and Measurement segment from April 2002 to December 2006. Director of Operations, Eastern Hemisphere, Cameron division from 1999 to March 2002. Plant Manager, Leeds, England, Cameron division from 1996 to 1999. Director of Operations, U.K. & Norway, Cooper Energy Services (U.K.) Ltd. from 1988 to 1996.  Mr. Carne has announced his retirement from Cameron and OneSubsea effective February 28, 2014.

William C. Lemmer (69)
Senior Vice President and General Counsel since May 2008, Senior Vice President, General Counsel and Secretary from July 2007 to May 2008. Vice President, General Counsel and Secretary from July 1999 to July 2007. Vice President, General Counsel and Secretary of Oryx Energy Company from 1994 to March 1999.

Charles M. Sledge (48)
Senior Vice President and Chief Financial Officer since November 2008.  Vice President and Chief Financial Officer from April 2008 to November 2008.  Vice President and Corporate Controller from July 2001 to March 2008. Senior Vice President, Finance and Treasurer from 1999 to June 2001, and Vice President, Controller from 1996 to 1999, of Stage Stores, Inc., a chain of family apparel stores.

Gary M. Halverson (55)
President, Drilling & Production Systems since October 2013.  Senior Vice President since October 2012.  Vice President from October 2010 to October 2012.  President, Surface Systems since 2005.  Vice President and General Manager Cameron Western Hemisphere from 2003 to 2005.  General Manager of Cameron Latin America from 2001 to 2003.  Director of Sales and Marketing for Cameron Asia Pacific Middle East from 1995 to 2001.

James E. Wright (60)
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

Steven P. Geiger (60)
Vice President, Human Resources since January 2014.  Vice President of Human Resources and Operational Excellence from June 2013 to December 2013. Vice President of Operational Excellence from February 2013 to June 2013.  Senior Vice President at Senn-Delaney Leadership Consulting Group from July 2008 to February 2013.  Also served as Interim Chief Operating Officer of James Cancer Hospital, Ohio State University, from January 2010 to June 2010.

Christopher A. Krummel (45)
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

ITEM 1A. RISK FACTORS

The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 45 to 49 in the 2013 Annual Report to Stockholders is incorporated herein by reference.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the SEC staff at the time of filing of this Form 10-K.

ITEM 2. PROPERTIES

The Company manufactures, markets and sells its products and provides services throughout the world, operating facilities in numerous countries ranging in size from approximately 200 square feet to approximately 1,100,000 square feet.  In addition to its manufacturing facilities, the Company also owns and leases warehouses, distribution centers, aftermarket and storage facilities, sales and administrative offices. The Company leases its corporate headquarters office space and headquarters space for the staff of certain of its segments and divisions in Houston, Texas.

 The table below shows the number of significant operating manufacturing, warehouse, distribution and aftermarket facilities and sales and administrative offices by business segment and geographic area at December 31, 2013. DPS and V&M share space in certain facilities and, thus, are being reported together.

	Americas	Asia/Pacific and Middle East	Europe/Africa/ Caspian/Russia	Total
DPS and V&M ―
Number of locations	158	43	43	244
Square footage:
Owned	6,456,046	18,729	3,949,298	10,424,073
Leased	3,436,301	4,151,531	1,356,114	8,943,946

PCS ―
Number of locations	52	10	4	66
Square footage:
Owned	1,421,639	–	–	1,421,639
Leased	1,220,899	485,554	58,850	1,765,303

Corporate ―
Number of locations	4	1	2	7
Square footage:
Owned	–	–	–	–
Leased	409,989	19,098	13,149	442,236

Total ―
Number of locations	214	54	49	317
Square footage:
Owned	7,877,685	18,729	3,949,298	11,845,712
Leased	5,067,189	4,656,183	1,428,113	11,151,485

The Company’s operations in the “Americas” are mainly located in North and South America.  The Company’s operations in the “Asia/Pacific and Middle East” region are mainly located on the Asian continent, in countries considered to be on the Pacific rim of the Asian continent or in the area of the world commonly known as the “Middle East”.  The Company’s operations in “Europe/Africa/Caspian/Russia” are mainly located in the United Kingdom, Norway, on the European continent, in Angola, Algeria, Nigeria, Russia and areas surrounding the Caspian Sea.

Cameron believes its facilities are suitable for their present and intended purposes and are adequate for the Company’s current and anticipated level of operations.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to a number of contingencies, including litigation, tax contingencies and environmental matters.

Litigation

The Company also has been and continues to be named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits. At December 31, 2013, the Company’s Consolidated Balance Sheet included a liability of approximately $14.8 million for such cases. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

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

The Company has been assessed customs duties and penalties by the government of Brazil totaling almost $50.0 million at December 31, 2013, including interest accrued at local country rates, following a customs audit for the years 2003-2010.  The Company filed an administrative appeal and believes a majority of this assessment will ultimately be proven to be incorrect because of numerous errors in the assessment, and because the government has not provided appropriate supporting documentation for the assessment.  As a result, the Company currently expects no material adverse impact on its results of operations or cash flows as a result of the ultimate resolution of this matter.  No amounts have been accrued for this assessment as of December 31, 2013 as no loss is currently considered probable.

Environmental Matters

The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the PCS operation in Grove City, Pennsylvania deposited waste), where remediation was completed in 2011 and remaining costs relate to ongoing ground water monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality at former manufacturing locations in Houston and Missouri City, Texas. Additionally, the Company has discontinued operations at a number of other sites which had been active for many years and which may have yet undiscovered contamination. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At December 31, 2013, the Company’s Consolidated Balance Sheet included a noncurrent liability of approximately $3.2 million for these environmental matters.

In 2001, the Company discovered that contaminated underground water from the former manufacturing site in Houston referenced above had migrated under an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners. Concerns over the impact on property values of the underground water contamination and its public disclosure led to a number of claims by homeowners.  The Company has settled these claims, primarily as a result of the settlement of a class action lawsuit, and is obligated to reimburse approximately 190 homeowners for any diminution in value of their property due to contamination concerns at the time of the property’s sale. Test results of monitoring wells on the southeastern border of the plume indicate that the plume is moving in a new direction, likely as a result of a ground water drainage system completed as part of an interstate highway improvement project.  As a result, the Company notified 39 additional homeowners, and may provide notice to additional homeowners, whose property is adjacent to the class area that their property may be affected.  The Company is reviewing whether additional remedial measures are appropriate.  The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements as well as any possible new claims that may be filed with respect to this underground water contamination will not have a material adverse effect on its financial position or results of operations. The Company’s Consolidated Balance Sheet included a liability of approximately $7.1 million for these matters as of December 31, 2013.

The Iran Threat Reduction and Syria Human Rights Act of 2012

The Iran Threat Reduction and Syria Human Rights Act of 2012, passed by the United States Congress and signed into law in August 2012, requires companies to report certain prohibited activities or conduct that were knowingly engaged in by the company or any of its affiliates involving Iran or other parties named therein.  For the year ended December 31, 2013, the Company had no such activities or conduct to report.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Cameron International Corporation, par value $.01 per share, is traded on the New York Stock Exchange (“NYSE”) under the symbol CAM. No dividends were paid during 2013 or 2012.

The trading activity during 2013 and 2012 was as follows:

	Price Range ($)
	High	Low	Last
2013
First Quarter	$67.42	$56.40	$65.20
Second Quarter	65.51	57.72	61.16
Third Quarter	66.12	54.83	58.37
Fourth Quarter	66.09	52.50	59.53

	Price Range ($)
	High	Low	Last
2012
First Quarter	$57.65	$49.02	$52.83
Second Quarter	53.84	38.38	42.71
Third Quarter	60.00	41.26	56.07
Fourth Quarter	57.78	47.62	56.46

As of February 14, 2014, the approximate number of stockholders of record of Cameron common stock was 862.

Information concerning securities authorized for issuance under stock-based compensation plans is included in Note 9 of the Notes to Consolidated Financial Statements, which notes are incorporated herein by reference in Part II, Item 8 hereof.

The Board of Directors has given management the authority to purchase up to $2.4 billion of the Company’s common stock.  The Company, under this authorization, may purchase shares directly or indirectly by way of open market transactions or structured programs, including the use of derivatives, for the Company’s own account or through commercial banks or financial institutions.

Shares of common stock purchased and placed in treasury during the three months ended December 31, 2013 under the Board’s authorization program described above were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of repurchase program	Maximum number of shares that may yet be purchased under repurchase program(1)
10/1/13 - 10/31/13	3,373,324	$55.70	13,625,861	15,714,469
11/1/13 - 11/30/13	6,339,866	$54.81	19,965,727	9,290,717
12/1/13 - 12/31/13	7,451,696	$56.53	27,417,423	14,167,445
Total	17,164,886	$55.73	27,417,423	14,167,445

(1)	Based upon month-end stock price

ITEM 6. SELECTED FINANCIAL DATA

The information set forth under the caption “Selected Consolidated Historical Financial Data of Cameron International Corporation” on page 85 in the 2013 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cameron International Corporation” on pages 29 to 51 in the 2013 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information for this item is set forth in the section entitled “Market Risk Information” on pages 49 to 51 in the 2013 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and the independent registered public accounting firm’s reports set forth on pages 52 to 84 in the 2013 Annual Report to Stockholders are incorporated herein by reference:

Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

Consolidated Results of Operations for each of the three years in the period ended December 31, 2013.

Consolidated Comprehensive Income for each of the three years in the period ended December 31, 2013.

Consolidated Balance Sheets as of December 31, 2013 and 2012.

Consolidated Cash Flows for each of the three years in the period ended December 31, 2013.

Consolidated Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2013.

Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) The Company carried out an evaluation, under the supervision and with the participation of the Company’s Sarbanes-Oxley Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2013.   In conducting management’s evaluation of the effectiveness of the Company’s internal controls over financial reporting, the businesses contributed by Schlumberger in connection with the formation of OneSubsea and Douglas Chero, acquired in 2013, were excluded.  Excluding goodwill, these operations accounted for less than 15% of total and net assets as of December 31, 2013 and less than 5% of the Company’s consolidated revenues and income before income taxes for the year then ended.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(d) Changes in Internal Control over Financial Reporting – Other than the October 2013 conversion of a substantial portion of the operations within the V&M segment to the Company’s upgraded business information systems, there were no changes made in the Company’s internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Section 16(a) compliance, the Audit Committee, the Company’s Code of Business Ethics and Ethics for Directors, shareholder nominating procedures and background of the directors appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance”, “Election of Directors”, and “Security Ownership of Management” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

The Registrant has adopted a Code of Conduct that applies to all employees, as well as a Code of Ethics for Management Personnel, including Senior Financial Officers and a Code of Ethics for Directors.  A copy of each of these policies is available on the Registrant’s Internet website at www.c-a-m.com and is available in print to any shareholder free of charge upon request. The Registrant intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, by posting such information on its website at the address set forth above.

The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is incorporated by reference in this section.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning "Executive Compensation" required by Item 11 shall be included in the Proxy Statement to be filed relating to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" required by Item 12 shall be included in our Proxy Statement to be filed relating to the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning the Company's "Policy on Related Person Transactions" and "Director Independence" required by Item 13 shall be included in our Proxy Statement to be filed relating to the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning "Principal Accounting Firm Fees" required by Item 14 shall be included in the Proxy Statement to be filed relating to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

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

We have audited the consolidated financial statements of Cameron International Corporation (the Company) as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and have issued our report thereon dated February 26, 2014 (incorporated by reference in this Form 10-K).  Our audits also included the financial statement schedule included in Item 15(a)(2) of this Form 10-K.  This schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Houston, Texas
February 26, 2014

Schedule II - Valuation and Qualifying Accounts
(dollars in millions)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (a)	Translation	Balance at end of period

YEAR ENDED DECEMBER 31, 2013:
Allowance for doubtful accounts	$7.9	$14.2	$(0.5)	$(0.7)	$–	$20.9
Allowance for obsolete and excess inventory	$89.0	$28.3	$3.9	$(11.6)	$(0.6)	$109.0
YEAR ENDED DECEMBER 31, 2012:
Allowance for doubtful accounts	$9.9	$0.5	$0.2	$(2.6)	$(0.1)	$7.9
Allowance for obsolete and excess inventory	$81.9	$20.9	$(2.0)	$(12.3)	$0.5	$89.0
YEAR ENDED DECEMBER 31, 2011:
Allowance for doubtful accounts	$14.0	$1.0	$0.3	$(5.2)	$(0.2)	$9.9
Allowance for obsolete and excess inventory	$68.0	$18.8	$2.0	$(6.0)	$(0.9)	$81.9
___________
(a)	Write-offs of uncollectible receivables, deductions for collections of previously reserved receivables and write-offs of obsolete inventory.

All other financial schedules are not required under the related instructions, or are inapplicable and therefore have been omitted.

(3)   Exhibits:

Exhibit Number	Exhibit Index Description

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

4.2
Registration Statement on Form S-3 filed with the Securities and Exchange Commission on December 20, 2013 (Registration Statement No. 333-193002) for the Company’s Retirement Savings Plan Rescission offer, incorporated herein by reference.

4.3
Form of Indenture for senior debt securities filed as Exhibit 4.1 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 23, 2008 (File No. 333-151838) and incorporated herein by reference.

10.1	OneSubsea LLC Retirement Savings Plan, effective April 1, 2013, filed as Exhibit 4.4 to the Form S-8 dated June 25, 2013 and incorporated herein by reference.

10.2
Merger of the NATCO Group Profit Sharing And Savings Plan with and into the Cameron International Corporation Retirement Savings Plan, effective March 17, 2010, filed as Exhibit 10.49 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.3*	Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective January 1, 2014.

10.4	The Company's Deferred Compensation Plan for Non-Employee Directors, filed as Exhibit 10.41 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.5
The Amended and Restated Cameron International Corporation Nonqualified Deferred Compensation Plan, effective January 1, 2013 filed as Exhibit 10.18 to the Annual Report on From 10-K for 2012 for the Company, and incorporated herein by reference.

10.6	The 2011 Management Incentive Compensation Plan of the Company, incorporated herein by reference to the Company’s 2011 Proxy Statement for the Annual Meeting of Stockholders held on May 3, 2011.

10.7
Cameron International Corporation Equity Incentive Plan, effective January 1, 2013, as amended and restated, filed as an Appendix to the Company’s 2013 Proxy Statement, and incorporated herein by reference.

Exhibit Number	Exhibit Index Description

10.8	Change in Control Policy of the Company, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of the Company, and incorporated herein by reference.

10.9
Form of Change of Control Agreement, effective December 18, 2008, by and between the Company and John D. Carne, John Bartos, Hal J. Goldie, Christopher A. Krummel, William C. Lemmer, Joseph H. Mongrain, Jack B. Moore, Charles M. Sledge and James E. Wright filed as Exhibit 10.17 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.10
Form of Change in Control Agreement, effective June 16, 2009, by and between the Company and Mr. H. Keith Jennings, filed as Exhibit 10.52 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.11 *
Form of Change in Control Agreement, effective November 16, 2013, by and between the Company and Stephen P. Geiger, R. Scott Rowe, Gary M. Halverson, Owen Serjeant, Brent Baumann, Mark Cordell, Britt Schmidt, Richard Stegall, Patrick Holley, Hunter Jones, and Stefan Radwanski.

10.12	Form of Executive Severance Program of the Company, effective October 17, 2012 filed as Exhibit 10.27 to the Annual Report on Form 10-K for 2012 for the Company, and incorporated herein by reference.

10.13
Form of Indemnification Agreement, effective February 20, 2003, by and between the Company and C. Baker Cunningham, Sheldon R. Erikson, Michael E. Patrick, David Ross and Bruce W. Wilkinson, filed as Exhibit 10.32 to the Annual Report on Form 10-K/A for 2002 of the Company, and incorporated herein by reference.

10.14
Form of Indemnification Agreement, effective February 20, 2003, by and between the Company and Mr. Jeff Altamari, Mr. John Carne, Mr. Hal Goldie, Mr. William C. Lemmer, Mr. Jack B. Moore, and  Mr. Charles M. Sledge, filed as Exhibit 10.36 to the Annual Report on Form 10-K for 2003 of the Company, and incorporated herein by reference.

10.15
Form of Indemnification Agreement, effective February 7, 2005, by and between the Company and Peter J. Fluor, filed as Exhibit 10.23 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.16
Form of Indemnification Agreement, effective July 1, 2008, by and between the Company and Douglas L. Foshee, filed as Exhibit 10.24 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.17
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

10.19
Form of Indemnification Agreement, effective January 1, 2011, by and between the Company and Jeffrey G. Altamari, John C. Bartos, John D. Carne, Mark L. Carter, Gary Devlin, Brad Eastman, Kevin Fleming, Hal J. Goldie, Gary M. Halverson, Grace B. Holmes, H. Keith Jennings, Christopher A. Krummel, Amber Macksey, Jack B. Moore, Edward E. Roper, Owen Serjeant, Charles M. Sledge, and Edward E. Will, filed as Exhibit 10.51 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

Exhibit Number	Exhibit Index Description

10.20
Form of Indemnification Agreement, effective October 18, 2011, by and between the Company and Rodolfo Landim, filed as Exhibit 10.47 on Form 10-K for 2011 of the Company, and incorporated herein by reference.

10.21
Form of Indemnification Agreement, by and between the Company and William G. Lamb effective April 12, 2012, and James T. Hackett effective August 1, 2012, filed as Exhibit 10.36 to the Annual Report on Form 10-K for 2012 for the Company, and incorporated herein by reference.

10.22 *	Form of Indemnification Agreement, effective December 9, 2013, by and between the Company and H. Paulett Eberhart.

10.23
Consent and Third Amendment to Credit Agreement dated as of June 28, 2013, among Cameron International Corporation, Cameron Limited, Cameron GmbH, Cameron (Singapore) Pte. Ltd., Cameron Canada Corporation, Cameron Lux III SARL, the Lenders (as defined therein), Banco Bilbao Vizcaya Argentaria, Standard Chartered Bank, and Citibank N.A., as Syndication Agents, and JPMorgan Chase Bank, N.A., as L/C Issuer and Administrative Agent, filed as Exhibit 10.1 to the Form 8-K filed on July 2, 2013, and incorporated herein by reference.

10.24
Credit Agreement, dated as of April 14, 2008, among the Company and certain of its subsidiaries and the banks named therein and JPMorgan Chase Bank, N.A., as agent, filed as Exhibit 10.1 to the Current Report on Form 8-K dated April 14, 2008, of the Company, and incorporated herein by reference.

10.25
Second Amendment to the Credit Agreement, dated as of June 6, 2011, among the Company and certain of its subsidiaries and the banks named therein and JPMorgan Chase Bank, N.A., as agent, filed as Exhibit 10.38 to the Annual Report on Form 10-K for 2012 for the Company, and incorporated herein by reference.

10.26*	OneSubsea Retirement Savings Plan, effective April 1, 2013

10.27
Amended and Restated Credit Agreement, dated February 2, 2012, among the Company and certain of its subsidiaries and the banks named therein and Citibank, N.A., filed as Exhibit 10.39 to the Annual Report on Form 10-K for 2012 for the Company, and incorporated herein by reference.

10.28
First Amendment to the Amended and Restated Credit Agreement, dated July 2, 2012, among the Company and certain of its subsidiaries and the banks named therein and Citibank, N.A. , filed as Exhibit 10.40 to the Annual Report on Form 10-K for 2012 for the Company, and incorporated herein by reference.

10.29*	Consent and Second Amendment to the Amended and Restated Continuing Agreement, for Letters of Credit, entered into as of June 28, 2013, between the Company and Citibank, N.A.

10.30	Form of Stock Option Agreement for stock option grants dated November 10, 2005, filed as Exhibit 10.47 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.31	Form of Stock Option Agreement for stock options granted on or after April 1, 2009, filed as Exhibit 10.30 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.32	Form of Grant Agreement for stock options granted on or after October 20, 2010, filed as Exhibit 10.39 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

Exhibit Number	Exhibit Index Description

10.33	Form of Amendment dated October 20, 2010 to Stock Option Agreement, filed as Exhibit 10.49 on Form 10-K for 2011 of the Company, and incorporated herein by reference..

10.34
Form of Stock Option Agreement for stock options granted on or after October 18, 2012, filed as Exhibit 10.46 to the Annual Report on Form 10-K for 2012 for the Company, and incorporated herein by reference.

10.35	Form of Grant Agreement for restricted stock units granted on or after October 20, 2010, filed as Exhibit 10.40 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.36
Form of Grant Agreement for restricted stock units for Executive Officers granted on or after October 20, 2010, filed as Exhibit 10.41 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.37	Form of Grant Agreement for restricted stock units granted on or after November 16, 2011, filed as Exhibit 10.55 on Form 10-K for 2011 of the Company, and incorporated herein by reference.

10.38
Form of Grant Agreement for restricted stock units granted on or after June 21, 2012, filed as Exhibit 10.50 to the Annual Report on Form 10-K for 2012 for the Company, and incorporated herein by reference.

10.39
Form of Grant Agreement for restricted stock units granted on or after January 1, 2013, filed as Exhibit 10.51 to the Annual Report on Form 10-K for 2012 for the Company, and incorporated herein by reference.

10.40
Form of Grant Agreement for restricted stock units for Executive Officers granted on or after November 16, 2011, filed as Exhibit 10.56 on Form 10-K for 2011 of the Company, and incorporated herein by reference.

10.41
Form of Grant Agreement for performance-based restricted stock units granted on or after January 1, 2011, filed as Exhibit 10.57 on Form 10-K for 2011 of the Company, and incorporated herein by reference.

10.42
Form of Grant Agreement for performance-based restricted stock units granted on or after January 1, 2012, filed as Exhibit 10.54 to the Annual Report on Form 10-K for 2012 for the Company, and incorporated herein by reference.

10.43
Form of Grant Agreement for performance-based restricted stock units granted on or after January 1, 2013, filed as Exhibit 10.55 to the Annual Report on Form 10-K for 2012 for the Company, and incorporated herein by reference.

10.44 *	Form of Grant Agreement for performance-based restricted stock unit awards grants on or after January 1, 2014.

10.45 *	Form of Grant Agreement for stock options granted on or after October 17, 2013.

10.46 *	Form of Grant Agreement for restricted stock units granted on or after October 17, 2013.

10.47*	Form of Grant Agreement for restricted stock units for Executive Officers granted on or after October 17, 2013.

Exhibit Number	Exhibit Index Description

10.48*	Form of Deferred Stock Unit Agreement for restricted stock units for non-employee directors granted on or after December 9, 2013.

10.49	NATCO Group, Inc. 1998 Employee Stock Option Plan, filed as Exhibit 10.3 to NATCO’s Proxy Statement on Form S-1 (No. 333-48851), and incorporated herein by reference.

10.50	NATCO Group, Inc. 2001 Stock Incentive Plan, filed as Appendix B to NATCO’s Proxy Statement dated May 24, 2001, and incorporated herein by reference.

10.51	NATCO Group, Inc. 2004 Stock Incentive Plan, filed as Appendix B to NATCO’s Proxy Statement dated May 27, 2004, and incorporated herein by reference.

10.52
NATCO Group, Inc. 2006 Long-Term Incentive Compensation Plan, as Amended and Restated, filed as Exhibit 10.1 to NATCO’s Quarterly Report on Form 10-Q for quarter ended June 30, 2006, and incorporated herein by reference.

10.53	OneSubsea LLC Nonqualified Deferred Compensation Plan, effective April 1, 2013, filed as Exhibit 4.5 to the Form S-8 dated June 25, 2013 and incorporated herein by reference.

13.1*	Portions of the 2013 Annual Report to Stockholders.

14.1	Code of Ethics for Management Personnel, including Senior Financial Officers, filed as Exhibit 14.2 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

14.2	Cameron Code of Conduct, filed as Exhibit 14.1 to the Current Report on Form 8-K filed August 19, 2009, and incorporated herein by reference.

14.3*	Code of Business Conduct and Ethics for Directors, as amended effective February 20, 2014.

21.1*	Subsidiaries of registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification.

31.2*	Certification.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit Number	Exhibit Index Description

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMERON INTERNATIONAL CORPORATION
Registrant

By:	/s/ Christopher A. Krummel
(Christopher A. Krummel)
Vice President, Controller and Chief Accounting Officer
(principal accounting officer)

Date: February 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 26th day of February, 2014, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ C. Baker Cunningham
(C. Baker Cunningham)	Director

/s/ H. Paulett Eberhart
(H. Paulett Eberhart)	Director

/s/ Sheldon R. Erikson
(Sheldon R. Erikson)	Director

/s/ Peter J. Fluor
(Peter J. Fluor)	Director

/s/ Douglas L. Foshee
(Douglas L. Foshee)	Director

/s/ James T. Hackett
(James T. Hackett)	Director

/s/ Rodolfo Landim
(Rodolfo Landim)	Director

/s/ Jack B. Moore
(Jack B. Moore)	Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

/s/ Michael E. Patrick
(Michael E. Patrick)	Director

/s/ Jon Erik Reinhardsen
(Jon Erik Reinhardsen)	Director

/s/ David Ross
(David Ross)	Director

/s/ Bruce W. Wilkinson
(Bruce W. Wilkinson)	Director

/s/ Charles M. Sledge	Senior Vice President and Chief Financial Officer
(Charles M. Sledge)	(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Index Description	Sequential Page Number

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

4.2
Registration Statement on Form S-3 filed with the Securities and Exchange Commission on December 20, 2013 (Registration Statement No. 333-193002) for the Company’s Retirement Savings Plan Rescission offer, incorporated herein by reference.

4.3
Form of Indenture for senior debt securities filed as Exhibit 4.1 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 23, 2008 (File No. 333-151838) and incorporated herein by reference.

10.1	OneSubsea LLC Retirement Savings Plan, effective April 1, 2013, filed as Exhibit 4.4 to the Form S-8 dated June 25, 2013 and incorporated herein by reference.

10.2
Merger of the NATCO Group Profit Sharing And Savings Plan with and into the Cameron International Corporation Retirement Savings Plan, effective March 17, 2010, filed as Exhibit 10.49 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.3*	Individual Account Retirement Plan for Bargaining Unit Employees at the Company's Buffalo, New York Plant, as Amended and Restated effective January 1, 2014.

10.4	The Company's Deferred Compensation Plan for Non-Employee Directors, filed as Exhibit 10.41 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.5
The Amended and Restated Cameron International Corporation Nonqualified Deferred Compensation Plan, effective January 1, 2013 filed as Exhibit 10.18 to the Annual Report on From 10-K for 2012 for the Company, and incorporated herein by reference.

10.6	The 2011 Management Incentive Compensation Plan of the Company, incorporated herein by reference to the Company’s 2011 Proxy Statement for the Annual Meeting of Stockholders held on May 3, 2011.

Exhibit Number	Exhibit Index Description	Sequential Page Number

10.7
Cameron International Corporation Equity Incentive Plan, effective January 1, 2013, as amended and restated, filed as an Appendix to the Company’s 2013 Proxy Statement, and incorporated herein by reference.

10.8	Change in Control Policy of the Company, approved February 19, 1996, filed as Exhibit 10.18 to the Annual Report on Form 10-K for 1996 of the Company, and incorporated herein by reference.

10.9
Form of Change of Control Agreement, effective December 18, 2008, by and between the Company and John D. Carne, John Bartos, Hal J. Goldie, Christopher A. Krummel, William C. Lemmer, Joseph H. Mongrain, Jack B. Moore, Charles M. Sledge and James E. Wright filed as Exhibit 10.17 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.10
Form of Change in Control Agreement, effective June 16, 2009, by and between the Company and Mr. H. Keith Jennings, filed as Exhibit 10.52 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.11*
Form of Change in Control Agreement, effective November 16, 2013, by and between the Company and Stephen P. Geiger, R. Scott Rowe, Gary M. Halverson, Owen Serjeant, Brent Baumann, Mark Cordell, Britt Schmidt, Richard Stegall, Patrick Holley, Hunter Jones, and Stefan Radwanski.

10.12	Form of Executive Severance Program of the Company, effective October 17, 2012 filed as Exhibit 10.27 to the Annual Report on Form 10-K for 2012 for the Company, and incorporated herein by reference.

10.13
Form of Indemnification Agreement, effective February 20, 2003, by and between the Company and C. Baker Cunningham, Sheldon R. Erikson, Michael E. Patrick, David Ross and Bruce W. Wilkinson, filed as Exhibit 10.32 to the Annual Report on Form 10-K/A for 2002 of the Company, and incorporated herein by reference.

10.14
Form of Indemnification Agreement, effective February 20, 2003, by and between the Company and Mr. Jeff Altamari, Mr. John Carne, Mr. Hal Goldie, Mr. William C. Lemmer, Mr. Jack B. Moore, and  Mr. Charles M. Sledge, filed as Exhibit 10.36 to the Annual Report on Form 10-K for 2003 of the Company, and incorporated herein by reference.

10.15
Form of Indemnification Agreement, effective February 7, 2005, by and between the Company and Peter J. Fluor, filed as Exhibit 10.23 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.16
Form of Indemnification Agreement, effective July 1, 2008, by and between the Company and Douglas L. Foshee, filed as Exhibit 10.24 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.17
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

10.19
Form of Indemnification Agreement, effective January 1, 2011, by and between the Company and Jeffrey G. Altamari, John C. Bartos, John D. Carne, Mark L. Carter, Gary Devlin, Brad Eastman, Kevin Fleming, Hal J. Goldie, Gary M. Halverson, Grace B. Holmes, H. Keith Jennings, Christopher A. Krummel, Amber Macksey, Jack B. Moore, Edward E. Roper, Owen Serjeant, Charles M. Sledge, and Edward E. Will, filed as Exhibit 10.51 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.20
Form of Indemnification Agreement, effective October 18, 2011, by and between the Company and Rodolfo Landim, filed as Exhibit 10.47 on Form 10-K for 2011 of the Company, and incorporated herein by reference.

10.21
Form of Indemnification Agreement, by and between the Company and William G. Lamb effective April 12, 2012, and James T. Hackett effective August 1, 2012, filed as Exhibit 10.36 to the Annual Report on Form 10-K for 2012 for the Company, and incorporated herein by reference.

10.22*	Form of Indemnification Agreement, effective December 9, 2013, by and between the Company and H. Paulett Eberhart.

10.23
Consent and Third Amendment to Credit Agreement dated as of June 28, 2013, among Cameron International Corporation, Cameron Limited, Cameron GmbH, Cameron (Singapore) Pte. Ltd., Cameron Canada Corporation, Cameron Lux III SARL, the Lenders (as defined therein), Banco Bilbao Vizcaya Argentaria, Standard Chartered Bank, and Citibank N.A., as Syndication Agents, and JPMorgan Chase Bank, N.A., as L/C Issuer and Administrative Agent, filed as Exhibit 10.1 to the Form 8-K filed on July 2, 2013, and incorporated herein by reference.

10.24
Credit Agreement, dated as of April 14, 2008, among the Company and certain of its subsidiaries and the banks named therein and JPMorgan Chase Bank, N.A., as agent, filed as Exhibit 10.1 to the Current Report on Form 8-K dated April 14, 2008, of the Company, and incorporated herein by reference.

10.25
Second Amendment to the Credit Agreement, dated as of June 6, 2011, among the Company and certain of its subsidiaries and the banks named therein and JPMorgan Chase Bank, N.A., as agent, filed as Exhibit 10.38 to the Annual Report on Form 10-K for 2012 for the Company, and incorporated herein by reference.

10.26*	OneSubsea Retirement Savings Plan, effective April 1, 2013.

10.27
Amended and Restated Credit Agreement, dated February 2, 2012, among the Company and certain of its subsidiaries and the banks named therein and Citibank, N.A., filed as Exhibit 10.39 to the Annual Report on Form 10-K for 2012 for the Company, and incorporated herein by reference.

10.28
First Amendment to the Amended and Restated Credit Agreement, dated July 2, 2012, among the Company and certain of its subsidiaries and the banks named therein and Citibank, N.A. , filed as Exhibit 10.40 to the Annual Report on Form 10-K for 2012 for the Company, and incorporated herein by reference.

Exhibit Number	Exhibit Index Description	Sequential Page Number

10.29*	Consent and Second Amendment to the Amended and Restated Continuing Agreement for Letters of Credit, entered into as of June 28, 2013 between the Company and Citibank, N.A.

10.30	Form of Stock Option Agreement for stock option grants dated November 10, 2005, filed as Exhibit 10.47 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.31	Form of Stock Option Agreement for stock options granted on or after April 1, 2009, filed as Exhibit 10.30 on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.32	Form of Grant Agreement for stock options granted on or after October 20, 2010, filed as Exhibit 10.39 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.33	Form of Amendment dated October 20, 2010 to Stock Option Agreement, filed as Exhibit 10.49 on Form 10-K for 2011 of the Company, and incorporated herein by reference..

10.34
Form of Stock Option Agreement for stock options granted on or after October 18, 2012, filed as Exhibit 10.46 to the Annual Report on Form 10-K for 2012 for the Company, and incorporated herein by reference.

10.35	Form of Grant Agreement for restricted stock units granted on or after October 20, 2010, filed as Exhibit 10.40 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.36
Form of Grant Agreement for restricted stock units for Executive Officers granted on or after October 20, 2010, filed as Exhibit 10.41 on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.37	Form of Grant Agreement for restricted stock units granted on or after November 16, 2011, filed as Exhibit 10.55 on Form 10-K for 2011 of the Company, and incorporated herein by reference.

10.38
Form of Grant Agreement for restricted stock units granted on or after June 21, 2012, filed as Exhibit 10.50 to the Annual Report on Form 10-K for 2012 for the Company, and incorporated herein by reference.

10.39
Form of Grant Agreement for restricted stock units granted on or after January 1, 2013, filed as Exhibit 10.51 to the Annual Report on Form 10-K for 2012 for the Company, and incorporated herein by reference.

10.40
Form of Grant Agreement for restricted stock units for Executive Officers granted on or after November 16, 2011, filed as Exhibit 10.56 on Form 10-K for 2011 of the Company, and incorporated herein by reference.

10.41
Form of Grant Agreement for performance-based restricted stock units granted on or after January 1, 2011, filed as Exhibit 10.57 on Form 10-K for 2011 of the Company, and incorporated herein by reference.

Exhibit Number	Exhibit Index Description	Sequential Page Number

10.42
Form of Grant Agreement for performance-based restricted stock units granted on or after January 1, 2012, filed as Exhibit 10.54 to the Annual Report on Form 10-K for 2012 for the Company, and incorporated herein by reference.

10.43
Form of Grant Agreement for performance-based restricted stock units granted on or after January 1, 2013, filed as Exhibit 10.55 to the Annual Report on Form 10-K for 2012 for the Company, and incorporated herein by reference.

10.44*	Form of Grant Agreement for performance-based restricted stock unit awards grants on or after January 1, 2014.

10.45*	Form of Grant Agreement for stock options granted on or after October 17, 2013.

10.46*	Form of Grant Agreement for restricted stock units granted on or after October 17, 2013.

10.47*	Form of Grant Agreement for restricted stock units for Executive Officers granted on or after October 17, 2013.

10.48*	Form of Deferred Stock Unit Agreement for restricted stock units for non-employee directors granted on or after December 9, 2013.

10.49	NATCO Group, Inc. 1998 Employee Stock Option Plan, filed as Exhibit 10.3 to NATCO’s Proxy Statement on Form S-1 (No. 333-48851), and incorporated herein by reference.

10.50	NATCO Group, Inc. 2001 Stock Incentive Plan, filed as Appendix B to NATCO’s Proxy Statement dated May 24, 2001, and incorporated herein by reference.

10.51	NATCO Group, Inc. 2004 Stock Incentive Plan, filed as Appendix B to NATCO’s Proxy Statement dated May 27, 2004, and incorporated herein by reference.

10.52
NATCO Group, Inc. 2006 Long-Term Incentive Compensation Plan, as Amended and Restated, filed as Exhibit 10.1 to NATCO’s Quarterly Report on Form 10-Q for quarter ended June 30, 2006, and incorporated herein by reference.

10.53	OneSubsea LLC Nonqualified Deferred Compensation Plan, effective April 1, 2013, filed as Exhibit 4.5 to the Form S-8 dated June 25, 2013 and incorporated herein by reference.

13.1*	Portions of the 2013 Annual Report to Stockholders.

14.1	Code of Ethics for Management Personnel, including Senior Financial Officers, filed as Exhibit 14.2 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

14.2	Cameron Code of Conduct, filed as Exhibit 14.1 to the Current Report on Form 8-K filed August 19, 2009, and incorporated herein by reference.

14.3*	Code of Business Conduct and Ethics for Directors, as amended, effective February 20, 2014.

21.1*	Subsidiaries of registrant.

Exhibit Number	Exhibit Index Description	Sequential Page Number

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification.

31.2*	Certification.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith