Form 10-Q
period 2014-03-31
CAMERON INTERNATIONAL CORP
filed 2014-04-28
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Yes ☐ No ☑

Number of shares outstanding of issuer's common stock as of April 15, 2014 was 204,188,177.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(dollars and shares in millions, except per share data)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
REVENUES	$2,431.5	$2,060.9
COSTS AND EXPENSES
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,765.1	1,453.0
Selling and administrative expenses	328.3	303.3
Depreciation and amortization	86.8	67.3
Interest, net	32.1	25.8
Other costs (see Note 3)	49.0	31.0
Total costs and expenses	2,261.3	1,880.4

Income from continuing operations before income taxes	170.2	180.5
Income tax provision	(48.5)	(34.1)
Income from continuing operations	121.7	146.4
Income (loss) from discontinued operations, net of income taxes	(5.6)	1.9
Net income	116.1	148.3

Net income attributable to noncontrolling interests	5.0	–
Net income attributable to Cameron stockholders	$111.1	$148.3

Amounts attributable to Cameron stockholders:
Income from continuing operations	$116.7	$146.4
Income (loss) from discontinued operations	(5.6)	1.9
Net income attributable to Cameron stockholders	$111.1	$148.3

Earnings (loss) per common share attributable to Cameron stockholders:
Basic
Continuing operations	$0.54	$0.59
Discontinued operations	(0.03)	0.01
	$0.51	$0.60
Diluted
Continuing operations	$0.54	$0.59
Discontinued operations	(0.03)	0.01
	$0.51	$0.60

Shares used in computing earnings per common share:
Basic	214.9	247.5
Diluted	216.2	249.0

Comprehensive income	$141.3	$71.4
Comprehensive income attributable to noncontrolling interests	19.8	–
Comprehensive income attributable to Cameron stockholders	$121.5	$71.4

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in millions, except shares and per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$972.1	$1,812.9
Short-term investments	41.0	41.0
Receivables, net	2,668.5	2,719.1
Inventories, net	3,193.0	3,132.4
Other	448.1	463.2
Assets of discontinued operations	483.0	–
Total current assets	7,805.7	8,168.6
Plant and equipment, net	1,995.3	2,036.9
Goodwill	2,693.2	2,924.8
Intangibles, net	892.0	903.7
Other assets	254.3	214.5
TOTAL ASSETS	$13,640.5	$14,248.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$626.7	$297.0
Accounts payable and accrued liabilities	3,633.9	3,883.4
Accrued income taxes	87.8	80.1
Liabilities of discontinued operations	60.7	–
Total current liabilities	4,409.1	4,260.5
Long-term debt	2,563.1	2,562.8
Deferred income taxes	273.5	276.8
Other long-term liabilities	239.0	233.0
Total liabilities	7,484.7	7,333.1
Stockholders' Equity:
Common stock, par value $.01 per share, 400,000,000 shares authorized, 263,111,472 shares issued at March 31, 2014 and December 31, 2013	2.6	2.6
Capital in excess of par value	3,207.5	3,206.9
Retained earnings	4,931.0	4,819.9
Accumulated other elements of comprehensive income (loss)	(69.1)	(79.5)
Less: Treasury stock, 56,109,636 shares at March 31, 2014 (41,683,164 shares at December 31, 2013)	(2,999.5)	(2,098.0)
Total Cameron stockholders' equity	5,072.5	5,851.9
Noncontrolling interests	1,083.3	1,063.5
Total equity	6,155.8	6,915.4
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,640.5	$14,248.5

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended March 31,
	2014	2013
	(unaudited)

Cash flows from operating activities:
Net income	$116.1	$148.3
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	67.8	56.1
Amortization	19.0	13.9
Non-cash stock compensation expense	14.0	13.4
Deferred income taxes and tax benefit of stock compensation plan transactions	(16.5)	14.0
Changes in assets and liabilities, net of translation and non-cash items:
Receivables	(60.3)	165.2
Inventories	(174.7)	(215.5)
Accounts payable and accrued liabilities	(213.3)	(204.5)
Other assets and liabilities, net	73.4	(13.6)
Net cash used for operating activities	(174.5)	(22.7)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	5.0	275.2
Purchases of short-term investments	(5.0)	(286.9)
Capital expenditures	(104.8)	(83.7)
Proceeds from sales of plant and equipment	6.3	3.0
Net cash used for investing activities	(98.5)	(92.4)
Cash flows from financing activities:
Short-term loan borrowings (repayments), net	330.1	36.9
Purchase of treasury stock	(902.0)	(32.1)
Proceeds from stock option exercises, net of tax payments from stock compensation plan transactions	9.0	22.2
Excess tax benefits from stock compensation plan transactions	2.0	5.6
Principal payments on capital leases	(2.8)	(2.7)
Net cash provided by (used for) financing activities	(563.7)	29.9
Effect of translation on cash	(4.1)	(18.2)
Decrease in cash and cash equivalents	(840.8)	(103.4)
Cash and cash equivalents, beginning of period	1,812.9	1,185.8
Cash and cash equivalents, end of period	$972.1	$1,082.4

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY
(dollars in millions)

	Cameron Stockholders
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Elements of Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests
	(Unaudited)

Balance at December 31, 2013	$2.6	$3,206.9	$4,819.9	$(79.5)	$(2,098.0)	$1,063.5
Net income	–	–	111.1	–	–	5.0
Other comprehensive income (loss), net of tax	–	–	–	10.4	–	14.8
Non-cash stock compensation expense	–	14.0	–	–	–	–
Purchase of treasury stock	–	–	–	–	(925.6)	–
Treasury stock issued under stock compensation plans	–	(15.1)	–	–	24.1	–
Tax benefit of stock compensation plan transactions	–	1.7	–	–	–	–
Balance at March 31, 2014	$2.6	$3,207.5	$4,931.0	$(69.1)	$(2,999.5)	$1,083.3

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited

Note 1: Basis of Presentation

The accompanying Unaudited Consolidated Condensed Financial Statements of Cameron International Corporation (the Company) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial information for the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto filed by the Company on Form 10-K for the year ended December 31, 2013.

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

Note 2: Discontinued Operations

On January 20, 2014, the Company announced it had entered into a definitive agreement to sell its Reciprocating Compression business, a division of the Process and Compression Systems (PCS) segment, to General Electric for cash consideration of approximately $550 million, subject to closing adjustments.  The sale is expected to close in the second quarter of 2014.  As a result of this agreement, the Reciprocating Compression business is being reported as a discontinued operation in the Company's results of operations for the three month periods ended March 31, 2014 and 2013.

Summarized financial information for the Reciprocating Compression business is as follows (in millions):

	Three Months Ended March 31,
	2014	2013

Results of Operations:
Revenues	$47.8	$56.8
Cost of sales (excluding depreciation and amortization)	37.1	41.1
All other costs	18.0	13.3
Income (loss) before income taxes	(7.3)	2.4
Income tax benefit (provision)	1.7	(0.5)
Income (loss) from discontinued operations, net of income taxes	$(5.6)	$1.9

Balance sheet (as of period end):
Receivables, net	$83.2
Inventories, net	114.9
Other	12.9
Total current assets	211.0

Plant and equipment, net	51.2
Goodwill	213.3
Intangibles, net	1.1
Other assets	6.4
Assets of discontinued operations	$483.0

Short-term debt	$0.9
Accounts payable and accrued liabilities	58.0
Total current liabilities	58.9

Long-term debt	1.5
Other long-term liabilities	0.3
Liabilities of discontinued operations	$60.7

Note 3: Other Costs

Other costs consisted of the following (in millions):

	Three Months Ended March 31,
	2014	2013

Goodwill impairment	$39.9	$–
Acquisition and other integration costs	2.3	18.4
Currency devaluation	–	7.5
Mark-to-market impact on currency derivatives not designated as accounting hedges	0.1	2.7
Severance, restructuring and other costs	6.7	2.4
	$49.0	$31.0

As described further in Note 2 of the Notes to Consolidated Condensed Financial Statements, the Company entered into a definitive agreement in January 2014 to sell its Reciprocating Compression business to General Electric.  Reciprocating Compression had previously been combined with the Process Systems and Equipment (PSE) business in the Process Systems & Reciprocating Compression reporting unit for goodwill impairment evaluation purposes.  As a result of the classification of Reciprocating Compression as a discontinued operation in the first quarter of 2014, total reporting unit goodwill was allocated between the two businesses.  Following this, the PSE business was evaluated as a separate reporting unit in connection with the Company's annual goodwill impairment review conducted prior to the end of the first quarter of 2014.  As a result of this review, the PSE goodwill amount was deemed impaired.

Note 4: Receivables

Receivables consisted of the following (in millions):

	March 31, 2013	December 31, 2013

Trade receivables	$2,524.8	$2,621.5
Other receivables	162.2	118.5
Allowance for doubtful accounts	(18.5)	(20.9)
Total receivables	$2,668.5	$2,719.1

Note 5: Inventories

Inventories consisted of the following (in millions):

	March 31, 2014	December 31, 2013

Raw materials	$227.7	$237.7
Work-in-process	935.2	894.4
Finished goods, including parts and subassemblies	2,213.9	2,207.8
Other	20.1	21.5
	3,396.9	3,361.4
Excess of current standard costs over LIFO costs	(93.3)	(120.0)
Allowances	(110.6)	(109.0)
Total inventories	$3,193.0	$3,132.4

Note 6: Plant and Equipment and Goodwill

Plant and equipment consisted of the following (in millions):

	March 31, 2014	December 31, 2013

Plant and equipment, at cost	$3,589.9	$3,670.1
Accumulated depreciation	(1,594.6)	(1,633.2)
Total plant and equipment	$1,995.3	$2,036.9

Changes in goodwill during the three months ended March 31, 2014 were as follows (in millions):

Balance at December 31, 2013	$2,924.8
Reclassification to assets of discontinued operations	(213.3)
Adjustments to the purchase price allocation for prior year acquisitions	9.1
Impairment	(39.9)
Translation effect of currency changes	12.5
Balance at March 31, 2014	$2,693.2

See Note 3 of the Notes to Consolidated Condensed Financial Statements for further information regarding the impairment of goodwill.

Note 7: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in millions):

	March 31, 2014	December 31, 2013

Trade accounts payable and accruals	$829.0	$1,184.4
Advances from customers	1,777.8	1,675.8
Other accruals	1,027.1	1,023.2
Total accounts payable and accrued liabilities	$3,633.9	$3,883.4

Activity during the three months ended March 31, 2014 associated with the Company's product warranty accruals was as follows (in millions):

Balance December 31, 2013	Net warranty provisions	Charges against accrual	Reclassification to discontinued operations	Translation and other	Balance March 31, 2014

$45.6	$11.8	$(10.2)	$(4.5)	$1.4	$44.1

Note 8: Debt

The Company's debt obligations were as follows (in millions):

	March 31, 2014	December 31, 2013

Senior notes:
Floating rate notes due June 2, 2014	$250.0	$250.0
1.6% notes due April 30, 2015	250.0	250.0
1.15% notes due December 15, 2016	250.0	250.0
6.375% notes due July 15, 2018	450.0	450.0
4.5% notes due June 1, 2021	250.0	250.0
3.6% notes due April 30, 2022	250.0	250.0
4.0% notes due December 15, 2023	250.0	250.0
7.0% notes due July 15, 2038	300.0	300.0
5.95% notes due June 1, 2041	250.0	250.0
5.125% notes due December 15, 2043	250.0	250.0
Commercial paper (0.3% weighted average rate)	325.0	–
Unamortized original issue discount	(6.8)	(7.0)
Other debt	62.3	56.6
Obligations under capital leases	59.3	60.2
	3,189.8	2,859.8
Current maturities	(626.7)	(297.0)
Long-term maturities	$2,563.1	$2,562.8

During the first quarter of 2014, the Company's Board of Directors authorized the establishment of a $500.0 million commercial paper program.  This program will allow for issuances of commercial paper with maturities of up to 364 days and will be used for general corporate purposes.

At March 31, 2014, the Company had no amounts outstanding under its $835.0 million Amended Credit Agreement, and a total of $122.0 million of letters of credit issued and outstanding under its $170.0 million bi-lateral letter of credit facility, leaving $48.0 million remaining available for use under this facility.

On April 11, 2014, the Company entered into a new $750.0 million three-year multi-currency syndicated Revolving Credit Facility expiring April 11, 2017.   Up to $200.0 million of this new facility may be used for letters of credit and $92.4 million of letters of credit issued and outstanding under the $170.0 million bi-lateral facility were transferred to the new Revolving Credit Facility at close and concurrently the $170.0 million bi-lateral facility was amended to reduce its capacity to $40.0 million of which $31.7 million was used for letters of credits issued but not transferred to the new Revolving Credit Facility.  The new Revolving Credit Facility contains covenants and terms consistent with the Company's existing Amended Credit Agreement.  It will serve as the primary backstop to the commercial paper program.  A total of $657.6 million of the new Revolving Credit Facility was available for future use at close after the assumption of $92.4 million of letters of credit from the bi-lateral facility.  This facility is in addition to the $835.0 million Amended Credit Agreement referred to above.

Note 9: Income Taxes

The Company's effective tax rate on income from continuing operations for the first quarter of 2014 was 28.5% compared to 18.9% for the first quarter of 2013.  The components of the effective tax rates for both periods were as follows (dollars in millions):

	Three Months Ended March 31,
	2014		2013
	Tax Provision	Tax Rate	Tax Provision	Tax Rate

Forecasted tax expense by jurisdiction	$40.8	24.0%	$41.5	23.0%
Adjustments to income tax provision:
Tax effect of goodwill impairment	9.6	5.6	–	–
Finalization of prior year returns	(2.7)	(1.6)	(0.3)	(0.2)
Tax effects of changes in legislation	–	–	(7.1)	(3.9)
Accrual adjustments and other	0.8	0.5	–	–
Tax provision	$48.5	28.5%	$34.1	18.9%

Note 10: Business Segments

The Company's operations are organized into three separate business segments – Drilling & Production Systems (DPS), Valves & Measurement (V&M) and PCS.  Summary financial data by segment follows (in millions):

	Three Months Ended March 31,
	2014	2013
Revenues:
DPS	$1,705.1	$1,269.0
V&M	492.3	521.5
PCS	234.1	270.4
Total revenues	$2,431.5	$2,060.9

Income (loss) from continuing operations before income taxes:
DPS	$183.0	$154.4
V&M	94.1	113.4
PCS	15.5	19.6
Corporate & other	(122.4)	(106.9)
Income (loss) from continuing operations before income taxes	$170.2	$180.5

Corporate & other includes expenses associated with the Company's back office support and public company costs, all of the Company's interest income and interest expense, and other costs as described further in Note 3 of the Notes to the Consolidated Condensed Financial Statements.

Note 11: Earnings Per Share

The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2014	2013

Net income from continuing operations	$121.7	$146.4
Net income attributable to noncontrolling interests	5.0	–
Net income from continuing operations attributable to Cameron	116.7	146.4
Income (loss) from discontinued operations, net of taxes	(5.6)	1.9
Net income attributable to Cameron	$111.1	$148.3

Average shares outstanding (basic)	214.9	247.5
Common stock equivalents	1.3	1.5
Diluted shares	216.2	249.0

Basic earnings (loss) per share:
Continuing operations	$0.54	$0.59
Discontinued operations	(0.03)	0.01
	$0.51	$0.60

Diluted earnings (loss) per share:
Continuing operations	$0.54	$0.59
Discontinued operations	(0.03)	0.01
	$0.51	$0.60

The Company's Board of Directors has given management the authority to purchase the Company's common stock.  Under this authorization, which was increased by $500.0 million in February 2014, the Company may purchase shares directly or indirectly by way of open market transactions or structured programs, including the use of derivatives, for the Company's own account or through commercial banks or financial institutions.  At March 31, 2014, the Company had remaining authority for future stock purchases totaling approximately $420.5 million.

The average cost of treasury shares acquired for the three-month periods ended March 31, 2014 and 2013 was $60.91 and $63.84, respectively.  Total treasury share purchases during the three months ended March 31, 2014 and 2013 were 15,198,264 and 613,453, respectively.  Treasury shares issued in satisfaction of stock option exercises and vesting of restricted stock units during the three months ended March 31, 2014 and 2013 were 770,393 and 1,313,132, respectively.  Remaining activity in treasury shares involved the Company's nonqualified deferred compensation plans.

Note 12: Accumulated Other Comprehensive Income (Loss)

The changes in the components of accumulated other elements of comprehensive income (loss) for the three months ended March 31, 2014 and 2013 were as follows (in millions):

	Three Months Ended March 31, 2014
	Accumulated Foreign Currency Translation Gain (Loss)	Prior Service Credits and Net Actuarial Losses	Accumulated Gain (Loss) on Cash Flow Hedge Derivatives	Total	Three Months Ended March 31, 2013

Balance at beginning of year	$(48.4)	$(45.0)	$13.9	$(79.5)	$(30.0)

Other comprehensive income (loss) before reclassifications:
Pre-tax	8.8	–	6.7	15.5	(81.3)
Tax effect	–	–	(3.5)	(3.5)	4.1

Amounts reclassified from accumulated other comprehensive income to:
Revenues	–	–	(2.7)	(2.7)	–
Cost of sales	–	–	(0.3)	(0.3)	(1.2)
Selling and administrative expense	–	0.1	–	0.1	1.7
Tax effect	–	–	1.3	1.3	(0.2)

Net current period other comprehensive income	8.8	0.1	1.5	10.4	(76.9)

Balance at end of period	$(39.6)	$(44.9)	$15.4	$(69.1)	$(106.9)

Note 13: Contingencies

The Company is subject to a number of contingencies, including litigation, tax contingencies and environmental matters.

Litigation
The Company has been and continues to be named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits. At March 31, 2014, the Company's Consolidated Condensed Balance Sheet included a liability of approximately $14.9 million for such cases. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

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

The Company has been assessed customs duties and penalties by the government of Brazil totaling almost $56.0 million at March 31, 2014, including interest accrued at local country rates, following a customs audit for the years 2003-2010.  The Company filed an administrative appeal and believes a majority of this assessment will ultimately be proven to be incorrect because of numerous errors in the assessment, and because the government has not provided appropriate supporting documentation for the assessment.  As a result, the Company currently expects no material adverse impact on its results of operations or cash flows as a result of the ultimate resolution of this matter.  No amounts have been accrued for this assessment as of March 31, 2014 as no loss is currently considered probable.

Environmental Matters
The Company is currently identified as a potentially responsible party (PRP) with respect to two sites designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state laws. One of these sites is Osborne, Pennsylvania (a landfill into which a predecessor of the PCS operation in Grove City, Pennsylvania deposited waste), where remediation was completed in 2011 and remaining costs relate to ongoing ground water monitoring. The other is believed to be a de minimis exposure. The Company is also engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality ("TCEQ") at former manufacturing locations in Houston and Missouri City, Texas.

In 2001, the Company discovered that contaminated underground water from the former manufacturing site in Houston referenced above had migrated under an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners. Concerns over the impact on property values of the underground water contamination and its public disclosure led to a number of claims by homeowners.  The Company has settled these claims, primarily as a result of the settlement of a class action lawsuit, and is obligated to reimburse approximately 190 homeowners for any diminution in value of their property due to contamination concerns at the time of the property's sale. Test results of monitoring wells on the southeastern border of the plume indicate that the plume is moving in a new direction, likely as a result of a ground water drainage system completed as part of an interstate highway improvement project.  As a result, the Company notified 39 additional homeowners, and may provide notice to additional homeowners, whose property is adjacent to the class area that their property may be affected.  The Company is reviewing whether additional remedial measures are appropriate.  The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements as well as any possible new claims that may be filed with respect to this underground water contamination will not have a material adverse effect on its financial position or results of operations. The Company's Consolidated Balance Sheet included a noncurrent liability of approximately $7.1 million for these matters as of March 31, 2014.

With respect to the Missouri City site, during the first quarter of 2014, the Company was notified by the TCEQ that it may discontinue and decommission the ground-water treatment system there in preparation for site closure.  Additionally, the Company has discontinued operations at a number of other sites which had been active for many years and which may have yet undiscovered contamination. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At March 31, 2014, the Company's Consolidated Balance Sheet included a noncurrent liability of approximately $2.9 million for these environmental matters.

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

Following is a summary of the Company's financial instruments which have been valued at fair value in the Company's Consolidated Balance Sheets at March 31, 2014 and December 31, 2013:
	Fair Value Based on Quoted Prices in Active Markets for Identical Assets (Level 1)		Fair Value Based on Significant Other Observable Inputs (Level 2)		Total
(in millions)	2014	2013	2014	2013	2014	2013

Cash and cash equivalents:
Cash	$448.2	$617.8	$–	$–	$448.2	$617.8
Money market funds	503.8	1,172.4	–	–	503.8	1,172.4
Commercial paper	–	–	5.8	3.9	5.8	3.9
Non-U.S. bank and other obligations	14.3	18.8	–	–	14.3	18.8
Short-term investments:
U.S. Treasury securities	41.0	41.0	–	–	41.0	41.0
Non-qualified plan assets:
Money market funds	1.1	1.0	–	–	1.1	1.0
Domestic bond funds	3.0	2.9	–	–	3.0	2.9
International bond fund	0.4	0.3	–	–	0.4	0.3
Domestic equity funds	5.8	5.5	–	–	5.8	5.5
International equity funds	2.7	2.7	–	–	2.7	2.7
Blended equity funds	4.1	3.8	–	–	4.1	3.8
Common stock	2.2	2.3	–	–	2.2	2.3
Derivatives, net asset (liability):
Foreign currency contracts	–	–	21.0	19.0	21.0	19.0
	$1,026.6	$1,868.5	$26.8	$22.9	$1,053.4	$1,891.4

Fair values for financial instruments utilizing level 2 inputs were determined from information obtained from third party pricing sources, broker quotes or calculations involving the use of market indices.

At March 31, 2014, the fair value of the Company's fixed-rate debt (based on Level 1 quoted market rates) was approximately $2.69 billion as compared to the $2.50 billion face value of the debt recorded, net of original issue discounts, in the Company's Consolidated Condensed Balance Sheet.  At December 31, 2013, the fair value of the Company's fixed-rate debt (based on Level 1 quoted market rates) was approximately $2.66 billion as compared to the $2.50 billion face value of the debt.

Derivative Contracts

In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into foreign currency forward contracts to hedge specific large anticipated receipts or disbursements in currencies for which the Company does not expect to have fully offsetting local currency expenditures or receipts. The Company was party to a number of long-term foreign currency forward contracts at March 31, 2014. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling, valve or other equipment contracts involving the Company's United States operations and its wholly-owned subsidiaries in Australia, Brazil, France, Italy, Malaysia, Norway, Singapore and the United Kingdom. Many of these contracts have been designated as and are accounted for as cash flow hedges with changes in the fair value of those contracts recorded in accumulated other comprehensive income (loss) in the period such change occurs.  Certain other contracts, many of which are centrally managed, are intended to offset other foreign currency exposures but have not been designated as hedges for accounting purposes and, therefore, any change in the fair value of those contracts is reflected in earnings in the period such change occurs.  The Company determines the fair value of its outstanding foreign currency forward contracts based on quoted exchange rates for the respective currencies applicable to similar instruments.

The Company manages its debt portfolio to achieve an overall desired position of fixed and floating rates and employs from time to time interest rate swaps as a tool to achieve that goal.

Total gross volume bought (sold) by notional currency and maturity date on open derivative contracts at March 31, 2014 was as follows (in millions):

	Notional Amount - Buy				Notional Amount - Sell
	2014	2015	2016	Total	2014	2015	2016	Total
Foreign exchange forward contracts -
Notional currency in:
Chinese yuan	54.5	–	–	54.5	–	–	–	–
Euro	121.4	28.0	10.2	159.6	(29.7)	–	–	(29.7)
Malaysian ringgit	64.7	215.0	3.5	283.2	–	–	–	–
Norwegian krone	994.5	360.3	10.6	1,365.4	(371.5)	(64.4)	–	(435.9)
Pound sterling	131.6	17.3	0.8	149.7	(89.5)	–	–	(89.5)
U.S. dollar	86.2	2.8	–	89.0	(569.1)	(205.1)	(46.6)	(820.8)

While the Company reports and generally settles its individual derivative financial instruments on a gross basis, the agreements between the Company and its third party financial counterparties to the derivative contracts generally provide both the Company and its counterparties with the legal right to net settle contracts that are in an asset position with other contracts that are in an offsetting liability position, if required.  The fair values of derivative financial instruments recorded in the Company's Consolidated Condensed Balance Sheets at March 31, 2014 and December 31, 2013 were as follows (in millions):

	March 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities

Derivatives designated as hedging instruments:
Current	$29.2	$8.0	$28.3	$10.4
Non-current	3.2	1.1	2.8	1.7
Total derivatives designated as hedges	32.4	9.1	31.1	12.1

Derivatives not designated as hedging instruments:
Current	1.4	3.7	5.6	5.6
Non-current	–	–	–	–
Total derivatives not designated as hedges	1.4	3.7	5.6	5.6

Total derivatives	$33.8	$12.8	$36.7	$17.7

The amount of pre-tax gain (loss) from the ineffective portion of derivatives designated as hedging instruments and from derivatives not designated as hedging instruments was (in millions):

	Three Months Ended March 31,
	2014	2013
Derivatives designated as hedging instruments -
Cost of sales	$1.4	$(4.7)
Derivatives not designated as hedging instruments -
Cost of sales	1.4	–
Other costs	(0.1)	(2.7)
	$2.7	$(7.4)

Note 15: Recently Issued Accounting Pronouncements

The U.S. Financial Accounting Standards Board issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08) in April 2014.

This new standard:
•	raises the threshold for disposals to qualify as discontinued operations,
•	allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation, and
•	provides for new and additional disclosures of discontinued operations and individually material disposal transactions.

The Company anticipates adopting the new standard when it becomes effective in the first quarter of 2015.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical data contained herein, this document includes forward-looking statements regarding future market strength, customer spending and order levels, revenues and earnings of the Company, as well as expectations regarding equipment deliveries, margins, profitability, the ability to control and reduce raw material, overhead and operating costs, cash generated from operations, capital expenditures and the use of existing cash balances and future anticipated cash flows made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those described in any forward-looking statements. Any such statements are based on current expectations of the Company's performance and are subject to a variety of factors, some of which are not under the control of the Company, which can affect the Company's results of operations, liquidity or financial condition. Such factors may include overall demand for, and pricing of, the Company's products; the size and timing of orders; the Company's ability to successfully execute large subsea and drilling projects it has been awarded; the possibility of cancellations of orders in backlog; the Company's ability to convert backlog into revenues on a timely and profitable basis; the impact of acquisitions the Company has made or may make; changes in the price of (and demand for) oil and gas in both domestic and international markets; raw material costs and availability; political and social issues affecting the countries in which the Company does business; fluctuations in currency markets worldwide; and variations in global economic activity. In particular, current and projected oil and gas prices historically have generally directly affected customers' spending levels and their related purchases of the Company's products and services. As a result, changes in oil and gas price expectations may impact the demand for the Company's products and services and the Company's financial results due to changes in cost structure, staffing and spending levels the Company makes in response thereto. See additional factors discussed in "Factors That May Affect Financial Condition and Future Results" contained herein.

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

FIRST QUARTER 2014 COMPARED TO FIRST QUARTER 2013

Market Conditions

Information related to a measure of drilling activity and certain commodity spot and futures prices during each quarter and the number of deepwater floaters and semis under contract at the end of each period follows:

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	Amount	%
Drilling activity (average number of working rigs during period)(1):
United States	1,780	1,758	22	1.3%
Canada	526	535	(9)	(1.7)%
Rest of world	1,337	1,274	63	4.9%
Global average rig count	3,643	3,567	76	2.1%
Commodity prices (average of daily U.S. dollar prices per unit during period)(2):
West Texas Intermediate Cushing, OK crude spot price per barrel in U.S. dollars	$98.65	$94.30	$4.35	4.6%
Henry Hub natural gas spot price per MMBtu in U.S. dollars	$5.16	$3.47	$1.69	48.7%
Twelve-month futures strip price (U.S. dollar amount at period end)(2):
West Texas Intermediate Cushing, OK crude oil contract (per barrel)	$96.71	$96.26	$0.45	0.5%
Henry Hub Natural Gas contract (per MMBtu)	$4.46	$4.20	$0.26	6.2%
Contracted drillships and semi submersibles by location at period-end(3):
U.S. Gulf of Mexico	45	39	6	15.4%
Central and South America	72	83	(11)	(13.3)%
Northwestern Europe	46	47	(1)	(2.1)%
West Africa	44	32	12	37.5%
Southeast Asia and Australia	27	22	5	22.7%
Other	47	28	19	67.9%
Total	281	251	30	12.0%

(1)       Based on average monthly rig count data from Baker Hughes
(2)       Source: Bloomberg
(3)       Source: ODS-Petrodata Ltd.

The increase in average worldwide operating rigs during the first quarter of 2014 as compared to the first quarter of 2013 was primarily due to a 5% increase in activity outside of North America, mainly in Africa, the Middle East and the Asia Pacific region.  The average number of rigs drilling for gas in North America was down slightly in the first quarter of 2014 as compared to the first quarter of 2013.  This impact was more than offset by a 12% increase in the average number of North American rigs drilling for oil.

Crude oil prices (West Texas Intermediate, Cushing, OK) were fairly consistent throughout much of the first quarter of 2014 reaching a high of $104.92 per barrel at the beginning of March before closing the period at $101.58 per barrel.  On average, crude oil prices were almost 5% higher during the first quarter of 2014 as compared to the first quarter of 2013.  The twelve month futures price for crude oil at March 31, 2014 was slightly lower compared to spot prices near the end of the quarter.

Natural gas (Henry Hub) prices fluctuated throughout the first quarter of 2014 reaching a high of $7.92 per MMBtu, before dropping back to close the quarter at $4.47 per MMBtu.  Factors affecting natural gas prices during the first quarter of 2014 included, among other things, a colder than normal winter throughout much of the United States and higher than normal natural gas storage withdrawals. On average, prices during the first quarter of 2014 were up 48.7% as compared to the same period in 2013.  The 12-month futures strip price for natural gas at March 31, 2014 was $4.46 per MMBtu, which is comparable to the spot price at March 31, 2014.

With the recent increase in the number of drillships and semi submersibles available for contract and under contract, a slowdown in demand for newbuild construction may occur as the drilling industry undergoes a rebalancing of supply and demand for such rigs.

The oilfield service industry has also been experiencing customer slowdowns and delays on certain large subsea projects.  As an example, the Company announced in November 2013 that Chevron's Rosebank project in the UK North Sea was being deferred in order for Chevron to work with its partners to improve project economics.  The original award received by Cameron for this project totaled in excess of $500.0 million.  It was agreed that OneSubsea would continue to work on its awarded scope and work with Chevron on improving the project's economics.

Critical Accounting Policies

Goodwill – During the first quarter of each annual period, the Company reviews the carrying value of goodwill in accordance with accounting rules on impairment of goodwill, which require that the Company estimate the fair value of each of its reporting units annually, or when impairment indicators exist, and compare such amounts to their respective carrying values to determine if an impairment of goodwill is required. The estimated fair value of each reporting unit is determined using discounted future expected cash flow models (level 3 unobservable inputs) consistent with the accounting guidance for fair value measurements.  Certain estimates and judgments are required in the application of the discounted cash flow models, including, but not limited to, estimates of future cash flows and the selection of a discount rate.

As described further in Note 2 of the Notes to Consolidated Condensed Financial Statements, the Company entered into a definitive agreement in January 2014 to sell its Reciprocating Compression business to General Electric.  Reciprocating Compression had previously been combined with the Process Systems and Equipment (PSE) business in the Process Systems & Reciprocating Compression reporting unit for goodwill impairment evaluation purposes.  As a result of the classification of Reciprocating Compression as a discontinued operation in the first quarter of 2014, total reporting unit goodwill was allocated between the two businesses.  Following this, the PSE business was evaluated as a separate reporting unit in connection with the Company's annual goodwill impairment review conducted prior to the end of the first quarter of 2014.  As a result of this review, the PSE goodwill amount was deemed impaired.

Consolidated Results

Net income attributable to Cameron stockholders for the first quarter of 2014 totaled $111.1 million. Earnings from continuing operations per diluted share totaled $0.54 compared to $0.59 per diluted share for the first quarter of 2013. Included in the first quarter 2014 results were charges of $0.21 per diluted share, primarily associated with:

•	a goodwill impairment charge related to the PSE business,

•	acquisition and other integration costs, and

•	severance, restructuring and various other costs.

These costs are described further in Note 3 of the Notes to Consolidated Condensed Financial Statements.  Absent these costs and similar costs for the same period in 2013, diluted earnings per share would have increased nearly 9% in the first quarter of 2014 as compared to the first quarter of 2013.

Total revenues for the Company increased $370.6 million, or 18%, primarily on the strength of higher sales in each major product line within the DPS segment during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

As a percent of revenues, cost of sales (exclusive of depreciation and amortization) increased from 70.5% during the first quarter of 2013 to 72.6% for the first quarter of 2014, as a result of higher costs in relation to revenues in each business segment, as described further below under "Segment Results".

Selling and administrative expenses increased $25.0 million, or 8.2%, during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.  This increase was primarily due to higher employee-related costs as a result of increased headcount and higher business activity levels in the DPS segment, along with the impact of additional costs from newly acquired businesses.   Selling and administrative expenses were 13.5% of revenues for the first quarter of 2014, down from 14.7% for the first quarter of 2013.

Depreciation and amortization expense totaled $86.8 million for the first quarter of 2014 as compared to $67.3 million during the first quarter of 2013, an increase of $19.5 million.  The increase was due mainly to higher depreciation expense as a result of recent increased levels of capital spending and the impact of additional depreciation and acquired intangible amortization expense associated with newly acquired businesses.

Net interest increased $6.3 million, from $25.8 million during the first quarter of 2013 to $32.1 million during the first quarter of 2014, mainly as a result of $750.0 million of new senior notes issued by the Company in December 2013.

Other costs totaled $49.0 million for the three months ended March 31, 2014 as compared to $31.0 million for the three months ended March 31, 2013, an increase of $18 million.  See Note 3 of the Notes to Consolidated Condensed Financial Statements for further information on the nature of these items.

The Company's effective tax rate on income from continuing operations for the first quarter of 2014 was 28.5% compared to 18.9% for the first quarter of 2013.  The components of the effective tax rates for both periods were as follows (dollars in millions):

	Three Months Ended March 31,
	2014		2013
	Tax Provision	Tax Rate	Tax Provision	Tax Rate

Forecasted tax expense by jurisdiction	$40.8	24.0%	$41.5	23.0%
Adjustments to income tax provision:
Tax effect of goodwill impairment	9.6	5.6	–	–
Finalization of prior year returns	(2.7)	(1.6)	(0.3)	(0.2)
Tax effects of changes in legislation	–	–	(7.1)	(3.9)
Accrual adjustments and other	0.8	0.5	–	–
Tax provision	$48.5	28.5%	$34.1	18.9%

Segment Results

DPS Segment –

	Three Months Ended March 31,		Increase (Decrease)
($ in millions)	2014	2013	$	%

Revenues	$1,705.1	$1,269.0	$436.1	34.4%
Income from continuing operations before income taxes	$183.0	$154.4	$28.6	18.5%
Income from continuing operations before income taxes as a percent of revenues	10.7%	12.2%	N/A	(1.5)%

Orders	$1,758.9	$2,743.0	$(984.1)	(35.9)%
Backlog (at period-end)	$9,321.2	$7,970.7	$1,350.5	16.9%

Revenues

Businesses acquired during the last twelve months accounted for approximately 28% of the total change in revenues from the first quarter of 2013.  Absent this effect,

•	drilling equipment revenues were up 37%, primarily related to shipments associated with higher beginning-of-the-period backlog levels and production efficiency improvements,

•	subsea equipment sales rose 23% as a result of higher project activity levels and increased demand for aftermarket parts and services, and

•	sales of surface equipment increased nearly 13%, largely as a result of higher shipments and aftermarket activity levels, mainly in North America, the North Sea, Africa and the Caspian Sea region.

Income from continuing operations before income taxes as a percent of revenues

The decrease in the ratio of income from continuing operations before income taxes as a percent of revenues was due primarily to lower product margins in the drilling equipment product line due to sales mix and higher costs, as well as higher research and development spending, particularly in OneSubsea.

Orders

Excluding the impact of businesses acquired during the last twelve months, total segment orders declined nearly 38% in the first quarter of 2014 as compared to the same period last year.  This decrease was primarily attributable to:

•	a 79% decline in subsea orders, mainly as a result of a large award from Petrobras for subsea trees and associated equipment for use in Pre- and Post-Salt basins offshore Brazil and a large booking for subsea production systems for a project offshore Nigeria, both of which were received in the first quarter of 2013 with no similar-sized large project awards received in the first quarter of 2014, and

•	a 10% decrease in orders for surface equipment due to timing of orders by customers in Iraq, Saudi Arabia and Latin America, which was partially offset by continued strong activity levels in North America.

Partially offsetting these declines was a 23% increase in orders for drilling equipment reflecting several large rig project awards received in the first quarter of 2014.

Backlog (at period-end)
Higher subsea equipment backlog, largely as a result of strong 2013 order rates, accounted for over 70% of the total increase in DPS segment backlog from March 31, 2013 to March 31, 2014.   Strong order rates in recent periods also led to a 21% increase in surface equipment backlog levels from March 31, 2013.  Drilling equipment backlog was up 5% despite the reversal of nearly $243 million in backlog in the first quarter of 2014 as the result of a customer cancellation of a large drilling project award issued in 2012.  The Company has sent a claim for damages to the customer arising from the contract cancellation and is currently evaluating its other legal remedies in the matter.

V&M Segment –

	Three Months Ended March 31,		Decrease
($ in millions)	2014	2013	$	%

Revenues	$492.3	$521.5	$(29.2)	(5.6)%
Income from continuing operations before income taxes	$94.1	$113.4	$(19.3)	(17.0)%
Income from continuing operations before income taxes as a percent of revenues	19.1%	21.7%	N/A	(2.6)%

Orders	$536.4	$538.5	$(2.1)	(0.4)%
Backlog (at period-end)	$1,057.2	$1,083.5	$(26.3)	(2.4)%

Revenues

Project slippage and lower delivery levels from recent order weakness contributed to sales declines of 16% and 11% for engineered valves and process valves, respectively.  These declines were partially offset by a 13% increase in measurement product sales and a 3% improvement in sales of distributed valves reflecting strength in the North American markets and the impact of newly acquired businesses.

Income from continuing operations before income taxes as a percent of revenues

The decrease in the ratio of income from continuing operations before income taxes as a percent of revenues was attributable to:

•	a 1.3 percentage-point increase in the ratio of cost of sales to revenues resulting from an unfavorable mix change related to project shipments and a decrease in engineered valve product line margins,

•	a 0.8 percentage-point increase in the ratio of selling and administrative costs to revenues due to higher overhead costs, and

•	a 0.5 percentage-point increase in the ratio of depreciation and amortization expense to revenues due to increased capital spending in recent periods.

Orders

Overall, total segment orders were relatively flat when compared to the same period last year.  A 31% improvement in measurement product orders for various pipeline and other energy related projects was offset by a 27% decrease in process valve orders due to the absence in the first quarter of 2014 of several large project awards received in the same period last year.

Backlog (at period-end)

Backlog levels for the V&M segment decreased slightly from March 31, 2013 as engineered and process valves order rates did not keep up with deliveries in 2013. These decreases were offset by strong measurement products bookings.

PCS Segment –

	Three Months Ended March 31,		Increase (Decrease)
($ in millions)	2014(1)	2013(1)	$	%

Revenues	$234.1	$270.4	$(36.3)	(13.4)%
Income from continuing operations before income taxes	$15.5	$19.6	$(4.1)	(20.9)%
Income from continuing operations before income taxes as a percent of revenues	6.6%	7.2%	N/A	(0.6)%

Orders	$186.6	$268.0	$(81.4)	(30.4)%
Backlog (at period-end)	$890.7	$864.6	$26.1	3.0%

(1)      Excluding discontinued operations

Revenues

Over 50% of the revenue decrease in the PCS segment was due to weaker demand for wellhead and midstream processing equipment.  In addition:

•	custom process systems revenues were down 9%, due mainly to timing of manufacturing activity on large projects, and

•	centrifugal compression revenues declined 6% mainly as a result of strong shipment levels for process gas equipment in the first quarter of 2013 which did not repeat at those same levels in the first quarter of 2014. This decline was partially offset by higher shipments of plant air equipment in the first quarter of 2014 to various international customers.

Income from continuing operations before income taxes as a percent of revenues

The decrease in the ratio of income from continuing operations before income taxes as a percent of revenues was due primarily to:

•	a 1.6 percentage-point increase in the ratio of cost of sales to revenues resulting mainly from lower volumes, higher costs and higher underabsorption, largely related to the wellhead and midstream processing business and, to a lesser extent, Centrifugal Compression, and

•	a 0.9 percentage-point increase in the ratio of depreciation and amortization expense to revenues as a result of higher depreciation and amortization expense during the first quarter of 2014 in relation to lower revenues for the period, as mentioned above.

These decreases in the ratio of income from continuing operations before income taxes as a percent of revenues were partially offset by a 1.9 percentage-point decrease in the ratio of selling and administrative expenses to revenues due mainly to the impact of recent restructuring activities, primarily in the wellhead and midstream processing business, cost control efforts, headcount reductions and lower employee incentive costs.

Orders

The decrease in segment orders was attributable to:

•	a 38% decline in orders for midstream processing equipment, due mainly to a large plant order awarded in the first quarter of 2013 that did not repeat in the first quarter of 2014,
•	a 32% decrease in custom process systems orders due to a number of large awards received in the first quarter of 2013 that did not repeat in the first quarter of 2014 and certain project delays that affected the timing of awards expected in the first quarter of 2014, and
•	a 20% decline in centrifugal compression equipment awards, mainly as a result of several large international project awards for plant air equipment received in the first quarter of 2013 that did not repeat during the first quarter of 2014.
Backlog (at period-end)

Increased backlog in the custom process systems business, resulting from strong 2013 order levels, more than offset demand-driven backlog declines in the centrifugal compression and wellhead and midstream processing equipment product lines from March 31, 2013 to March 31, 2014.

Corporate Segment –

The $15.5 million increase in the loss from continuing operations before income taxes in the Corporate segment during the first quarter of 2014 as compared to the first quarter of 2013 (see Note 10 of the Notes to Consolidated Condensed Financial Statements) was due to:

•	an $18.0 million increase in other costs as described further in Note 3 of the Notes to Consolidated Condensed Financial Statements, and

•	a $6.3 million increase in net interest as described above.

These increases were partially offset by lower facility-related costs and depreciation and amortization expense during the first quarter of 2014.

Liquidity and Capital Resources

Consolidated Condensed Statements of Cash Flows

During the first three months of 2014, net cash used for operations totaled $174.5 million, an increase of $151.8 million from the $22.7 million of cash used for operations during the first three months of 2013.

Cash totaling $448.3 million was used to increase working capital during the first three months of 2014 compared to $254.8 million during the first three months of 2013, an increase of $193.5 million.  During the first three months of 2014, $174.7 million of cash was used to build inventory levels, primarily in the DPS segment, in order to meet the demands from increased backlog and activity levels in that business segment. The timing of payments to third parties and employee incentive payouts made in the first quarter of 2014 contributed to a use of cash totaling $213.3 million for the period.

Cash used for investing activities increased $6.1 million, from $92.4 million during the first three months of 2013 to $98.5 million during the first three months of 2014.  The increase is primarily the result of increased capital spending in the first quarter of 2014, partially offset by the redeployment of approximately $11.7 million of cash and cash equivalents to short-term investments during the first quarter of 2013. Capital needs in the Surface Systems and OneSubsea divisions of the DPS segment, along with continued development of the Company's enhanced business information systems, accounted for the majority of the first quarter 2014 capital spending of $104.8 million.

Net cash used for financing activities totaled $563.7 million for the first three months of 2014.  Approximately $902.0 million of cash was used to acquire over 15 million shares of treasury stock during the first quarter of 2014.  Also, during the current year period, the Board of Directors authorized the Company to initiate a commercial paper program with authority to issue up to $500.0 million in short-term debt.  Under this program, the Company issued commercial paper totaling $325.0 million in principal amount for use in funding the treasury stock purchases referred to above and for other corporate needs.  The average term of the outstanding commercial paper as of March 31, 2014 was approximately 36 days.  The Company currently anticipates being able to continue to issue new commercial paper to fund or extend outstanding commercial paper as it comes due for payment.

Future liquidity requirements

At March 31, 2014, the Company had $1.0 billion of cash, cash equivalents and short-term investments.  Approximately $428.7 million of the Company's cash, cash equivalents and short-term investments at March 31, 2014 were in the OneSubsea venture.  Dividends of available cash from OneSubsea to the venture partners require approval of the OneSubsea Board of Directors prior to payment.  Of the remaining cash, cash equivalents and short-term investments, nearly $200 million was located in the United States.  Total debt at March 31, 2013 was nearly $3.2 billion, most of which was in the United States.  Excluding capital leases, nearly $1.1 billion of the debt obligations have maturities within the next three-year period.  The remainder of the Company's long-term debt is due in varying amounts between 2018 and 2043.

Excluding discontinued operations, the Company's backlog decreased slightly from December 31, 2013, but was still at a near record high.  Orders during the first quarter of 2014 were down nearly 30% from the first quarter of 2013 due mainly to certain large subsea project awards received in the first quarter of 2013 that did not repeat during the first quarter of 2014.  The timing of such large project awards are inconsistent period over period.  The Company views its backlog of unfilled orders, current order rates, current rig count levels and current and future expected oil and gas prices to be, in varying degrees, leading indicators of and factors in determining its estimates of future revenues, cash flows and profitability levels.  Information regarding actual first quarter 2014 and 2013 average rig count and commodity price levels and forward-looking twelve-month market-traded futures prices for crude oil and natural gas are shown in more detail under the caption "Recent Market Conditions" above.  A more detailed discussion of orders and backlog by segment may be found under "First Quarter 2014 Compared to First Quarter 2013 - Segment Results" above.  As a result of these and other factors, the Company currently anticipates further growth in consolidated orders, backlog and revenues during the remainder of 2014.  The Company expects capital spending on new equipment and facilities to be between $450.0 million to $500.0 million for 2014, as compared to $520.0 million during 2013.  The high backlog levels and expected growth however, may increase working capital needs in certain businesses in order in order to meet the increased customer demand.

The Company believes, based on its current financial condition, existing backlog levels and current expectations for future market conditions, that it will be able to meet its short- and longer-term liquidity needs with existing cash, cash equivalents and short-term investments on hand, expected cash flow from future operating activities, amounts expected to be received during the second quarter of 2014 from the sale of the Company's Reciprocating Compression division described further in Note 2 of the Notes to Consolidated Condensed Financial Statements and amounts available for borrowing under its $835.0 million five-year multi-currency Revolving Credit Facility, which ultimately expires on June 6, 2016, and its new three-year $750.0 million Revolving Credit Facility, effective April 11, 2014 described further in Note 8 of the Notes to Consolidated Condensed Financial Statements.  At March 31, 2014, no amounts had been borrowed under the $835.0 million facility.  The Company also had a three-year $170.0 million committed multi-currency revolving letter of credit facility with a third-party bank, expiring on February 2, 2015.  At March 31, 2014, the Company had issued letters of credit totaling $122.0 million under this revolving credit facility, leaving a remaining amount of $48.0 million available for future use prior to collapsing $130.0 million of the capacity of this facility and transferring $92.4 million of issued letters of credit into the new $750 million syndicated facility on April 11, 2014.

In addition to the agreement reached in January 2014 to sell the Company's Reciprocating Compression division to General Electric for $550 million, the Company also announced at the same time that it was exploring strategic alternatives for its Centrifugal Compression business.

The Company's Board of Directors has given management the authority to purchase the Company's common stock.  Under this authorization, which was increased by $500.0 million in February 2014, the Company may purchase shares directly or indirectly by way of open market transactions or structured programs, including the use of derivatives, for the Company's own account or through commercial banks or financial institutions.  At March 31, 2014, the Company had remaining authority for future stock purchases totaling approximately $420.5 million.

Factors That May Affect Financial Condition and Future Results

The inability of the Company to deliver its backlog or future orders on time could affect the Company's future sales and profitability and its relationships with its customers.

At March 31, 2014, the Company's backlog was approximately $11.3 billion, excluding discontinued operations.  The ability to meet customer delivery schedules for this backlog, as well as future orders, is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for large subsea projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources.  Many of the contracts the Company enters into with its customers require long manufacturing lead times and contain penalty clauses relating to on-time delivery. A failure by the Company to deliver in accordance with customer expectations could subject the Company to financial penalties or loss of financial incentives and may result in damage to existing customer relationships. Additionally, the Company bases its earnings guidance to the financial markets on expectations regarding future order rates and the timing of delivery of product currently in backlog.  Failure to deliver equipment in accordance with expectations could negatively impact the market price performance of the Company's common stock and other publicly-traded financial instruments.

Expansion of the Company's offerings in the drilling market creates additional risks not previously present.

The Company's acquisitions of LeTourneau Technologies Drilling Systems, Inc. and the TTS Energy Division of TTS Group ASA (TTS) expanded the Company's portfolio of products and services available to customers involved in oil and gas drilling activities.  These acquisitions brought large drilling rig construction projects not previously offered and a record backlog.  As a result of both, the complexity of execution within this business has increased from that of the past.  Also, the Company has recently struggled to increase production capacity to deliver its record backlog.

Large drilling rig projects are accounted for using accounting rules for production-type and construction-type contracts.  In accordance with this guidance, the Company estimates the expected margin on these projects and recognizes this margin as units are completed.  These projects (i) require significantly more engineering and project management expertise than are needed for projects involving the supply of drilling stacks and associated equipment to customers, (ii) are larger in financial scope and (iii) require longer lead times than many other projects involving the Company's Drilling Systems business.  Additionally, unplanned difficulties in engineering and managing the construction of such major projects could result in cost overruns and financial penalties which could negatively impact the Company's margins and cash flow.   Similar to subsea systems projects described below, a reduction in expected margins on these projects from such unplanned events would result in a cumulative adjustment to reduce margins previously recognized in the period a change in estimate is determined.

Execution of subsea systems projects exposes the Company to risks not present in its other businesses.

Cameron, through OneSubsea, is a significant participant in the subsea systems projects market.  This market is different from most of the Company's other markets since subsea systems projects are larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects typically (i) involve long lead times, (ii) are larger in financial scope, (iii) require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and, in some cases, may require the development of new technology. The Company's OneSubsea business has a backlog of  approximately $2.9 billion for subsea systems projects at March 31, 2014.  To the extent the Company experiences unplanned difficulties in meeting the technical and/or delivery requirements of the projects or has difficulty fully integrating the businesses contributed by Schlumberger to OneSubsea into its operations, the Company's earnings or liquidity could be negatively impacted. The integration of the Schlumberger and Cameron businesses is in its early stages and issues may arise as we refine the technologies and scale up the combined operations to meet customer demand.  The Company accounts for its subsea projects, as it does its separation and drilling projects, using accounting rules for construction-type and production type contracts.  Factors that may affect future project costs and margins include the ability to properly execute the engineering and design phases consistent with our customers' expectations, production efficiencies obtained, and the availability and costs of labor, materials and subcomponents.  These factors can impact the accuracy of the Company's estimates and materially impact the Company's future period earnings.  If the Company experiences cost overruns, the expected margin could decline.  Were this to occur, in accordance with the accounting guidance, the Company would record a cumulative adjustment to reduce the margin previously recorded on the related project in the period a change in estimate is determined.   Subsea systems projects accounted for approximately 15.7% of total first quarter 2014 revenues.

As a designer, manufacturer, installer and servicer of oil and gas pressure control equipment, the Company may be subject to liability, personal injury, property damage and environmental contamination should such equipment fail to perform to specifications.

Cameron provides products and systems to customers involved in oil and gas exploration, development and production, as well as in certain other industrial markets.  Some of the Company's equipment is designed to operate in high-temperature and/or high-pressure environments on land, on offshore platforms and on the seabed and some is designed for use in hydraulic fracturing operations.  Cameron also provides aftermarket parts and repair services at numerous facilities located around the world or at customer sites for this and other equipment.  Because of applications to which the Company's products and services are put, particularly those involving the high temperature and/or pressure environments, a failure of such equipment, or a failure of our customer to maintain or operate the equipment properly, could cause damage to the equipment, damage to the property of customers and others, personal injury and environmental contamination, onshore or offshore, leading to claims against Cameron.

The implementation of an upgraded business information system may disrupt the Company's operations or its system of internal controls.

The Company has a project underway to upgrade its SAP business information systems worldwide.  The first stage of this multi-year effort was completed at the beginning of the third quarter of 2011 with the deployment of the upgraded system for certain businesses within the Company's PCS segment.  Certain other businesses began operating on the upgraded system during 2012.  As of December 2013, nearly all businesses within the V&M segment were utilizing the upgraded system.  The DPS segment and corporate office functions are expected to be migrated to the upgraded system during 2014 and 2015.  The DPS and V&M segments are major contributors to the Company's consolidated revenues and income before income taxes.

As this system continues to be deployed throughout the rest of the Company during 2014 and 2015, delays or difficulties may be encountered in effectively and efficiently processing transactions and conducting business operations until such time as personnel are familiar with all appropriate aspects and capabilities of the upgraded systems.

The Company's operations and information systems are subject to cybersecurity risks.

Cameron continues to increase its dependence on digital technologies to conduct its operations. Many of the Company's files are digitized and more employees are working in almost paperless environments.  Additionally, the hardware, network and software environments to operate SAP, the Company's main enterprise-wide operating system, have been outsourced to third parties.  Other key software products used by the Company to conduct its operations either reside on servers in remote locations or are operated by the software vendors or other third parties for the Company's use as "Cloud-based" or "Web-based" applications.  The Company has also outsourced certain information technology development, maintenance and support functions.  As a result, the Company is exposed to potentially severe cyber incidents at both its internal locations and outside vendor locations that could result in a theft of intellectual property and/or disruption of its operations for an extended period of time resulting in the loss of critical data and in higher costs to correct and remedy the effects of such incidents, although no such material incidents have occurred to date.

Fluctuations in currency markets can impact the Company's profitability.

The Company has established multiple "Centers of Excellence" facilities for manufacturing such products as subsea trees, subsea chokes, subsea production controls and blowout preventers.  These production facilities are located in the United Kingdom, Brazil, Romania, Italy, Norway and other European and Asian countries. To the extent the Company sells these products in U.S. dollars, the Company's profitability is eroded when the U.S. dollar weakens against the British pound, the euro, the Brazilian real and certain Asian currencies, including the Singapore dollar. Alternatively, profitability is enhanced when the U.S. dollar strengthens against these same currencies.  For further information on the use of derivatives to mitigate certain currency exposures, see Item 3, "Quantitative and Qualitative Disclosures about Market Risk" below and Note 14 of the Notes to Consolidated Condensed Financial Statements.

The Company's operations expose it to risks of non-compliance with numerous countries' import and export laws and regulations, and with various nations' trade regulations including U.S. sanctions.

The Company's operations expose it to trade and import and export regulations in multiple jurisdictions.  In addition to using "Centers of Excellence" for manufacturing products to be delivered around the world, the Company imports raw materials, semi-finished goods and finished products into many countries for use in country or for manufacturing and/or finishing for re-export and import into another country for use or further integration into equipment or systems.  Most movement of raw materials, semi-finished or finished products by the Company involves exports and imports.  As a result, compliance with multiple trade sanctions and embargoes and import and export laws and regulations pose a constant challenge and risk to the Company.  The Company has received a number of inquiries from U.S. governmental agencies, including the U.S. Securities and Exchange Commission and the Office of Foreign Assets Control, regarding compliance with U.S. trade sanction and export control laws, the most recent of which was received in December 2012 and replied to by the Company in January 2013.  The Company has undergone and will likely continue to undergo governmental audits to determine compliance with export and customs laws and regulations.

The Company's operations expose it to political and economic risks and instability due to changes in economic conditions, civil unrest, foreign currency fluctuations, and other risks, such as local content requirements, inherent to international businesses.

The political and economic risks of doing business on a worldwide basis include the following:
•	volatility in general economic, social and political conditions;
•	the effects of civil unrest and sanctions imposed by the United States and other governments on transactions with various countries, such as Iran;
•	the effects of civil unrest on the Company's business operations, customers and employees, such as that recently occurring in several countries in the Middle East and Venezuela;
•
exchange controls or other similar measures that result in restrictions on repatriation of capital and/or income, such as those involving the currencies of, and the Company's operations in, Angola and Nigeria; and

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

In addition, customers in countries such as Angola and Nigeria increasingly are requiring the Company to accept payments in the local currencies of these countries.  These currencies do not currently trade actively in the world's foreign exchange markets.  The Company also has various manufacturing and aftermarket operations in Venezuela that contributed nearly $13.5 million in revenues during the first quarter of 2014.  The economy in Venezuela is highly inflationary and becoming more regulated.  These factors, along with recent civil unrest, create political and economic uncertainty with regard to their impact on the Company's continued operations in this country.

The Venezuelan government has maintained currency controls and a fixed official exchange rate since February 2003.  In February 2013, the Venezuelan government devalued its currency from 4.3 bolivars to the U.S. dollar to an official rate of 6.3 bolivars to the U.S. dollar.  Since then, the Company has used the official rate of 6.3 bolivars to the U.S. dollar to remeasure non-functional currency transactions in its financial statements.  Due to the highly inflationary status of the Venezuelan economy, the Company's operations in Venezuela are accounted for as U.S. dollar functional currency entities.  In addition, the Company considers its earnings in Venezuela to be permanently reinvested.    In early 2014, Venezuelan government officials indicated that this official rate will increasingly be reserved only for settlement of U.S. dollar denominated obligations related to purchases of "essential goods and services."  Through the end of the first quarter of 2014, Petroleos de Venezuela (PDVSA), the Company's primary customer, has continued to pay its U.S. dollar denominated obligations to the Company at the official rate. Two recent events, however, create uncertainty as to whether this will continue.  First, in January 2014, the Venezuelan government significantly expanded the use of the Supplementary Foreign Currency Administration System (SICAD) auction rate and indicated this rate would be used for certain transactions and activities.  In February 2014, the Venezuelan government signed into law a plan to open a new exchange control mechanism (SICAD 2) which may be available to all entities for all transactions.  On March 24, 2014, the bolivar sold for an average of 51.86 bolivars to the U.S. dollar through this market-based exchange mechanism, significantly less favorable than the rate of 10.8 bolivars to the U.S. dollar that was recently established through the SICAD auction process.  The Company is currently evaluating the impact of these changes on its business and is monitoring the payment practices of its primary customer to determine what effect there may be on its non-functional currency assets and liabilities.  A foreign exchange loss during 2014 may ultimately result from this evaluation or from changes in the payment practices of the Company's primary customer.

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

The Company's operations expose it to risks resulting from differing and/or increasing tax rates.

Economic conditions around the world have resulted in decreased tax revenues for many governments, which have led and could continue to lead to changes in tax laws in countries where the Company does business, including further changes in the United States.  Changes in tax laws could have a negative impact on the Company's future results.

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

Additionally, the Company's business involves the use of agents and other intermediaries, such as customs clearance brokers, in these countries as well as others.  As a result, the risk to the Company of compliance violations is increased because actions taken by any of them when attempting to conduct business on our behalf could be imputed to us by law enforcement authorities.

The Company is subject to environmental, health and safety laws and regulations that expose the Company to potential liability and proposed new regulations that would restrict activities to which the Company currently provides equipment and services.

The Company's operations are subject to a variety of national and state, provincial and local laws and regulations, including laws and regulations relating to the protection of the environment. The Company is required to invest financial and managerial resources to comply with these laws and expects to continue to do so in the future. To date, the cost of complying with governmental regulation has not been material, but the fact that such laws or regulations are frequently changed makes it impossible for the Company to predict the cost or impact of such laws and regulations on the Company's future operations. The modification of existing laws or regulations or the adoption of new laws or regulations imposing more stringent environmental restrictions could adversely affect the Company.

The Company provides equipment and services to companies employing hydraulic fracturing or "fracking" and could be adversely impacted by additional regulations of this enhanced recovery technique.

Environmental concerns have been raised regarding the potential impact on underground water supplies of hydraulic  fracturing which involves the pumping of water and certain chemicals under pressure into a well to break apart shale and other rock formations in order to increase the flow of oil and gas embedded in these formations.  Recently, a number of U.S. states have proposed regulations regarding disclosure of chemicals used in fracking operations or have temporarily suspended issuance of permits for such operations.  Additionally, the United States Environmental Protection Agency (EPA) issued rules, which become effective in January 2015, that are designed to limit the release of volatile organic compounds, or pollutants, from natural gas wells that are hydraulically fractured.  The EPA has published draft permitting guidance for oil and gas hydraulic fracturing activities using diesel fuels and is continuing to study whether the fracking process has any negative impact on underground water supplies.  A draft of the final report on the results of the study is expected in 2014.  Should these regulations, or additional regulations, restrict or curtail hydraulic fracturing activities, the Company's revenues and earnings could be negatively impacted.

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

To the extent the Company's customers are subject to these or other similar proposed or newly enacted laws and regulations, the Company is exposed to risks that the additional costs by customers to comply with such laws and regulations could impact their ability or desire to continue to operate at current or anticipated levels in certain jurisdictions, which could negatively impact their demand for the Company's products and services.

To the extent Cameron becomes subject to any of these or other similar proposed or newly enacted laws and regulations, the Company expects that its efforts to monitor, report and comply with such laws and regulations, and any related taxes imposed on companies by such programs, will increase the Company's cost of doing business in certain jurisdictions, including the United States, and may require expenditures on a number of its facilities and possibly on modifications of certain of its products.

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

Demand for most of the Company's products and services, and therefore its revenue, depends to a large extent upon the level of capital expenditures related to oil and gas exploration, development, production, processing and transmission. Declines, as well as anticipated declines, in oil and gas prices could negatively affect the level of these activities, or could result in the cancellation, modification or rescheduling of existing orders. As an example, natural gas spot prices in the United States declined during the first half of 2012 to less than $2 per MMBtu, the lowest level in the last decade.  Although natural gas prices have subsequently increased, current rig count levels associated with dry gas extraction activities have not fully recovered to previous levels.  This price decline negatively impacted 2012 order levels by certain of the Company's customers which affected the Company's 2012 and 2013 revenues and profitability.  See also the discussion in "Market Conditions" above.

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

Capital Markets and Interest Rates

The Company is subject to interest rate risk on its variable-interest rate and commercial paper borrowings. Variable-rate debt, where the interest rate fluctuates periodically, exposes the Company's cash flows to variability due to changes in market interest rates. Additionally, the fair value of the Company's fixed-rate debt changes with changes in market interest rates.

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

The fair values of the 1.15% and 1.6% 3-year Senior Notes, the 3.6%, 4.0%, 4.5% and 6.375% 10-year Senior Notes and the 5.125%, 5.95% and 7.0% 30-year Senior Notes are principally dependent on prevailing interest rates.  The fair value of the floating rate notes due June 2, 2014 and commercial paper is expected to approximate its book value.

The Company has various other long-term debt instruments, but believes that the impact of changes in interest rates in the near term will not be material to these instruments.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Company's Sarbanes-Oxley Disclosure Committee and the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no material changes in the Company's internal control over financial reporting during the quarter ended March 31, 2014.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company also has been and continues to be named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits. At March 31, 2014, the Company's Consolidated Condensed Balance Sheet included a liability of approximately $14.9 million for such cases. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Item 1A. Risk Factors

The information set forth under the caption "Factors That May Affect Financial Condition and Future Results" on pages 28 – 33 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors has given management the authority to purchase the Company's common stock.  Under this authorization, which was increased by $500.0 million in February 2014, the Company may purchase shares directly or indirectly by way of open market transactions or structured programs, including the use of derivatives, for the Company's own account or through commercial banks or financial institutions.  At March 31, 2014, the Company had remaining authority for future stock purchases totaling approximately $420.5 million.
Shares of common stock purchased and placed in treasury during the three months ended March 31, 2014 under the Board's authorization program described above were as follows:

Period	Total number of shares purchased during the period	Average price per share	Cumulative number of shares purchased as part of repurchase program	Maximum number of share that may yet be purchased under repurchase program(1)
1/1/14 – 1/31/14	4,437,785	$58.44	31,814,047	9,786,072
2/1/14 – 2/28/14	5,212,586	$61.40	37,026,633	11,970,414
3/1/14 – 3/31/14	5,547,893	$62.42	42,574,526	6,807,860
Total	15,198,264	$60.91	42,574,526	6,807,860

(1)	Based upon month-end stock price. At March 31, 2014, the closing stock price was $61.77 per share.

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

(a)	Information Not Previously Reported in a Report on Form 8-K

None

(b)	Material Changes to the Procedures by Which Security Holders May Recommend Board Nominees.

There have been no material changes to the procedures enumerated in the Company's definitive proxy statement filed on Schedule 14A with the Securities and Exchange Commission on April 1, 2014 with respect to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

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

Date: April 28, 2014	CAMERON INTERNATIONAL CORPORATION
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