Form 10-Q
period 2014-06-30
CAMERON INTERNATIONAL CORP
filed 2014-07-24
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Yes ☐ No ☑

Number of shares outstanding of issuer's common stock as of July 17, 2014 was 202,901,463.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(dollars and shares in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)

REVENUES	$2,641	$2,209	$5,072	$4,270
COSTS AND EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,893	1,567	3,658	3,020
Selling and administrative expenses	346	315	675	618
Depreciation and amortization	90	67	177	135
Interest, net	30	25	62	51
Other costs (credits) (see Note 3)	(4)	35	44	66
Total costs and expenses	2,355	2,009	4,616	3,890

Income from continuing operations before income taxes	286	200	456	380
Income tax provision	(66)	(64)	(114)	(97)
Income from continuing operations	220	136	342	283
Income from discontinued operations, net of income taxes	13	4	7	6
Net income	233	140	349	289

Net income attributable to noncontrolling interests	12	–	17	–
Net income attributable to Cameron stockholders	$221	$140	$332	$289

Amounts attributable to Cameron stockholders:
Income from continuing operations	$208	$136	$325	$283
Income from discontinued operations	13	4	7	6
Net income attributable to Cameron stockholders	$221	$140	$332	$289

Earnings per common share attributable to Cameron stockholders:
Basic
Continuing operations	$1.02	$0.55	$1.55	$1.15
Discontinued operations	0.06	0.02	0.04	0.02
	$1.08	$0.57	$1.59	$1.17

Diluted
Continuing operations	$1.02	$0.55	$1.54	$1.14
Discontinued operations	0.06	0.02	0.04	0.02
	$1.08	$0.57	$1.58	$1.16
Shares used in computing earnings per common share:
Basic	204	247	209	247
Diluted	205	248	211	249

Comprehensive income	$218	$91	$360	$163
Comprehensive income attributable to noncontrolling interests	4	–	24	–
Comprehensive income attributable to Cameron stockholders	$214	$91	$336	$163

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in millions, except shares and per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$1,525	$1,813
Short-term investments	56	41
Receivables, net	2,548	2,719
Inventories, net	3,268	3,133
Other	385	463
Total current assets	7,782	8,169
Plant and equipment, net	2,015	2,037
Goodwill	2,704	2,925
Intangibles, net	856	904
Other assets	235	214
TOTAL ASSETS	$13,592	$14,249

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$562	$297
Accounts payable and accrued liabilities	3,506	3,883
Accrued income taxes	100	80
Total current liabilities	4,168	4,260
Long-term debt	2,814	2,563
Deferred income taxes	251	277
Other long-term liabilities	229	233
Total liabilities	7,462	7,333
Stockholders' Equity:
Common stock, par value $.01 per share, 400,000,000 shares authorized, 263,111,472 shares issued at June 30, 2014 and December 31, 2013	3	3
Capital in excess of par value	3,220	3,207
Retained earnings	5,152	4,820
Accumulated other elements of comprehensive income (loss)	(76)	(80)
Less: Treasury stock, 60,027,350 shares at June 30, 2014 (41,683,164 shares at December 31, 2013)	(3,261)	(2,098)
Total Cameron stockholders' equity	5,038	5,852
Noncontrolling interests	1,092	1,064
Total equity	6,130	6,916
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,592	$14,249

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)

Cash flows from operating activities:
Net income	$233	$140	$349	$289
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Reciprocating Compression business	(95)	–	(95)	–
Depreciation	71	59	139	115
Amortization	19	11	38	25
Non-cash stock compensation expense	15	14	30	27
Gain from remeasurement of prior interest in equity method investment	(8)	–	(8)	–
Deferred income taxes and tax benefit of employee stock compensation plan transactions	34	(2)	17	12
Changes in assets and liabilities, net of translation, and non-cash items:
Receivables	171	(236)	111	(71)
Inventories	(53)	(124)	(228)	(340)
Accounts payable and accrued liabilities	(257)	212	(471)	7
Other assets and liabilities, net	83	(44)	157	(57)
Net cash provided by operating activities	213	30	39	7
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	18	353	23	628
Purchases of short-term investments	(33)	(135)	(38)	(421)
Capital expenditures	(73)	(99)	(178)	(182)
Proceeds received from sale of Reciprocating Compression business, net	547	–	547	–
Other dispositions (acquisitions), net	(18)	8	(18)	9
Proceeds received and cash acquired from formation of OneSubsea	–	603	–	603
Proceeds from sales of plant and equipment	4	3	10	4
Net cash provided by investing activities	445	733	346	641
Cash flows from financing activities:
Issuance of senior notes	500	–	500	–
Debt issuance costs	(4)	–	(4)	–
Short-term loan borrowings (repayments), net	(321)	(28)	9	9
Purchase of treasury stock	(303)	(93)	(1,205)	(125)
Proceeds from stock option exercises, net of tax payments from stock compensation plan transactions	16	7	25	29
Excess tax benefits from employee stock compensation plan transactions	4	2	6	8
Principal payments on capital leases	(5)	(7)	(8)	(10)
Net cash used for financing activities	(113)	(119)	(677)	(89)
Effect of translation on cash	8	(8)	4	(27)
Increase (decrease) in cash and cash equivalents	553	636	(288)	532
Cash and cash equivalents, beginning of period	972	1,082	1,813	1,186
Cash and cash equivalents, end of period	$1,525	$1,718	$1,525	$1,718

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY
(dollars in millions)

	Cameron Stockholders
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Elements of Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests
	(Unaudited)

Balance at December 31, 2013	$3	$3,207	$4,820	$(80)	$(2,098)	$1,064
Net income	–	–	332	–	–	17
Other comprehensive income (loss), net of tax	–	–	–	4	–	7
Non-cash stock compensation expense	–	30	–	–	–	–
Purchase of treasury stock	–	–	–	–	(1,210)	–
Treasury stock issued under stock compensation plans	–	(22)	–	–	47	–
Tax benefit of stock compensation plan transactions	–	5	–	–	–	–
Purchase of noncontrolling ownership interests	–	–	–	–	–	4
Balance at June 30, 2014	$3	$3,220	$5,152	$(76)	$(3,261)	$1,092

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited

Note 1: Basis of Presentation

The accompanying Unaudited Consolidated Condensed Financial Statements of Cameron International Corporation (the Company) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  Those adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial information for the interim periods, have been made.  The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Current Report on Form 8-K dated June 16, 2014, which reflects a recasting of the Audited Consolidated Financial Statements and Notes thereto filed by the Company on Form 10-K for the year ended December 31, 2013 to reflect the Reciprocating Compression business as a discontinued operation for all periods presented (see Note 2 of the Notes to Consolidated Condensed Financial Statements below for further information).

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, estimates of total contract profit or loss on certain long-term production-type contracts, estimated losses on accounts receivable, estimated realizable value on excess and obsolete inventory, contingencies, including tax contingencies, estimated liabilities for litigation exposures and liquidated damages, estimated warranty costs, estimates related to pension accounting, estimates related to the fair value of reporting units for purposes of assessing goodwill for impairment, estimated proceeds from assets held for sale and estimates related to deferred tax assets and liabilities, including valuation allowances on deferred tax assets. Actual results could differ materially from these estimates.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2: Discontinued Operations

Effective June 1, 2014, the Company completed its previously announced sale of its Reciprocating Compression business, a division of the Process and Compression Systems (PCS) segment, to General Electric for cash consideration of approximately $547 million, net of transaction costs.  As a result of this sale, the Reciprocating Compression business is being reported as a discontinued operation in the Company's results of operations for the three- and six-month periods ended June 30, 2014 and 2013.

     Summarized financial information for the Reciprocating Compression business is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Results of Operations:
Revenues	$64	$78	$111	$135
Cost of sales (excluding depreciation and amortization)	(49)	(58)	(86)	(99)
All other costs	(11)	(14)	(29)	(27)
Gain on sale of Reciprocating Compression business, before tax	95	–	95	–
Income before income taxes	99	6	91	9
Income tax provision	(86)	(2)	(84)	(3)
Income from discontinued operations, net of income taxes	$13	$4	$7	$6

The gain on the sale of the Reciprocating Compression business was determined as follows (in millions):

Sales price	$550
Net assets sold	(442)
Transaction and other costs associated with the sale	(13)
Pre-tax gain	95
Tax provision	(85)
Gain on sale	$10

The tax provision associated with the pre-tax gain is impacted by nondeductible goodwill of approximately $192 million included in the total net assets sold.

The net assets sold of the Reciprocating Compression business were as follows (in millions):

Accounts receivable	$79
Inventory	122
Goodwill	214
All other	27
Net assets sold	$442

Note 3: Other Costs (Credits)

Other costs (credits) consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Goodwill impairment	$–	$–	$40	$–
OneSubsea formation costs	–	28	–	45
Gain from remeasurement of prior interest in equity method investment	(8)	–	(8)	–
Impairment of intangible assets	4	–	4	–
Acquisition and other integration costs	–	2	2	3
Mark-to-market impact on currency derivatives not designated as accounting hedges	–	(3)	–	–
Currency devaluation, severance, restructuring and other costs, net	–	8	6	18
Total other costs (credits)	$(4)	$35	$44	$66

As described further in Note 2 of the Notes to Consolidated Condensed Financial Statements, the Company completed the sale of its Reciprocating Compression business to General Electric, effective June 1, 2014.  Reciprocating Compression had previously been included with the Process Systems and Equipment (PSE) business in the Process Systems & Reciprocating Compression reporting unit for goodwill impairment evaluation purposes.  As a result of the classification of Reciprocating Compression as a discontinued operation in the first quarter of 2014 when a definitive agreement to sell the business was entered into, total reporting unit goodwill was allocated between the two businesses.  Following this, the PSE business was evaluated as a separate reporting unit in connection with the Company's annual goodwill impairment review conducted during the first quarter of 2014.  As a result of this review, the PSE goodwill amount, totaling approximately $40 million, was fully impaired at that time.

In May 2014, the Company increased its prior ownership interest in Cameron Services Middle East LLC from 49% to 90%, for approximately $18 million.  The Company recognized a pre-tax gain of nearly $8 million as a result of remeasuring its prior interest, which had been accounted for under the equity method, to fair value upon obtaining control of this entity during the second quarter of 2014.  At June 30, 2014, the purchase price allocation for this business has been based upon preliminary estimates and assumptions, which are subject to change upon the receipt of additional information required to finalize the valuation.  The primary areas that have not yet been finalized include amounts relating to inventory, property, plant and equipment, identifiable intangible assets, certain preacquisition contingencies, related adjustments to deferred income taxes and goodwill.  The final valuation will be completed no later than one year from the acquisition date.  Preliminary goodwill recognized at June 30, 2014 was approximately $21 million, which is not deductible for tax purposes.

Note 4: Receivables

Receivables consisted of the following (in millions):

	June 30, 2014	December 31, 2013

Trade receivables	$2,107	$2,368
Costs and estimated earnings in excess of billings on uncompleted contracts	305	253
Other receivables	160	119
Allowance for doubtful accounts	(24)	(21)
Total receivables	$2,548	$2,719

Note 5: Inventories

Inventories consisted of the following (in millions):

	June 30, 2014	December 31, 2013

Raw materials	$375	$238
Work-in-process	1,015	894
Finished goods, including parts and subassemblies	2,067	2,208
Other	25	22
	3,482	3,362
Excess of current standard costs over LIFO costs	(91)	(120)
Allowances	(123)	(109)
Total inventories	$3,268	$3,133

Note 6: Plant and Equipment and Goodwill

Plant and equipment consisted of the following (in millions):

	June 30, 2014	December 31, 2013

Plant and equipment, at cost	$3,671	$3,670
Accumulated depreciation	(1,656)	(1,633)
Total plant and equipment	$2,015	$2,037

Changes in goodwill during the six months ended June 30, 2014 were as follows (in millions):

Balance at December 31, 2013	$2,925
Sale of Reciprocating Compression business	(213)
Impairment (See Note 3)	(40)
Acquisitions	21
Adjustments to the purchase price allocation for prior year acquisitions	19
Translation effect of currency changes and other	(8)
Balance at June 30, 2014	$2,704

Note 7: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in millions):

	June 30, 2014	December 31, 2013

Trade accounts payable and accruals	$690	$1,184
Advances from customers	1,737	1,676
Other accruals	1,079	1,023
Total accounts payable and accrued liabilities	$3,506	$3,883

Activity during the six months ended June 30, 2014 associated with the Company's product warranty accruals was as follows (in millions):

Balance December 31, 2013	Net warranty provisions	Charges against accrual	Sale of Reciprocating Compression	Translation and other	Balance June 30, 2014

$46	$26	$(18)	$(7)	$–	$47

Note 8: Debt

The Company's debt obligations were as follows (in millions):

	June 30, 2014	December 31, 2013

Commercial paper (0.33% weighted average rate)	$263	$–
Senior notes:
Floating rate notes due June 2, 2014	–	250
1.6% notes due April 30, 2015	250	250
1.15% notes due December 15, 2016	250	250
1.40% notes due June 15, 2017	250	–
6.375% notes due July 15, 2018	450	450
4.5% notes due June 1, 2021	250	250
3.6% notes due April 30, 2022	250	250
4.0% notes due December 15, 2023	250	250
3.7% notes due June 15, 2024	250	–
7.0% notes due July 15, 2038	300	300
5.95% notes due June 1, 2041	250	250
5.125% notes due December 15, 2043	250	250
Unamortized original issue discount	(7)	(7)
Other debt	60	57
Obligations under capital leases	60	60
	3,376	2,860
Current maturities	(562)	(297)
Long-term maturities	$2,814	$2,563

On June 20, 2014, the Company completed the public offering of $500 million in aggregate principal amount of senior unsecured notes as follows:

•	$250 million principal amount of 1.4% Senior Notes due June 15, 2017, sold at an offering price of 99.951%, and
•	$250 million principal amount of 3.7% Senior Notes due June 15, 2024, sold at an offering price of 99.769%.

Interest on the notes will be payable semiannually on June 15 and December 15 of each year, beginning December 15, 2014.  The notes may be redeemed in whole or in part by the Company prior to maturity, as provided for in the terms of each note, for an amount equal to the principal amount of the notes redeemed plus a specified make-whole premium.  All of the Company's senior notes rank equally with the Company's other existing unsecured and unsubordinated debt.

Utilizing proceeds from these notes, on July 21, 2014, the Company paid approximately $253 million, which included a make-whole premium plus accrued interest, to redeem early its $250 million principal amount of 1.6% Senior Notes.

During the first quarter of 2014, the Company's Board of Directors authorized the establishment of a $500 million commercial paper program.  This program allows for issuances of commercial paper with maturities of up to 364 days to be used for general corporate purposes.  The average term of the outstanding commercial paper at June 30, 2014 was approximately 62 days.

On April 11, 2014, the Company entered into a new $750 million three-year multi-currency syndicated Revolving Credit Facility expiring April 11, 2017.   Up to $200 million of this new facility may be used for letters of credit and $92 million of letters of credit issued and outstanding under a previously existing $170 million bi-lateral facility were transferred to the new Revolving Credit Facility at close and concurrently the $170 million bi-lateral facility was amended to reduce its capacity to $40 million.  The new Revolving Credit Facility contains covenants and terms consistent with the Company's existing $835 million five-year multi-currency Revolving Credit Facility, which matures on June 6, 2016, and it serves as the primary backstop to the commercial paper program.  At June 30, 2014, no amounts had been borrowed under the $835 million Revolving Credit Facility.  The Company has issued letters of credit totaling $77 million under the new $750 million Revolving Credit Facility and $29 million under the $40 million bi-lateral facility, leaving $673 million and $11 million, respectively, available for future use at June 30, 2014.

Note 9: Income Taxes

The Company's effective tax rate on income from continuing operations for the first six months of 2014 was 25.1% compared to 25.6% for the first half of 2013.  The components of the effective tax rates for both periods were as follows (dollars in millions):

	Six Months Ended June 30,
	2014		2013
	Tax Provision	Tax Rate	Tax Provision	Tax Rate

Forecasted tax expense by jurisdiction	$109	24.0%	$91	23.8%
Adjustments to income tax provision:
Recognition of certain historical tax benefits as prior uncertainty regarding those benefits has been resolved	–	–	(1)	(0.1)
Tax effect of goodwill impairment	10	2.1	–	–
Finalization of prior year returns	(4)	(0.9)	9	2.4
Tax effects of changes in legislation	–	–	(7)	(1.9)
Changes in valuation allowances	–	–	5	1.4
Accrual adjustments and other	(1)	(0.1)	–	–
Tax provision	$114	25.1%	$97	25.6%

Note 10: Business Segments

The Company's operations are organized into three separate business segments – Drilling & Production Systems (DPS), Valves & Measurement (V&M) and PCS.  Summary financial data by segment follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
DPS	$1,903	$1,438	$3,608	$2,707
V&M	536	534	1,028	1,056
PCS	202	237	436	507
	$2,641	$2,209	$5,072	$4,270

Income (loss) before income taxes:
DPS	$235	$196	$418	$350
V&M	107	109	201	222
PCS	13	17	28	37
Corporate & other	(69)	(122)	(191)	(229)
	$286	$200	$456	$380

Corporate & other includes expenses associated with the Company's back office support and public company costs, all of the Company's interest income and interest expense and other costs as described further in Note 3 of the Notes to Consolidated Condensed Financial Statements.

Note 11: Earnings Per Share

The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income from continuing operations	$220	$136	$342	$283
Net income attributable to noncontrolling interests	12	–	17	–
Net income from continuing operations attributable to Cameron	208	136	325	283
Income from discontinued operations, net of taxes	13	4	7	6
Net income attributable to Cameron	$221	$140	$332	$289

Average shares outstanding (basic)	204	247	209	247
Common stock equivalents	1	1	2	2
Diluted shares	205	248	211	249

Basic earnings per share:
Continuing operations	$1.02	$0.55	$1.55	$1.15
Discontinued operations	0.06	0.02	0.04	0.02
	$1.08	$0.57	$1.59	$1.17

Diluted earnings per share:
Continuing operations	$1.02	$0.55	$1.54	$1.14
Discontinued operations	0.06	0.02	0.04	0.02
	$1.08	$0.57	$1.58	$1.16

Activity in the Company's treasury shares were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Treasury shares at beginning of period	56,109,636	15,768,832	41,683,164	16,415,336
Purchases of treasury shares	4,516,668	1,500,002	19,673,771	2,113,455
Net change in treasury shares owned by participants in nonqualified deferred compensation plans	(1,614)	(1,068)	38,148	52,107
Treasury shares issued in satisfaction of stock option exercises and vesting of restricted stock units	(597,340)	(266,036)	(1,367,733)	(1,579,168)
Treasury shares at end of period	60,027,350	17,001,730	60,027,350	17,001,730

The average cost of treasury shares acquired for the three- and six-month periods ended June 30, 2014 was $63.00 and $61.37, respectively.  The average cost of treasury shares acquired for the three- and six-month periods ended June 30, 2013 was $60.93 and $61.77, respectively.

The Company has an authorized stock repurchase program whereby the Company may purchase shares directly or indirectly by way of open market transactions or structured programs, including the use of derivatives, for the Company's own account or through commercial banks or financial institutions.  The program, initiated in October 2011, has had a series of authorizations by the Board of Directors totaling $3.2 billion since inception.  At June 30, 2014, the Company had remaining authority for future stock purchases totaling approximately $456 million.

Note 12: Accumulated Other Comprehensive Income (Loss)

The changes in the components of accumulated other elements of comprehensive income (loss) for the three months ended June 30, 2014 and 2013 were as follows (in millions):

	Three Months Ended June 30, 2014
	Accumulated Foreign Currency Translation Gain (Loss)	Prior Service Credits and Net Actuarial Losses	Accumulated Gain (Loss) on Cash Flow Hedge Derivatives	Total	Three Months Ended June 30, 2013
Balance at beginning of period	$(40)	$(45)	$16	$(69)	$(107)

Other comprehensive income (loss) before reclassifications:
Pre-tax	(3)	–	(3)	(6)	(51)
Tax effect	–	–	1	1	1

Amounts reclassified from accumulated other comprehensive income to:
Revenues	–	–	(2)	(2)	-
Cost of sales	–	–	(2)	(2)	-
Selling and administrative expense	–	–	–	–	1
Tax effect	–	–	2	2	-
Net current period other comprehensive loss	(3)	–	(4)	(7)	(49)
Balance at end of period	$(43)	$(45)	$12	$(76)	$(156)

The changes in the components of accumulated other elements of comprehensive income (loss) for the six months ended June 30, 2014 and 2013 were as follows (in millions):

	Six Months Ended June 30, 2014
	Accumulated Foreign Currency Translation Gain (Loss)	Prior Service Credits and Net Actuarial Losses	Accumulated Gain (Loss) on Cash Flow Hedge Derivatives	Total	Six Months Ended June 30, 2013

Balance at beginning of year	$(49)	$(45)	$14	$(80)	$(30)

Other comprehensive income (loss) before reclassifications:
Pre-tax	6	–	4	10	(132)
Tax effect	–	–	(2)	(2)	5

Amounts reclassified from accumulated other comprehensive income to:
Revenues	–	–	(5)	(5)	(2)
Cost of sales	–	–	(2)	(2)
Selling and administrative expense	–	–	–	–	3
Tax effect	–	–	3	3	-
Net current period other comprehensive income (loss)	6	–	(2)	4	(126)
Balance at end of period	$(43)	$(45)	$12	$(76)	$(156)

Note 13: Contingencies

The Company is subject to a number of contingencies, including litigation, tax contingencies and environmental matters.

Litigation

The Company has been and continues to be named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits. At June 30, 2014, the Company's Consolidated Condensed Balance Sheet included a liability of approximately $16 million for such cases. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

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

The Company has been assessed customs duties and penalties by the government of Brazil totaling almost $58 million at June 30, 2014, including interest accrued at local country rates, following a customs audit for the years 2003-2010.  The Company filed an administrative appeal and believes this assessment will ultimately be proven to be incorrect because of numerous errors in the assessment, and because the government has not provided appropriate supporting documentation for the assessment.  As a result, the Company currently expects no material adverse impact on its results of operations or cash flows as a result of the ultimate resolution of this matter.  No amounts have been accrued for this assessment as of June 30, 2014 as no loss is currently considered probable.

Environmental Matters

The Company is currently identified as a potentially responsible party (PRP) for one site designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state law. The site is Osborne, Pennsylvania (a landfill into which a predecessor of the Reciprocating Compression operation in Grove City, Pennsylvania deposited waste), where remediation was completed in 2011 and remaining costs relate to ongoing ground water monitoring. The Company is also a party with de minimis exposure at other CERCLA sites.

The Company is engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality ("TCEQ") at a former manufacturing location in Houston, Texas and one in Missouri City, Texas.  With respect to the Missouri City site, the Company was notified in 2014 by the TCEQ that it may discontinue and decommission the ground-water treatment system there in preparation for site closure.  With respect to the Houston site, in 2001 the Company discovered that contaminated underground water had migrated under an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners. Concerns over the impact on property values of the underground water contamination and its public disclosure led to a number of claims by homeowners.  The Company has settled these claims, primarily as a result of the settlement of a class action lawsuit, and is obligated to reimburse approximately 190 homeowners for any diminution in value of their property due to contamination concerns at the time of the property's sale. Test results of monitoring wells on the southeastern border of the plume indicate that the plume is moving in a new direction, likely as a result of a ground water drainage system completed as part of an interstate highway improvement project.  As a result, the Company notified 39 additional homeowners, and may provide notice to additional homeowners, whose property is adjacent to the class area that their property may be affected. The Company continues to monitor the situation to determine whether additional remedial measures would be appropriate.  The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements as well as any possible new claims that may be filed with respect to this underground water contamination will not have a material adverse effect on its financial position or results of operations. The Company's Consolidated Balance Sheet included a noncurrent liability of approximately $7 million for these matters as of June 30, 2014.

Additionally, the Company has discontinued operations at a number of other sites which had been active for many years and which may have yet undiscovered contamination. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At June 30, 2014, the Company's Consolidated Balance Sheet included a noncurrent liability of nearly $3 million for these environmental matters.

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

Following is a summary of the Company's financial instruments which have been valued at fair value in the Company's Consolidated Balance Sheets at June 30, 2014 and December 31, 2013:

	Fair Value Based on Quoted Prices in Active Markets for Identical Assets (Level 1)		Fair Value Based on Significant Other Observable Inputs (Level 2)		Total
(in millions)	2014	2013	2014	2013	2014	2013

Cash and cash equivalents:
Cash	$536	$618	$–	$–	$536	$618
Money market funds	960	1,172	–	–	960	1,172
Commercial paper	–	–	10	4	10	4
Non-U.S. bank and other obligations	19	19	–	–	19	19
Short-term investments:
U.S. Treasury securities	56	41	–	–	56	41
Non-qualified plan assets:
Money market funds	1	1	–	–	1	1
Domestic bond funds	3	3	–	–	3	3
Domestic equity funds	6	5	–	–	6	5
International equity funds	3	3	–	–	3	3
Blended equity funds	5	4	–	–	5	4
Common stock	2	2	–	–	2	2
Derivatives, net asset (liability):
Foreign currency contracts	–	–	5	19	5	19
	$1,591	$1,868	$15	$23	$1,606	$1,891

Fair values for financial instruments utilizing level 2 inputs were determined from information obtained from third party pricing sources, broker quotes or calculations involving the use of market indices.
At June 30, 2014, the fair value of the Company's fixed-rate debt (based on Level 1 quoted market rates) was approximately $3.3 billion as compared to the $3.0 billion face value of the debt recorded, net of original issue discounts, in the Company's Consolidated Condensed Balance Sheet.  At December 31, 2013, the fair value of the Company's fixed-rate debt (based on Level 1 quoted market rates) was approximately $2.7 billion as compared to the $2.5 billion face value of the debt.

Derivative Contracts

In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into foreign currency forward contracts to hedge specific large anticipated receipts or disbursements in currencies for which the Company does not expect to have fully offsetting local currency expenditures or receipts. The Company was party to a number of short- and long-term foreign currency forward contracts at June 30, 2014. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling, valve or other equipment contracts. Many of these contracts have been designated as and are accounted for as cash flow hedges with changes in the fair value of those contracts recorded in accumulated other comprehensive income (loss) in the period such change occurs.  Certain other contracts, many of which are centrally managed, are intended to offset other foreign currency exposures but have not been designated as hedges for accounting purposes and, therefore, any change in the fair value of those contracts is reflected in earnings in the period such change occurs.  The Company determines the fair value of its outstanding foreign currency forward contracts based on quoted exchange rates for the respective currencies applicable to similar instruments.

The Company manages its debt portfolio to achieve an overall desired position of fixed and floating rates and employs from time to time interest rate swaps as a tool to achieve that goal.

Total gross volume bought (sold) by notional currency and maturity date on open derivative contracts at June 30, 2014 was as follows (in millions):

	Notional Amount - Buy				Notional Amount - Sell
	2014	2015	2016	Total	2014	2015	2016	Total
Foreign exchange forward contracts -
Notional currency in:
Australian dollar	17	–	–	17	(17)	–	–	(17)
Chinese yuan	20	–	–	20	–	–	–	–
Euro	107	28	10	145	(23)	(4)	(1)	(28)
Malaysian ringgit	51	215	3	269	(14)	–	–	(14)
Norwegian krone	612	513	54	1,179	(159)	(64)	–	(223)
Pound sterling	52	17	1	70	(37)	(17)	(1)	(55)
U.S. dollar	56	7	–	63	(389)	(215)	(47)	(651)

While the Company reports and generally settles its individual derivative financial instruments on a gross basis, the agreements between the Company and its third party financial counterparties to the derivative contracts generally provide both the Company and its counterparties with the legal right to net settle contracts that are in an asset position with other contracts that are in an offsetting liability position, if required.  The fair values of derivative financial instruments recorded in the Company's Consolidated Condensed Balance Sheets at June 30, 2014 and December 31, 2013 were as follows (in millions):

	June 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities

Derivatives designated as hedging instruments:
Current	$18	$13	$28	$10
Non-current	3	2	3	2
Total derivatives designated as hedging instruments	21	15	31	12

Derivatives not designated as hedging instruments:
Current	2	3	6	6
Non-current	–	–	–	–
Total derivatives not designated as hedging instruments	2	3	6	6

Total derivatives	$23	$18	$37	$18

The amount of pre-tax gain (loss) from the ineffective portion of derivatives designated as hedging instruments and from derivatives not designated as hedging instruments was (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Derivatives designated as hedging instruments -
Cost of sales	$(1)	$(1)	$1	$(5)

Derivatives not designated as hedging instruments -
Cost of sales	1	–	2	–
Other costs	–	3	–	–
	$–	$2	$3	$(5)

Note 15: Recently Issued Accounting Pronouncements

Revenue

In May 2014, the U.S. Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards (IFRS).

The core principle of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), is that a company will recognize revenue when it transfers promised goods and services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  Companies will need to:

•	identify performance obligations in each contract,
•	estimate the amount of variable consideration to include in the transaction price, and
•	allocate the transaction price to each separate performance obligation.

ASU 2014-09 will be effective for Cameron no earlier than the first quarter of 2017.  The Company is beginning the process of evaluating the impact of the new standard on its business and addressing whether it will select either the full retrospective or the modified retrospective implementation method upon adoption in 2017.

Discontinued operations

The FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08) in April 2014.

This new standard:
•	raises the threshold for disposals to qualify as discontinued operations,
•	allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation, and
•	provides for new and additional disclosures of discontinued operations and individually material disposal transactions.

The Company expects to adopt the new standard when it becomes effective in the first quarter of 2015.

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

SECOND QUARTER 2014 COMPARED TO SECOND QUARTER 2013

Market Conditions

Information related to a measure of drilling activity and certain commodity spot and futures prices during each quarter and the number of deepwater floaters and semis under contract at the end of each period follows:

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
Drilling activity (average number of working rigs during period)(1):
United States	1,852	1,761	91	5.2%
Canada	202	155	47	30.3%
Rest of world	1,345	1,306	39	3.0%
Global average rig count	3,399	3,222	177	5.5%

Commodity prices (average of daily U.S. dollar prices per unit during period)(2):
West Texas Intermediate Cushing, OK crude spot price per barrel in U.S. dollars	$103.06	$94.14	$8.92	9.5%
Henry Hub natural gas spot price per MMBtu in U.S. dollars	$4.59	$4.02	$0.57	14.2%
Twelve-month futures strip price (U.S. dollar amount at period end)(2):
West Texas Intermediate Cushing, OK crude oil contract (per barrel)	$101.10	$93.62	$7.48	8.0%
Henry Hub natural gas contract (per MMBtu)	$4.35	$3.76	$0.59	15.7%

Contracted drillships and semi-submersibles by location at period-end(3):
U.S. Gulf of Mexico	49	40	9	22.5%
Central and South America	76	88	(12)	(13.6)%
Northwestern Europe	46	47	(1)	(2.1)%
West Africa	45	27	18	66.7%
Southeast Asia and Australia	26	23	3	13.0%
Other	44	45	(1)	(2.2)%
Total	286	270	16	5.9%

(1)        Based on average monthly rig count data from Baker Hughes
(2)        Source: Bloomberg
(3)        Source: ODS-Petrodata Ltd.

The increase in average worldwide operating rigs during the second quarter of 2014 as compared to the second quarter of 2013 was primarily due to a 30% increase in activity in Canada as a result of a 41% increase in the average number of rigs drilling for gas.  Also contributing to the increase during the quarter was a 9% increase in the average number of rigs drilling for oil in North America as compared to the second quarter of 2013.

Crude oil prices (West Texas Intermediate, Cushing, OK) were fairly consistent but trended upward towards the end of the second quarter of 2014 reaching a high of $107.26 in late June before closing the period at $105.37 per barrel.  On average, crude oil prices were almost 10% higher during the second quarter of 2014 as compared to the second quarter of 2013.  The twelve month futures price for crude oil at June 30, 2014 was slightly lower compared to spot prices near the end of the quarter.

Natural gas (Henry Hub) prices were fairly consistent throughout the second quarter of 2014, averaging $4.59 per MMBtu, which is a 14% increase as compared to the same period in 2013.  The 12-month futures strip price for natural gas at June 30, 2014 was $4.35 per MMBtu, which is comparable to the spot price at June 30, 2014.

With the recent increase in the number of drillships and semi-submersibles available for contract and under contract, a slowdown in demand for newbuild construction has occurred as the drilling industry undergoes a rebalancing of supply and demand for such rigs.

The oilfield service industry has also been experiencing customer slowdowns and delays on certain large subsea projects.  As an example, the Company announced in November 2013 that Chevron's Rosebank project in the UK North Sea was being deferred in order for Chevron to work with its partners to improve project economics.  The original award received by Cameron for this project totaled in excess of $500 million.  It was agreed that OneSubsea would continue to work on its awarded scope and work with Chevron on improving the project's economics.

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

As described further in Note 2 of the Notes to Consolidated Condensed Financial Statements, effective June 1, 2014, the Company completed the previously announced sale of its Reciprocating Compression business, a division of the Process and Compression Systems (PCS) segment, to General Electric for cash consideration of approximately $547 million, net of transaction costs.  Reciprocating Compression had previously been included with the Process Systems and Equipment (PSE) business in the Process Systems & Reciprocating Compression reporting unit for goodwill impairment evaluation purposes.  As a result of the classification of Reciprocating Compression as a discontinued operation in the first quarter of 2014 when a definitive agreement to sell the business was entered into, total reporting unit goodwill was allocated between the two businesses.  Following this, the PSE business was evaluated as a separate reporting unit in connection with the Company's annual goodwill impairment review conducted during the first quarter of 2014.  As a result of this review, the PSE goodwill amount, totaling approximately $40 million, was fully impaired at that time.

Consolidated Results

Net income attributable to Cameron stockholders for the second quarter of 2014 totaled $221 million, compared to $140 million for the second quarter of 2013.  Earnings from continuing operations per diluted share totaled $1.02 for the second quarter of 2014, compared to $0.55 per diluted share for the second quarter of 2013. Included in the second quarter 2014 results were certain gains, net of costs, totaling $0.02 per diluted share, primarily associated with:

•	a gain from remeasurement of a prior interest in an equity method investment, and

•	an impairment of certain intangible assets.

The results for the second quarter of 2013 included after-tax charges of $0.22 per share, primarily related to formation costs for OneSubsea, including additional income tax expense incurred in connection with the formation, as well as currency devaluation, severance, restructuring and other costs.

Absent these gains, net of certain costs, and other costs for the same period in 2013, diluted earnings from continuing operations per share would have increased nearly 30% in the second quarter of 2014 as compared to the second quarter of 2013.

Total revenues for the Company increased $432 million, or 19.6%, during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Nearly 35% of the increase was attributable to businesses acquired during the last twelve months with the remaining increase reflecting higher revenues in each major product line in the Drilling & Production Systems (DPS) segment.  Revenues in the Valves & Measurement (V&M) segment were relatively flat compared to the same period last year, while PCS segment revenues, excluding discontinued operations, were down nearly 15%.

As a percent of revenues, cost of sales (exclusive of depreciation and amortization) increased from 70.9% during the second quarter of 2013 to 71.7% for the second quarter of 2014, mainly as a result of higher costs in relation to revenues in the DPS segment as described further below under "Segment Results".

Selling and administrative expenses increased $31 million, or 9.8%, during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.  This increase was primarily due to higher business activity levels in the DPS segment, along with the impact of additional costs from newly acquired businesses.   Selling and administrative expenses were 13.1% of revenues for the second quarter of 2014, down from 14.3% for the second quarter of 2013, reflecting the impact of cost control efforts initiated in 2014.

Depreciation and amortization expense totaled $90 million for the second quarter of 2014 as compared to $67 million during the second quarter of 2013, an increase of $23 million.  The increase was due mainly to higher depreciation expense as a result of recent increased levels of capital spending and the impact of additional depreciation and acquired intangible amortization expense associated mainly with businesses acquired from Schlumberger in connection with the formation of OneSubsea.

Net interest increased $5 million, from $25 million during the second quarter of 2013 to $30 million during the second quarter of 2014, mainly resulting from additional interest associated with $750 million of new senior notes issued by the Company in December 2013.

Other credits, net of costs totaled $4 million for the three months ended June 30, 2014 as compared to costs of $35 million for the three months ended June 30, 2013.  See Note 3 of the Notes to Consolidated Condensed Financial Statements for further information on the nature of these items.

The Company's effective tax rate on income from continuing operations for the second quarter of 2014 was 23.0% compared to 31.8% for the second quarter of 2013.  The components of the effective tax rates for both periods were as follows (dollars in millions):

	Three Months Ended June 30,
	2014		2013
	Tax Provision	Tax Rate	Tax Provision	Tax Rate

Forecasted tax expense by jurisdiction	$68	24.0%	$50	24.7%
Adjustments to income tax provision:
Recognition of certain historical tax benefits as prior uncertainty regarding those benefits has been resolved	–	–	(1)	(0.3)
Finalization of prior year returns	(1)	(0.5)	10	4.8
Changes in valuation allowances	–	–	5	2.6
Accrual adjustments and other	(1)	(0.5)	–	–
Tax provision	$66	23.0%	$64	31.8%

Segment Results

DPS Segment –

	Three Months Ended June 30,		Increase (Decrease)
($ in millions)	2014	2013	$	%

Revenues	$1,903	$1,438	$465	32.3%
Income from continuing operations before income taxes	$235	$196	$39	19.9%
Income from continuing operations before income taxes as a percent of revenues	12.3%	13.6%	N/A	(1.3)%

Orders	$1,690	$1,503	$187	12.4%
Backlog (at period-end)	$9,209	$8,470	$739	8.7%

Revenues

The increase in revenues was due to:

•	a 37% increase in drilling equipment revenues, primarily related to increased shipments associated with higher beginning-of-the-period backlog levels and production efficiency improvements,

•	growth of 37% in subsea equipment revenues, mainly due to businesses acquired during the last twelve months, which represented almost three-fourths of the change, along with higher revenues on a large project offshore West Africa, and

•	a 19% increase in sales of surface equipment, largely as a result of higher activity levels in the unconventional resource regions of North America, as well as higher shipments to customers operating in the North Sea and the impact of businesses acquired during the last twelve months.

Income from continuing operations before income taxes as a percent of revenues

The decrease in the ratio of income from continuing operations before income taxes as a percent of revenues was due primarily to:

•	a 0.9 percentage-point increase in the ratio of cost of sales to revenues resulting mainly from lower project margins in the drilling equipment product line due to higher costs, as well as higher warranty costs, partially offset by better cost recovery on a West African subsea project, and

•	a 0.6 percentage-point increase in the ratio of depreciation and amortization expense to revenues as a result of higher depreciation and amortization expense during the second quarter of 2014 largely related to (1) businesses acquired from Schlumberger as part of the formation of OneSubsea and (2) higher capital spending to (a) enhance the Company's aftermarket capabilities, and (b) expand the fleet of rental equipment available in the Surface Systems division.

Orders

The increase in total segment orders was primarily the result of a 70% increase in subsea orders mainly due to businesses acquired during the last twelve months, which accounted for approximately 63% of the growth, as well as changes to a large project offshore West Africa.

Partially offsetting these increases was a 5% decline in orders for drilling equipment primarily reflecting a slowdown in activity relating to jack-up rigs.

Backlog (at period-end)

Higher subsea equipment backlog, largely as a result of strong 2013 order rates, accounted for nearly 80% of the total increase in DPS segment backlog from June 30, 2013 to June 30, 2014.   Strong order rates, primarily in North America and the Asia Pacific/Middle East region, as well as backlog added from businesses acquired during the last twelve months, also led to a nearly 24% increase in surface equipment backlog levels from June 30, 2013.  Drilling equipment backlog was down less than 1% despite the reversal of nearly $243 million in backlog in the first quarter of 2014 as the result of a customer cancellation of a large drilling project award issued in 2012.  The Company reached agreement with the customer in July 2014 which will result in an additional payment from the customer of $21 million in connection with the cancelled contract.

V&M Segment –

	Three Months Ended June 30,		Increase/(Decrease)
($ in millions)	2014	2013	$	%

Revenues	$536	$534	$2	0.4%
Income from continuing operations before income taxes	$107	$109	$(2)	(1.8)%
Income from continuing operations before income taxes as a percent of revenues	20.0%	20.4%	N/A	(0.4)%

Orders	$517	$524	$(7)	(1.3)%
Backlog (at period-end)	$1,026	$1,063	$(37)	(3.5)%

Revenues

Favorable North American market conditions and the impact of businesses acquired in the last twelve months contributed to an increase of 25% in sales of measurement products and a 12% improvement in sales of distributed valves.  Mostly offsetting these gains were lower activity levels resulting from project slippage and recent order weakness for pipeline valves and the timing of valve deliveries due to various customer changes which resulted in sales declines of 14% and 7% for engineered valves and process valves, respectively.

Income from continuing operations before income taxes as a percent of revenues

The ratio of income from continuing operations before income taxes as a percent of revenues was down slightly compared to the same period of the year.  Increased overhead costs and higher depreciation and amortization expense as a result of increased capital spending in recent periods more than offset slightly higher product margins.

Orders

Overall, total segment orders were down modestly when compared to the same period last year.  Project timing delays contributed to a 19% decrease in engineered valve orders. Mostly offsetting this decline was a 28% improvement in distributed valve orders reflecting higher activity levels in North America.

Backlog (at period-end)

Backlog levels for the V&M segment decreased slightly from June 30, 2013, as recent order rates for new engineered and process valves have not kept up with recent deliveries. These decreases were partially offset by strong demand for distributed valves and measurement products reflecting continued strength in the North American market.

PCS Segment –

	Three Months Ended June 30,		Increase (Decrease)
($ in millions)	2014(1)	2013(1)	$	%

Revenues	$202	$237	$(35)	(14.8)%
Income from continuing operations before income taxes	$13	$17	$(4)	(23.5)%
Income from continuing operations before income taxes as a percent of revenues	6.4%	7.2%	N/A	(0.8)%

Orders	$229	$212	$17	8.0%
Backlog (at period-end)	$908	$832	$76	9.1%

(1)            Excluding discontinued operations

Revenues

The revenue decrease in the PCS segment was due primarily to:

•	an 18% decrease in custom process systems revenues largely as a result of the timing of manufacturing activity on large projects,

•	a 7% decrease in centrifugal compression revenues mainly due to declines in deliveries of plant air equipment and aftermarket revenues as a result of recent weak order rates, and

•	a 4% decline in deliveries of wellhead and midstream processing equipment due to weak demand.

Income from continuing operations before income taxes as a percent of revenues

The decrease in the ratio of income from continuing operations before income taxes as a percent of revenues was due primarily to a 1.1 percentage-point increase in the ratio of depreciation and amortization expense to revenues as a result of higher depreciation and amortization expense during the second quarter of 2014 in relation to lower revenues for the period, as mentioned above.  Depreciation and amortization increased across each of the businesses mainly due to increased capital spending in recent periods.

Orders

The increase in segment orders was almost entirely attributable to a 46% increase in demand for wellhead and midstream processing equipment, mainly related to a large award for a new cryogenic gas processing system.

Backlog (at period-end)

Overall segment backlog was up 9% at June 30, 2014 as compared to June 30, 2013, as a 33% increase in backlog in the custom process systems business, largely resulting from a $250 million award received in the fourth quarter of 2013 for equipment to be provided for a gas processing facility in Malaysia, was partially offset by a 19% decline in backlog for centrifugal compression equipment, due to recent weak order rates for new plant air, air separation and engineered air units.

Corporate Segment –

The $53 million decrease in the loss from continuing operations before income taxes in the Corporate segment during the second quarter of 2014 as compared to the second quarter of 2013 (see Note 10 of the Notes to Consolidated Condensed Financial Statements) was due mainly to:

•	a $39 million decrease in other costs, net of credits, as described further in Note 3 of the Notes to Consolidated Condensed Financial Statements, and

•	a $12 million decrease in selling and administrative expenses, mainly reflecting the effects of cost control efforts put in place in 2014 which have lowered employee-related costs, including travel, and information technology and other facility costs.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO SIX MONTHS ENDED JUNE 30, 2013

Market Conditions

Information related to drilling activity and certain commodity spot prices during the first six months of each period follows:

	Six Months Ended June 30,		Increase
	2014	2013	Amount	%
Drilling activity (average number of working rigs during period)(1):
United States	1,816	1,760	56	3.2%
Canada	364	346	18	5.2%
Rest of world	1,341	1,290	51	4.0%
Global average rig count	3,521	3,396	125	3.7%

Commodity prices (average of daily U.S. dollar prices per unit during period)(2):
West Texas Intermediate Cushing, OK crude spot price per barrel in U.S. dollars	$100.89	$94.22	$6.67	7.1%
Henry Hub natural gas spot price per MMBtu in U.S. dollars	$4.95	$3.76	$1.19	31.6%

(1)        Based on average monthly rig count data from Baker Hughes
(2)        Source: Bloomberg

The increase in average worldwide operating rigs during the first six months of 2014 as compared to the first six months of 2013 was driven by higher North American oil drilling activity and higher foreign activity primarily in the Middle East and Africa. Despite the improvement in natural gas pricing, the challenging economics associated with horizontal shale development drilling at current prices continues to constrain the overall rig market.  The average number of rigs drilling for gas was flat in North America in the first half of 2014 as compared to the first half of 2013.

Crude oil prices (West Texas Intermediate, Cushing, OK) continued to trend upward throughout much of the first half of 2014 reaching a high of $107.26 per barrel in mid-June before closing the period at $105.37 per barrel.  On average, crude oil prices were 7% higher during the first half of 2014 as compared to the first half of 2013.

In early February 2014, natural gas (Henry Hub) prices reached their highest levels since September 2011, before leveling off to close at $4.41 per MMBtu at June 30, 2014.  On average, prices during the first half of 2014 were up 32% as compared to the same period in 2013.

Consolidated Results

Net income attributable to Cameron stockholders for the six months ended June 30, 2014 totaled $332 million, compared to $289 million for the first six months of 2013.  Earnings from continuing operations per diluted share totaled $1.54 for the first six months of 2014, compared to $1.14 per diluted share for the same period in 2013.  Included in the results for the six months ended June 30, 2014 were charges, net of certain gains, totaling $0.19 per diluted share, primarily associated with:

•	a goodwill impairment charge related to the PSE business and an impairment of certain intangible assets,

•	a gain from remeasurement of a prior interest in an equity method investment, and

•	severance, restructuring, integration and other costs, net of certain gains.

The results for the first six months of 2013 included after-tax charges of $0.31 per share, primarily related to formation costs for OneSubsea, including additional income tax expense incurred in connection with the formation, as well as currency devaluation, severance, restructuring and other costs.

Absent these costs in both periods, diluted earnings from continuing operations per share would have increased nearly 19% as compared to the first half of 2013.

Total revenues for the Company increased $802 million, or 18.8%, during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.  Nearly 34% of the increase was attributable to businesses acquired during the last twelve months with the remaining increase reflecting higher revenues in each major product line in the DPS segment.  Revenues in the V&M segment were down 3% compared to the same period last year while PCS segment revenues, excluding discontinued operations, were down 14%.

As a percent of revenues, cost of sales (exclusive of depreciation and amortization) were 72.1% for the first six months of 2014 as compared to 70.7% for the first six months of 2013.  The increase was mainly the result of higher costs in relation to revenues in the DPS and PCS segments as described further below under "Segment Results".

Selling and administrative expenses increased $57 million, or 9.2%, during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.  This increase was primarily due to higher business activity levels in the DPS segment, along with the impact of additional costs from newly acquired businesses.   Selling and administrative expenses were 13.3% of revenues for the first six months of 2014, down from 14.5% for the same period in 2013, reflecting the impact of cost control efforts initiated in 2014.

Depreciation and amortization expense totaled $177 million for the six months ended June 30, 2014 as compared to $135 million for the six months ended June 30, 2013, an increase of $42 million.  The increase was due mainly to higher depreciation expense as a result of recent increased levels of capital spending and the impact of additional depreciation and acquired intangible amortization expense associated mainly with businesses acquired from Schlumberger in connection with the formation of OneSubsea.

Net interest increased $11 million, from $51 million during the first half of 2013 to $62 million during the first half of 2014, mainly resulting from additional interest associated with $750 million of new senior notes issued by the Company in December 2013.

Other costs, net of credits, totaled $44 million for the six months ended June 30, 2014 as compared to $66 million for the six months ended June 30, 2013, a decrease of $22 million.  See Note 3 of the Notes to Consolidated Condensed Financial Statements for further information on the nature of these items.

The effective income tax rate for the first six months of 2014 was 25.1% as compared to 25.6% for the first six months of 2013.  The components of the effective tax rates for both periods were as follows (dollars in millions):

	Six Months Ended June 30,
	2014		2013
	Tax Provision	Tax Rate	Tax Provision	Tax Rate

Forecasted tax expense by jurisdiction	$109	24.0%	$91	23.8%
Adjustments to income tax provision:
Recognition of certain historical tax benefits as prior uncertainty regarding those benefits has been resolved	–	–	(1)	(0.1)
Tax effect of goodwill impairment	10	2.1	–	–
Finalization of prior year returns	(4)	(0.9)	9	2.4
Tax effects of changes in legislation	–	–	(7)	(1.9)
Changes in valuation allowances	–	–	5	1.4
Accrual adjustments and other	(1)	(0.1)	–	–
Tax provision	$114	25.1%	$97	25.6%

Segment Results

DPS Segment –

	Six Months Ended June 30,		Increase (Decrease)
($ in millions)	2014	2013	$	%

Revenues	$3,608	$2,707	$901	33.3%
Income from continuing operations before income taxes	$418	$350	$68	19.4%
Income from continuing operations before income taxes as a percent of revenues	11.6%	12.9%	N/A	(1.3)%

Orders	$3,449	$4,246	$(797)	(18.8)%

Revenues

The increase in revenues was due to:

•	an increase of 47% in subsea equipment revenues, over two-thirds of which was due to businesses acquired during the last twelve months, along with higher revenues associated with a large project offshore West Africa, higher project activity levels in the Europe/Africa region and increased aftermarket sales,

•	an increase of 37% in drilling equipment revenues, primarily related to increased shipments associated with higher beginning-of-the-year backlog levels and production efficiency improvements, and

•	growth of 16% in surface equipment revenues, largely as a result of increased activity levels in unconventional resource regions of North America, as well as increased deliveries to customers operating in the North Sea and the impact of businesses acquired during the last twelve months.

Income from continuing operations before income taxes as a percent of revenues

The decrease in the ratio of income from continuing operations before income taxes as a percent of revenues was due primarily to a 1.2 percentage-point increase in the ratio of cost of sales to revenues resulting mainly from:

•	a mix shift to a higher proportion of subsea project revenues, which inherently carry lower margins than non-project related businesses, during the first six months of 2014 as compared to the same period in 2013, and

•	lower margins in the drilling equipment product line due to higher project costs, as well as higher warranty costs.

Orders

The decrease in orders was primarily due to:

•	a 62% decrease in subsea orders, mainly as a result of an award received during the first six months of 2013 from Petrobras for subsea trees and associated equipment for use in Pre- and Post-Salt basins offshore Brazil, as well as a large booking in the same period to supply subsea production systems to a project offshore Nigeria, with no similar-sized large awards received in the first six months of 2014, and

•	a 5% decrease in orders for surface equipment due mainly to a slowdown in 2014 in the pace of orders from customers operating in Saudi Arabia and Iraq as compared to the record level of orders received in 2013. This decline was largely offset by continued strength in activity levels in the unconventional resource regions in North America.

Offsetting these decreases were nearly $200 million of orders added from businesses acquired during the last twelve months and a 9% increase in orders for drilling equipment reflecting several large rig project awards received early in 2014.

V&M Segment –

	Six Months Ended June 30,		Decrease
($ in millions)	2014	2013	$	%

Revenues	$1,028	$1,056	$(28)	(2.7)%
Income from continuing operations before income taxes	$201	$222	$(21)	(9.5)%
Income from continuing operations before income taxes as a percent of revenues	19.6%	21.0%	N/A	(1.4)%

Orders	$1,053	$1,062	$(9)	(0.8)%

Revenues

Overall segment sales were down modestly for the six months ended June 30, 2014 when compared to the same period last year.   Project slippage and recent order weakness for pipeline valves and the timing of valve deliveries due to various customer changes contributed to sales declines of 15% and 9% for engineered valves and process valves, respectively.   Partially offsetting these declines were increases of 8% and 19% for sales of distributed valves and measurement products, respectively, as a result of current strength in the North American market.

Income before income taxes as a percent of revenues

The decrease in the ratio of income from continuing operations before income taxes as a percent of revenues was primarily attributable to a 0.5 percentage-point increase in the ratio of selling and administrative costs to revenues, due mainly to higher employee-related costs in relation to the decline in revenues, and a 0.8 percentage-point increase in the ratio of depreciation and amortization expense to revenues due to higher depreciation from higher recent capital spending levels mainly in the engineered valve product line and the impact of businesses acquired during the last twelve months.

Orders

Overall, total segment orders were relatively flat when compared to the same period last year.  Project slippage contributed to declines of approximately 10% and 20% in both engineered and process valve orders, respectively.  This was mostly offset by a 17% increase in orders for distributed valves resulting from higher North American activity levels.

PCS Segment –

	Six Months Ended June 30,		Decrease
($ in millions)	2014	2013	$	%

Revenues	$436	$507	$(71)	(14.0)%
Income from continuing operations before income taxes	$28	$37	$(9)	(24.3)%
Income from continuing operations before income taxes as a percent of revenues	6.4%	7.3%	N/A	(0.9)%

Orders	$416	$480	$(64)	(13.3)%

Revenues

The decrease in revenues was due primarily to:

•	a 13% decline in custom process systems revenues largely as a result of the timing of manufacturing activity on large projects,

•	a 19% decline in wellhead and midstream processing equipment sales mainly to customers in North America, and

•	a 16% decrease in sales of centrifugal air separation and engineered air equipment due to recent weak order rates.

Income from continuing operations before income taxes as a percent of revenues

The decrease in the ratio of income before income taxes as a percent of revenues was primarily due to:

•	a 0.6 percentage-point increase in the ratio of cost of sales to revenues primarily due to lower product margins in the wellhead and midstream processing equipment product line, and

•	higher depreciation and amortization expense in relation to a decline in revenues, primarily due to increased capital spending in recent periods, the impact of which has been partially offset by an improvement in the ratio of selling and administrative costs to revenues due to the effect of cost control efforts implemented during 2014.

Orders

Overall, segment orders decreased across most major product lines. The decreases were primarily the result of:

•	a 15% decline in orders for custom process systems largely related to slippage of project timelines,

•	a 15% decline in centrifugal compression equipment orders driven mainly by a 45% decrease in demand for plant air machines, primarily from international customers, and

•	a 7% decline in demand for wellhead and midstream processing equipment, mainly from customers in North America.

Corporate Segment –

The $38 million decrease in the loss before income taxes in the Corporate segment during the six-month period ended June 30, 2014 as compared to the six-month period ended June 30, 2013 (see Note 10 of the Notes to Consolidated Condensed Financial Statements) was due primarily to:

•	a $22 million decrease in other costs, net of credits, as described further in Note 3 of the Notes to Consolidated Condensed Financial Statements, and

•	a $15 million decrease in selling and administrative expenses, mainly reflecting the effects of cost control efforts put in place in 2014 which have lowered employee-related costs, including travel, and certain facility costs.

Liquidity and Capital Resources

Consolidated Condensed Statements of Cash Flows

During the first six months of 2014, net cash provided by operations totaled $39 million, an increase of $32 million from the $7 million of cash provided by operations during the first six months of 2013.

Cash totaling $588 million was used to increase working capital during the first six months of 2014 compared to $404 million during the first six months of 2013, an increase of $184 million.  During the first six months of 2014, increased collections due to the high level of year end receivables added $111 million in cash.  Offsetting this was $228 million of cash used to build inventory levels, primarily in the DPS segment, in order to meet the demands from the high backlog and activity levels in that business segment. The timing of payments to third parties and annual employee incentive payouts made in the first half of 2014 also contributed to a use of cash totaling $471 million for the period.

Cash provided by investing activities was $346 million for the first six months of 2014.  In June 2014, the Company received $547 million of cash, net of transaction costs, from the sale of the Reciprocating Compression business to General Electric.  Additionally, capital spending during the first six months of 2014 totaled $178 million.  Capital needs in the Surface Systems and OneSubsea divisions of the DPS segment, along with continued development of the Company's enhanced business information systems, accounted for the majority of the 2014 capital spending.

Net cash used for financing activities totaled $677 million for the first six months of 2014.  Approximately $1.2 billion of cash was used to acquire nearly 20 million shares of treasury stock during the first half of 2014.  In 2014, the Board of Directors authorized the Company to initiate a commercial paper program with authority to issue up to $500 million in short-term debt.  Under this program, the Company issued commercial paper totaling $263 million in principal amount for use in funding the treasury stock purchases referred to above and for other corporate needs.  The average term of the outstanding commercial paper as of June 30, 2014 was approximately 62 days.  The Company currently anticipates being able to continue to issue new commercial paper to fund or extend outstanding commercial paper as it comes due for payment.  During June 2014, the Company repaid $250 million of floating rate notes upon maturity and issued a total of $500 million of new senior notes split equally between 3- and 10-year maturities.

Future liquidity requirements

At June 30, 2014, the Company had $1.6 billion of cash, cash equivalents and short-term investments.  Approximately $493 million of the Company's cash, cash equivalents and short-term investments at June 30, 2014 were in the OneSubsea venture.  Dividends of available cash from OneSubsea to the venture partners, 40% of which would go to Schlumberger, require approval of the OneSubsea Board of Directors prior to payment.  On July 11, 2014, a dividend of €75 million was paid to the venture partners with Cameron's non-U.S. partnership receiving €45 million and Schlumberger receiving €30 million.  Of the remaining cash, cash equivalents and short-term investments not held by OneSubsea, $657 million was located in the United States.  Of this amount, approximately $253 million, which included a make-whole premium plus accrued interest, was used to redeem early the Company's $250 million principal amount of 1.6% Senior Notes on July 21, 2014.

Total debt at June 30, 2014 was nearly $3.4 billion, most of which was in the United States.  Excluding capital leases, approximately $1.0 billion of the debt obligations have maturities within the next three-year period.  The remainder of the Company's long-term debt is due in varying amounts between 2018 and 2043.

Excluding discontinued operations, the Company's backlog decreased slightly from December 31, 2013, mainly due to the cancellation of a large drilling project award in the first quarter of 2014 totaling nearly $243 million, but was still at a near record high at June 30, 2014.  Orders during the first six months of 2014 were down nearly 15% from the same period in 2013 due mainly to certain large subsea project awards received in the first six months of 2013 that did not repeat during the half of 2014.  The timing of such large project awards are inconsistent period over period.  The Company views its backlog of unfilled orders, current order rates, current rig count levels and current and future expected oil and gas prices to be, in varying degrees, leading indicators of and factors in determining its estimates of future revenues, cash flows and profitability levels.  Information regarding actual 2014 and 2013 average rig count and commodity price levels and forward-looking twelve-month market-traded futures prices for crude oil and natural gas are shown in more detail under the captions "Market Conditions" above.  A more detailed discussion of second quarter and year-to-date orders and June 30 backlog levels by segment may be found under "Segment Results" for each period above.  The Company currently anticipates growth in consolidated orders, backlog and revenues during the second half of 2014 in relation to the same period in 2013.  The Company also expects full year capital spending on new equipment and facilities to be between $450 million to $500 million for 2014, as compared to $520 million during 2013.  The high backlog levels and expected growth however, may increase working capital needs in certain businesses in order in order to meet the increased customer demand.

The Company believes, based on its current financial condition, existing backlog levels and current expectations for future market conditions, that it will be able to meet its short- and longer-term liquidity needs with existing cash, cash equivalents and short-term investments on hand, expected cash flow from future operating activities and amounts available for borrowing under its $835 million five-year multi-currency Revolving Credit Facility, which matures on June 6, 2016, and its new three-year $750 million Revolving Credit Facility, described further in Note 8 of the Notes to Consolidated Condensed Financial Statements.  Up to $200 million of this new facility may be used for letters of credit. The Company also has a bi-lateral $40 million facility with a third-party bank, expiring on February 2, 2015.  At June 30, 2014, no amounts had been borrowed under the $835.0 million facility.  The Company had issued letters of credit totaling $77 million under the new $750 million Revolving Credit Facility and $29 million under the $40 million bi-lateral facility, leaving $673 million and $11 million, respectively, available for future use.

In addition, the Company announced in January 2014 that it was exploring strategic alternatives for its Centrifugal Compression business.

The Company has an authorized stock repurchase program whereby the Company may purchase shares directly or indirectly by way of open market transactions or structured programs, including the use of derivatives, for the Company's own account or through commercial banks or financial institutions.  The program, initiated in October 2011, has had a series of authorizations by the Board of Directors totaling $3.2 billion since inception.  At June 30, 2014, the Company had remaining authority for future stock purchases totaling approximately $456 million.

Factors That May Affect Financial Condition and Future Results

The inability of the Company to deliver its backlog or future orders on time could affect the Company's future sales and profitability and its relationships with its customers.

At June 30, 2014, the Company's backlog was approximately $11 billion, excluding discontinued operations.  The ability to meet customer delivery schedules for this backlog, as well as future orders, is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for large subsea projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources.  Many of the contracts the Company enters into with its customers require long manufacturing lead times and contain penalty clauses relating to on-time delivery. A failure by the Company to deliver in accordance with customer expectations could subject the Company to financial penalties or loss of financial incentives and may result in damage to existing customer relationships. Additionally, the Company bases its earnings guidance to the financial markets on expectations regarding future order rates and the timing of delivery of product currently in backlog.  Failure to deliver equipment in accordance with expectations could negatively impact the market price performance of the Company's common stock and other publicly-traded financial instruments.

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

Cameron, through OneSubsea, is a significant participant in the subsea systems projects market.  This market is different from most of the Company's other markets since subsea systems projects are larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects typically (i) involve long lead times, (ii) are larger in financial scope, (iii) require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and, in some cases, may require the development of new technology. The Company's OneSubsea business has a backlog of approximately $4 billion for subsea systems projects at June 30, 2014.  To the extent the Company experiences unplanned difficulties in meeting the technical and/or delivery requirements of the projects or has difficulty fully integrating the businesses contributed by Schlumberger to OneSubsea into its operations, the Company's earnings or liquidity could be negatively impacted. As the integration of the Schlumberger and Cameron businesses continues, issues may arise as we continue to refine the technologies and scale up the combined operations to meet customer demand.  The Company accounts for its subsea projects, as it does its separation and drilling projects, using accounting rules for construction-type and production type contracts.  Factors that may affect future project costs and margins include the ability to properly execute the engineering and design phases consistent with our customers' expectations, production efficiencies obtained, and the availability and costs of labor, materials and subcomponents.  These factors can impact the accuracy of the Company's estimates and materially impact the Company's future period earnings.  If the Company experiences cost overruns, the expected margin could decline.  Were this to occur, in accordance with the accounting guidance, the Company would record a cumulative adjustment to reduce the margin previously recorded on the related project in the period a change in estimate is determined.   Subsea systems projects accounted for approximately 14.9% of total revenues in the first six months of 2014.

As a designer, manufacturer, installer and servicer of oil and gas pressure control equipment, the Company may be subject to liability, personal injury, property damage and environmental contamination should such equipment fail to perform to specifications.

Cameron provides products and systems to customers involved in oil and gas exploration, development and production, as well as in certain other industrial markets.  Some of the Company's equipment is designed to operate in high-temperature and/or high-pressure environments on land, on offshore platforms and on the seabed and some equipment is designed for use in hydraulic fracturing operations.  Cameron also provides aftermarket parts and repair services at numerous facilities located around the world or at customer sites for this and other equipment.  Because of applications to which the Company's products and services are put, particularly those involving the high temperature and/or pressure environments, a failure of such equipment, or a failure of our customer to maintain or operate the equipment properly, could cause damage to the equipment, damage to the property of customers and others, personal injury and environmental contamination, onshore or offshore, leading to claims against Cameron.

The implementation of an upgraded business information system may disrupt the Company's operations or its system of internal controls.

The Company has a project underway to upgrade its SAP business information systems worldwide.  The first stage of this multi-year effort was completed at the beginning of the third quarter of 2011 with the deployment of the upgraded system for certain businesses within the Company's PCS segment.  Certain other businesses began operating on the upgraded system during 2012.  As of December 2013, nearly all businesses within the V&M segment were utilizing the upgraded system and, effective July 1, 2014; the Surface Systems division of the DPS segment began operating on the upgraded system.  The Drilling Systems and OneSubsea divisions of the DPS segment and the corporate office functions are expected to be migrated to the upgraded system during the remainder of 2014 and beyond, with completion anticipated in 2016.  The DPS and V&M segments are major contributors to the Company's consolidated revenues and income before income taxes.

As this system continues to be deployed throughout the Company, delays or difficulties may be encountered in effectively and efficiently processing transactions and conducting business operations until such time as personnel are familiar with all appropriate aspects and capabilities of the upgraded systems.

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
•
the effects of civil unrest and, in some cases, military action on the Company's business operations, customers and employees, such as that recently occurring in several countries in the  Middle East, in Ukraine and in Venezuela;

•
exchange controls or other similar measures that result in restrictions on repatriation of capital and/or income, such as those involving the currencies of, and the Company's operations in, Angola and Nigeria; and

•	reductions in the number or capacity of qualified personnel.

In recent months, civil unrest and military action have increased in Iraq which may impact the ability of that country to continue to produce and export oil at current levels.  Such unrest may also jeopardize the Company's in-country investments and on-going business activities supporting Iraq's oil and gas production infrastructure.  At June 30, 2014, less than 1% of the Company's backlog related to future deliveries to customers doing business in Iraq.  Additionally, less than 1% of the Company's property, plant and equipment was located in Iraq and less than 1% of the Company's receivables were for sales into Iraq to multinational operators and to Iraqi drilling and production companies.  The Company is also evaluating its options under the force majeure clauses of each of the major contracts with its customers doing business in Iraq in the event the current situation in that country continues to deteriorate.

Cameron also has manufacturing and service operations that are essential parts of its business in other developing countries and volatile areas in Africa, Latin America, Russia and other countries that were part of the Former Soviet Union, the Middle East, and Central and South East Asia. Recent increases in activity levels in certain of these regions have increased the Company's risk of identifying and hiring sufficient numbers of qualified personnel to meet increased customer demand in selected locations.  The Company also purchases a large portion of its raw materials and components from a relatively small number of foreign suppliers in China, India and other developing countries. The ability of these suppliers to meet the Company's demand could be adversely affected by the factors described above.

In addition, customers in countries such as Angola and Nigeria increasingly are requiring the Company to accept payments in the local currencies of these countries.  These currencies do not currently trade actively in the world's foreign exchange markets.  The Company also has various manufacturing and aftermarket operations in Venezuela that contributed $37 million in revenues during the first six months of 2014.  The economy in Venezuela is highly inflationary and becoming more regulated.  These factors, along with recent civil unrest, create political and economic uncertainty with regard to their impact on the Company's continued operations in this country.
The Venezuelan government has maintained currency controls and a fixed official exchange rate since February 2003.  In February 2013, the Venezuelan government devalued its currency from 4.3 bolivars to the U.S. dollar to an official rate of 6.3 bolivars to the U.S. dollar.  Since then, the Company has used the official rate of 6.3 bolivars to the U.S. dollar to remeasure non-functional currency transactions in its financial statements.  Due to the highly inflationary status of the Venezuelan economy, the Company's operations in Venezuela are accounted for as U.S. dollar functional currency entities.  In addition, the Company considers its earnings in Venezuela to be permanently reinvested.    In early 2014, Venezuelan government officials indicated that this official rate will increasingly be reserved only for settlement of U.S. dollar denominated obligations related to purchases of "essential goods and services."  Through the end of the second quarter of 2014, Petroleos de Venezuela (PDVSA), the Company's primary customer, has continued to pay its U.S. dollar denominated obligations to the Company at the official rate. Recent events, however, create uncertainty as to whether this will continue.  First, in January 2014, the Venezuelan government significantly expanded the use of the Supplementary Foreign Currency Administration System (SICAD) auction rate and indicated this rate (SICAD 1) would be used for certain transactions and activities.  In February 2014, the Venezuelan government signed into law a plan to open a new exchange control mechanism (SICAD 2) which may be available to all entities for all transactions.  At June 30, 2014, the published SICAD 1 rate was 10.6 bolivars to the U.S. dollar and the published SICAD 2 rate was approximately 49.98 bolivars to the U.S. dollar.  Recently, Rafael Ramirez, the Venezuelan Vice President for the Economy and Oil Minister announced that the three exchange rates would progressively converge, with a new system involving a single unified rate that could be in place by the end of 2014.  The Company is currently evaluating the impact of these changes on its business and is monitoring the payment practices of its primary customer to determine what effect there may be on its non-functional currency assets and liabilities.  A foreign exchange loss during 2014 may ultimately result from this evaluation or from changes in the payment practices of the Company's primary customer.

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

The EPA has made a finding under the United States Clean Air Act that greenhouse gas emissions endanger public health and welfare and the EPA has enacted regulations requiring monitoring and reporting by certain facilities and companies of greenhouse gas emissions.  In June 2014, the U.S. Supreme Court prohibited the EPA from being able to require limits on carbon dioxide and other heat trapping gases from sources that would otherwise not need an air pollution permit.

Also, in June 2014, the EPA, acting under President Obama's Climate Action Plan, proposed its Clean Power Plan, which would set U.S. state-by-state guidelines for power plants to meet by 2030 to cut their carbon emissions by 30% nationwide from 2005 levels.  The guidelines are also intended to cut pollution, nitrogen oxides and sulfur dioxide by more than 25% during the same period.  Under the Clean Power Plan, states are to develop plans to meet state-specific goals to reduce carbon pollution and submit those plans to the EPA by June 2016, with a later deadline provided under certain circumstances.  While these proposed rules may hasten the switch from coal to cleaner burning fuels such as natural gas, the overall long-term economic impact of the plan is uncertain at this point.

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

The Company could also be impacted by new laws and regulations establishing cap-and-trade and those that might favor the increased use of non-fossil fuels, including nuclear, wind, solar and bio-fuels or that are designed to increase energy efficiency.  If the proposed or newly executed laws have the effect of dampening demand for oil and gas production, they could lower spending by customers for the Company's products and services.

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

The fair values of the 1.15% and 1.4% 3-year Senior Notes, the 3.6%, 3.7%, 4.0%, 4.5% and 6.375% 10-year Senior Notes and the 5.125%, 5.95% and 7.0% 30-year Senior Notes are principally dependent on prevailing interest rates.   The fair value of the commercial paper is expected to approximate its book value.

The Company has various other long-term debt instruments, but believes that the impact of changes in interest rates in the near term will not be material to these instruments.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Company's Sarbanes-Oxley Disclosure Committee and the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no material changes in the Company's internal control over financial reporting during the quarter ended June 30, 2014.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been and continues to be named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits. At June 30, 2014, the Company's Consolidated Condensed Balance Sheet included a liability of approximately $16 million for such cases. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Item 1A. Risk Factors

The information set forth under the caption "Factors That May Affect Financial Condition and Future Results" on pages 33 – 38 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has an authorized stock repurchase program whereby the Company may purchase shares directly or indirectly by way of open market transactions or structured programs, including the use of derivatives, for the Company's own account or through commercial banks or financial institutions.  The program, initiated in October 2011, has had a series of authorizations by the Board of Directors totaling $3.2 billion since inception.  At June 30, 2014, the Company had remaining authority for future stock purchases totaling approximately $456 million.

Shares of common stock purchased and placed in treasury during the three months ended June 30, 2014 under the Board's authorization program described above were as follows:

Period	Total number of shares purchased during the period	Average price paid per share	Cumulative number of shares purchased as part of repurchase program	Maximum number of shares that may yet be purchased under repurchase program(1)
4/1/14 – 4/30/14	3,788,207	$62.73	46,362,733	2,815,393
5/1/14 – 5/31/14	452,100	$63.62	46,814,833	7,416,387
6/1/14 – 6/30/14	276,361	$65.76	47,091,194	6,736,137
Total	4,516,668	$63.00	47,091,194	6,736,137

(1)	Based upon month-end stock price. At June 30, 2014, the closing stock price was $67.71 per share.

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

Date: July 24, 2014	CAMERON INTERNATIONAL CORPORATION
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