Form 10-Q
period 2014-09-30
CAMERON INTERNATIONAL CORP
filed 2014-10-23
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Yes ☐ No ☑

Number of shares outstanding of issuer's common stock as of October 16, 2014 was 197,446,080.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(dollars and shares in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)

REVENUES	$2,678	$2,317	$7,577	$6,407
COSTS AND EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,915	1,649	5,456	4,547
Selling and administrative expenses	320	325	970	920
Depreciation and amortization	83	79	256	211
Interest, net	36	23	98	74
Other costs (see Note 3)	19	14	62	80
Total costs and expenses	2,373	2,090	6,842	5,832

Income from continuing operations before income taxes	305	227	735	575
Income tax provision	(70)	(49)	(179)	(136)
Income from continuing operations	235	178	556	439
Income from discontinued operations, net of income taxes	3	14	31	42
Net income	238	192	587	481

Less: Net income attributable to noncontrolling interests	13	3	29	3
Net income attributable to Cameron stockholders	$225	$189	$558	$478

Amounts attributable to Cameron stockholders:
Income from continuing operations	$222	$175	$527	$436
Income from discontinued operations	3	14	31	42
Net income attributable to Cameron stockholders	$225	$189	$558	$478

Earnings per common share attributable to Cameron stockholders:
Basic -
Continuing operations	$1.11	$.72	$2.55	$1.78
Discontinued operations	.01	.06	.15	.17
Basic earnings per share	$1.12	$.78	$2.70	$1.95

Diluted -
Continuing operations	$1.10	$.72	$2.53	$1.77
Discontinued operations	.01	.06	.15	.17
Diluted earnings per share	$1.11	$.78	$2.68	$1.94

Shares used in computing earnings per common share:
Basic	201	243	207	246
Diluted	203	244	208	247

Comprehensive income	$29	$282	$389	$445

Less: Comprehensive income (loss) attributable to noncontrolling interests	(40)	29	(17)	29
Comprehensive income attributable to Cameron stockholders	$69	$253	$406	$416

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in millions, except shares and per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$1,058	$1,813
Short-term investments	115	41
Receivables, net	2,580	2,719
Inventories, net	3,130	3,133
Other current assets	378	463
Assets of discontinued operations	235	–
Total current assets	7,496	8,169
Plant and equipment, net	1,941	2,037
Goodwill	2,607	2,925
Intangibles, net	817	904
Other assets	228	214
TOTAL ASSETS	$13,089	$14,249

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$403	$297
Accounts payable and accrued liabilities	3,456	3,883
Accrued income taxes	97	80
Liabilities of discontinued operations	107	–
Total current liabilities	4,063	4,260
Long-term debt	2,809	2,563
Deferred income taxes	199	277
Other long-term liabilities	222	233
Total liabilities	7,293	7,333
Stockholders' Equity:
Common stock, par value $.01 per share, 400,000,000 shares authorized, 263,111,472 shares issued at September 30, 2014 and December 31, 2013	3	3
Capital in excess of par value	3,244	3,207
Retained earnings	5,378	4,820
Accumulated other elements of comprehensive income (loss)	(232)	(80)
Less: Treasury stock, 64,808,073 shares at September 30, 2014 (41,683,164 shares at December 31, 2013)	(3,608)	(2,098)
Total Cameron stockholders' equity	4,785	5,852
Noncontrolling interests	1,011	1,064
Total equity	5,796	6,916
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,089	$14,249

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)

Cash flows from operating activities:
Net income	$238	$192	$587	$481
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Reciprocating Compression business	–	–	(95)	–
Depreciation	74	62	217	177
Amortization	11	22	49	46
Non-cash stock compensation expense	13	13	43	41
Gain from remeasurement of prior interest in equity method investment	–	–	(8)	–
Deferred income taxes and tax benefit of employee stock compensation plan transactions	(74)	19	(57)	30
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	(69)	(162)	42	(233)
Inventories	(55)	(110)	(283)	(450)
Accounts payable and accrued liabilities	152	211	(291)	219
Other assets and liabilities, net	(74)	(48)	51	(105)
Net cash provided by operating activities	216	199	255	206
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	18	259	41	888
Purchases of short-term investments	(78)	(447)	(115)	(869)
Capital expenditures	(80)	(123)	(259)	(306)
Proceeds received from sale of Reciprocating Compression business, net	-	–	547	–
Other dispositions (acquisitions), net	10	(20)	(7)	(11)
Proceeds received and cash acquired from formation of OneSubsea	–	–	–	603
Proceeds from sales of plant and equipment	1	3	11	8
Net cash provided by (used for) investing activities	(129)	(328)	218	313
Cash flows from financing activities:
Issuance of senior notes	–	–	500	–
Debt issuance costs	–	–	(4)	–
Early retirement of senior notes	(253)	–	(253)	–
Short-term loan borrowings (repayments), net	94	32	104	41
Purchase of treasury stock	(351)	(433)	(1,556)	(558)
Contributions from noncontrolling interest owners	–	62	–	62
Distribution to noncontrolling interest owners	(40)	–	(40)	–
Purchases of noncontrolling ownership interests	–	(7)	–	(7)
Proceeds from stock option exercises, net of tax payments from stock compensation plan transactions	14	1	39	30
Excess tax benefits from employee stock compensation plan transactions	1	1	6	9
Principal payments on capital leases	(6)	(3)	(15)	(13)
Net cash used for financing activities	(541)	(347)	(1,219)	(436)
Effect of translation on cash	(13)	15	(9)	(12)
Increase (decrease) in cash and cash equivalents	(467)	(461)	(755)	71
Cash and cash equivalents, beginning of period	1,525	1,718	1,813	1,186
Cash and cash equivalents, end of period	$1,058	$1,257	$1,058	$1,257

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY
(dollars in millions)

	Cameron Stockholders
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Elements of Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests
	(Unaudited)

Balance at December 31, 2013	$3	$3,207	$4,820	$(80)	$(2,098)	$1,064
Net income	–	–	558	–	–	29
Other comprehensive income (loss), net of tax	–	–	–	(152)	–	(46)
Non-cash stock compensation expense	–	43	–	–	–	–
Purchase of treasury stock	–	–	–	–	(1,561)	–
Treasury stock issued under stock compensation plans	–	(12)	–	–	51	–
Tax benefit of stock compensation plan transactions	–	6	–	–	–	–
Purchase of noncontrolling ownership interests	–	–	–	–	–	4
Distribution to noncontrolling interest owners	–	–	–	–	–	(40)

Balance at September 30, 2014	$3	$3,244	$5,378	$(232)	$(3,608)	$1,011

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited

Note 1: Basis of Presentation

The accompanying Unaudited Consolidated Condensed Financial Statements of Cameron International Corporation (the Company) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  Normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial information for the interim periods have been made.  The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Current Report on Form 8-K dated June 16, 2014, which includes the Audited Consolidated Financial Statements and Notes of the Company for the year ended December 31, 2013.  Those audited historical consolidated financial statements will be recast to include the Centrifugal Compression business as a discontinued operation when required to conform to the annual current full year presentation (see Note 2 of the Notes to Consolidated Condensed Financial Statements below for further information).

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

Note 2: Discontinued Operations

Effective June 1, 2014, the Company completed the sale of its Reciprocating Compression business, also a division of the PCS segment, to General Electric for net cash consideration of approximately $547 million.

On August 18, 2014, the Company announced that it had entered into a definitive agreement to sell its Centrifugal Compression business, a division of the Process and Compression Systems (PCS) segment, to Ingersoll Rand for cash consideration of $850 million, subject to closing adjustments.  The sale is expected to close prior to year end, subject to regulatory approvals.  For the year ended December 31, 2013, the Centrifugal Compression business generated revenues of $398 million.

Both businesses are being reported as discontinued operations in the Company's results of operations.  Summarized financial information relating to these businesses is shown below (in millions):

	Nine Months Ended September 30,
	2014		2013

Results of Operations:
Revenues	$348		$494
Income before income taxes	$122	(1)	$61

(1)
–    Includes a pretax gain on the sale of the Reciprocating Compression business of $95 million, which remains subject to a final working capital settlement.  The tax provision associated with this gain, approximately $85 million, was impacted by nondeductible goodwill of approximately $192 million included in the total net assets sold.

Assets and liabilities of discontinued operations at September 30, 2014 included receivables, inventory and certain other current assets of $153 million; property, plant & equipment, goodwill and other assets of $82 million; and accounts payable, accruals and other liabilities of $107 million.

Note 3: Other Costs

Other costs, net of certain credits, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Goodwill impairment	$–	$–	$40	$–
Loss on disposal of non-core assets	10	–	10	–
Cost for early retirement of debt	3	–	3
OneSubsea formation and other acquisition and integration costs	–	10	–	58
Gain from remeasurement of prior interest in equity method investment	–	–	(8)	–
Impairment of identifiable intangible assets	–	–	4	–
Mark-to-market impact on currency derivatives not designated as accounting hedges	4	1	4	1
Currency devaluation, severance, restructuring and other costs	2	3	9	21
Total other costs, net of credits	$19	$14	$62	$80

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

As described further in Note 8 of the Notes to Consolidated Condensed Financial Statements, in July 2014, the Company paid a make-whole premium and wrote off certain unamortized debt issuance costs, totaling approximately $3 million, in connection with the early retirement of $250 million principal amount of 1.6% Senior Notes with an original maturity of April 30, 2015.

In May 2014, the Company increased its prior ownership interest in Cameron Services Middle East LLC from 49% to 90%, at a cost of approximately $18 million.  The Company recognized a pre-tax gain of nearly $8 million as a result of remeasuring its prior interest, which had been accounted for under the equity method, to fair value upon obtaining control of this entity during the second quarter of 2014.  At September 30, 2014, the purchase price allocation for this business has been based upon preliminary estimates and assumptions, which are subject to change upon the receipt of additional information required to finalize the valuation.  The primary areas that have not yet been finalized include amounts relating to inventory, property, plant and equipment, identifiable intangible assets, certain preacquisition contingencies, related adjustments to deferred income taxes and goodwill.  The final purchase price allocation will be completed no later than one year from the acquisition date.  Preliminary goodwill recognized at September 30, 2014 was approximately $21 million, which is not deductible for tax purposes.

Note 4: Receivables

Receivables consisted of the following (in millions):

	September 30, 2014	December 31, 2013

Trade receivables	$2,078	$2,368
Costs and estimated earnings in excess of billings on uncompleted contracts	397	253
Other receivables	134	119
Allowance for doubtful accounts	(29)	(21)
Total receivables	$2,580	$2,719

Note 5: Inventories

Inventories consisted of the following (in millions):

	September 30, 2014	December 31, 2013

Raw materials	$203	$238
Work-in-process	897	894
Finished goods, including parts and subassemblies	2,216	2,208
Other	25	22
	3,341	3,362
Excess of current standard costs over LIFO costs	(87)	(120)
Allowances	(124)	(109)
Total inventories	$3,130	$3,133

Note 6: Plant and Equipment and Goodwill

Plant and equipment consisted of the following (in millions):

	September 30, 2014	December 31, 2013

Plant and equipment, at cost	$3,543	$3,670
Accumulated depreciation	(1,602)	(1,633)
Total plant and equipment	$1,941	$2,037

Changes in goodwill during the nine months ended September 30, 2014 were as follows (in millions):

Balance at December 31, 2013	$2,925
Discontinued operations	(248)
Impairment (See Note 3)	(40)
Acquisitions	21
Adjustments to the purchase price allocation for prior year acquisitions	20
Translation effect of currency changes and other	(71)
Balance at September 30, 2014	$2,607

Note 7: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in millions):

	September 30, 2014	December 31, 2013

Trade accounts payable and accruals	$737	$1,184
Advances from customers	1,550	1,676
Other accruals	1,169	1,023
Total accounts payable and accrued liabilities	$3,456	$3,883

Activity during the nine months ended September 30, 2014 associated with the Company's product warranty accruals was as follows (in millions):

Balance December 31, 2013	Net warranty provisions	Charges against accrual	Discontinued operations	Translation and other	Balance September 30, 2014

$46	$34	$(24)	$(10)	$–	$46

Note 8: Debt

The Company's debt obligations were as follows (in millions):

	September 30, 2014	December 31, 2013

Commercial paper (0.32% weighted average rate)	$350	$–
Senior notes:
Floating rate notes due June 2, 2014	–	250
1.6% notes due April 30, 2015	–	250
1.15% notes due December 15, 2016	250	250
1.4% notes due June 15, 2017	250	–
6.375% notes due July 15, 2018	450	450
4.5% notes due June 1, 2021	250	250
3.6% notes due April 30, 2022	250	250
4.0% notes due December 15, 2023	250	250
3.7% notes due June 15, 2024	250	–
7.0% notes due July 15, 2038	300	300
5.95% notes due June 1, 2041	250	250
5.125% notes due December 15, 2043	250	250
Unamortized original issue discount	(7)	(7)
Other debt	61	57
Obligations under capital leases	58	60
	3,212	2,860
Current maturities	(403)	(297)
Long-term maturities	$2,809	$2,563

On June 20, 2014, the Company completed the public offering of $500 million in aggregate principal amount of senior unsecured notes as follows:

•	$250 million principal amount of 1.4% Senior Notes due June 15, 2017, sold at an offering price of 99.951%, and
•	$250 million principal amount of 3.7% Senior Notes due June 15, 2024, sold at an offering price of 99.769%.

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

During the first quarter of 2014, the Company's Board of Directors authorized the establishment of a $500 million commercial paper program.  This program allows for issuances of commercial paper with maturities of up to 364 days to be used for general corporate purposes.  The average term of the outstanding commercial paper at September 30, 2014 was approximately 26 days.

On April 11, 2014, the Company entered into a new $750 million three-year multi-currency syndicated Revolving Credit Facility expiring April 11, 2017.   Up to $200 million of this new facility may be used for letters of credit and $92 million of letters of credit issued and outstanding under a previously existing $170 million bi-lateral facility were transferred to the new Revolving Credit Facility at close and concurrently the $170 million bi-lateral facility was amended to reduce its capacity to $40 million.  The new Revolving Credit Facility contains covenants and terms consistent with the Company's existing $835 million five-year multi-currency Revolving Credit Facility, which matures on June 6, 2016, and it serves as the primary backstop to the commercial paper program.  At September 30, 2014, no amounts had been borrowed under the $835 million Revolving Credit Facility.  The Company has issued letters of credit totaling $72 million under the new $750 million Revolving Credit Facility and $25 million under the $40 million bi-lateral facility, leaving $678 million and $15 million, respectively, available for future use at September 30, 2014.

Note 9: Income Taxes

The Company's effective tax rate on income from continuing operations for the first nine months of 2014 was 24.4% compared to 23.7% for the nine months of 2013.  The components of the effective tax rates for both periods were as follows (dollars in millions):

	Nine Months Ended September 30,
	2014		2013
	Tax Provision	Tax Rate	Tax Provision	Tax Rate

Forecasted tax expense by jurisdiction	$167	22.7%	$134	23.3%
Adjustments to income tax provision:
Tax effect of goodwill impairment	9	1.3	–	–
Finalization of prior year returns	4	0.5	6	1.0
Tax effects of changes in legislation	–	–	(9)	(1.6)
Changes in valuation allowances	3	0.4	5	1.0
Accrual adjustments and other	(4)	(0.5)	–	–
Tax provision	$179	24.4%	$136	23.7%

Note 10: Business Segments

The Company's operations are organized into three separate business segments – Drilling & Production Systems (DPS), Valves & Measurement (V&M) and PCS.  Summary financial data by segment follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
DPS	$1,975	$1,637	$5,583	$4,344
V&M	552	502	1,580	1,558
PCS	151	178	414	505
	$2,678	$2,317	$7,577	$6,407

Income (loss) from continuing operations before income taxes:
DPS	$295	$216	$713	$566
V&M	103	98	304	320
PCS	9	13	9	18
Corporate & other	(102)	(100)	(291)	(329)
	$305	$227	$735	$575

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

Note 11: Earnings Per Share

The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income from continuing operations	$235	$178	$556	$439
Net income attributable to noncontrolling interests	13	3	29	3
Net income from continuing operations attributable to Cameron	222	175	527	436
Income from discontinued operations, net of taxes	3	14	31	42
Net income attributable to Cameron	$225	$189	$558	$478

Average shares outstanding (basic)	201	243	207	246
Common stock equivalents	2	1	1	1
Diluted shares	203	244	208	247

Basic earnings per share:
Continuing operations	$1.11	$.72	$2.55	$1.78
Discontinued operations	.01	.06	.15	.17
Basic earnings per share	$1.12	$.78	$2.70	$1.95

Diluted earnings per share:
Continuing operations	$1.10	$.72	$2.53	$1.77
Discontinued operations	.01	.06	.15	.17
Diluted earnings per share	$1.11	$.78	$2.68	$1.94

Activity in the Company's treasury shares were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Treasury shares at beginning of period	60,027,350	17,001,730	41,683,164	16,415,336
Purchases of treasury shares	4,915,044	7,677,282	24,588,815	9,790,737
Net change in treasury shares owned by participants in nonqualified deferred compensation plans	(1,440)	3,052	36,708	55,159
Treasury shares issued in satisfaction of stock option exercises and vesting of restricted stock units	(132,881)	(60,537)	(1,500,614)	(1,639,705)
Treasury shares at end of period	64,808,073	24,621,527	64,808,073	24,621,527

The average cost of treasury shares acquired for the three- and nine-month periods ended September 30, 2014 was $71.43 and $63.38, respectively.  The average cost of treasury shares acquired for the three- and nine-month periods ended September 30, 2013 was $58.04 and $58.84, respectively.

The Company has an authorized stock repurchase program whereby the Company may purchase shares directly or indirectly by way of open market transactions or structured programs, including the use of derivatives, for the Company's own account or through commercial banks or financial institutions.  The program, initiated in October 2011, has had a series of authorizations by the Board of Directors totaling $3.8 billion since inception.  At September 30, 2014, the Company had remaining authority for future stock purchases totaling approximately $665 million.

Note 12: Accumulated Other Comprehensive Income (Loss)

The changes in the components of accumulated other elements of comprehensive income (loss) for the three months ended September 30, 2014 and 2013 were as follows (in millions):

	Three Months Ended September 30, 2014
	Accumulated Foreign Currency Translation Gain (Loss)	Prior Service Credits and Net Actuarial Losses	Accumulated Gain (Loss) on Cash Flow Hedge Derivatives	Total	Three Months Ended September 30, 2013
Beginning of period balance	$(43)	$(45)	$12	$(76)	$(156)

Other comprehensive income (loss) before reclassifications:
Pre-tax	(138)	–	(29)	(167)	74
Tax effect	–	–	12	12	(9)

Amounts reclassified from accumulated other comprehensive income to:
Revenues	–	–	(2)	(2)	1
Cost of sales	–	–	1	1	(4)
Selling and administrative expense	–	–	–	–	2
Tax effect	–	–	–	–	-
Net current period other comprehensive income (loss)	(138)	–	(18)	(156)	64
Balance at end of period	$(181)	$(45)	$(6)	$(232)	$(92)

The changes in the components of accumulated other elements of comprehensive income (loss) for the nine months ended September 30, 2014 and 2013 were as follows (in millions):

	Nine Months Ended September 30, 2014
	Accumulated Foreign Currency Translation Gain (Loss)	Prior Service Credits and Net Actuarial Losses	Accumulated Gain (Loss) on Cash Flow Hedge Derivatives	Total	Nine Months Ended September 30, 2013
Beginning of year balance	$(49)	$(45)	$14	$(80)	$(30)

Other comprehensive income (loss) before reclassifications:
Pre-tax	(132)	–	(25)	(157)	(58)
Tax effect	–	–	10	10	(4)

Amounts reclassified from accumulated other comprehensive income to:
Revenues	–	–	(7)	(7)	(1)
Cost of sales	–	–	(1)	(1)	(4)
Selling and administrative expense	–	–	–	–	5
Tax effect	–	–	3	3	-
Net current period other comprehensive income (loss)	(132)	–	(20)	(152)	(62)
Balance at end of period	$(181)	$(45)	$(6)	$(232)	$(92)

Note 13: Contingencies

The Company is subject to a number of contingencies, including litigation, tax contingencies and environmental matters.

Litigation

The Company has been and continues to be named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits. At September 30, 2014, the Company's Consolidated Condensed Balance Sheet included a liability of approximately $17 million for such cases. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

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

The Company has been assessed customs duties and penalties by the government of Brazil totaling approximately $53 million at September 30, 2014, including interest accrued at local country rates, following a customs audit for the years 2003-2010.  The Company filed an administrative appeal and believes this assessment will ultimately be proven to be incorrect because of numerous errors in the assessment, and because the government has not provided appropriate supporting documentation for the assessment.  As a result, the Company currently expects no material adverse impact on its results of operations or cash flows as a result of the ultimate resolution of this matter.  No amounts have been accrued for this assessment as of September 30, 2014 as no loss is currently considered probable.

Environmental Matters

The Company is currently identified as a potentially responsible party (PRP) for one site designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state law. The Osborne site is a landfill into which a predecessor of the Reciprocating Compression operation in Grove City, Pennsylvania deposited waste, where remediation was completed in 2011 and remaining costs relate to ongoing ground water monitoring. The Company is also a party with de minimis exposure at other CERCLA sites.

The Company is engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality ("TCEQ") at a former manufacturing location in Houston, Texas and one in Missouri City, Texas.  With respect to the Missouri City site, the Company was notified in 2014 by the TCEQ that it may discontinue and decommission the ground-water treatment system there in preparation for site closure.  With respect to the Houston site, in 2001, the Company discovered that contaminated underground water had migrated under an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners. Concerns over the impact on property values of the underground water contamination and its public disclosure led to a number of claims by homeowners.  The Company has settled these claims, primarily as a result of the settlement of a class action lawsuit, and is obligated to reimburse approximately 190 homeowners for any diminution in value of their property due to contamination concerns at the time of the property's sale. Test results of monitoring wells on the southeastern border of the plume indicate that the plume is moving in a new direction, likely as a result of a ground water drainage system completed as part of an interstate highway improvement project.  As a result, the Company notified 39 additional homeowners, and may provide notice to additional homeowners, whose property is adjacent to the class area that their property may be affected. The Company continues to monitor the situation to determine whether additional remedial measures would be appropriate.  The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements as well as any possible new claims that may be filed with respect to this underground water contamination will not have a material adverse effect on its financial position or results of operations. The Company's Consolidated Balance Sheet included a noncurrent liability of approximately $7 million for these matters as of September 30, 2014.

Additionally, the Company has discontinued operations at a number of other sites which had been active for many years and which may have yet undiscovered contamination. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At September 30, 2014, the Company's Consolidated Balance Sheet included a noncurrent liability of nearly $3 million for these environmental matters.

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

Following is a summary of the Company's financial instruments which have been valued at fair value in the Company's Consolidated Balance Sheets at September 30, 2014 and December 31, 2013:

	Fair Value Based on Quoted Prices in Active Markets for Identical Assets (Level 1)		Fair Value Based on Significant Other Observable Inputs (Level 2)		Total
(in millions)	2014	2013	2014	2013	2014	2013

Cash and cash equivalents:
Cash	$497	$618	$–	$–	$497	$618
Money market funds	493	1,172	–	–	493	1,172
Commercial paper	–	–	21	4	21	4
U.S. corporate obligations	11	–	–	–	11
Non-U.S. bank and other obligations	36	19	–	–	36	19
Short-term investments:
Commercial paper	–	–	9	–	9	–
U.S. Treasury securities	71	41	–	–	71	41
U.S. corporate obligations	35	–	–	–	35	–
Non-qualified plan assets:
Money market funds	1	1	–	–	1	1
Domestic bond funds	3	3	–	–	3	3
Domestic equity funds	6	5	–	–	6	5
International equity funds	3	3	–	–	3	3
Blended equity funds	5	4	–	–	5	4
Common stock	2	2	–	–	2	2
Derivatives, net asset (liability):
Foreign currency contracts	–	–	(43)	19	(43)	19
	$1,163	$1,868	$(13)	$23	$1,150	$1,891

Fair values for financial instruments utilizing level 2 inputs were determined from information obtained from third party pricing sources, broker quotes or calculations involving the use of market indices.

At September 30, 2014, the fair value of the Company's fixed-rate debt (based on Level 1 quoted market rates) was approximately $3.0 billion as compared to the nearly $2.8 billion face value of the debt recorded, net of original issue discounts, in the Company's Consolidated Condensed Balance Sheet.  At December 31, 2013, the fair value of the Company's fixed-rate debt (based on Level 1 quoted market rates) was approximately $2.7 billion as compared to the $2.5 billion face value of the debt.

Derivative Contracts

In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into foreign currency forward contracts to hedge specific large anticipated receipts or disbursements in currencies for which the Company does not expect to have fully offsetting local currency expenditures or receipts. The Company was party to a number of short- and long-term foreign currency forward contracts at September 30, 2014. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling, valve or other equipment contracts. Many of these contracts have been designated as and are accounted for as cash flow hedges with changes in the fair value of those contracts recorded in accumulated other comprehensive income (loss) in the period such change occurs.  Certain other forward and option contracts, many of which are centrally managed, are intended to offset other foreign currency exposures but have not been designated as hedges for accounting purposes and, therefore, any change in the fair value of those contracts is reflected in earnings in the period such change occurs.  The Company determines the fair value of its outstanding foreign currency forward and option contracts based on quoted exchange rates for the respective currencies applicable to similar instruments.

The Company manages its debt portfolio to achieve an overall desired position of fixed and floating rates and employs from time to time interest rate swaps as a tool to achieve that goal.

Total gross volume bought (sold) by notional currency and maturity date on open derivative contracts at September 30, 2014 was as follows (in millions):

	Notional Amount - Buy					Notional Amount - Sell
	2014	2015	2016	2017	Total	2014	2015	2016	Total
Foreign exchange forward contracts -
Notional currency in:
Euro	103	79	14	–	196	(44)	(5)	(1)	(50)
Malaysian ringgit	46	260	3	–	309	–	(20)	–	(20)
Norwegian krone	293	675	103	4	1,075	(70)	(69)	–	(139)
Pound sterling	97	23	5	–	125	(52)	(22)	(1)	(75)
U.S. dollar	29	7	–	–	36	(330)	(456)	(47)	(833)

Foreign exchange option contracts -
Notional currency in:
Euro	29	87	–	–	116	–	–	–	–

While the Company reports and generally settles its individual derivative financial instruments on a gross basis, the agreements between the Company and its third party financial counterparties to the derivative contracts generally provide both the Company and its counterparties with the legal right to net settle contracts that are in an asset position with other contracts that are in an offsetting liability position, if required.  The fair values of derivative financial instruments recorded in the Company's Consolidated Condensed Balance Sheets at September 30, 2014 and December 31, 2013 were as follows (in millions):

	September 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities

Derivatives designated as hedging instruments:
Current	$6	$34	$28	$10
Non-current	1	6	3	2
Total derivatives designated as hedging instruments	7	40	31	12

Derivatives not designated as hedging instruments:
Current	3	13	6	6
Non-current	–	–	–	–
Total derivatives not designated as hedging instruments	3	13	6	6

Total derivatives	$10	$53	$37	$18

The amount of pre-tax gain (loss) from the ineffective portion of derivatives designated as hedging instruments and from derivatives not designated as hedging instruments was (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Derivatives designated as hedging instruments -
Cost of sales	$(4)	$3	$(3)	$2

Derivatives not designated as hedging instruments -
Cost of sales	(6)	7	(4)	3
Other costs	(4)	(1)	(4)	(1)
	$(14)	$9	$(11)	$4

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

THIRD QUARTER 2014 COMPARED TO THIRD QUARTER 2013

Market Conditions

Information related to drilling activity and certain commodity spot and futures prices during each quarter and the number of deepwater floaters and semi-submersibles under contract at the end of each period follows:

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
Drilling activity (average number of working rigs during period)(1):
United States	1,903	1,769	134	7.6%
Canada	385	349	36	10.3%
Rest of world	1,348	1,285	63	4.9%
Global average rig count	3,636	3,403	233	6.8%

Commodity prices (average of daily U.S. dollar prices per unit during period)(2):
West Texas Intermediate Cushing, OK crude spot price per barrel in U.S. dollars	$97.60	$105.82	$(8.22)	(7.8)%
Henry Hub natural gas spot price per MMBtu in U.S. dollars	$3.93	$3.56	$0.37	10.4%
Twelve-month futures strip price (U.S. dollar amount at period end)(2):
West Texas Intermediate Cushing, OK crude oil contract (per barrel)	$88.68	$97.81	$(9.13)	(9.3)%
Henry Hub natural gas contract (per MMBtu)	$4.01	$3.80	$0.21	5.5%

Contracted drillships and semi-submersibles by location at period-end(3):
U.S. Gulf of Mexico	48	41	7	17.1%
Central and South America	66	81	(15)	(18.5)%
Northwestern Europe	44	45	(1)	(2.2)%
West Africa	46	40	6	15.0%
Southeast Asia and Australia	28	24	4	16.7%
Other	51	49	2	4.1%
Total	283	280	3	1.1%

(1)        Based on average monthly rig count data from Baker Hughes
(2)        Source: Bloomberg
(3)        Source: ODS-Petrodata Ltd.

The increase in average worldwide operating rigs during the third quarter of 2014 as compared to the third quarter of 2013 was primarily due to an increase in North American rigs drilling for oil and higher activity levels in the Middle East and Asia Pacific regions.

Crude oil prices (West Texas Intermediate, Cushing, OK) trended downward most of the quarter after reaching a high of $107.62 in late July before closing the period at $91.16 per barrel.  On average, crude oil prices were almost 8% lower during the third quarter of 2014 as compared to the third quarter of 2013.  The twelve month futures price for crude oil at September 30, 2014 was slightly lower than spot prices near the end of the quarter. Oil prices have continued to decline into the low-to-mid $80 range on the New York Mercantile Exchange during the first half of October 2014.  This decline, if continuing, could affect exploration and production activity levels and, therefore, demand for the Company's products and services.

Natural gas (Henry Hub) prices were fairly consistent throughout the third quarter of 2014, averaging $3.93 per MMBtu, which is a 10% increase as compared to the same period in 2013.  The 12-month futures strip price for natural gas at September 30, 2014 was $4.01 per MMBtu, which is comparable to the spot price at September 30, 2014.

The total number of drillships and semi-submersibles available for contract and under contract were generally consistent with the same period of prior year with some redeployment occurring away from Central and South America to the U.S. Gulf of Mexico and certain other regions of the world.

Consolidated Results

Consolidated net income for the third quarter of 2014 totaled $238 million, compared to $192 million for the third quarter of 2013.  These amounts included $3 million and $14 million, respectively, of net income from discontinued operations for the third quarters of 2014 and 2013.  Discontinued operations include the Company's Reciprocating Compression business sold in June 2014 and the Centrifugal Compression business in which the Company entered into a definitive agreement in August 2014 to sell (see Note 2 of the Notes to Consolidated Condensed Financial Statements for further information).  Consolidated net income also includes $13 million and $3 million, respectively, of net income attributable to noncontrolling interests for the third quarters of 2014 and 2013.

Net income attributable to Cameron stockholders for the third quarter of 2014 totaled $225 million, compared to $189 million for the third quarter of 2013.  Earnings from continuing operations per diluted share totaled $1.10 for the third quarter of 2014, compared to $0.72 per diluted share for the third quarter of 2013. Included in the third quarter 2014 results were certain costs, totaling $0.07 per diluted share, primarily associated with:

•	a loss on disposal of non-core assets,

•	costs associated with the early retirement of Senior Notes originally due in April 2015, and

•	severance, restructuring and certain other costs.

The results for the third quarter of 2013 included after-tax charges of $0.03 per share, primarily related to the integration of OneSubsea and certain other acquisitions.

Absent these costs, diluted earnings from continuing operations per share would have increased approximately 56% in the third quarter of 2014 as compared to the third quarter of 2013.

Total revenues for the Company increased $361 million, or 15.6%, during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.  Nearly 94% of the increase was attributable to higher revenues in the Drilling & Production Systems (DPS) segment, reflecting improved performance across each major product line.  Revenues in the Valves & Measurement (V&M) segment were up 10% compared to the same period last year, mainly as a result of increased sales of engineered and distributed valves, while PCS segment revenues, excluding discontinued operations, were down nearly 15%.

As a percent of revenues, cost of sales (exclusive of depreciation and amortization) increased from 71.2% during the third quarter of 2013 to 71.5% for the third quarter of 2014, mainly as a result of lower product margins in the V&M and PCS segments as described further below under "Segment Results".

Selling and administrative expenses decreased $5 million, or 1.5%, during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.  Selling and administrative expenses were 11.9% of revenues for the third quarter of 2014, down from 14.0% for the third quarter of 2013, reflecting the impact of cost control efforts.

Depreciation and amortization expense totaled $83 million for the third quarter of 2014 as compared to $79 million during the third quarter of 2013, an increase of $4 million.  The increase was due primarily to higher depreciation expense as a result of recent increased levels of capital spending, mainly in the Surface Systems and OneSubsea divisions, partially offset by a nearly $7 million decrease in intangible asset amortization in Drilling Systems.

Net interest increased $13 million, from $23 million during the third quarter of 2013 to $36 million during the third quarter of 2014, mainly resulting from additional interest associated with (i) $750 million of new senior notes issued by the Company in December 2013, (ii) $500 million of new senior notes issued in June 2014, and (iii) increased interest associated with certain tax contingencies.

Other costs totaled $19 million for the three months ended September 30, 2014 as compared to costs of $14 million for the three months ended September 30, 2013.  See Note 3 of the Notes to Consolidated Condensed Financial Statements for further information on the nature of these items.

The Company's effective tax rate on income from continuing operations for the third quarter of 2014 was 23.0% compared to 21.5% for the third quarter of 2013.  The components of the effective tax rates for both periods were as follows (dollars in millions):

	Three Months Ended September 30,
	2014		2013
	Tax Provision	Tax Rate	Tax Provision	Tax Rate

Forecasted tax expense by jurisdiction	$66	21.6%	$55	24.1%
Adjustments to income tax provision:
Finalization of prior year returns	4	1.3	(4)	(1.8)
Changes in valuation allowances	3	1.0	–	–
Accrual adjustments and other	(3)	(0.9)	(2)	(0.8)
Tax provision	$70	23.0%	$49	21.5%

Segment Results

DPS Segment –

	Three Months Ended September 30,		Increase (Decrease)
($ in millions)	2014	2013	$	%

Revenues	$1,975	$1,637	$338	20.6%
Income from continuing operations before income taxes	$295	$216	$79	36.6%
Income from continuing operations before income taxes as a percent of revenues	14.9%	13.2%	N/A	1.7%

Orders	$1,874	$2,205	$(331)	(15.0)%
Backlog (at period-end)	$8,996	$9,162	$(166)	(1.8)%

Revenues

Increased shipments and higher manufacturing activity associated with high beginning-of-the-period backlog levels, as well as higher aftermarket revenues resulting from an increasing base of installed equipment, led to a 36% increase in drilling equipment revenues and a 15% increase in subsea equipment revenues during the third quarter of 2014 as compared to the third quarter of 2013.

Also contributing to the improvement in segment revenues was an 8% increase in surface equipment revenues, largely as a result of higher activity levels in the unconventional resource regions of North America.

Income from continuing operations before income taxes as a percent of revenues

The increase in the ratio of income from continuing operations before income taxes as a percent of revenues was primarily due to:

•	a 0.4 percentage-point decrease in the ratio of cost of sales to revenues resulting mainly from improved margins in the drilling equipment product line, largely related to growth in higher-margin land and jackup BOP activity and aftermarket business, as well as better cost recovery on rig projects,

•	a 0.4 percentage-point decrease in the ratio of depreciation and amortization expense to revenues due mainly a decline of nearly $7 million in intangible asset amortization expense in Drilling Systems, and

•	a 1.0 percentage-point decrease in the ratio of selling and administrative expense to revenues as a result of the effects of cost control efforts in relation to the growth in revenues.

Orders

The decrease in orders was due to:

•	a 40% decline in subsea equipment orders, largely associated with a third quarter 2013 award, totaling more than $500 million, that was received from Chevron for the Rosebank project in the UK North Sea, with no similar-size large project award received in the third quarter of 2014 as customers continued to evaluate project economics and field layout designs which has had an impact on the timing of new awards, and

•	a 9% decrease in drilling equipment orders, mainly resulting from a softening in the market for newbuild jackup rigs and floaters.

These decreases were partially offset by a 37% increase in surface equipment orders reflecting continued high demand for new equipment, including rental equipment and other aftermarket parts and services, largely as a result of continued strong activity levels in the unconventional resource regions of North America and increased activity in the Middle East, particularly in Saudi Arabia and Oman.

Backlog (at period-end)

The decline in backlog at September 30, 2014 as compared to September 30, 2013 was due mainly to:

•	a 7% decrease in drilling equipment backlog largely resulting from (i) the reversal of nearly $243 million in backlog in the first quarter of 2014 as the result of a customer cancellation of a large drilling project award issued in 2012, and (ii) a softening in the market for newbuild jackup rigs and floaters, as well as

•	a 4% decrease in subsea equipment backlog, due mainly to the slower pace of large new project awards over the course of the first three quarters of 2014.

Partially offsetting these declines was a 28% increase in surface equipment backlog due to recent high order rates largely resulting from continued strong activity levels in the unconventional resource regions of North America and increased activity in recent periods in the Middle East, particularly in Saudi Arabia and Oman.

V&M Segment –

	Three Months Ended September 30,		Increase/(Decrease)
($ in millions)	2014	2013	$	%

Revenues	$552	$502	$50	10.0%
Income from continuing operations before income taxes	$103	$98	$5	5.1%
Income from continuing operations before income taxes as a percent of revenues	18.7%	19.5%	N/A	(0.8)%

Orders	$529	$497	$32	6.4%
Backlog (at period-end)	$954	$1,058	$(104)	(9.8)%

Revenues

Favorable North American market conditions and the impact of businesses acquired in the last twelve months contributed to an increase of 15% in sales of distributed valves.  Engineered valve sales increased 18% during the third quarter of 2014 as compared to the third quarter of 2013, due primarily to weak market conditions during the third quarter of 2013 which negatively impacted shipments during that period.

Income from continuing operations before income taxes as a percent of revenues

Income from continuing operations before income taxes as a percent of revenues decreased primarily due to (i) a 1.6 percentage-point decrease in margins resulting from pricing pressures and the impact of higher costs, primarily for engineered valves, and (ii) a 0.3 percentage-point increase in the ratio of depreciation and amortization expense to revenues due to higher depreciation from recent increased levels of capital spending, mainly in the engineered valve product line, and the impact of businesses acquired during the last twelve months.

Offsetting these cost increases was a 1.0 percentage-point decrease in the ratio of selling and administrative expenses to revenues as a result of the effects of cost control efforts in relation to the growth in revenues.

Orders

Overall, total segment orders increased slightly when compared to the same period last year.  Distributed valve orders increased 23% reflecting higher activity levels in North America while certain large orders for metering equipment in the current period led to a 13% increase in demand for measurement products.  Partially offsetting these increases was a 13% decline in engineered valve orders due mainly to project timing delays.

Backlog (at period-end)

Backlog levels for the V&M segment decreased approximately 10% from September 30, 2013, as recent order rates for new engineered and process valves have not kept pace with recent deliveries. These decreases were partially offset by strong demand for distributed valves and measurement products reflecting continued strength in the North American market.

PCS Segment –

	Three Months Ended September 30,		Increase (Decrease)
($ in millions)	2014(1)	2013(1)	$	%

Revenues	$151	$178	$(27)	(15.2)%
Income from continuing operations before income taxes	$9	$13	$(4)	(30.8)%
Income from continuing operations before income taxes as a percent of revenues	6.0%	7.3%	N/A	(1.3)%

Orders	$178	$206	$(28)	(13.6)%
Backlog (at period-end)	$634	$499	$135	27.1%

(1)            Excluding discontinued operations

Revenues

The revenue decrease in the PCS segment was due primarily to the timing of manufacturing activity on large custom engineered processing equipment projects, particularly in Canada and the Asia Pacific region, and weaker demand from North American customers for midstream processing applications.

Income from continuing operations before income taxes as a percent of revenues

The decrease in the ratio of income from continuing operations before income taxes as a percent of revenues was due primarily to:

•	lower product margins of 1.4 percentage-points, mainly due to low volumes and underabsorption of costs in the wellhead and midstream processing product line, and

•	a 0.9 percentage-point increase in the ratio of depreciation and amortization expense to revenues as a result of higher depreciation and amortization expense during the third quarter of 2014 in relation to lower revenues as compared to the same period last year.

Partially offsetting these cost increases was a 1.2 percentage-point decrease in the ratio of selling and administrative expenses to revenues as a result of the effects of cost control efforts.

Orders

The decrease in segment orders was due mainly to a large award received in the third quarter of 2013 for a CO2 separation system for a floating production storage and offloading (FPSO) vessel to be located offshore Brazil, with no similar-size custom engineered project award received during the third quarter of 2014, partially offset by a large award during the third quarter of 2014 for a new cryogenic gas processing system.

Backlog (at period-end)

Overall segment backlog was up 27% at September 30, 2014 as compared to September 30, 2013, largely as the result of a $250 million award received in the fourth quarter of 2013 for equipment to be provided for a gas processing facility in Malaysia.

Corporate Segment –

The loss from continuing operations before income taxes in the Corporate segment increased $2 million from $100 million in the third quarter of 2013 to $102 million in the third quarter of 2014.  This increase was due largely to:

•	a $13 million increase in net interest, as described further in "Consolidated Results" above, and

•	a $5 million increase in other costs, as described further in Note 3 of the Notes to Consolidated Condensed Financial Statements.

Mostly offsetting these increases was a $16 million reduction in selling and administrative costs as a result of the effects of cost control efforts.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013

Market Conditions

Information related to drilling activity and certain commodity spot prices during the first nine months of each period follows:

	Nine Months Ended September 30,		Increase
	2014	2013	Amount	%
Drilling activity (average number of working rigs during period)(1):
United States	1,845	1,763	82	4.7%
Canada	371	347	24	6.9%
Rest of world	1,344	1,288	56	4.3%
Global average rig count	3,560	3,398	162	4.8%

Commodity prices (average of daily U.S. dollar prices per unit during period)(2):
West Texas Intermediate Cushing, OK crude spot price per barrel in U.S. dollars	$99.77	$98.17	$1.60	1.6%
Henry Hub natural gas spot price per MMBtu in U.S. dollars	$4.57	$3.70	$0.87	23.5%

(1)        Based on average monthly rig count data from Baker Hughes
(2)        Source: Bloomberg

The increase in average worldwide operating rigs during the first nine months of 2014 as compared to the first nine months of 2013 was driven primarily by higher North American oil drilling activity and higher activity levels in the Middle East and Asia Pacific regions and in Africa. Despite the improvement in natural gas pricing, the challenging economics associated with horizontal shale development drilling at current prices continues to constrain the overall rig market.  The average number of rigs drilling for gas was down slightly in North America in the first nine months of 2014 as compared to the first nine months of 2013.

Crude oil prices (West Texas Intermediate, Cushing, OK) were relatively consistent throughout much of the first nine months of 2014 reaching a high of $107.62 per barrel in late July before closing the period at its lowest level since May 2013 of $91.16 per barrel. On average, crude oil prices were relatively flat during the first nine months of 2014 as compared to the first nine months of 2013.  Oil prices have continued to decline into the low-to-mid $80 range on the New York Mercantile Exchange during the first half of October 2014.  This decline, if continuing, could affect exploration and production activity levels and, therefore, demand for the Company's products and services.

In early February 2014, natural gas (Henry Hub) prices reached their highest levels since September 2011, before leveling off to close at $4.02 per MMBtu at September 30, 2014.  On average, prices during the first nine months of 2014 were up almost 24% as compared to the same period in 2013.

Consolidated Results

Consolidated net income for the first nine months of 2014 totaled $587 million, compared to $481 million for the first nine months of 2013.  These amounts included $31 million and $42 million, respectively, of net income from discontinued operations for the nine months ended September 30, 2014 and 2013.  Consolidated net income also includes $29 million and $3 million, respectively, of net income attributable to noncontrolling interests for the first nine months of 2014 and 2013.

Net income attributable to Cameron stockholders for the nine months ended September 30, 2014 totaled $558 million, compared to $478 million for the first nine months of 2013.  Earnings from continuing operations per diluted share totaled $2.53 for the first nine months of 2014, compared to $1.77 per diluted share for the same period in 2013.  Included in the results for the nine months ended September 30, 2014 were charges, net of certain gains, totaling $0.26 per diluted share, primarily associated with:

•	a goodwill impairment charge related to the PSE business and an impairment of certain intangible assets,

•	a loss on disposal of non-core assets,

•	costs associated with the early retirement of Senior Notes originally due in April 2015,

•	a gain from remeasurement of a prior interest in an equity method investment, and

•	severance, restructuring, and certain other costs.

The results for the first nine months of 2013 included after-tax charges of $0.36 per share, primarily related to formation costs for OneSubsea, including additional income tax expense incurred in connection with the formation, as well as currency devaluation, severance, restructuring and other costs.

Absent these costs in both periods, diluted earnings from continuing operations per share would have increased nearly 31% as compared to the first nine months of 2013.

Total revenues for the Company increased nearly $1.2 billion, or 18.3%, during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.  Nearly 24% of the increase was attributable to businesses acquired since the beginning of 2013 with the remaining increase reflecting higher revenues in each major product line in the DPS segment.  Revenues in the V&M segment were up modestly compared to the same period last year while PCS segment revenues, excluding discontinued operations, were down 18%.

As a percent of revenues, cost of sales (exclusive of depreciation and amortization) were 72.0% for the first nine months of 2014 as compared to 71.0% for the first nine months of 2013.  The increase was mainly the result of higher costs in relation to revenues in each segment as described further below under "Segment Results".

Selling and administrative expenses increased $50 million, or 5.4%, during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.  This increase was primarily due to higher business activity levels in the DPS segment, along with the impact of additional costs from newly acquired businesses.   Selling and administrative expenses were 12.8% of revenues for the first nine months of 2014, down from 14.4% for the same period in 2013, reflecting the impact of cost control efforts in relation to the growth in revenues.

Depreciation and amortization expense totaled $256 million for the nine months ended September 30, 2014 as compared to $211 million for the nine months ended September 30, 2013, an increase of $45 million.  The increase was due mainly to higher depreciation expense as a result of recent increased levels of capital spending, primarily in the DPS segment, and the impact of additional depreciation and acquired intangible amortization expense associated mainly with businesses acquired from Schlumberger in connection with the formation of OneSubsea, partially offset by a $7 million decrease in intangible asset amortization in Drilling Systems.

Net interest increased $24 million, from $74 million during the first nine months of 2013 to $98 million during the first nine months of 2014, mainly resulting from additional interest associated with (i) $750 million of new senior notes issued by the Company in December 2013 and (ii) $500 million of new senior notes issued in June 2014.

Other costs, net of credits, totaled $62 million for the nine months ended September 30, 2014 as compared to $80 million for the nine months ended September 30, 2013, a decrease of $18 million.  See Note 3 of the Notes to Consolidated Condensed Financial Statements for further information on the nature of these items.

The effective income tax rate for the first nine months of 2014 was 24.4% as compared to 23.7% for the first nine months of 2013.  The components of the effective tax rates for both periods were as follows (dollars in millions):

	Nine Months Ended September 30,
	2014		2013
	Tax Provision	Tax Rate	Tax Provision	Tax Rate

Forecasted tax expense by jurisdiction	$167	22.7%	$134	23.3%
Adjustments to income tax provision:
Tax effect of goodwill impairment	9	1.3	–	–
Finalization of prior year returns	4	0.5	6	1.0
Tax effects of changes in legislation	–	–	(9)	(1.6)
Changes in valuation allowances	3	0.4	5	1.0
Accrual adjustments and other	(4)	(0.5)	–	–
Tax provision	$179	24.4%	$136	23.7%

Segment Results

DPS Segment –

	Nine Months Ended September 30,		Increase (Decrease)
($ in millions)	2014	2013	$	%

Revenues	$5,583	$4,344	$1,239	28.5%
Income from continuing operations before income taxes	$713	$566	$147	26.0%
Income from continuing operations before income taxes as a percent of revenues	12.8%	13.0%	N/A	(0.2)%

Orders	$5,323	$6,451	$(1,128)	(17.5)%

Revenues

Businesses acquired since the beginning of 2013 accounted for 21% of the revenue increase for the segment.  Absent this impact, increased shipments and higher manufacturing activity associated with high beginning-of-the-year backlog levels, as well as higher aftermarket revenues resulting from an increasing base of installed equipment, led to a 37% increase in drilling equipment revenues and a 19% increase in subsea equipment revenues during the first nine months of 2014 as compared to the first nine months of 2013.

Also contributing to the improvement in segment revenues was a 10% increase in surface equipment revenues, largely as a result of higher activity levels in the unconventional resource regions of North America as well as increased deliveries to customers operating in the North Sea.

Income from continuing operations before income taxes as a percent of revenues

The decrease in the ratio of income from continuing operations before income taxes as a percent of revenues was due primarily to a 0.6 percentage-point increase in the ratio of cost of sales to revenues resulting mainly from:

•	a mix shift to a higher proportion of subsea project revenues, which inherently carry lower margins than surface equipment revenues, and

•	lower margins in the drilling equipment product line due to higher project costs, as well as higher warranty and inventory obsolescence costs during the first nine months of 2014 as compared to the first nine months of 2013.

Mostly offsetting this was a net reduction of 0.4 percentage-points in the combined ratios of depreciation and amortization expense and selling and administrative expenses to revenues, mainly as a result of the effects of cost controls on selling and administrative expenses in relation to the growth in revenues.

Orders

The decrease in total segment orders was primarily due to a 47% decrease in subsea orders, mainly as a result of certain large project awards received during the first nine months of 2013, with no similar-sized large awards received during the first nine months of 2014, including (i) an award received from Petrobras for subsea trees and associated equipment for use in Pre- and Post-Salt basins offshore Brazil, (ii) a large booking to supply subsea production systems to a project offshore Nigeria, and (iii) an award received from  Chevron for the Rosebank project in the UK North Sea.  During 2014, customers have continued to evaluate project economics and field layout designs which have had an impact on the timing of new awards.

Partially offsetting the decline in subsea orders was:

•	an 8% increase in orders for surface equipment, primarily related to continued strength in activity levels in the unconventional resource regions in North America, and

•	a 3% increase in orders for drilling equipment reflecting several large rig project awards received early in 2014 and increased demand for aftermarket parts and services.

V&M Segment –

	Nine Months Ended September 30,		Decrease
($ in millions)	2014	2013	$	%

Revenues	$1,580	$1,558	$22	1.4%
Income from continuing operations before income taxes	$304	$320	$(16)	(5.0)%
Income from continuing operations before income taxes as a percent of revenues	19.2%	20.5%	N/A	(1.3)%

Orders	$1,582	$1,560	$22	1.4%

Revenues

Overall, segment revenues for the nine months ended September 30, 2014 were relatively flat when compared to the same period last year.   Sales of distributed valves and measurement products increased 10% and 15%, respectively, mainly as a result of continued strength in the North American market.  Largely offsetting these increases were sales declines of 5% and 9% for engineered valves and process valves, respectively, due largely to project slippage, recent order weakness and delayed timing of valve deliveries due to various customer changes.

Income before income taxes as a percent of revenues

The decrease in the ratio of income from continuing operations before income taxes as a percent of revenues was primarily attributable to:

•	a 0.7 percentage-point increase in the ratio of cost of sales to revenues due mainly to pricing pressures and the impact of higher costs, primarily in engineered and process valves,

•	a 0.4 percentage-point increase in the ratio of depreciation and amortization expense to revenues due to higher depreciation from recent capital spending, mainly in the engineered valve product line and the impact of businesses acquired during the last twelve months, and

•	a 0.2 percentage-point increase in the ratio of selling and administrative costs to revenues, due mainly to higher employee-related costs in relation to revenues.

Orders

Overall, total segment orders were relatively flat when compared to the same period last year.  Distributed valve orders increased 19% as a result of higher North American activity levels.  This was largely offset by declines of approximately 11% and 15% in both engineered and process valve orders, respectively, due mainly to project slippage and lower new pipeline project activity levels in North America.

PCS Segment –

	Nine Months Ended September 30,		Decrease
($ in millions)	2014(1)	2013(1)	$	%

Revenues	$414	$505	$(91)	(18.0)%
Income from continuing operations before income taxes	$9	$18	$(9)	(50.0)%
Income from continuing operations before income taxes as a percent of revenues	2.2%	3.6%	N/A	(1.4)%

Orders	$465	$533	$(68)	(12.8)%

(1)       Excluding discontinued operations

Revenues

The revenue decrease in the PCS segment was due primarily to the timing of manufacturing activity on large international custom engineered processing equipment projects and weaker demand from North American customers for wellhead and midstream processing applications.

Income from continuing operations before income taxes as a percent of revenues

The decrease in the ratio of income from continuing operations before income taxes as a percent of revenues was due primarily to:

•	a 1.7 percentage-point increase in the ratio of cost of sales to revenues resulting mainly from lower margins in the wellhead and midstream processing product line due mainly to low volumes and underabsorption of costs, and

•	a 1.2 percentage-point increase in the ratio of depreciation and amortization expense to revenues as a result of higher depreciation and amortization expense during the first nine months of 2014 in relation to lower revenues as compared to the same period last year.

This was partially offset by a decrease of 1.6 percentage-points in the ratio of selling and administrative expenses to revenues as a result of cost reduction programs and cost control efforts, including the shutting down of certain facilities during the last twelve months.

Orders

The decrease in segment orders was due mainly to a large award received in the first nine months of 2013 for a CO2 separation system for a floating production storage and offloading (FPSO) vessel to be located offshore Brazil, with no similar-size custom engineered project award received during the first nine months of 2014.

Corporate Segment –

The loss from continuing operations before income taxes in the Corporate segment decreased $38 million from $329 million in the first nine months of 2013 to $291 million in the first nine months of 2014.  This decrease was due largely to:

•	a combined $48 million decline in depreciation and amortization expense and in selling and administrative expenses, mainly reflecting the effects of cost control efforts which have lowered employee-related costs, including travel, information technology and other facility costs, and

•	an $18 million decrease in other costs, as described further in Note 3 of the Notes to Consolidated Condensed Financial Statements.

Partially offsetting these reductions was a $24 million increase in net interest, as described further in "Consolidated Results" above.

Liquidity and Capital Resources

Consolidated Condensed Statements of Cash Flows

During the first nine months of 2014, net cash provided by operations totaled $255 million, an increase of $49 million from the $206 million of cash provided by operations during the first nine months of 2013.  The 2014 amount was negatively impacted by approximately $95 million of tax payments made during the third quarter associated with the pre-tax gain recognized on the sale of the Reciprocating Compression business.

Cash totaling $532 million was used for working capital during the first nine months of 2014 compared to $464 million during the first nine months of 2013, an increase of $68 million.  During the first nine months of 2014, approximately $283 million of cash was used to build inventory levels, primarily in the DPS segment, in order to meet the demands from the high backlog and activity levels in that business segment. The timing of payments to third parties and annual employee incentive payouts, as well as lower advances received from customers, during the first nine months of 2014 also contributed to a use of cash totaling $291 million for the period.

Cash provided by investing activities was $218 million for the first nine months of 2014.  In June 2014, the Company received $547 million of cash, net of transaction costs, from the sale of the Reciprocating Compression business to General Electric.  Additionally, capital spending during the first nine months of 2014 totaled $259 million.  Capital needs in the Surface Systems and OneSubsea divisions of the DPS segment, along with continued development of the Company's enhanced business information systems, accounted for almost three-quarters of the 2014 capital spending.

Net cash used for financing activities totaled approximately $1.2 billion for the first nine months of 2014.  Approximately $1.6 billion of cash was used to acquire nearly 25 million shares of treasury stock during the first nine months of 2014.  In 2014, the Board of Directors authorized the Company to initiate a commercial paper program with authority to issue up to $500 million in short-term debt.  Under this program, the Company issued commercial paper totaling $350 million in principal amount for use in funding the treasury stock purchases referred to above and for other corporate needs.  The average term of the outstanding commercial paper as of September 30, 2014 was approximately 26 days.  The Company currently anticipates being able to continue to issue new commercial paper to fund or extend outstanding commercial paper as it comes due for payment.  During June 2014, the Company repaid $250 million of floating rate notes upon maturity and issued a total of $500 million of new senior notes split equally between 3- and 10-year maturities.  Additionally, the Company in July 2014, spent $253 million, which included a make-whole premium plus accrued interest, to redeem early $250 million principal amount of 1.6% Senior Notes.

Also, in July 2014, OneSubsea paid a dividend of €75 million with Cameron's non-U.S. partnership receiving €45 million and Schlumberger receiving €30 million (approximately $40 million).

Future liquidity requirements

At September 30, 2014, the Company had nearly $1.2 billion of cash, cash equivalents and short-term investments.  Approximately $479 million of the Company's cash, cash equivalents and short-term investments at September 30, 2014 were in the OneSubsea venture.  Dividends of available cash from OneSubsea to the venture partners, 40% of which would go to Schlumberger, require approval of the OneSubsea Board of Directors prior to payment.  Of the remaining cash, cash equivalents and short-term investments not held by OneSubsea, $184 million was located in the United States.

Total debt at September 30, 2014 was nearly $3.2 billion, most of which was in the United States.  Excluding capital leases, approximately $890 million of the debt obligations have maturities within the next three-year period.  The remainder of the Company's long-term debt is due in varying amounts between 2018 and 2043.

Excluding discontinued operations, the Company's backlog decreased approximately 4% from December 31, 2013, mainly due to the cancellation of a large drilling project award in the first quarter of 2014 totaling nearly $243 million, as well as weakness in current year-to-date order rates.  Orders during the first nine months of 2014 were down nearly 14% from the same period in 2013 due mainly to certain large subsea project awards received in the first nine months of 2013 that did not repeat during the first nine months of 2014.  The timing of such large project awards are inconsistent period-over-period.  The Company views its backlog of unfilled orders, current order rates, current rig count levels and current and future expected oil and gas prices to be, in varying degrees, leading indicators of and factors in determining its estimates of future revenues, cash flows and profitability levels.  Information regarding actual 2014 and 2013 average rig count and commodity price levels and forward-looking twelve-month market-traded futures prices for crude oil and natural gas are shown in more detail under the captions "Market Conditions" above.  A more detailed discussion of third quarter and year-to-date orders and September 30 backlog levels by segment may be found under "Segment Results" for each period above.  The Company also expects full year capital spending on new equipment and facilities to be approximately $425 million for 2014, down from $520 million during 2013.

The Company believes, based on its current financial condition, existing backlog levels, which are still at historically high levels, and current expectations for future market conditions, that it will be able to meet its short- and longer-term liquidity needs with existing cash, cash equivalents and short-term investments on hand, expected cash flow from future operating activities and amounts available for borrowing under its $835 million five-year multi-currency Revolving Credit Facility, which matures on June 6, 2016, and its new three-year $750 million Revolving Credit Facility, described further in Note 8 of the Notes to Consolidated Condensed Financial Statements.  Up to $200 million of this new facility may be used for letters of credit. The Company also has a bi-lateral $40 million facility with a third-party bank, expiring on February 2, 2015.  At September 30, 2014, no amounts had been borrowed under the $835 million facility.  The Company had issued letters of credit totaling $72 million under the new $750 million Revolving Credit Facility and $25 million under the $40 million bi-lateral facility, leaving $678 million and $15 million, respectively, available for future use.  The Company also believes, based on its existing current credit standing, that it will be able to continue to refinance existing debt upon maturity, if desired.

The Company has an authorized stock repurchase program whereby the Company may purchase shares directly or indirectly by way of open market transactions or structured programs, including the use of derivatives, for the Company's own account or through commercial banks or financial institutions.  The program, initiated in October 2011, has had a series of authorizations by the Board of Directors totaling $3.8 billion since inception.  At September 30, 2014, the Company had remaining authority for future stock purchases totaling approximately $665 million.

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

Demand for most of the Company's products and services, and therefore its revenue, depends to a large extent upon the level of capital expenditures related to oil and gas exploration, development, production, processing and transmission. Declines, as well as anticipated declines, in oil and gas prices could negatively affect the level of these activities, or could result in the cancellation, modification or rescheduling of existing orders. As examples, oil prices began declining during the third quarter of 2014 and have continued to decline into the low-to-mid $80 range on the New York Mercantile Exchange during the first half of October 2014.  This decline, if continuing, could affect exploration and production activity levels and, therefore, demand for the Company's products and services.  Additionally, natural gas spot prices in the United States declined during the first half of 2012 to less than $2 per MMBtu, the lowest level in the last decade.  Although natural gas prices have subsequently increased, current rig count levels associated with dry gas extraction activities have not fully recovered to previous levels.  This price decline negatively impacted 2012 order levels by certain of the Company's customers which affected the Company's 2012 and 2013 revenues and profitability.  See also the discussion in "Market Conditions" above.

The inability of the Company to deliver its backlog or future orders on time could affect the Company's future sales and profitability and its relationships with its customers.

At September 30, 2014, the Company's backlog was approximately $10.6 billion, excluding discontinued operations.  The ability to meet customer delivery schedules for this backlog, as well as future orders, is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for large subsea projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources.  Many of the contracts the Company enters into with its customers require long manufacturing lead times and contain penalty clauses relating to on-time delivery. A failure by the Company to deliver in accordance with customer expectations could subject the Company to financial penalties or loss of financial incentives and may result in damage to existing customer relationships. Additionally, the Company bases its earnings guidance to the financial markets on expectations regarding future order rates and the timing of delivery of product currently in backlog.  Failure to deliver equipment in accordance with expectations could negatively impact the market price performance of the Company's common stock and other publicly-traded financial instruments.

Expansion of the Company's offerings in the drilling market creates additional risks not previously present.

The Company's acquisitions of LeTourneau Technologies Drilling Systems, Inc. and the TTS Energy Division of TTS Group ASA (TTS) expanded the Company's portfolio of products and services available to customers involved in oil and gas drilling activities.  These acquisitions brought large drilling rig construction projects not previously offered and a record backlog at that time.  As a result of both, the complexity of execution within this business has increased from that of the past.  Also, the Company had previously struggled to increase production capacity to deliver this backlog.

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

Cameron, through OneSubsea, is a significant participant in the subsea systems projects market.  This market is different from most of the Company's other markets since subsea systems projects are larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects typically (i) involve long lead times, (ii) are larger in financial scope, (iii) require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and, in some cases, may require the development of new technology. The Company's OneSubsea business has a backlog of approximately $3.2 billion for subsea systems projects at September 30, 2014.  To the extent the Company experiences unplanned difficulties in meeting the technical and/or delivery requirements of the projects, the Company's earnings or liquidity could be negatively impacted.  The Company accounts for its subsea projects, as it does its separation and drilling projects, using accounting rules for construction-type and production type contracts.  Factors that may affect future project costs and margins include the ability to properly execute the engineering and design phases consistent with our customers' expectations, production efficiencies obtained, and the availability and costs of labor, materials and subcomponents.  These factors can impact the accuracy of the Company's estimates and materially impact the Company's future period earnings.  If the Company experiences cost overruns, the expected margin could decline.  Were this to occur, in accordance with the accounting guidance, the Company would record a cumulative adjustment to reduce the margin previously recorded on the related project in the period a change in estimate is determined.   Subsea systems projects accounted for approximately 5.7% of total revenues in the first nine months of 2014.

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

The Company has a project underway to upgrade its SAP business information systems worldwide.  The first stage of this multi-year effort was completed at the beginning of the third quarter of 2011 with the deployment of the upgraded system for certain businesses within the Company's PCS segment.  Since then, other businesses and business functions have been migrated in stages.  Effective October 1, 2014, nearly all businesses within the V&M segment, the Surface Systems division, the Company's worldwide engineering and human resource functions, as well as other corporate office activities are now operating in the upgraded system.  The Drilling Systems division is scheduled to be migrated in 2015 and OneSubsea in 2016.  The Drilling Systems division and OneSubsea are major contributors to the Company's consolidated revenues and income before income taxes.

As this system continues to be deployed throughout the Company, delays or difficulties may be encountered in effectively and efficiently processing transactions and conducting business operations until such time as personnel are familiar with all appropriate aspects and capabilities of the upgraded systems.

The Company's operations and information systems are subject to cybersecurity risks.

Cameron continues to increase its dependence on digital technologies to conduct its operations. Many of the Company's files are digitized and more employees are working in almost paperless environments.  Additionally, the hardware, network and software environments to operate SAP, the Company's main enterprise-wide operating system, have been outsourced to third parties.  Other key software products used by the Company to conduct its operations either reside on servers in remote locations or are operated by the software vendors or other third parties for the Company's use as "Cloud-based" or "Web-based" applications.  The Company has also outsourced certain information technology development, maintenance and support functions.  As a result, the Company is exposed to potentially severe cyber incidents at both its internal locations and outside vendor locations that could result in a theft of intellectual property and/or disruption of its operations for an extended period of time resulting in the loss of critical data and in higher costs to correct and remedy the effects of such incidents, although no such material incidents have occurred to date to the Company's knowledge.

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

The Company's operations expose it to trade and import and export regulations in multiple jurisdictions.  In addition to using "Centers of Excellence" for manufacturing products to be delivered around the world, the Company imports raw materials, semi-finished goods and finished products into many countries for use in country or for manufacturing and/or finishing for re-export and import into another country for use or further integration into equipment or systems.  Most movement of raw materials, semi-finished or finished products by the Company involves exports and imports.  As a result, compliance with multiple trade sanctions and embargoes and import and export laws and regulations poses a constant challenge and risk to the Company.  The Company has received a number of inquiries from U.S. governmental agencies, including the U.S. Securities and Exchange Commission and the Office of Foreign Assets Control, regarding compliance with U.S. trade sanction and export control laws, the most recent of which was received in December 2012 and replied to by the Company in January 2013.  The Company has undergone and will likely continue to undergo governmental audits to determine compliance with export and customs laws and regulations.

The United States and the European Union (EU) also recently imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities.  These sanctions may severely limit the amount of future business the Company does with customers involved in activities in Russia.  As of September 30, 2014, approximately 1% of the Company's backlog from continuing operations related to future deliveries to customers doing business in Russia.  For the nine months ended September 30, 2014, customer sales by the Company's continuing operations into Russia totaled less than 1% of the Company's sales during that period.  In addition, the sanctions of the U.S. and the EU are inconsistent and neither is, as yet, well defined, both of which factors increase the risk of an unintended violation.

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

•
exchange controls or other similar measures which result in restrictions on repatriation of capital and/or income, such as those involving the currencies of, and the Company's operations in, Angola and Nigeria; and

•	reductions in the number or capacity of qualified personnel.

In recent months, civil unrest and military action have increased in Iraq which may impact the ability of that country to continue to produce and export oil at current levels.  Such unrest may also jeopardize the Company's in-country investments and on-going business activities supporting Iraq's oil and gas production infrastructure.  At September 30, 2014, less than 1% of the Company's backlog related to future deliveries to customers doing business in Iraq.  Additionally, less than 1% of the Company's property, plant and equipment were located in Iraq.  The Company is also evaluating its options under the force majeure clauses of each of the major contracts with its customers doing business in Iraq in the event the current situation in that country continues to deteriorate.

Cameron also has manufacturing and service operations that are essential parts of its business in other developing countries and volatile areas in Africa, Latin America and other countries that were part of the Former Soviet Union, the Middle East, and Central and South East Asia. Recent increases in activity levels in certain of these regions have increased the Company's risk of identifying and hiring sufficient numbers of qualified personnel to meet increased customer demand in selected locations.  The Company also purchases a large portion of its raw materials and components from a relatively small number of foreign suppliers in China, India and other developing countries. The ability of these suppliers to meet the Company's demand could be adversely affected by the factors described above.

In addition, customers in countries such as Angola and Nigeria increasingly are requiring the Company to accept payments in the local currencies of these countries.  These currencies do not currently trade actively in the world's foreign exchange markets.  The Company also has various manufacturing and aftermarket operations in Venezuela that contributed $54 million in revenues during the first nine months of 2014.  The economy in Venezuela is highly inflationary.   As a result, the Company's operations in Venezuela are accounted for as U.S. dollar functional currency entities and the Company considers its earnings in Venezuela to be permanently reinvested.  Since the 2013 devaluation of the Venezuelan bolivar, the Company has used the official rate of 6.3 bolivars to the U.S. dollar to remeasure non-functional currency transactions in its financial statements.  During 2014, the Venezuelan government began using other auction rates (SICAD rates) for activities involving the exchange of bolivars and dollars.  At September 30, 2014, the published SICAD I rate was 12.0 bolivars to the U.S. dollar and the published SICAD II rate was approximately 49.99 bolivars to the U.S. dollar.  The Company does not currently expect a material loss or a material decline in operating cash flows to occur should these expanded auction rates result in a change in the payment practices of its primary customer or in a further devaluation of the Venezuelan currency.  These factors however, along with recent civil unrest, create political and economic uncertainty with regard to their impact on the Company's continued operations in this country.

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

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Company's Sarbanes-Oxley Disclosure Committee and the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no material changes in the Company's internal control over financial reporting during the quarter ended September 30, 2014.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been and continues to be named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits. At September 30, 2014, the Company's Consolidated Condensed Balance Sheet included a liability of approximately $17 million for such cases. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Item 1A. Risk Factors

The information set forth under the caption "Factors That May Affect Financial Condition and Future Results" on pages 33 – 38 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has an authorized stock repurchase program whereby the Company may purchase shares directly or indirectly by way of open market transactions or structured programs, including the use of derivatives, for the Company's own account or through commercial banks or financial institutions.  The program, initiated in October 2011, has had a series of authorizations by the Board of Directors totaling $3.8 billion since inception.  At September 30, 2014, the Company had remaining authority for future stock purchases totaling approximately $665 million.

Shares of common stock purchased and placed in treasury during the nine months ended September 30, 2014 under the Board's authorization program described above were as follows:

Period	Total number of shares purchased during the period	Average price paid per share	Cumulative number of shares purchased as part of repurchase program	Maximum number of shares that may yet be purchased under repurchase program(1)
7/1/14 – 7/31/14	349,754	$68.64	47,440,948	6,093,280
8/1/14 – 8/31/14	2,110,618	$72.44	49,551,566	11,290,042
9/1/14 – 9/30/14	2,454,672	$70.97	52,006,238	10,017,866
Total	4,915,044	$71.43	52,006,238	10,017,866

(1)	Based upon month-end stock price. At September 30, 2014, the closing stock price was $66.38 per share.

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

Exhibit 101.DEF–

XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB –

XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE –

XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 23, 2014	CAMERON INTERNATIONAL CORPORATION
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