Form 10-K
period 2014-12-31
CAMERON INTERNATIONAL CORP
filed 2015-02-20
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant as of June 30, 2014, our most recently completed second fiscal quarter, was approximately $10,963,201,206.  For purposes of the determination of the above statement amount only, all the directors and executive officers of the registrant are presumed to be affiliates. The number of shares of Common Stock, par value $.01 per share, outstanding as of February 10, 2015 was 193,721,697.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2015 Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2015 are incorporated by reference into Part III.

PART I

GLOSSARY OF TERMS

Actuator. A hydraulic or electric motor used to open or close valves.

Blowout Preventer or BOP. A hydraulically operated system of safety valves installed at the wellhead during drilling and completion operations for the purpose of preventing an increase of high-pressure formation fluids — oil, gas or water — in the wellbore from turning into a “blowout” of the well.

BOP stack.  A set of two or more BOPs used to ensure pressure control of a well.  A typical stack configuration has the ram BOPs on the bottom and the annular BOPs at the top.  Ram BOPs consist of two halves of a cover known as ram blocks that are forced together by hydraulic cylinders to seal the wellbore, in some cases by shearing through the drillpipe.  Annular BOPs contain a sealing element which resembles a large rubber doughnut that is mechanically squeezed inward to seal on either the drillpipe, casing or the open hole.

Casing.  Large-diameter pipe lowered into an open hole and cemented in place.

Choke. A type of valve used to control the rate and pressure of the flow of production from a well or through flowlines.

Christmas tree. An assembly of valves, pipes and fittings used to control the flow of oil and gas from a well.

Controls. A device which allows the remote triggering of an actuator to open or close a valve.

Drawworks.  The machine on the rig consisting of a large-diameter steel spool, brakes, a power source and assorted auxiliary devices. The primary function of the drawworks is to reel out and reel in the drilling line, a large diameter wire rope, in a controlled fashion.

Drilling stack. A vertical arrangement of blowout prevention equipment installed at the top of the casing at a wellhead to provide maximum pressure integrity in the event of a well control incident for drilling and completion operations.

Elastomer. A rubberized pressure control sealing element used in drilling and wellhead applications.

Manifold.  An arrangement of piping or valves designed to control, distribute and often monitor fluid flow.

Reservoir.  A subsurface body of rock having sufficient porosity and permeability to store and transmit fluids.

Riser. Pipe used to connect the wellbore of offshore wells to drilling or production equipment on the surface, and through which drilling fluids or hydrocarbons travel.

Semisubmersible.  A particular type of floating vessel that is supported primarily on large pontoon-like structures submerged below the sea surface.

Subsea tree. An assembly of valves, actuators and ancillary equipment connected to the top of the casing of a well located on the sea floor to direct and control the flow of oil and gas from the well.

Topdrive.  A device that turns the drillstring.

Valve. A device used to control the rate of flow in a line, to open or shut off a line completely, or to serve as an automatic or semi-automatic safety device.

Wellhead. The equipment installed at the surface of a wellbore to maintain control of a well and including equipment such as the casing head, tubing head and Christmas tree.

ITEM 1.	BUSINESS

Cameron International Corporation (Cameron or the Company) provides flow equipment products, systems and services to worldwide oil and gas industries through four business segments – Subsea, Surface, Drilling and Valves & Measurement (V&M).  For additional business segment information for each of the three years in the period ended December 31, 2014, see Note 16 of the Notes to Consolidated Financial Statements, which Notes are included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Cameron was incorporated in its current form as a Delaware corporation on November 10, 1994, when Cooper Industries transferred all of the assets and liabilities of its Petroleum and Industrial Equipment segment into this new entity.  Following this, the Company operated as a wholly-owned subsidiary of Cooper Industries from 1994 until June 30, 1995, when it was spun-off as a separate stand-alone company and renamed Cooper Cameron Corporation.  The Company subsequently changed its name to Cameron International Corporation in May 2006.  Since becoming a stand-alone company, Cameron has made numerous acquisitions, including the 1996 acquisition of Ingram Cactus Company, the 1998 acquisition of Orbit Valve International, Inc., 2004’s acquisition of Petreco International, Inc., the purchase of substantially all of the businesses within the Flow Control segment of Dresser, Inc. in 2005, the acquisition of NATCO Group Inc. (NATCO) in 2009, the purchase of LeTourneau Technologies Drilling Systems, Inc. in 2011 and the acquisition of the TTS Energy Division from TTS Group, ASA in 2012.  In 2013, Cameron and Schlumberger Limited joined together to form OneSubsea™, a venture established to manufacture and develop products, systems and services for the subsea oil and gas market.  Cameron is a 60% owner and manager of OneSubsea.  Cameron has also sold various operations during the time it has been a stand-alone company, including its Reciprocating Compression business in June 2014 and its Centrifugal Compression business, which closed effective January 1, 2015.  Today, Cameron is a Fortune 500 company with annual revenues of more than $10 billion and a workforce of over 28,000 employees.  Cameron also has legal entities in more than 50 countries worldwide.

The common stock of Cameron trades on the New York Stock Exchange under the symbol “CAM”.  The Company’s Internet address is www.c-a-m.com. General information about Cameron, including its Corporate Governance Principles, charters for the committees of the Company’s board of directors, Code of Conduct, and Codes of Ethics for Management Personnel, including Senior Financial Officers, and Directors, can be found in the Governance and Compliance sections of the Company’s website. The Company makes available on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the Exchange Act) as soon as reasonably practicable after the Company electronically files or furnishes them to the United States Securities and Exchange Commission (the SEC).  Information filed by the Company with the SEC is also available at www.sec.gov or may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information regarding operations of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Any reference to Cameron, its segments or other businesses within this Form 10-K as being a leader, leading provider, leading manufacturer, or having a leading position is based on the amount of equipment installed worldwide and available industry data.

Markets and Products

Subsea Segment

The Subsea segment delivers integrated solutions, products, systems and services to the subsea oil and gas market, including integrated subsea production systems involving wellheads, subsea trees, manifolds and flowline connectors, subsea processing systems for the enhanced recovery of hydrocarbons, control systems, connectors and services designed to maximize reservoir recovery and extend the life of each field.  The Subsea segment includes the operations of OneSubsea™, a business jointly owned by Cameron (60%) and Schlumberger (40%).  Products and services are marketed products under the Cameron®, Mars™, McEvoy® and Willis® brand names through a worldwide network of sales and marketing employees, supported by agents in some international locations.  The Company’s  custom  process systems products are marketed under the Cameron®, Consept™, Cynara®, Hydromation®, KCC™, Metrol®, Mozley™, NATCO®, Petreco®, Porta-test®, Unicel™, Vortoil® and Wemco® brand names.  Due to the technical nature of many of the products offered and the complexity of the subsea field layouts and designs, the marketing effort is further supported by a staff of engineering employees.

On January 6, 2015, the Company announced the execution of definitive agreements between OneSubsea, Helix Energy Solutions Group, Inc. and Schlumberger for a non-incorporated alliance formed to develop technologies and to deliver equipment and services designed to provide customers with more cost effective and more efficient subsea well intervention solutions, particularly for deep and ultra-deepwater basins and high well pressure environments.

Surface Segment

Cameron’s Surface segment designs and manufactures complete wellhead and Christmas tree systems for onshore and offshore topside applications – from conventional to high-pressure, high temperature systems, to specialized systems for dry completions and heavy oil.  The Surface segment, with its extensive global installed base of equipment, is the industry’s largest provider of surface completion and production equipment and has a large services footprint in each of its served markets.  A complete portfolio of API 6A valves, chokes, actuators and artificial lift technologies is marketed primarily to oil and gas operators under the Cameron®, Camrod™, IC™, McEvoy®, Precision™, SBS™, Tundra™, Willis® and WKM® brand names.

One of the major services provided by the Surface segment is CAMSHALE™ Production Solutions, which specializes in shale gas production.  In this process, intense pressure from fracing fluid (usually a mixture of water and sand) is used to crack surrounding shale.  Once the fractures are made, the water is removed from the well bore and the sand is left behind to hold the fractures open.  Oil and natural gas then moves out of the fractures, into the well bore, and up to the surface.

New technology developments and increased market penetration, along with robust customer spending in recent years for exploration and production, particularly within unconventional resource regions of North America, has resulted in increased demand for the Company’s equipment and services.  As a result, the Surface segment achieved growth in both orders and revenues during each of the last three years covered by this Annual Report.

Drilling Segment

The Drilling segment of Cameron is one of the leading global suppliers of integrated drilling systems for onshore and offshore applications to shipyards, drilling contractors, exploration and production companies and rental tool companies. Drilling equipment designed and manufactured includes ram and annular BOPs, control systems, drilling risers, drilling valves, choke and kill manifolds, diverter systems, topdrives, drawworks, mud pumps, pipe handling equipment, other rig products and parts and services. The products are marketed by a staff of sales and marketing employees supported by an engineering group under the Cameron®, Guiberson™, H&H CUSTOM™, H&H Melco™, LeTourneau®, Lewco®, OEM®, Sense™ and Townsend™ brand names.

The Drilling segment significantly enhanced its product offerings to its customers with the late 2011 acquisition of LeTourneau Technologies Drilling Systems, Inc. (LeTourneau) from Joy Global Inc., and the mid-2012 acquisition of TTS Energy Division from TTS Group ASA, a Norwegian company (TTS).  LeTourneau provides drilling equipment and rig designs and components for both the land and offshore rig markets.  LeTourneau’s products include elevating systems, skidding systems, cranes, topdrives, rotary tables, drawworks, mud pumps and rig control and power systems.  TTS provides high performance drilling equipment, rig packages and rig solutions for both onshore and offshore rigs internationally.

Cameron’s Drilling segment continues to be a primary supplier of BOPs and related equipment to the drilling industry.  The level of major project awards for new drilling equipment is often influenced by construction cycles for new build deepwater drillships and semi-submersibles, as well as shallow water jack-up rigs.  In recent years, the level of such awards was strong during the 2006 – 2008 and 2011 – 2012 time periods but has tapered off in 2013 and 2014 as the supply of rigs is currently exceeding demand.

Tighter regulations for the industry and an increased focus on safety have caused drilling contractors and operators, both on land and in deepwater environments, to turn to original equipment manufacturers (OEMs) for service, equipment repair and related parts, in many cases to re-certify BOP stacks back to OEM specifications or for new equipment to replace an aging fleet.  This has led to increased demand for the Company’s services and for additional drilling stacks, BOP’s and related equipment for use as spares to supplement or replace existing equipment currently in use.  The Company has continued to experience strong demand for parts and services in 2014 and 2013 despite the drop off in major new project awards.

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

Products include gate valves, ball valves, butterfly valves, Orbit® brand rising stem ball valves, double block & bleed valves, plug valves, globe valves, check valves, actuators, chokes and parts and services, as well as measurement products such as totalizers, turbine meters, flow computers, chart recorders, ultrasonic flow meters and sampling systems.

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

The product lines included in this segment are as follows:

Distributed Valves –

Distributed valves are used in the exploration, production and transportation of oil and gas, with products historically sold through a network of wholesalers and oilfield supply distributors, primarily in North America and to upstream markets in Asia-Pacific and the Middle East.  In order to expand the Company’s downstream industrial valve offerings, Douglas Chero, a forged gate, globe and check valve manufacturer located in Italy, was acquired during 2013.

Although demand for distributed valves was strong during much of 2014, order rates decreased in the fourth quarter of 2014 as compared to the third quarter of 2014 reflecting the weakening in commodity prices and activity levels during the latter half of the year.

Distributed valves are marketed under the brand names AOP™, Demco®, Douglas Chero™, Dynatorque™, Maxtorque™, Navco®, Newco®, Nutron®, OIC®, Techno™, Texstream™, Thornhill Craver®, Wheatley® and WKM®.

Engineered Valves –

Engineered valves include a full range of highly customized ball, gate and check valves serving the oil and gas production, pipeline, subsea and liquefied natural gas (LNG) markets. Products are marketed under the brand names Cameron®, Entech™, Grove®, Ledeen™, Ring-O®, TK®, Tom Wheatley® and WKM®.  Demand for engineered valves has historically been affected by the scope and timing of large development and infrastructure projects involving long lead times.

Process Valves –

Process valves are sold under the brand names of General Valve®, Orbit® and TBV™ for use in critical service applications that are often subject to extreme temperature conditions, particularly in refinery, power generation (including nuclear), chemical, petrochemical, gas processing and liquid storage terminal markets, including LNG.

Measurement Systems –

The V&M segment also designs, manufactures and distributes measurement products, systems and solutions to the global oil and gas, process and power industries. Brand names for these products include Barton®, Caldon®, Clif Mock™, Jiskoot™, Linco™ and Nuflo™.

Services –

In addition to the above, V&M provides preventative maintenance, OEM spare parts, repair, field service, asset management and remanufactured products for valves and actuators through service centers situated in strategic locations around the world.

Market Issues

The success of hydraulic fracturing activities in recent years has led to increased supplies of oil and natural gas in North America.  This, combined with various other factors such as, (i) continued strong production levels from the Organization of Petroleum Exporting Countries (OPEC) and certain other resource-rich countries, (ii) current weakness in world demand for petroleum due to slowing economic growth in certain regions, and (iii) the strong U.S. dollar, in which a significant portion of world trade in petroleum products occurs, has contributed to a decline in commodity prices which began during the latter half of 2014, and has continued into early 2015.  While market activity was generally strong for the first nine months of 2014, activity levels began to weaken toward the end of the year as a result of the decline in commodity prices.  We believe these declines in commodity prices will reduce market activity levels in 2015, which will lower the demand for our products and services.  Although the Company has a substantial backlog of work that is scheduled to be executed during 2015, weaker demand for our products and services is expected to have an adverse impact on new orders, revenues and earnings.  Based on the Company’s long history in the energy sector, we believe such declines in commodity prices and demand are cyclical in nature.  During such cyclical downturns, we take steps to adjust our commercial, manufacturing and support operations as appropriate to ensure that the Company remains competitive and financially sound.  The Company cannot predict the timing of improvement in market conditions.

Cameron continues to be one of the leaders in the global market for the supply of petroleum production equipment. Cameron believes that it is well-positioned to serve these markets, even during downturns. Plant and service center facilities around the world in major oil and gas producing regions provide broad market coverage. Information relating to revenues generated from shipments to various geographic regions of the world is set forth on page 2 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cameron International Corporation” included in Part II, Item 7 of this Annual Report on Form 10-K and incorporated herein by reference.

The market beyond North America continues to be important to Cameron, accounting for nearly 64% of Cameron’s revenues for the year ended December 31, 2014, up from 61% in 2013 and 55% in 2012.   The desire to expand oil and gas resources and transmission capacity in developed and developing countries, for both economic and political reasons, continues to be a major factor affecting market demand.  Production and service facilities in North and South America, Europe, Asia, the Middle East and West Africa provide the Company with the ability to serve the global marketplace.

As a result of tighter regulations for the industry in recent years and an increased focus on safety, the Company has experienced increased demand in its Drilling segment to service and, in many cases, re-certify existing BOP stacks back to original OEM specifications.  The Company believes this trend by operators to use OEM’s to service their equipment will continue in the near future.

Also, based upon the Company’s broad portfolio of products, Cameron has a significant presence in the offshore oil and gas drilling, production and infrastructure market.  The Company provides drilling equipment packages for drilling rigs, drilling and production risers, subsea production systems, oil and gas separation equipment, chokes, valves and other equipment to the offshore market.  Approximately 62% of the Company’s 2014 revenue was derived from the offshore market (51% in 2013).

Cameron is also a significant participant, through its OneSubsea venture with Schlumberger, in serving the subsea systems projects market.  This market is significantly different from the Company’s other markets since subsea systems projects are significantly larger in scope and complexity, in terms of both technical and logistical requirements. Subsea projects (i) typically involve long lead times, (ii) typically are larger in financial scope, (iii) typically require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and in some cases, new technology. The Company’s OneSubsea business has a backlog of approximately $2.7 billion for subsea systems projects at December 31, 2014.  To the extent the Company experiences unplanned difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted.  For additional information, see the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cameron International Corporation” included in Part II, Item 7 of this Annual Report on Form 10-K and incorporated herein by reference.

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

New Product Development

For the years ended December 31, 2014, 2013 and 2012, research and product development expenditures, including amounts incurred on projects designed to enhance or add to its existing product offerings, totaled approximately $128 million, $83 million and $63 million, respectively.  The Subsea segment accounted for 58%, 44% and 47% of each respective year’s total costs.

On January 6, 2015, the Company announced the execution of definitive agreements between OneSubsea, Helix Energy Solutions Group, Inc. and Schlumberger for a non-incorporated alliance formed to develop technologies and to deliver equipment and services designed to provide customers with more cost effective and more efficient subsea well intervention solutions, particularly for deep and ultra-deepwater basins and high well pressure environments.

Working with numerous universities around the world through the Company’s Sustainability Business Model, the Company was able to commercialize the EVERMAX™ lubricant in 2013.  Formulated as a grease, EVERMAX features nanotechnology additives which reduce friction by orders of magnitude over traditional lubricants.  The Company expects this product to provide significant improvements in operating efficiency and wear reduction in Cameron’s ball valve products as well as BOPs and gate valve applications.

Cameron has also provided funding for university research in both the United States and Brazil for the development of advanced materials that dampen vibration that could be caused by ocean currents in subsea environments.  Cameron's researchers have also worked with a variety of technical partners around the world in developing elastomer seals that perform better in low temperature, high pressure environments.

OneSubsea continues to focus on new technology development in areas such as Life of Field services, Processing, Controls, Optimization and High Pressure and High Temperature applications and in the integration of subsea and subsurface technologies to increase recovery and lower intervention costs.  As example, in 2014 OneSubsea delivered a subsea multiphase meter with an innovative conductivity probe that allows for the determination of water in gas or oil down to the parts-per-million (PPM) level or to detect changes in water salinity.  Additionally, three innovative subsea sampling solutions were delivered to clients in various parts of the world.  Similarly, testing was completed on a 3.8Mw high-pressure subsea multiphase boosting pump to the satisfaction of, and support from, several Oil and Gas Operators.  Finally, as discussed above, OneSubsea entered into an alliance with Schlumberger and Helix Energy Solutions that will deliver to the market efficient and cost-effective light well intervention technologies.

Additionally, Cameron continues to improve its CO2 membrane technology.  The Cynara PN-1 membrane product was released in 2012 with enhanced separation characteristics for high volume gas applications.  This resulted from a joint development effort between Cameron and Petronas and was recently selected for a large gas processing plant in Southeast Asia.

Another new CO2 membrane will be released in 2015 with capabilities to handle higher natural gas pressures and lower CO2 concentrations, which initially will be marketed for on-shore gas processing applications.  This technology is an alternative to amine systems in many applications, with significant lower operating cost, modular construction and smaller footprint.

The monoethylene glycol (MEG) reclamation technology is a continued focus for product improvement and enhancement.  The latest generation of Cameron’s brine displacement solution was launched in 2013 as PureMEG®.  The latest developments include divalent salt removal systems and improved salt management processes. These enhancements are targeted to provide better reliability and OPEX.

In 2014, Cameron began offering the Bilectric©HF, which combines our established Bilectric desalting product with the performance enhancements achieved by our Dual Frequency® power units.  This hybrid of two established technologies will provide producers and refiners with options to upgrade existing installations for improved throughput, performance or chemical optimization.

The CDX Compact Deaeration technology will be launched in 2015.  This packed bed reactor solution will provide substantial space and weight savings as compared to traditional vacuum deaeration solutions utilized offshore for seawater flooding.  This is the result of a 3 year development that is in the final stage of field demonstration testing.

Over the last three years, Cameron’s Surface segment has developed a number of products to serve the hydraulic fracturing (frac) market.  The F-T90 horizontal frac tree is ultra-compact in design to reduce frac stack height.  In 2014, Cameron expanded the F-T90 fleet to include 5” 15,000-psi trees in both Canada and the U.S.   The Monoline™ Frac Fluid Delivery System (FFDS) eliminates a significant number of frac iron connections, eliminates the need for expensive safety strapping, reduces footprint and reduces wellsite clutter for added safety benefits. Cameron’s rotating casing hanger facilitates running the casing string in highly deviate wells, reducing both rig time and the risk of stuck pipe.  The tension hanger designed by Cameron allows for the tubing string to be pulled straighter on completion to allow for artificial lift solutions that are required later for almost all shale wells.  To address the needs of maturing frac wells, Cameron’s Surface Systems Engineering group has improved the CAMLIFT™ 30-120, CAMLIFT 30-144 and the CAMLIFT 40-192 systems to extend seal life by reducing the hammering effects in the system.  This has improved operators’ uptime and significantly exceeds the uptime average for artificial lift wells.  Throughout the life of the frac wells, the new CAM20-MT Interchanger Multi-Trim choke is a cost-effective solution that allows fast actuated adjustments to keep up with changing well conditions and is designed for fast and easy replacement of internals if they get damaged by sand or proppant.

During 2011, the Company’s Drilling segment delivered the industry’s first and only 13⅝” 25,000-psi BOP stack for use in a high-pressure application in the Gulf of Mexico.  Currently, the Company has on order a second 25,000-psi BOP stack and a 25,000-psi manifold which is expected to be delivered in 2015.  Previously, in another first, the Drilling segment had introduced an 18¾” 20,000-psi BOP stack in 2009, which had the characteristics of reduced height and weight found in the EVO® BOP that was introduced in 2007 as a compact, lighter version of Cameron’s traditional subsea BOP.  Also during 2008, the Company introduced the Sea Pressure Accumulator™ (SPA), a complement to the EVO BOP, which uses seawater pressure instead of traditional nitrogen-charged accumulator bottles to power the BOP rams.  In 2012, Cameron developed a derivative system of SPA called Sea Pressure Reduction Assembly (SPRA), which reduces hydrostatic seawater effects on the EVO BOP operating system.  This, in turn, makes more efficient use of existing accumulator capacity.  Another highlight of 2012 was the development of the stab-in connection system (STiCS).  The STiCS provides an automated means of safely and quickly connecting heavy choke and kill hoses to the riser slip joint which saves hours of rig time.

The Drilling segment also introduced a number of products to the industry in 2014 including the CognitionTM Stack Instrumentation Infrastructure package and EVO® 300 Bonnet™ technology that were introduced at the Offshore Technology Conference (OTC) and the X-COM operator’s chair that was introduced at the Offshore North Seas Conference (ONS).  The Cognition package is a network of sensors, data recorders and communications on the subsea stack that provides critical information for real-time subsea stack monitoring, conditioned-based maintenance, and emergency mitigation and recovery.  The EVO 300 Bonnet is a simpler bonnet design for the EVO BOP which has an increased closing force of 54% over the previous design.  The X-COM operator’s chair improves upon the earlier chair design and incorporates added features to improve operational efficiency.

In addition, the Mark IV HA control systems and Mark IV control POD were introduced.  The Mark IV system – featuring an industry-first three-POD design option – improves operational reliability of the drilling system through redundancy and simplified POD design.  Each control POD within the system has also been improved to include 33% more available functions to accommodate eighty-cavity stacks, a 50% reduction in internal tubing to reduce leak paths, and a 26% smaller footprint than its predecessor.

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

Manufacturing

Cameron has manufacturing facilities worldwide that conduct a broad variety of processes, including machining, fabrication, assembly and testing, using a variety of forged and cast alloyed steels and stainless steel as the primary raw materials.  Cameron has, at various times, rationalized plants and products, closed various manufacturing facilities, moved product lines to achieve economies of scale, and upgraded other facilities.  The Company has also in recent years constructed new facilities, mainly in certain locations outside of North America, in order to meet expected future demand, particularly with regard to its drilling, surface and subsea product offerings.  This is an ongoing process as the Company seeks ways to improve delivery performance and reduce costs.  Cameron maintains advanced manufacturing, quality assurance and testing equipment geared to the specific products that it manufactures and uses process automation in its manufacturing operations.  Manufacturing facilities typically utilize computer-aided, numeric-controlled tools and manufacturing techniques that concentrate the equipment necessary to produce similar products in one area of the plant in a configuration commonly known as a manufacturing cell.  One operator in a manufacturing cell can monitor and operate several machines, as well as assemble and test products made by such machines, thereby improving operating efficiency and product quality.

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

Backlog

Cameron’s backlog was approximately $9.5 billion at December 31, 2014 (approximately 60% of which is expected to be shipped during 2015), as compared to $11.1 billion at December 31, 2013, and $8.1 billion at December 31, 2012.  Backlog consists of customer orders for which a purchase order or contract has been received, satisfactory credit or financing arrangements exist and delivery is scheduled.

Patents, Trademarks and Other Intellectual Property

As part of its ongoing research, development and manufacturing activities, Cameron has a policy of seeking patents when appropriate on inventions involving new products and product improvements. Cameron owns 513 unexpired United States patents and 1,200 unexpired foreign patents. During 2014, 160 new U.S. and 282 new foreign patent applications were filed.

Although, in the aggregate, these patents are of considerable importance to the manufacturing of many of its products, Cameron does not consider any single patent or group of patents to be material to its business as a whole.

Trademarks are also of considerable importance to the marketing of Cameron’s products. Cameron considers the following trade names to be important to its business as a whole: CAMERON, WILLIS, W-K-M, NATCO and LeTourneau. Other important trademarks used by Cameron are included under “Markets and Products” above.  Cameron has registered trademarks in countries where such registration is deemed important.  Cameron has the right to use the trademark Joy on parts until November 2027.

Cameron also relies on trade secret protection for its confidential and proprietary information. Cameron routinely enters into confidentiality agreements with its employees, partners and suppliers. There can be no assurance, however, that others will not independently obtain similar information or otherwise gain access to Cameron’s trade secrets.

Employees

As of December 31, 2014, Cameron had approximately 28,000 employees, of which nearly 23% were represented by labor unions.

Over 2,300 employees are covered by union contracts which are slated to expire during 2015, the majority of which are in Italy and Romania.

Executive Officers of the Registrant

Name and Age	Present Principal Position and Other Material Positions Held During Last Five Years

Jack B. Moore (61)
Chairman of the Board of Directors since May 2011.  Chief Executive Officer since April 2008.  President from January 2007 to September 2014 (during this time also held the dual title of Chief Executive Officer from April 2008 to September 2014 and Chief Operating Officer from January 2007 to March 2008).  Senior Vice President from July 2005 to December 2006.  Vice President from May 2003 to July 2005.  President, Drilling and Production Systems segment from July 2002 to December 2006.  Vice President and General Manager, Cameron Western Hemisphere from July 1999 to July 2002.  Vice President Western Hemisphere Operations, Vice President Eastern Hemisphere, Vice President Latin American Operations, Director Human Resources, Director Market Research and Director Materials of Baker Hughes Incorporated from 1976 to July 1999.

R. Scott Rowe (44)
President and Chief Operating Officer since October 2014.  Vice President from August 2012 to October 2014.  Chief Executive Officer of OneSubsea from March 2014 to September 2014.  President of the Production Systems division of OneSubsea from June 2013 to February 2014.  President of the Subsea Systems division of Cameron from August 2012 to February 2014.  President of the Engineered and Process Valves division from April 2010 to August 2012.  Vice President and General Manager of the Distributed Valves division from January 2007 to May 2008.  Vice President of Operations of the Valves and Measurement divisions from August 2005 to January 2007.  Corporate Development Manager from June 2002 to August 2003.

William C. Lemmer (70)
Senior Vice President and General Counsel since May 2008, Senior Vice President, General Counsel and Secretary from July 2007 to May 2008. Vice President, General Counsel and Secretary from July 1999 to July 2007. Vice President, General Counsel and Secretary of Oryx Energy Company from 1994 to March 1999.

Charles M. Sledge (49)
Senior Vice President and Chief Financial Officer since November 2008.  Vice President and Chief Financial Officer from April 2008 to November 2008.  Vice President and Corporate Controller from July 2001 to March 2008. Senior Vice President, Finance and Treasurer from 1999 to June 2001, and Vice President, Controller from 1996 to 1999, of Stage Stores, Inc., a chain of family apparel stores.

Gary M. Halverson (56)
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

Steven P. Geiger (61)
Vice President and Chief Administrative Officer since October 2014.  Vice President, Human Resources from January 2014 to September 2014.  Vice President of Human Resources and Operational Excellence from June 2013 to December 2013. Vice President of Operational Excellence from February 2013 to June 2013.  Senior Vice President at Senn-Delaney Leadership Consulting Group from July 2008 to February 2013.  Also served as Interim Chief Operating Officer of James Cancer Hospital, Ohio State University, from January 2010 to June 2010.

Dennis S. Baldwin (54)
Vice President, Controller and Chief Accounting Officer since March 2014.  Senior Vice President and Chief Accounting Officer of KBR, Inc. from August 2010 to March 2014.  Vice President and Chief Accounting Officer of McDermott International from October 2007 to August 2010.

ITEM1A.	RISK FACTORS

Factors That May Affect Financial Condition and Future Results

Downturns in the oil and gas industry have had, and will likely in the future have, a negative effect on the Company’s sales and profitability.

Demand for most of the Company’s products and services, and therefore its revenue, depends to a large extent upon the level of capital expenditures related to oil and gas exploration, development, production, processing and transmission. Declines, as well as anticipated declines, in oil and gas prices could negatively affect the level of these activities, or could result in the cancellation, modification or rescheduling of existing orders. For example, oil prices began declining during the third quarter of 2014, dropping nearly 50% from mid-year levels to approximately $53 per barrel as of December 31, 2014.  Prices have continued to decline into the mid-$40 range since year end.  Similarly, natural gas prices declined late in 2014 from the low-to-mid $4 range per MMBtu to just under $3 per MMBtu at December 31, 2014.  These declines have already begun to, and are expected to continue to, affect exploration and production activity levels and, therefore, demand for the Company’s products and services at least through 2015.  In addition to a decline in future orders and revenues, the Company may also incur additional costs as it seeks to adjust its commercial, manufacturing and support operations levels to meet expected future customer demand. See also the discussion in “Market Conditions” above for 2014 as compared to 2013.

Cancellation, downsizing or delays of orders in backlog are possible.

As described above, commodity prices have declined significantly since mid-2014 which has resulted in various oil and gas exploration and production companies announcing spending cuts or deferrals in their 2015 capital spending plans, as well as headcount reductions.  At current price levels, certain projects, particularly those in deepwater environments and unconventional resource regions, may become uneconomical for the risk involved.  Certain customers who are more highly leveraged may also experience concerns regarding future projected cash flows based on current price levels.  These factors described above could result in existing orders in backlog being cancelled, downsized or future shipment dates may be delayed, all of which could further negatively impact the Company’s future profitability.

At December 31, 2014, the Company’s backlog was approximately $9.5 billion, down 14% from December 31, 2013.  An example of a cancellation of an existing order is the reversal of $243 million of backlog during the first quarter of 2014 as the result of a customer cancellation of a large drilling project award issued in 2012.  Another example of a potential delay or downsizing of a previous awards is the announcement by Chevron in late 2013of the deferral of its Rosebank project, which was awarded in 2013 and currently accounts for $505 million of the Company’s ending backlog, in order to work with its partners to improve the project’s economics.  Although the original contract remains in place, OneSubsea is currently working with Chevron on a revised scope for the project based on a new field layout design.

The inability of the Company to deliver its backlog or future orders on time could affect the Company’s sales and profitability and its relationships with its customers.

The ability to meet customer delivery schedules on the Company’s existing backlog, as well as future orders, is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for large subsea projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources.  Many of the contracts the Company enters into with its customers require long manufacturing lead times and contain penalty clauses relating to on-time delivery. A failure by the Company to deliver in accordance with customer expectations could subject the Company to financial penalties or loss of financial incentives and may result in damage to existing customer relationships.

Execution of subsea and drilling rig projects exposes the Company to risks not present in its other businesses.

Cameron is involved in development projects involving drilling rigs and, through our subsea business, is a significant participant in the subsea systems projects market.  These markets are different from most of the Company’s other markets since drilling rig and subsea systems projects are larger in scope and complexity, in terms of both technical and logistical requirements. Both types of projects typically (i) involve long lead times, (ii) are larger in financial scope, (iii) require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and, in some cases, may require the development of new technology. The Company’s Drilling business had a backlog of approximately $721 million for drilling rig equipment and the subsea business had a backlog of approximately $2.7 billion for subsea systems projects at December 31, 2014.  To the extent the Company experiences unplanned difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted.  The Company accounts for its drilling and subsea projects, as it does its separation projects, using accounting rules for construction-type and production-type contracts.  Factors that may affect future project costs and margins include the ability to properly execute the engineering and design phases consistent with our customers’ expectations, production efficiencies obtained, and the availability and costs of labor, materials and subcomponents.  These factors can impact the accuracy of the Company’s estimates and materially impact the Company’s future period earnings.  If the Company experiences cost overruns, the expected margin could decline.  Were this to occur, in accordance with the accounting guidance, the Company would record a cumulative adjustment to reduce the margin previously recorded on the related project in the period a change in estimate is determined.   Drilling rig equipment and subsea systems projects accounted for approximately 9% and 14%, respectively, of total 2014 revenues.

As a designer, manufacturer, installer and servicer of oil and gas pressure control equipment, the Company may be subject to liability, personal injury, property damage and environmental contamination should such equipment fail to perform to specifications.

Cameron provides products and systems to customers involved in oil and gas exploration, development and production, as well as in certain other industrial markets.  Some of the Company’s equipment is designed to operate in high-temperature and/or high-pressure environments on land, on offshore platforms and on the seabed, and some equipment is designed for use in hydraulic fracturing operations.  Cameron also provides parts and repair services at numerous facilities located around the world, as well as at customer sites for this and other equipment.  Because of applications to which the Company’s products and services are put, particularly those involving the high temperature and/or pressure environments, a failure of such equipment, or a failure of our customer to maintain or operate the equipment properly, could cause damage to the equipment, damage to the property of customers and others, personal injury and environmental contamination, onshore or offshore, leading to claims against Cameron.

Certain of the Company’s risk mitigation strategies may not be fully effective.

The Company relies on customer indemnifications and third-party insurance as part of its risk mitigation strategy.  There is, however, an increasing reluctance of customers to provide what had been typical oilfield indemnifications for pollution, consequential losses, property damage, and personal injury and death, and a reluctance, even refusal of counterparties to honor their contractual indemnity obligations when given.  In addition,  insurance companies may refuse to honor their policies.

An example of both is the Company’s experience in the Deepwater Horizon matter.  The Company’s customer denied that it owed any indemnification under the contract with us, and when called on to participate in the Company’s settlement with BP Exploration and Production Inc., one of the seven insurers refused to provide coverage.  The Company subsequently sued its insurer and won a judgment for the full policy amount plus interest and costs, but the insurer continues to litigate the matter and has appealed the judgment.

The implementation of an upgraded business information system may disrupt the Company’s operations or its system of internal controls.

The Company has a project underway to upgrade its SAP business information systems worldwide.  The first stage of this multi-year effort was completed at the beginning of the third quarter of 2011 with the deployment of the upgraded system to the Company’s process systems and compression businesses.  Since then, other businesses and business functions have been migrated in stages.  As of December 31, 2014, nearly all businesses within the V&M segment, the Surface segment, the Company’s worldwide engineering and human resource functions, as well as other corporate office activities are now operating in the upgraded system.  The Drilling segment is scheduled to be migrated in 2015 and the OneSubsea business in 2016.  The Drilling segment and the OneSubsea business are major contributors to the Company’s consolidated revenues and income before income taxes.

As this system continues to be deployed throughout the Company, delays or difficulties may be encountered in effectively and efficiently processing transactions and conducting business operations, including project management, until such time as personnel are familiar with all appropriate aspects and capabilities of the upgraded systems.

A deterioration in future expected profitability or cash flows could result in an impairment of the Company’s goodwill.

Total goodwill was nearly $2.5 billion at December 31, 2014.  Due to the significant drop in commodity prices during the latter half of 2014 and the reorganization of the Company’s reporting structure, the Company made an additional evaluation of goodwill for impairment during the fourth quarter of 2014 based upon macro factors that existed at that point in time.  The fair value of our Process Systems reporting unit was estimated to be 10% to 15% higher than its carrying value as part of that evaluation.  The estimated fair value for Process Systems was based on forecasted timing and success in receiving new major project awards in 2015 and beyond, the pricing and profitability of those new awards and further improvements in revenue growth and profitability rates from those achieved historically.  Should our expectations prove to be incorrect due to (i) further declines in oil and gas prices and continued instability in the worldwide energy markets, (ii)  unanticipated delays occurring in project awards, including unplanned project cancellations, or, (iii) an increase in interest rates, our prior estimates of future earnings, cash flows and fair value of the Process Systems business would be negatively impacted, which could lead to an impairment of goodwill for that reporting unit, possibly even as early as our annual evaluation during the first quarter of 2015.  Goodwill associated with the Process Systems reporting unit at December 31, 2014 was approximately $571 million.

The Company’s operations and information systems are subject to cybersecurity risks.

Cameron continues to increase its dependence on digital technologies to conduct its operations. Many of the Company’s files are digitized and more employees are working in almost paperless environments.  Additionally, the hardware, network and software environments to operate SAP, the Company’s main enterprise-wide operating system, have been outsourced to third parties.  Other key software products used by the Company to conduct its operations either reside on servers in remote locations or are operated by the software vendors or other third parties for the Company’s use as “Cloud-based” or “Web-based” applications.  The Company has also outsourced certain information technology development, maintenance and support functions.  As a result, the Company is exposed to potentially severe cyber incidents at both its internal locations and outside vendor locations that could result in a theft of intellectual property and/or disruption of its operations for an extended period of time resulting in the loss of critical data and in higher costs to correct and remedy the effects of such incidents, although no such material incidents have occurred to date to the Company’s knowledge.

Fluctuations in currency markets can impact the Company’s profitability.

The Company has established multiple “Centers of Excellence” facilities for manufacturing such products as subsea trees, subsea chokes, subsea production controls and blowout preventers.  These production facilities are located in the United Kingdom, Brazil, Romania, Italy, Norway and other European and Asian countries. To the extent the Company sells these products in U.S. dollars, the Company’s profitability is eroded when the U.S. dollar weakens against the British pound, the euro, the Brazilian real and certain Asian currencies, including the Singapore dollar. Alternatively, profitability is enhanced when the U.S. dollar strengthens against these same currencies.  For further information on the use of derivatives to mitigate certain currency exposures, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk” below and Note 19 of the Notes to Consolidated Condensed Financial Statements.

The Company’s operations expose it to risks of non-compliance with numerous countries’ import and export laws and regulations, and with various nations’ trade regulations including U.S. sanctions.

The Company’s operations expose it to trade and import and export regulations in multiple jurisdictions.  In addition to using “Centers of Excellence” for manufacturing products to be delivered around the world, the Company imports raw materials, semi-finished goods and finished products into many countries for use in country or for manufacturing and/or finishing for re-export and import into another country for use or further integration into equipment or systems.  Most movement of raw materials, semi-finished or finished products by the Company involves exports and imports.  As a result, compliance with multiple trade sanctions and embargoes and import and export laws and regulations poses a constant challenge and risk to the Company.  The Company has received a number of inquiries from U.S. governmental agencies, including the U.S. Securities and Exchange Commission and the Office of Foreign Assets Control, regarding compliance with U.S. trade sanction and export control laws, the most recent of which was received in December 2012 and replied to by the Company in January 2013.  The Company has undergone and will likely continue to undergo governmental audits to determine compliance with export and customs laws and regulations.

The United States and the European Union (EU) also recently imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities.  These sanctions may severely limit the amount of future business the Company does with customers involved in activities in Russia.  As of December 31, 2014, approximately 1% of the Company’s backlog from continuing operations related to future deliveries to customers doing business in Russia.  Customer sales by the Company’s continuing operations into Russia during 2014 totaled less than 1% of the Company’s sales during the year.  In addition, the sanctions of the U.S. and the EU are inconsistent and neither is, as yet, well defined, both of which factors increase the risk of an unintended violation.

The Company’s operations expose it to political and economic risks and instability due to changes in economic conditions, civil unrest, foreign currency fluctuations, and other risks, such as local content requirements, inherent to international businesses.

The political and economic risks of doing business on a worldwide basis include the following:

•	volatility in general economic, social and political conditions;
•	the effects of civil unrest and, in some cases, military action on the Company’s business operations, customers and employees, such as that recently occurring in several countries in the Middle East, in Ukraine and in Venezuela;
•	exchange controls or other similar measures which result in restrictions on repatriation of capital and/or income, such as those involving the currencies of, and the Company’s operations in, Angola and Nigeria; and
•	reductions in the number or capacity of qualified personnel.

In recent months, civil unrest and military action have increased in Iraq which may impact the ability of that country to continue to produce and export oil at current levels.  Such unrest may also jeopardize the Company’s in-country investments and on-going business activities supporting Iraq’s oil and gas production infrastructure.  At December 31, 2014, less than 1% of the Company’s backlog related to future deliveries to customers doing business in Iraq.  Additionally, less than 1% of the Company’s property, plant and equipment were located in Iraq.  The Company is also evaluating its options under the force majeure clauses of each of the major contracts with its customers doing business in Iraq in the event the current situation in that country continues to deteriorate.

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

The Company also has certain manufacturing and services operations in Venezuela that contributed $74 million in revenues during 2014.  The economy in Venezuela is highly inflationary.   As a result, the Company’s operations in Venezuela are accounted for as having a U.S. dollar functional currency and the Company considers its earnings in Venezuela to be permanently reinvested.  The Company does not currently expect a material gain or loss or a material decline in operating cash flows to occur as a result of any change in the payment practices of its primary customer or in further devaluations of the Venezuelan currency.  These factors however, along with recent civil unrest, create political and economic uncertainty with regard to their impact on the Company’s continued operations in this country.

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

The Company’s operations expose it to risks resulting from differing and/or increasing tax rates.

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

The Company does business and has operations in a number of developing countries that have relatively underdeveloped legal and regulatory systems compared to more developed countries. Several of these countries are generally perceived as presenting a higher than normal risk of corruption, or as having a culture in which requests for improper payments are not discouraged. Maintaining and administering an effective anti-bribery compliance program under the U.S. Foreign Corrupt Practices Act (FCPA), the United Kingdom’s Bribery Act of 2010, and similar statutes of other nations, in these environments present greater challenges to the Company than is the case in other, more developed countries.

Additionally, the Company’s business involves the use of agents and other intermediaries, such as customs clearance brokers, in these countries as well as others.  As a result, the risk to the Company of compliance violations is increased because actions taken by any of them when attempting to conduct business on our behalf could be imputed to us by law enforcement authorities.

The Company is subject to environmental, health and safety laws and regulations that expose the Company to potential liability and proposed new regulations that would restrict activities to which the Company currently provides equipment and services.

The Company’s operations are subject to a variety of national and state, provincial and local laws and regulations, including laws and regulations relating to the protection of the environment. The Company is required to invest financial and managerial resources to comply with these laws and expects to continue to do so in the future. To date, the cost of complying with governmental regulation has not been material, but the fact that such laws or regulations are frequently changed makes it impossible for the Company to predict the cost or impact of such laws and regulations on the Company’s future operations. The modification of existing laws or regulations or the adoption of new laws or regulations imposing more stringent environmental restrictions could adversely affect the Company.

The Company provides equipment and services to companies employing hydraulic fracturing or “fracking” and could be adversely impacted by additional regulations of this enhanced recovery technique.

Environmental concerns have been raised regarding the potential impact on underground water supplies of hydraulic fracturing which involves the pumping of water and certain chemicals under pressure into a well to break apart shale and other rock formations in order to increase the flow of oil and gas embedded in these formations.  Recently, a number of U.S. states have proposed regulations regarding disclosure of chemicals used in fracking operations or have temporarily suspended issuance of permits for such operations.  The State of New York recently announced a statewide ban on hydraulic fracturing beginning in 2015 which would limit natural gas production from a portion of the Marcellus Shale region.  Additionally, the United States Environmental Protection Agency (EPA) issued rules, which became effective in January 2015, that are designed to limit the release of volatile organic compounds, or pollutants, from natural gas wells that are hydraulically fractured.  The EPA has published draft permitting guidance for oil and gas hydraulic fracturing activities using diesel fuels and is continuing to study whether the fracking process has any negative impact on underground water supplies.  Should these regulations, or additional regulations and bans by governments, restrict or curtail hydraulic fracturing activities, the Company’s revenues and earnings could be negatively impacted.

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

Also, in June 2014, the EPA, acting under President Obama’s Climate Action Plan, proposed its Clean Power Plan, which would set U.S. state-by-state guidelines for power plants to meet by 2030 to cut their carbon emissions by 30% nationwide from 2005 levels.  The guidelines are also intended to cut pollution, nitrogen oxides and sulfur dioxide by more than 25% during the same period.  Under the Clean Power Plan, states are to develop plans to meet state-specific goals to reduce carbon pollution and submit those plans to the EPA by June 2016, with a later deadline provided under certain circumstances.  While these proposed rules may hasten the switch from coal to cleaner burning fuels such as natural gas, the overall long-term economic impact of the plan is uncertain at this point.

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

The Company could also be impacted by new laws and regulations establishing cap-and-trade and those that might favor the increased use of non-fossil fuels, including nuclear, wind, solar and bio-fuels or that are designed to increase energy efficiency.  If the proposed or newly executed laws have the effect of dampening demand for oil and gas production, they could lower spending by customers for the Company’s products and services.

Environmental Remediation

The Company’s worldwide operations are subject to domestic and international regulations with regard to air, soil and water quality as well as other environmental matters. The Company, through its Health, Safety and Environmental (HSE) Management System and corporate third-party regulatory compliance audit program, believes it is in substantial compliance with these regulations.

The Company is heir to a number of older manufacturing plants that conducted operations in accordance with the standards of the time, but which have since changed.  The Company has undertaken clean-up efforts at these sites and now conducts its business in accordance with today’s standards.  The Company’s clean-up efforts have yielded limited releases of liability from regulators in some instances, and have allowed sites with no current operations to be sold.  The Company conducts environmental due diligence prior to all new site acquisitions.  For further information, refer to Note 20 of the Notes to Consolidated Condensed Financial Statements.

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

Cameron has implemented a corporate HSE Management System that incorporates many of the principles of ISO 14001 and OHSAS 18001.  The HSE Management System contains a set of corporate standards that are required to be implemented and verified by each business unit. Cameron has also implemented a corporate third-party regulatory compliance audit program to verify facility compliance with environmental, health and safety laws and regulations.  The compliance program employs or uses independent third-party auditors to audit facilities on a regular basis specific to country, region, and local legal requirements.  Audit reports are circulated to the senior management of the Company and to the appropriate business unit.  The compliance program requires corrective and preventative actions be taken by a facility to remedy all findings of non-compliance which are tracked on the corporate HSE data base.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the SEC staff at the time of filing of this Form 10-K.

ITEM 2.	PROPERTIES

The Company manufactures, markets and sells its products and provides services throughout the world, operating facilities in numerous countries ranging in size from approximately 100 square feet to approximately 1,200,000 square feet.  In addition to its manufacturing facilities, the Company also owns and leases land, warehouses, distribution centers, service and storage facilities, sales and administrative offices. The Company leases its corporate headquarters office space and headquarters space for the staff of its segments in Houston, Texas.

The table below shows the number of significant operating manufacturing, warehouse, distribution and service facilities and sales and administrative offices by business segment and geographic area at December 31, 2014.  The location and square footage information also includes land owned and leased.

	Americas	Asia/Pacific and Middle East	Europe/Africa/ Caspian/Russia	Total
Subsea ―
Number of locations	53	10	29	92
Square footage:
Owned	3,911,480	–	986,536	4,898,016
Leased	969,444	767,303	1,293,873	3,030,620

Surface ―
Number of locations	74	24	27	125
Square footage:
Owned	4,060,478	–	1,533,145	5,593,623
Leased	881,472	1,543,367	287,288	2,712,127

Drilling ―
Number of locations	34	5	10	49
Square footage:
Owned	1,809,235	–	446,681	2,255,916
Leased	29,983,104	535,238	227,236	30,745,578

V&M ―
Number of locations	61	20	12	93
Square footage:
Owned	1,371,292	18,729	747,488	2,137,509
Leased	1,392,037	755,896	206,562	2,354,495

Corporate ―
Number of locations	11	2	6	19
Square footage:
Owned	3,247,263	–	–	3,247,263
Leased	225,592	38,904	73,536	338,032

Total ―
Number of locations	233	61	84	378
Square footage:
Owned	14,399,748	18,729	3,713,850	18,132,327
Leased	33,451,649	3,640,708	2,088,495	39,180,852

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

Litigation

The Company has been and continues to be named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits. At December 31, 2014, the Company’s Consolidated Balance Sheet included a liability of approximately $17 million for such cases. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

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

The Company has been assessed customs duties and penalties by the government of Brazil totaling almost $50 million at December 31, 2014, including interest accrued at local country rates, following a customs audit for the years 2003-2010.  The Company filed an administrative appeal and believes a majority of this assessment will ultimately be proven to be incorrect because of numerous errors in the assessment, and because the government has not provided appropriate supporting documentation for the assessment.  As a result, the Company currently expects no material adverse impact on its results of operations or cash flows as a result of the ultimate resolution of this matter.  No amounts have been accrued for this assessment as of December 31, 2014 as no loss is currently considered probable.

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

The Company is engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality ("TCEQ") at a former manufacturing location in Houston, Texas and had been engaged in one at a former manufacturing location in Missouri City, Texas.  With respect to the Missouri City site, the Company received a Certificate of Completion from the TCEQ on February 17, 2015.  With respect to the Houston site, in 2001, the Company discovered that contaminated underground water had migrated under an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners. Concerns over the impact on property values of the underground water contamination and its public disclosure led to a number of claims by homeowners.  The Company has settled these claims, primarily as a result of the settlement of a class action lawsuit, and is obligated to reimburse approximately 190 homeowners for any diminution in value of their property due to contamination concerns at the time of the property's sale. Test results of monitoring wells on the southeastern border of the plume indicate that the plume is moving in a new direction, likely as a result of a ground water drainage system completed as part of an interstate highway improvement project.  As a result, the Company notified 39 additional homeowners, and may provide notice to additional homeowners, whose property is adjacent to the class area that their property may be affected. The Company continues to monitor the situation to determine whether additional remedial measures would be appropriate.  The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements as well as any possible new claims that may be filed with respect to this underground water contamination will not have a material adverse effect on its financial position or results of operations. The Company's Consolidated Balance Sheet included a noncurrent liability of approximately $7 million for these matters as of December 31, 2014.

Additionally, the Company has discontinued operations at a number of other sites which had been active for many years and which may have yet undiscovered contamination. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At December 31, 2014, the Company's Consolidated Balance Sheet included a noncurrent liability of nearly $3 million for these environmental matters.

The Iran Threat Reduction and Syria Human Rights Act of 2012

The Iran Threat Reduction and Syria Human Rights Act of 2012, passed by the United States Congress and signed into law in August 2012, requires companies to report certain prohibited activities or conduct that were knowingly engaged in by the company or any of its affiliates involving Iran or other parties named therein.  For the year ended December 31, 2014, the Company had no such activities or conduct to report.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Cameron International Corporation, par value $.01 per share, is traded on the New York Stock Exchange (“NYSE”) under the symbol CAM. No dividends were paid during 2014 or 2013.

The trading activity during 2014 and 2013 was as follows:

	Price Range ($)
	High	Low	Last
2014
First Quarter	$64.38	$56.51	$61.77
Second Quarter	68.54	60.63	67.71
Third Quarter	74.89	65.88	66.38
Fourth Quarter	66.88	44.43	49.95

	Price Range ($)
	High	Low	Last
2013
First Quarter	$67.42	$56.40	$65.20
Second Quarter	65.51	57.72	61.16
Third Quarter	66.12	54.83	58.37
Fourth Quarter	66.09	52.50	59.53

As of February 10, 2015, the approximate number of stockholders of record of Cameron common stock was 836.

Information concerning securities authorized for issuance under stock-based compensation plans is included in Note 10 of the Notes to Consolidated Financial Statements, which notes are included in Part II, Item 8 hereof.

The Board of Directors has given management the authority to purchase nearly $3.8 billion of the Company’s common stock.  The Company, under this authorization, may purchase shares directly or indirectly by way of open market transactions or structured programs, including the use of derivatives, for the Company’s own account or through commercial banks or financial institutions.  At December 31, 2014, the Company had remaining authority for future stock purchases totaling approximately $476 million.

Shares of common stock purchased and placed in treasury during the three months ended December 31, 2014 under the Board’s authorization program described above were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of repurchase program	Maximum number of shares that may yet be purchased under repurchase program(1)
10/1/14-10/31/14	1,611,425	$59.39	53,617,663	9,559,708
11/1/14-11/30/14	1,096,675	$54.98	54,714,338	9,925,578
12/1/14-12/31/14	673,577	$48.32	55,387,915	9,538,245
Total	3,381,677	$55.76	55,387,915	9,538,245

(1)	Based upon month-end stock price

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data for the Company for each of the five years in the period ended December 31, 2014. This information should be read in conjunction with the consolidated financial statements of the Company and notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
(dollars in millions, except per share data)	2014	2013	2012	2011	2010

Income Statement Data:
Revenues	$10,381	$9,138	$7,795	$6,348	$5,644

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	7,464	6,518	5,522	4,422	3,885
Selling and administrative expenses	1,287	1,275	1,070	912	785
Depreciation and amortization	348	298	238	191	187
Interest, net	129	100	90	84	78
Other costs	73	92	33	177	47
Total costs and expenses	9,301	8,283	6,953	5,786	4,982

Income from continuing operations before income taxes	1,080	855	842	562	662
Income tax provision	(258)	(196)	(157)	(97)	(146)
Income from continuing operations	822	659	685	465	516
Income from discontinued operations, net of income taxes	26	65	66	57	47
Net income	848	724	751	522	563

Less: Net income attributable to noncontrolling interests	37	25	–	–	–
Net income attributable to Cameron stockholders	$811	$699	$751	$522	$563

Amounts attributable to Cameron stockholders:
Income from continuing operations	$785	$634	$685	$465	$516
Income from discontinued operations	26	65	66	57	47
Net income attributable to Cameron stockholders	$811	$699	$751	$522	$563

Earnings per share attributable to Cameron stockholders:
Basic -
Continuing operations	$3.85	$2.62	$2.78	$1.90	$2.12
Discontinued operations	.13	.27	.27	.23	.19
Basic earnings per share	$3.98	$2.89	$3.05	$2.13	$2.31

Diluted -
Continuing operations	$3.83	$2.60	$2.76	$1.87	$2.08
Discontinued operations	.13	.27	.27	.23	.19
Diluted earnings per share	$3.96	$2.87	$3.03	$2.10	$2.27

Balance Sheet Data (at the end of period):
Total assets	$12,892	$14,249	$11,158	$9,362	$8,005
Cameron stockholders’ equity	$4,555	$5,852	$5,566	$4,707	$4,392
Long-term debt	$2,819	$2,563	$2,047	$1,574	$773
Other long-term obligations	$360	$510	$376	$400	$266

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the historical results of operations and financial condition of Cameron International Corporation (the Company or Cameron) should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere in this Annual Report. All per share amounts attributable to Cameron stockholders included in this discussion are based on diluted shares outstanding.

Overview

Cameron provides flow equipment products, systems and services to worldwide oil and gas industries through four business segments – Subsea, Surface, Drilling and Valves & Measurement (V&M).

The Subsea segment delivers integrated solutions, products, systems and services to the subsea oil and gas market, including integrated subsea production systems involving wellheads, subsea trees, manifolds and flowline connectors, subsea processing systems for the enhanced recovery of hydrocarbons, control systems, connectors and services designed to maximize reservoir recovery and extend the life of each field.  The Subsea segment includes the operations of OneSubsea™, a business jointly owned by Cameron (60%) and Schlumberger (40%).

The Surface segment provides onshore and offshore platform wellhead systems and processing solutions, including valves, chokes, actuators, Christmas trees and services to oil and gas operators.  Rental equipment and artificial lift technologies are also provided, as well as products and services involving shale gas production.

One of the major services provided by the Surface segment is CAMSHALE™ Production Solutions, which specializes in shale gas production.  In this process, intense pressure from fracing fluid (usually a mixture of water and sand) is used to crack surrounding shale.  Once the fractures are made, the water is removed from the well bore and the sand is left behind to hold the fractures open.  Oil and natural gas then moves out of the fractures, into the well bore, and up to the surface.

The Drilling segment provides drilling equipment and services to shipyards, drilling contractors, exploration & production operators and rental tool companies.  Products fall into two broad categories: pressure control equipment and rotary drilling equipment and are designed for either onshore or offshore applications.  Such products include drilling equipment packages, blowout preventers (BOPs), BOP control systems, connectors, riser systems, valve and choke manifold systems, topdrives, mud pumps, pipe handling equipment, rig designs and rig kits.

The V&M segment businesses serve portions of the upstream, midstream and downstream markets.   These businesses provide valves and measurement systems that are primarily used to control, direct and measure the flow of oil and gas as they are moved from wellheads through flow lines, gathering lines and transmission systems to refineries, petrochemical plants and industrial centers for processing. Products include gate valves, butterfly valves, Orbit® brand rising stem ball valves, double block and bleed valves, plug valves, globe valves, check valves, actuators, chokes and parts and services as well as measurement equipment products such as totalizers, turbine meters, flow computers, chart recorders, ultrasonic flow meters and sampling systems.

Exposure to offshore markets

The Company’s broad portfolio of products results in Cameron having a significant presence in the offshore oil and gas drilling, production and infrastructure market.  Cameron provides drilling equipment packages for drilling rigs, drilling and production risers, subsea production systems, oil and gas separation equipment, chokes, valves and other equipment to the offshore market.  Approximately 62% of the Company’s 2014 revenue was derived from the offshore market (51% in 2013).

Exposure to international markets

Revenues for the years ended December 31, 2014, 2013 and 2012 were generated from shipments to the following regions of the world (dollars in millions):

Region	2014	2013	2012

North America	$3,739	$3,557	$3,514
South America	783	772	557
Asia, including Middle East	2,334	2,134	1,681
Africa	1,541	966	890
Europe	1,816	1,415	807
Other	168	294	346
Total revenues	$10,381	$9,138	$7,795

Financial Summary

The following table sets forth the consolidated percentage relationship to revenues of certain income statement items for the periods presented:

	Year Ended December 31,
	2014	2013	2012

Revenues	100%	100%	100%

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	71.9	71.3	70.8
Selling and administrative expenses	12.4	13.9	13.7
Depreciation and amortization	3.4	3.3	3.1
Interest, net	1.2	1.1	1.2
Other costs (see Note 4)	0.7	1.0	0.4
Total costs and expenses	89.6	90.6	89.2

Income from continuing operations before income taxes	10.4	9.4	10.8
Income tax provision	(2.5)	(2.2)	(2.0)

Income from continuing operations	7.9	7.2	8.8
Income from discontinued operations, net of income taxes	0.3	0.7	0.8
Net income	8.2	7.9	9.6

Less: Net income attributable to noncontrolling interests	0.4	0.3	-
Net income attributable to Cameron stockholders	7.8%	7.6%	9.6%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Market Conditions

Information related to a measure of drilling activity and certain commodity spot and futures prices during each year and the number of available deepwater floaters at the end of each period follows:

	Year Ended December 31,		Increase (Decrease)
	2014	2013	Amount	%
Drilling activity (average number of working rigs during period)[1]:
United States	1,861	1,761	100	5.7%
Canada	380	355	25	7.0%
Rest of world	1,337	1,296	41	3.2%

Global average rig count	3,578	3,412	166	4.9%
Commodity prices (average of daily U.S. dollar prices per unit during period)[2]:
West Texas Intermediate (WTI) Cushing, OK crude spot price (per barrel)	$93.03	$98.01	$(4.98)	(5.1)%
Brent crude spot price (per barrel)	$99.01	$105.76	$(6.75)	(6.4)%
Henry Hub natural gas spot price (per MMBtu)	$4.35	$3.73	$0.62	16.6%

Twelve-month futures strip price (U.S. dollar amount at period end)[2]:
West Texas Intermediate Cushing, OK crude oil contract (per barrel)	$56.57	$95.79	$(39.22)	(40.9)%
Brent crude oil contract (per barrel)	$57.33	$110.80	$(53.47)	(48.3)%
Henry Hub natural gas contract (per MMBtu)	$3.06	$4.19	$(1.13)	(27.0)%

Contracted drillships and semi submersibles by location[3]:
U.S. Gulf of Mexico	53	46	7	15.2%
Central and South America	63	73	(10)	(13.7)%
Northwestern Europe	44	47	(3)	(6.4)%
West Africa	41	39	2	5.1%
Southeast Asia and Australia	28	27	1	3.7%
Other	49	48	1	2.1%
Total	278	280	(2)	(0.7)%

[1]	Based on average monthly rig count data from Baker Hughes
[2]	Source: Bloomberg
[3]	Source: IHS – Petrodata

Drilling activity was generally strong for the first nine months of 2014 and then began to weaken toward the end of the year as commodity prices dropped sharply in the fourth quarter and continued their rapid decline during early 2015.  We believe these declines in commodity prices will significantly reduce drilling activity levels in 2015, which will lower the demand for our products and services.  Although the Company has a substantial backlog of work that is scheduled to be executed during 2015, weaker demand for our products and services is expected to have an adverse impact on new orders, revenues and earnings.  Based on the Company’s long history in the energy sector, we believe such declines in commodity prices and demand are cyclical in nature.  During such cyclical downturns, we take steps to adjust our commercial, manufacturing and support operations as appropriate to ensure that the Company remains competitive and financially sound.  The Company cannot predict the duration or depth of this down-cycle.

The increase in drilling rig activity during 2014 as compared to 2013 was primarily due to an increase in North American rigs drilling for oil and higher activity levels in most major regions of the world, except Latin America.  Despite the improvement in natural gas pricing for much of 2014, overall average drilling activity levels reflected only a modest improvement.  The average number of rigs drilling for gas was down in North America during 2014 as compared to 2013.  Rigs drilling for gas were approximately 18% of the total North American rig count in December 2014 compared to 21% in December 2013.  While December 2014 rig count levels were near the averages for the full year, there was a 7% drop in the average global rig count level in January 2015, mainly as the result of a nearly 11% drop in the average U.S. rig count, reflecting the impact of the decline in commodity prices during the latter half of 2014.

Crude oil prices trended downward during the second half of 2014.  For example, after reaching a high of $107.62 in late July, WTI crude prices closed the year at $53.27 per barrel, a decline of over 50%.  The twelve month futures price for crude oil at December 31, 2014 was approximately 6% higher than spot prices at the end of the year.  Prices for Brent crude followed a similar trend, ending the year with a $57.33 futures strip price, or 8% lower than the closing spot price.  The year-end Brent crude spot price was down 44% from mid-year levels.

Natural gas prices were fairly consistent for much of 2014, averaging $4.35 per MMBtu at Henry Hub, which is a 17% increase as compared to 2013, although prices began to decline near the end of 2014.  The 12-month futures strip price for natural gas at December 31, 2014 was $3.06 per MMBtu at Henry Hub, which is comparable to the spot price of $2.99 at December 31, 2014.

The total number of drillships and semi-submersibles available for contract and under contract at December 31, 2014 were generally consistent with the prior year with some redeployment occurring away from Central and South America to the U.S. Gulf of Mexico and certain other regions of the world.  At December 31, 2014, the supply of available semisubmersibles and drillships currently exceeds demand with additional supply expected to come on-line during 2015.  In connection with this and in response to current market conditions, certain drilling contractors have previously announced plans to cold stack or scrap certain older rigs in their existing portfolio during 2015.

Results of Operations

Consolidated Results – 2014 Compared to 2013

Net income attributable to Cameron stockholders for 2014 totaled $811 million, compared to $699 million for 2013.  These amounts included $26 million and $65 million, respectively, of income from discontinued operations for 2014 and 2013.  Discontinued operations include the Company’s Reciprocating Compression business sold in June 2014 and the Centrifugal Compression business for which the Company entered into a definitive agreement to sell in August 2014 (see Note 2 of the Notes to Consolidated Condensed Financial Statements for further information).  The closing of the sale of Centrifugal Compression was effective January 1, 2015.  Consolidated net income also includes $37 million and $25 million, respectively, of income attributable to noncontrolling interests for 2014 and 2013.

Earnings from continuing operations per diluted share attributable to Cameron stockholders totaled $3.83 in 2014, compared to $2.60 in 2013.  Included in the 2014 and 2013 results were other costs, totaling $0.31 and $0.29 per diluted share, respectively, as described further below.

Absent these costs, diluted earnings from continuing operations per share attributable to Cameron stockholders would have been $4.14 in 2014 and $2.89 in 2013, an increase of approximately 43%.

Total revenues for the Company increased $1.2 billion, or 13.6%, during 2014 as compared 2013.  The vast majority of the increase was attributable to higher revenues in the Drilling and Surface segments reflecting the impact of higher beginning-of-the-year backlog and continued strength throughout a good portion of 2014 in North American activity levels.  Revenues in the Subsea business were also up 9%, whereas V&M segment revenues were essentially flat with 2013.

As a percent of revenues, cost of sales (exclusive of depreciation and amortization) increased from 71.3% during 2013 to 71.9% for 2014, mainly as a result of lower product margins in the Surface and V&M segments largely relating to pricing pressures and higher costs. Comments regarding margins in the Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to Revenues minus Cost of Sales (exclusive of depreciation and amortization) as shown separately on the Company’s Consolidated Results of Operations Statement for each of the three years in the period ended December 31, 2014.

Selling and administrative expenses increased $12 million, or 1%, during 2014 as compared to 2013.  Selling and administrative expenses were 12.4% of revenues for 2014, down from 13.9% for 2013, reflecting the impact of cost control efforts throughout the Company.

Depreciation and amortization expense totaled $348 million for 2014 as compared to $298 million during 2013, an increase of $50 million.  The increase was due primarily to higher depreciation expense as a result of recent increased levels of capital spending, mainly in the Subsea and Surface segments.

Net interest increased $29 million, from $100 million during 2013 to $129 million during 2014, mainly as a result of additional interest associated with (i) $750 million of new senior notes issued by the Company in December 2013, and (ii) $500 million of new senior notes issued in June 2014.

During 2014, the Company incurred $73 million of other costs, net of credits, as compared to $92 million in 2013.  These other costs (credits) consisted of:

	Year Ended December 31,
(dollars in millions)	2014	2013

Goodwill impairment	$40	$–
Litigation costs	11	3
Loss on disposal of non-core assets	10	–
Impairment of identifiable intangible assets	4	–
Cost for early retirement of debt	3	–
OneSubsea formation and other acquisition and integration costs	2	60
International pension curtailment gains, net	(8)	–
Gain from remeasurement of prior interest in equity method investment	(8)	–
Mark-to-market impact on currency derivatives not designated as accounting hedges	8	1
Currency devaluation	–	10
Severance, restructuring and other costs	11	18

Total other costs	$73	$92

The Company’s effective tax rate for 2014 was 23.9% compared to 22.9% during 2013.  The components of the effective tax rates for both years were as follows:

	Year Ended December 31,
	2014		2013
(dollars in millions)	Tax Provision	Tax Rate	Tax Provision	Tax Rate

Provision based on statutory rates in jurisdictions where income is earned	$254	23.5%	$193	22.5%
Adjustments to income tax provision:
Recognition of certain historical tax benefits as prior uncertainty regarding those benefits has been resolved	(5)	(0.5)	(16)	(1.9)
Tax effect of goodwill impairment	9	0.9	–	–
Finalization of prior year returns	17	1.6	29	3.4
Tax effects of changes in legislation	2	0.2	(10)	(1.1)
Accrual adjustments and other	(19)	(1.8)	–	–

Tax provision	$258	23.9%	$196	22.9%

Segment Results – 2014 Compared to 2013

Segment revenues and operating income before interest and income taxes represent the results of activities involving third-party customers and transactions with other segments.  Segment operating income before interest and income taxes represents the profit remaining in the segment after deducting third-party and intersegment cost of sales, selling and administrative expenses and depreciation and amortization expense from third-party and intersegment revenues.  For further information on the Company’s segments, see Note 16 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Subsea Segment

	Year Ended December 31,		Increase (Decrease)
(dollars in millions)	2014	2013	$	%

Revenues	$3,067	$2,813	$254	9.0%
Segment operating income before interest and income taxes	$207	$152	$55	36.2%
Segment operating income before interest and income taxes as a percent of revenues	6.7%	5.4%	N/A	1.3	pts.

Orders	$2,356	$4,405	$(2,049)	(46.5)%
Backlog (at period-end)	$4,263	$4,958	$(695)	(14.0)%

Revenues
Revenues increased in 2014 as compared to 2013 primarily as a result of higher international project activity levels on large subsea projects offshore Brazil and Nigeria, partially offset by certain subsea projects nearing completion in the Gulf of Mexico and the Asia-Pacific region, as well as a moderate decline in custom processing equipment revenues.

Segment operating income before interest and income taxes as a percent of revenues
Segment operating income before interest and income taxes as a percent of revenues improved in 2014 as compared to 2013, due mainly to better margin performance on large subsea projects and cost control efforts that limited increases in selling and administrative expenses.  Partially offsetting this improvement was increased depreciation and amortization expense, largely associated with higher amortization of purchased intangibles and additional capital spending in recent periods.

Orders
Orders declined significantly in 2014 as compared to 2013, a year in which there were four large project awards received covering more than 90 new subsea trees and two large project awards for custom processing equipment.  No similar-sized large subsea or custom processing equipment orders were received in 2014.

Backlog (at period-end)
A decline in new project awards during 2014, along with increased revenues, were the main drivers for the reduction in backlog levels at December 31, 2014 as compared to December 31, 2013.

Surface Segment

	Year Ended December 31,		Increase
(dollars in millions)	2014	2013	$	%

Revenues	$2,411	$2,077	$334	16.1%
Segment operating income before interest and income taxes	$427	$367	$60	16.3%
Segment operating income before interest and income taxes as a percent of revenues	17.7%	17.7%	N/A	0.0	pts.

Orders	$2,480	$2,372	$108	4.6%
Backlog (at period-end)	$1,025	$963	$62	6.4%

Revenues
Revenues increased in 2014 as compared to 2013 due mainly to higher activity levels, as well as increased market penetration, in various North American unconventional resource regions and higher deliveries to customers in the North Sea, Saudi Arabia and Oman, as well as higher sales to the Company’s Drilling segment.

Segment operating income before interest and income taxes as a percent of revenues
Segment operating income before interest and income taxes as a percent of revenues was flat in 2014 as compared to 2013 as overall cost increases mostly mirrored the increase in revenues during 2014.

Orders
Orders were up modestly in 2014 as compared to 2013 as increased activity levels, along with higher market penetration in various North American unconventional resource regions, more than compensated for a decline in 2014 demand from customers operating in Iraq, in comparison to the strong order levels received for that region in 2013.

Backlog (at period-end)
The increase in segment backlog at December 31, 2014 as compared to December 31, 2013 was entirely due to new equipment order rates exceeding deliveries during the year.

Drilling Segment

	Year Ended December 31,		Increase (Decrease)
(dollars in millions)	2014	2013	$	%

Revenues	$3,049	$2,327	$722	31.0%
Segment operating income before interest and income taxes	$474	$311	$163	52.4%
Segment operating income before interest and income taxes as a percent of revenues	15.5%	13.4%	N/A	2.1	pts.

Orders	$2,449	$2,803	$(354)	(12.6)%
Backlog (at period-end)	$3,327	$4,141	$(814)	(19.7)%

Revenues
Revenues increased in 2014 as compared to 2013 driven by execution of orders from the segment’s substantial beginning-of-the-year backlog levels and better project execution, as well as an increased demand for the Company’s services.

Segment operating income before interest and income taxes as a percent of revenues
The increase in segment operating income before interest and income taxes as a percent of revenues in 2014 as compared to 2013 was due primarily to cost control efforts which limited the amount of increase in selling and administrative expenses as compared to 2013.

Orders
Order rates declined in 2014 as compared to 2013 as a result of a slowdown in large rig construction and drilling stack project awards in 2014, partially offset by a modest improvement in orders for services.

Backlog (at period-end)
Backlog at December 31, 2014 decreased from December 31, 2013 mainly due to the slowdown in large rig construction and drilling stack project awards in 2014, as described above.

V&M Segment

	Year Ended December 31,		Increase (Decrease)
(dollars in millions)	2014	2013	$	%

Revenues	$2,125	$2,105	$20	1.0%
Segment operating income before interest and income taxes	$393	$414	$(21)	(5.1)%
Segment operating income before interest and income taxes as a percent of revenues	18.5%	19.7%	N/A	(1.2	) pts.

Orders	$2,091	$2,086	$5	0.2%
Backlog (at period-end)	$921	$1,017	$(96)	(9.4)%

Revenues
Overall, segment revenues for 2014 were relatively flat when compared to 2013 as increased sales of distributed valves and measurement products, mainly resulting from continued strength in the North American market for much of the year, were mostly offset by lower engineered and process valves sales due largely to project slippage, recent order weakness and delayed timing of valve deliveries due to various customer changes.

Segment operating income before interest and income taxes as a percent of revenues
The ratio of segment operating income before interest and income taxes as a percent of revenues declined in 2014 as compared to 2013 due primarily to lower engineered and process valve product margins, resulting mainly from pricing pressures and the impact of higher manufacturing costs, partially offset by lower selling and administrative costs.

Orders
Orders were essentially flat in 2014 as compared to 2013.  Higher North American activity levels for much of 2014 resulted in full year order increases for distributed valves and measurement products. Sequentially, however, order rates declined in both product lines in the fourth quarter of 2014 as compared to the third quarter of 2014 as a result of weakening commodity prices and activity levels during the latter half of 2014.

The full year product line increases described above were largely offset by a decline in demand for both engineered and process valves resulting mainly from project slippage and customer spending constraints associated with large international production expansion projects.

Backlog (at period-end)
Backlog levels for the V&M segment at December 31, 2014 decreased from December 31, 2013, as recent order rates for new engineered and process valves have not kept pace with recent deliveries. These decreases were partially offset by strong demand for distributed valves during much of 2014.

Corporate Expenses

Corporate expenses were $145 million for 2014, a decline of $17 million from $162 million in 2013.  The decrease was due primarily to lower spending associated with the Company’s information technology systems and lower costs associated with various legal matters.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Market Conditions

Information related to a measure of drilling activity and certain commodity spot and futures prices during each year and the number of available deepwater floaters at the end of each period follows:

	Year Ended December 31,		Increase (Decrease)
	2013	2012	Amount	%
Drilling activity (average number of working rigs during period)[1]:
United States	1,761	1,919	(158)	(8.2)%
Canada	355	365	(10)	(2.7)%
Rest of world	1,296	1,234	62	5.0%

Global average rig count	3,412	3,518	(106)	(3.0)%
Commodity prices (average of daily U.S. dollar prices per unit during period)[2]:
West Texas Intermediate Cushing, OK crude spot price (per barrel)	$98.01	$94.10	$3.91	4.2%
Brent crude spot price (per barrel)	$105.76	$109.06	$(3.30)	(3.0)%
Henry Hub natural gas spot price (per MMBtu)	$3.73	$2.75	$0.98	35.6%

Twelve-month futures strip price (U.S. dollar amount at period end)[2]:
West Texas Intermediate Cushing, OK crude oil contract (per barrel)	$95.79	$93.19	$2.60	2.8%
Brent crude oil contract (per barrel)	$110.80	$111.11	$(0.31)	(0.3)%
Henry Hub natural gas contract (per MMBtu)	$4.19	$3.60	$0.59	16.4%

Contracted drillships and semi submersibles by location: [3]
U.S. Gulf of Mexico	46	40	6	15.0%
Central and South America	73	84	(11)	(13.1)%
Northwestern Europe	47	45	2	4.4%
West Africa	39	32	7	21.9%
Southeast Asia and Australia	27	21	6	28.6%
Other	48	47	1	2.1%

Total	280	269	11	4.1%

[1]	Based on average monthly rig count data from Baker Hughes
[2]	Source: Bloomberg
[3]	Source: IHS – Petrodata

The average number of worldwide operating rigs during 2013 declined 3% from 2012 due primarily to a lower average number of gas rigs working in North America.  During 2013, rig count levels dropped to their lowest point in May before recovering 9% by December.  Average worldwide rig count levels for the month of December 2013 were up 3% from the average number of rigs operating during the month of December 2012 but were down 11% from February 2012, the highest monthly average level of operating rigs counted during the last ten year period.

The decline during 2013 in the average annual United States rig count was the result of a 31% decline in the average number of working gas rigs.  Oil rigs accounted for 78% of the average 2013 U.S. rig count compared to 71% for 2012.  The U.S. rig count level during the month of December 2013 increased from earlier months in the year and was just under the average U.S. rig count level for the month of December 2012.

A decline in the average number of operating oil rigs accounted for the drop in the average Canadian rig count from 2012 to 2013. Oil rigs accounted for nearly 66% of the average 2013 Canadian rig count compared to almost 72% for 2012.

For the rest of the world, increased drilling activity in Africa contributed to almost half of the 5% increase in average operating rigs in 2013 as compared to 2012.

WTI crude oil prices during 2013 went from a low of under $87 per barrel in April to a high of over $110 per barrel in September before declining during the remainder of the year to close at $98.42 per barrel at December 31, 2013, in line with the average daily price for the year and up 7% from the closing price at December 31, 2012.   The 12-month futures strip price for WTI crude oil was $95.79 at December 31, 2013, down 3% from 2013’s year-end closing spot price.  In comparison, Brent crude oil spot prices averaged almost $106 per barrel for 2013, compared to $109 per barrel in 2012.

Natural gas spot prices trended upward throughout much of 2013 from a low of $3.08 per MMBtu at Henry Hub in January to a high of $4.52 per MMBtu at Henry Hub during December.  The December 31, 2013 closing price was 26% higher than the closing price at December 31, 2012.  However, the 12-month futures strip price for natural gas at Henry Hub at December 31, 2013 was $4.19, down 3% from 2013’s year-end closing price, but up 12% from the average 2013 price level.

The decline during 2012 in the price of natural gas negatively affected gas drilling activity levels in North America and order rates that year for certain of the Company’s products used in natural gas drilling and production, in particular distributed valves, which serve this market.  Although natural gas prices recovered somewhat during 2013 from 2012 levels, North American gas rig count levels did not show a similar recovery during that same period.

Results of Operations

Consolidated Results – 2013 Compared to 2012

Net income attributable to Cameron stockholders for 2013 was $699 million compared to $751 million for 2012.  These amounts included $65 million and $66 million, respectively, of income from discontinued operations for 2013 and 2012.  Consolidated net income for 2013 also includes $25 million of income attributable to noncontrolling interests (none for 2012).

Earnings from continuing operations per diluted share attributable to Cameron stockholders for 2013 were $2.60 down from $2.76 per share in 2012.  The Company incurred approximately $0.29 per share of other costs in 2013, as described further below.  Such other costs in 2012 amounted to approximately $0.11 per share.  Absent these costs, the Company’s diluted earnings per share from continuing operations would have been $2.89 in 2013 compared to $2.87 in 2012, an increase of approximately 1%.

Total revenues for the Company increased by $1.3 billion, or 17.2%, from $7.8 billion in 2012 to $9.1 billion for 2013, with the improvement noted mainly in the Subsea and Drilling segments. Businesses acquired since the beginning of 2012 accounted for approximately 34% of the increase.  Absent the effect of these newly acquired businesses, revenues climbed 11% in 2013 as compared to 2012.  A further discussion of revenues by segment may be found below.

As a percent of revenues, cost of sales (exclusive of depreciation and amortization) increased from 70.8% in 2012 to 71.3% for 2013.  The increase was due largely to execution issues in the Drilling segment.

Selling and administrative expenses increased $205 million, or 19.2%, during 2013 as compared to 2012.

•	As a percent of revenues, selling and administrative expenses increased from 13.7% in 2012 to 13.9% in 2013.
•	Higher employee and facility-related costs as a result of increased headcount, business volumes and international and services expansion efforts, particularly in the Surface and Drilling segments, accounted for most of the dollar increase.

Depreciation and amortization increased $60 million, or 25.2%, during 2013 as compared to 2012 mainly due to:

•	increased capital spending in recent periods primarily for (i) expansion of the fleet of rental equipment available in the Surface segment, (ii) enhancing the manufacturing capacity in the Drilling segment, and (iii) development of the Company’s enhanced business information systems as well as,
•	the impact of newly acquired businesses, which accounted for nearly 46% of the increase in costs during 2013.

Net interest for 2013 totaled $100 million, an increase of $10 million from 2012.  The increase was due mainly to (i) the full year impact of interest during 2013 on the $500 million principal amount of debt issued in May 2012 and (ii) the $750 million principal amount of debt issued in December 2013, as well as additional interest associated with prior years’ income tax liabilities.

During 2013, the Company incurred $92 million of other costs as compared to $33 million in 2012.  These other costs consisted of:

	Year Ended December 31,
(dollars in millions)	2013	2012

OneSubsea formation and other acquisition and integration costs	$60	$16
Currency devaluation	10	–
Impairment of identifiable intangible assets	–	18
International pension settlement costs	–	7
Litigation costs	3	2
Mark-to-market impact on currency derivatives not designated as accounting hedges	1	(16)
Severance, restructuring and other costs	18	6

Total other costs	$92	$33

The Company’s effective tax rate for 2013 was 22.9% compared to 18.6% during 2012.  The components of the effective tax rates for both years were as follows:

	Year Ended December 31,
	2013		2012
(dollars in millions)	Tax Provision	Tax Rate	Tax Provision	Tax Rate

Provision based on statutory rates in jurisdictions where income is earned	$193	22.5%	$206	24.4%
Adjustments to income tax provision:
Recognition of certain historical tax benefits as prior uncertainty regarding those benefits has been resolved	(16)	(1.9)	(22)	(2.6)
Finalization of prior year returns	29	3.4	(21)	(2.5)
Tax effects of changes in legislation	(10)	(1.1)	(2)	(0.2)
Accrual adjustments and other	–	–	(4)	(0.5)

Tax provision	$196	22.9%	$157	18.6%

Segment Results – 2013 Compared to 2012

Subsea Segment

	Year Ended December 31,		Increase
(dollars in millions)	2013	2012	$	%

Revenues	$2,813	$2,061	$752	36.5%
Segment operating income before interest and income taxes	$152	$72	$80	111.1%
Segment operating income before interest and income taxes as a percent of revenues	5.4%	3.5%	N/A	1.9	pts.

Orders	$4,405	$2,427	$1,978	81.5%
Backlog (at period-end)	$4,958	$2,730	$2,228	81.6%

Revenues
Revenues increased in 2013 as compared to 2012 mainly due to (i) the impact of businesses contributed by Schlumberger upon the formation of OneSubsea, effective June 30, 2013, (ii) higher subsea project activity levels, mainly for fields offshore Brazil and Australia, and (iii) higher international project activity levels associated with processing solutions.

Segment operating income before interest and income taxes as a percent of revenues
Segment operating income before interest and income taxes as a percent of revenues increased in 2013 as compared to 2012 mainly as a result of improved margins on large subsea projects, as well as stronger volumes and better absorption of costs in the process systems product line.

Orders
Orders increased significantly in 2013 as compared to 2012 largely due to (i) an 87% increase in the number of new subsea trees awarded in 2013, mainly for projects offshore Brazil and in the UK North Sea, (ii) an award of nearly $250 million for a gas processing facility in Malaysia, and (iii) the impact of businesses contributed by Schlumberger upon the formation of OneSubsea in June 2013, which accounted for almost 19% of the increase.

Backlog (at period-end)
Similar to orders, backlog at December 31, 2013 was significantly higher than at December 31, 2012.  Nearly 25% of the increase in backlog from December 31, 2012 was due to the impact of businesses contributed by Schlumberger as part of the formation of OneSubsea in June 2013.  The remaining increase largely reflected the high level of new major project awards received in 2013, as described above.

Surface Segment

	Year Ended December 31,		Increase
(dollars in millions)	2013	2012	$	%

Revenues	$2,077	$1,859	$218	11.7%
Segment operating income before interest and income taxes	$367	$315	$52	16.5%
Segment operating income before interest and income taxes as a percent of revenues	17.7%	16.9%	N/A	0.8	pts.

Orders	$2,372	$2,075	$297	14.3%
Backlog (at period-end)	$963	$667	$296	44.4%

Revenues
Revenues increased in 2013 as compared to 2012 due primarily to (i) higher activity levels and increased deployment of rental equipment in unconventional resource regions of North America and (ii) higher shipments for projects in the U.K. North Sea, the Caspian Sea, the Middle East and in the Asia-Pacific region.  Partially offsetting this improvement was a significant decline in revenues for wellhead processing equipment and services, primarily in North America.

Segment operating income before interest and income taxes as a percent of revenues
Segment operating income before interest and income taxes as a percent of revenues increased in 2013 as compared to 2012.  Improved product margins, resulting mainly from better price realization and product mix on various international projects, was partially offset by (i) higher depreciation and amortization expense from purchased intangibles and recent capital spending for the expansion of the fleet of rental equipment available and (ii) increased selling and administrative expenses largely associated with higher employee-related costs.

Orders
Orders increased during 2013 as compared to 2012 mainly as a result of (i) high demand for new equipment in Saudi Arabia and Iraq, (ii) higher activity levels, increased market penetration and rental equipment deployments in North America, and (iii) increased demand for equipment in the U.K. North Sea and the Caspian Sea.  Partially offsetting these gains was a significant decline in demand for wellhead processing equipment and services, primarily in North America.

Backlog (at period-end)
Increased levels of demand during 2013 resulted in the increase in backlog from December 31, 2012 to December 31, 2013.

Drilling Segment

	Year Ended December 31,		Increase (Decrease)
(dollars in millions)	2013	2012	$	%

Revenues	$2,327	$1,807	$520	28.8%
Segment operating income before interest and income taxes	$311	$329	$(18)	(5.5)%
Segment operating income before interest and income taxes as a percent of revenues	13.4%	18.2%	N/A	(4.8	) pts.

Orders	$2,803	$3,578	$(775)	(21.7)%
Backlog (at period-end)	$4,141	$3,671	$470	12.8%

Revenues
Revenues increased in 2013 as compared to 2012 driven by (i) the execution of orders from the segment’s substantial beginning-of-the-year backlog levels, (ii) the impact of businesses acquired since the beginning of 2012 and (iii) recovery in execution delays from prior periods.

Segment operating income before interest and income taxes as a percent of revenues
Segment operating income before interest and income taxes as a percent of revenues decline in 2013 as compared to 2012 mainly due to a decrease in margins largely related to project execution issues and the impact of businesses acquired since the beginning of 2012, which carried higher costs than certain other preexisting businesses in this segment.

Orders
Orders declined in 2013 as compared to 2012, a year which included a large project award for a complete drilling equipment package for a new ultra-deepwater drillship and various large awards for drilling stacks for new drillship construction and as spares for existing rigs.  This same level of awards received in 2012 did not repeat in 2013.  Partially offsetting this decline was the impact of orders added from new businesses acquired since the beginning of 2012 and an increase in activity levels associated with the Company’s services.

Backlog (at period-end)
Backlog increased at December 31, 2013 as compared to December 31, 2012, mainly as a result of orders for new equipment and services exceeding revenues during the year.

V&M Segment

	Year Ended December 31,		Increase (Decrease)
(dollars in millions)	2013	2012	$	%

Revenues	$2,105	$2,168	$(63)	(2.9)%
Segment operating income before interest and income taxes	$414	$396	$18	4.5%
Segment operating income before interest and income taxes as a percent of revenues	19.7%	18.3%	N/A	1.4	pts.

Orders	$2,086	$2,104	$(18)	(0.9)%
Backlog (at period-end)	$1,017	$1,051	$(34)	(3.2)%

Revenues

Revenues decreased in 2013 as compared to 2012 as a result of lower deliveries of engineered valves for major international pipeline projects, along with the impact of lower order rates during the year due to market weakness.

Segment operating income before interest and income taxes as a percent of revenues

Segment operating income before interest and income taxes as a percent of revenues increased in 2013 as compared to 2012 due primarily to improved product margins in all product lines, mainly resulting from better pricing, which was partially offset by higher employee-related expenses, higher consulting expenditures and increased costs resulting from expansion of V&M’s international sales efforts.

Orders

Orders in 2013 declined modestly from 2012 as a result of decreased demand for engineered and process valves due to pipeline project delays and lower major infrastructure project awards.  This was mostly offset by higher demand for distributed valves resulting from higher North American activity levels and changes in stocking requirements by distributors.

Backlog (at period-end)

Backlog levels at December 31, 2013 decreased from December 31, 2012 in all product lines, except for measurement products, as order rates, mainly for new engineered and process valves, did not keep up with deliveries during 2013.

Corporate Expenses

Corporate expenses totaled $162 million in 2013 as compared to $126 million in 2012, an increase of $36 million.  The increase mainly reflects (i) increased spending in connection with the implementation of the Company’s new enterprise-wide information technology system, (ii) higher costs for various legal matters, and (ii)  higher employee-related costs due to increased headcount and incentive compensation.

Liquidity and Capital Resources

Consolidated statements of cash flows

Net cash provided by operating activities for 2014 totaled $1.2 billion, an increase of $355 million, from the $838 million of cash provided by operating activities during 2013.  The 2014 amount was partially offset by approximately $100 million of tax payments made during the year associated with the pre-tax gain recognized on the sale of the Reciprocating Compression business.

Cash used to increase working capital in 2014 was $5 million compared to $281 million used for working capital needs in 2013.

Cash provided by investing activities was $96 million in 2014 compared to $482 million of cash provided by investing activities in 2013.  During 2014, the Company received net proceeds of $547 million from the sale of the Reciprocating Compression business.  In 2013, $523 million of net proceeds, including cash acquired, was received from the formation of the OneSubsea venture with Schlumberger.  Capital expenditures in 2014 totaled $385 million, down from $520 million in 2013.  Over 50% of the Company’s 2014 capital expenditures were in the Subsea and Surface segments, primarily to enhance the Company’s manufacturing, rental fleet and service capabilities.  During 2013, the Company also had a net $477 million drawdown from the Company’s portfolio of short-term investments into cash and cash equivalents as compared to a net use of cash of $72 million during 2014 to build up this portfolio.

Cash used for financing activities was nearly $1.6 billion in 2014 as compared to $667 million in 2013.   During 2014, the Company acquired nearly 28 million shares of treasury stock at cash cost of $1.7 billion, an increase of $216 million from $1.5 billion spent in 2013 to acquire nearly 27 million shares.  Also, during 2014, the Board of Directors authorized the Company to initiate a commercial paper program with authority to issue up to $500 million in short-term debt.  Under this program, the Company issued commercial paper totaling $201 million in principal amount for general corporate needs.  The average term of the outstanding commercial paper as of December 31, 2014 was approximately 36 days.  The Company currently anticipates being able to continue to issue new commercial paper to fund or extend outstanding commercial paper as it comes due for payment.  In June 2014, the Company repaid $250 million of floating rate notes upon maturity and issued a total of $500 million of new senior notes split equally between 3- and 10-year maturities.  Additionally, the Company, in July 2014, spent $253 million, which included a make-whole premium plus accrued interest, to redeem early $250 million principal amount of 1.6% Senior Notes.  During 2013, the Company issued $750 million principal amount of senior unsecured notes as described more fully in Note 11 of the Notes to Consolidated Financial Statements and borrowed an additional $46 million, mainly through its international subsidiaries.  The Company also received $62 million of contributions from its noncontrolling interest partners during 2013.

Future liquidity requirements

At December 31, 2014, the Company had nearly $1.6 billion of cash, cash equivalents and short-term investments.  Approximately $702 million of the Company’s cash, cash equivalents and short-term investments at December 31, 2014 were in the OneSubsea venture.  Dividends of available cash from OneSubsea to the venture partners, 40% of which would go to Schlumberger, require approval of the OneSubsea Board of Directors prior to payment.  Of the remaining cash, cash equivalents and short-term investments not held by OneSubsea, $217 million was located in the United States.

Total debt at December 31, 2014 was nearly $3.1 billion, most of which was in the United States.  Excluding capital leases, approximately $768 million of the debt obligations, excluding interest, have maturities within the next three-year period.  The remainder of the Company’s long-term debt is due in varying amounts between 2018 and 2043.

Excluding discontinued operations, the Company’s backlog decreased approximately 14% from December 31, 2013, reflecting a weakening in recent order rates and as a result of the cancellation of a large drilling project award in the first quarter of 2014 totaling nearly $243 million.  Orders during 2014 were down nearly 20% from the same period in 2013 due mainly to certain large subsea project awards received in 2013 that did not repeat at those levels during 2014.  The timing of such large project awards are variable period-over-period.  The Company views its backlog of unfilled orders, current order rates, current rig count levels and current and future expected oil and gas prices to be, in varying degrees, leading indicators of and factors in determining its estimates of future revenues, cash flows and profitability levels.  Information regarding actual 2014 and 2013 average rig count and commodity price levels and forward-looking twelve-month market-traded futures prices for crude oil and natural gas are shown in more detail under the captions “Market Conditions” above.  A more detailed discussion of orders and December 31 backlog levels by segment may be found under “Segment Results” for each period above.

The Company expects the recent drop in commodity prices and the weakening in activity levels to have a negative impact on its orders and revenues in 2015.  However, based on its current financial condition and existing backlog levels, the Company believes that it will be able to meet its short- and longer-term liquidity needs with existing cash, cash equivalents and short-term investments on hand, expected cash flow from future operating activities and amounts available for borrowing under its $835 million five-year multi-currency Revolving Credit Facility, which matures on June 6, 2016, and its three-year $750 million Revolving Credit Facility, described further in Note 11 of the Notes to Consolidated Condensed Financial Statements.  Up to $200 million of this new facility may be used for letters of credit.  At December 31, 2014, no amounts had been borrowed under the $835 million facility.  The Company had issued letters of credit totaling $69 million under the new $750 million Revolving Credit Facility, leaving $681 million available for future use.  The Company also believes, based on its existing current credit standing, that it will be able to continue to refinance existing debt upon maturity, if desired.

The Company has an authorized stock repurchase program whereby the Company may purchase shares directly or indirectly by way of open market transactions or structured programs, including the use of derivatives, for the Company’s own account or through commercial banks or financial institutions.  The program, initiated in October 2011, has had a series of authorizations by the Board of Directors totaling approximately $3.8 billion since inception.  At December 31, 2014, the Company had remaining authority for future stock purchases totaling approximately $476 million.

Critical Accounting Policies

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements. These policies and the other sections of the Company’s Management’s Discussion and Analysis of Results of Operations and Financial Condition have been reviewed with the Company’s Audit Committee of the Board of Directors.

Revenue Recognition — The Company generally recognizes revenue, net of sales taxes, related to products, services or rental arrangements once the following four criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery of the equipment has occurred or the customer has taken title and risk of loss or services have been rendered, (iii) the price of the equipment or service is fixed and determinable and (iv) collectibility is reasonably assured. For engineering, procurement and construction-type contracts, revenue is generally reported on the percentage-of-completion method of accounting. Progress is primarily measured by the completion of milestones; however, progress for specific types of subsea and drilling systems contracts, which differ from our other contracts, is measured by the ratio of actual costs incurred to date on the project in relation to total estimated project costs.  Both methods require the Company to make estimates regarding the total costs of the project, which impacts the amount of gross margin the Company recognizes in each reporting period. Under the percentage-of-completion method, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in accounting for contracts. All known or anticipated losses on contracts are provided for in the period they become evident. Revenues and gross profit on contracts can be significantly affected by change orders that may be approved subsequent to completion of related work. If it is not probable that costs will be recovered through a change in contract price, the costs attributable to change orders are treated as contract costs without incremental revenue. If it is probable that costs will be recovered through a change order, the costs are treated as contract costs and contract revenue is recognized to the extent of the lesser of the amounts management expects to recover or the costs expected to be incurred.

Factors that may affect future project costs and margins include the ability to properly execute the engineering and design phases consistent with our customers’ expectations, production efficiencies obtained, and the availability and costs of labor, materials and subcomponents.  These factors can significantly impact the accuracy of the Company’s estimates and can materially impact the Company’s future period earnings.  Approximately 31%, 31% and 26% of the Company's revenues for the years ended December 31, 2014, 2013 and 2012, respectively, were recognized under the percentage-of-completion method.

Goodwill and Intangible Assets — Cameron allocates the purchase price of acquired businesses to their identifiable tangible assets and liabilities, such as accounts receivable, inventory, property, plant and equipment, accounts payable and accrued liabilities, based on their estimated fair values.  The Company also typically allocates a portion of the purchase price to identifiable intangible assets, such as noncompete agreements, trademarks, trade names, patents, technology, customer relationships and backlog using various widely accepted valuation techniques such as discounted future cash flows and the relief-from-royalty and excess earnings methods.  Each of these methods involves level 3 unobservable market inputs.  Any remaining excess of cost over allocated fair values is recorded as goodwill.  On larger acquisitions, Cameron will typically engage third-party valuation experts to assist in determining the fair values for both the identifiable tangible and intangible assets.  Certain estimates and judgments are required in the application of the fair value techniques, including estimates of future cash flows, selling prices, replacement costs, royalty rates for use of assets, economic lives and the selection of a discount rate.

The Company reviews the carrying value of goodwill in accordance with accounting rules on impairment of goodwill, which require that the Company estimate the fair value of each of its reporting units annually, or when impairment indicators exist, and compare such amounts to their respective carrying values to determine if an impairment of goodwill is required.  The estimated fair value of each reporting unit for the 2014, 2013 and 2012 evaluations was determined using discounted future expected cash flows (level 3 unobservable inputs) consistent with the accounting guidance for fair-value measurements. Certain estimates and judgments are required in the application of the fair value models, including, but not limited to, estimates of future cash flows and the selection of a discount rate.  At December 31, 2014, the Company’s reporting units for goodwill impairment evaluation purposes were the OneSubsea, Process Systems, Surface, Drilling, Valves and Measurement businesses. Prior to the fourth quarter of 2014, there were five reporting units within the V&M segment (now combined into two reporting units based on changes in management’s reporting structure during the fourth quarter of 2014).  Those reporting units included $311 million of goodwill.  The Company performed a goodwill impairment test before and after the change in V&M’s reporting units and concluded there was no impairment.

Generally, the Company conducts its goodwill impairment review during the first quarter of each annual period.  Due to the significant drop in commodity prices during the latter half of 2014 and the reorganization of the Company’s reporting structure, as described above, the Company made an additional evaluation of goodwill for impairment during the fourth quarter of 2014 based upon macro factors that existed at that point in time.  The fair value of our Process Systems reporting unit was estimated to be 10% to 15% higher than its carrying value as part of that evaluation.  The estimated fair value for Process Systems was based on forecasted timing and success in receiving new major project awards in 2015 and beyond, the pricing and profitability of those new awards and further improvements in revenue growth and profitability rates from those achieved historically.  Should our expectations prove to be incorrect due to (i) further declines in oil and gas prices and continued instability in the worldwide energy markets, (ii)  unanticipated delays occurring in project awards, including unplanned project cancellations, or, (iii) an increase in interest rates, our prior estimates of future earnings, cash flows and fair value of the Process Systems business would be negatively impacted, which could lead to an impairment of goodwill for that reporting unit, possibly even as early as our annual evaluation during the first quarter of 2015.  Goodwill associated with the Process Systems reporting unit at December 31, 2014 was approximately $571 million.

Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  In such an event, the Company will determine the fair value of the asset using an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist.  If an impairment has occurred, the Company will recognize a loss for the difference between the carrying value and the estimated fair value of the intangible asset. Additional information relating to the Company’s goodwill and intangible assets may be found in Note 7 of the Notes to Consolidated Financial Statements.  Information relating to previous impairments of intangible assets may be found in Note 4 of the Notes to Consolidated Financial Statements.

Contingencies — The Company accrues for costs relating to litigation when such liabilities become probable and reasonably estimable. Such estimates may be based on advice from third parties, amounts specified by contract, amounts designated by legal statute or management’s judgment, as appropriate. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the Company’s previous assumptions with respect to the likelihood or amount of loss. Amounts paid upon the ultimate resolution of contingent liabilities may be materially different from previous estimates and could require adjustments to the estimated reserves to be recognized in the period such new information becomes known.  See Note 20 of the Notes to Consolidated Financial Statements.

Uncertain Tax Positions — The Company accounts for uncertainties in its income tax positions in accordance with income tax accounting rules.  Rulings from tax authorities on the validity and amounts allowed for uncertain tax positions taken in current and previous income tax filings could impact the Company’s estimate of the value of its uncertain tax positions in those filings.  Changes in the Company’s estimates are recognized as an increase or decrease in income tax expense in the period determined.  See Note 13 of the Notes to Consolidated Financial Statements for further information.

Pension and Postretirement Benefits Accounting — The Company recognizes the funded status of its defined benefit pension and other postretirement benefit plans in its Consolidated Balance Sheets. The measurement date for all of the Company’s plans was December 31, 2014.  As described more fully in Note 9 of the Notes to Consolidated Financial Statements, the assumptions used in calculating the pension amounts recognized in the Company’s consolidated financial statements include discount rates, interest costs, expected return on plan assets, retirement and mortality rates, inflation rates, salary growth and other factors. The Company based the discount rate assumptions of its defined benefit pension plans on the average yields at December 31, 2014 of hypothetical high-quality bond portfolios (rated AA- or better) with maturities that approximately matched the estimated cash flow needs of the plans.  The Company’s inflation assumptions were based on an evaluation of external market indicators. The expected rates of return on plan assets were based on historical experience and estimated future investment returns taking into consideration anticipated asset allocations, investment strategy and the views of various investment professionals.  During 2014, plan assets increased in value by approximately $23 million.  The difference between this actual return and an estimated growth in the value of those assets of $27 million will be deferred in accumulated other elements of comprehensive income and amortized as an increase to expense over the remaining service life of the plan participants. Retirement and mortality rates were based primarily on actuarial tables that were expected to best approximate actual plan experience. In accordance with the accounting requirements for retirement plans, actual results that differ from pension and postretirement benefit plan assumptions are recorded in accumulated other elements of comprehensive income as a net actuarial gain or loss and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. At December 31, 2014, the Company had a net after-tax accumulated actuarial loss, totaling $104 million, that will be amortized as an increase in future pension expense.  While the Company believes the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and future expense.

The following table illustrates the sensitivity to a change in certain assumptions used in (i) the calculation of pension expense for the year ending December 31, 2015 and (ii) the calculation of the projected benefit obligation (PBO) at December 31, 2014 for the Company’s most significant pension plan, the United Kingdom pension plan:

(dollars in millions)	Increase (decrease) in 2015 pre-tax pension expense	Increase (decrease) in PBO at December 31, 2014

Change in Assumption:
25 basis point decrease in discount rate	$(1)	$15
25 basis point increase in discount rate	$(4)	$(14)
25 basis point decrease in expected return on assets	$(1)	$–
25 basis point increase in expected return on assets	$(3)	$–

Forward-looking Statement Disclaimer

In addition to the historical data contained herein, this Annual Report, including the information set forth in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report, may include forward-looking statements regarding future market strength, customer spending and order levels, revenues and earnings of the Company, as well as expectations regarding equipment deliveries, margins, profitability, the ability to control and reduce raw material, overhead and operating costs, cash generated from operations, capital expenditures and the use of existing cash balances and future anticipated cash flows made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those described in any forward-looking statements. Any such statements are based on current expectations of the Company’s performance and are subject to a variety of factors, some of which are not under the control of the Company, but which can affect the Company’s results of operations, liquidity or financial condition. Such factors may include overall demand for, and pricing of, the Company’s products; the size and timing of orders; the Company’s ability to successfully execute large subsea and drilling projects it has been awarded; the possibility of cancellations of orders in backlog; the Company’s ability to convert backlog into revenues on a timely and profitable basis; warranty and product liability claims; the impact of acquisitions the Company has made or may make; the potential impairment of goodwill related to such acquisitions; changes in the price of (and demand for) oil and gas in both domestic and international markets; raw material costs and availability; political and social issues affecting the countries in which the Company does business; fluctuations in currency markets worldwide; and variations in global economic activity. In particular, current and projected oil and gas prices historically have generally directly affected customers’ spending levels and their related purchases of the Company’s products and services. As a result, changes in oil and gas price expectations may impact the demand for the Company’s products and services and the Company’s financial results. See additional factors discussed in “Factors That May Affect Financial Condition and Future Results” contained herein.

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

Estimates in Financial Statements

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, estimates of total contract profit or loss on certain long-term production contracts, estimated losses on accounts receivable, estimated realizable value on excess and obsolete inventory, contingencies (including tax contingencies, estimated liabilities for litigation exposures and liquidated damages), estimated warranty costs, estimates related to pension accounting, estimates used to determine fair values in purchase accounting, estimates related to the fair value of reporting units for purposes of assessing goodwill for impairment and estimates related to deferred tax assets and liabilities, including valuation allowances on deferred tax assets. Actual results could differ materially from these estimates. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Contractual Obligations and Other Commercial Commitments

The following summarizes the Company’s significant cash contractual obligations and other commercial commitments for the next five years as of December 31, 2014.

(dollars in millions)		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Debt, including interest payments (a)	$4,728	$373	$763	$655	$2,937
Capital lease obligations (b)	120	17	27	14	62
Operating leases	742	102	168	122	350
Purchase obligations (c)	1,778	1,743	33	2	−
Minimum required contributions to funded defined benefit pension plans (d)	12	12	−	−	−
Benefit payments expected for unfunded pension and postretirement benefit plans (U.S. only)	11	2	3	2	4
Liabilities for uncertain tax benefits (e)	96	96	−	−	−

Total contractual cash obligations	$7,487	$2,345	$994	$795	$3,353

(a)	For purposes of this table, the outstanding commercial paper of $201 million at December 31, 2014 is assumed to be retired upon maturity in 2015. However, the Company could choose to refinance this amount, or any amount up to $500 million, to avoid repayment during the next five years or beyond under certain conditions. See Note 11 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.
(b)	Payments shown include interest.
(c)	Represents outstanding purchase orders entered into in the ordinary course of business.
(d)	The Company does not estimate its future minimum required contributions beyond one year.
(e)	The balance shown represents the current portion of the Company’s liability for uncertain tax benefits at December 31, 2014. The remaining noncurrent balance totaling $1 million has been excluded from the table as the Company cannot reasonably estimate the timing of the associated future cash outflows.

(dollars in millions)	Amount of Commitment Expiration by Period
Other Unrecorded Commercial Commitments and Off-Balance Sheet Arrangements	Total Commitment	Less Than 1 Year	1 - 3 Years	4 – 5 Years	After 5 Years

Committed lines of credit available as of year-end	$1,740	$136	$1,604	$–	$	−
Standby letters of credit and bank guarantees	1,108	457	392	240		19
Financial letters of credit	45	13	–	32		–
Insurance bonds	28	28	–	–		–
Other financial guarantees	7	1	–	–		6

Total commercial commitments	$2,928	$635	$1,996	$272		$25

The Company secures certain contractual obligations under various agreements with its customers or other parties through the issuance of letters of credit or bank guarantees. The Company has various agreements with financial institutions to issue such instruments. At December 31, 2014, the Company had $1.1 billion of letters of credit and bank guarantees outstanding in connection with the delivery, installation and performance of the Company’s products. Additional letters of credit and guarantees are outstanding at December 31, 2014 in connection with certain financial obligations of the Company. Should these facilities become unavailable to the Company, the Company’s operations and liquidity could be negatively impacted. Circumstances which could result in the withdrawal of such facilities include, but are not limited to, deteriorating financial performance of the Company (which could be caused by operating issues within the Company or weakness in the overall energy markets), deteriorating financial condition of the financial institutions providing such facilities, overall constriction in the credit markets, catastrophic accidents in the energy industry which could cause a contraction in the level of credit extended to the industry, or rating downgrades of the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is currently exposed to market risk from changes in foreign currency rates and changes in interest rates. A discussion of the Company’s market risk exposure in financial instruments follows.

Foreign Currency Exchange Rates

A large portion of the Company’s operations consist of manufacturing and sales activities in foreign jurisdictions, principally in Europe, Canada, West Africa, the Middle East, Latin America, China and other countries in the Pacific Rim. As a result, the Company’s financial performance may be affected by changes in foreign currency exchange rates in these markets. Overall, for those locations where the Company is a net receiver of local non-U.S. dollar currencies, Cameron generally benefits from a weaker U.S. dollar with respect to those currencies. Alternatively, for those locations where the Company is a net payer of local non-U.S. dollar currencies, a weaker U.S. dollar with respect to those currencies will generally have an adverse impact on the Company’s financial results. The impact on the Company’s financial results of gains or losses arising from foreign currency denominated transactions, if material, have been described under “Results of Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the periods shown.

In order to mitigate the effect of exchange rate changes, the Company will often structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into foreign currency forward contracts to hedge specific large anticipated receipts or disbursements in currencies for which the Company does not traditionally have fully offsetting local currency expenditures or receipts. The Company was party to a number of long-term foreign currency forward contracts at December 31, 2014. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling, valve or other equipment contracts involving the Company’s United States operations and various wholly-owned international subsidiaries. Many of these contracts have been designated as and are accounted for as cash flow hedges, with changes in the fair value of those contracts recorded in accumulated other comprehensive income (loss) in the period such change occurs.  Certain other contracts, many of which are centrally managed, are intended to offset other foreign currency exposures but have not been designated as hedges for accounting purposes and, therefore, any change in the fair value of those contracts are reflected in earnings in the period such change occurs.  The Company expects to expand its use of such contracts in the future.

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

The Company has performed a sensitivity analysis to determine how market interest rate changes might affect the fair value of its debt. This analysis is inherently limited because it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from the assumptions. The effects of market movements may also directly or indirectly affect the Company’s assumptions and its rights and obligations not covered by the sensitivity analysis. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or the earnings effect from the assumed market rate movements.

An instantaneous one-percentage-point decrease in interest rates across all maturities and applicable yield curves would have increased the fair value of the Company’s fixed-rate debt positions by approximately $238 million at December 31, 2014 ($57 million at December 31, 2013), whereas a one-percentage-point increase in interest rates would have decreased the fair value of the Company’s fixed-rate debt by $206 million at December 31, 2014 ($100 million at December 31, 2013).  This analysis does not reflect the effect that increasing or decreasing interest rates would have on other items, such as new borrowings, nor the impact they would have on interest expense and cash payments for interest.

Derivatives Activity

Total gross volume bought (sold) by notional currency and maturity date on open derivative contracts at December 31, 2014 was as follows:

	Notional Amount - Buy				Notional Amount - Sell
(in millions)	2015	2016	2017	Total	2015	2016	Total

Foreign exchange forward contracts -
Notional currency in:
Euro	200	14	–	214	(10)	(1)	(11)
Malaysian ringgit	377	51	–	428	(29)	–	(29)
Norwegian krone	895	117	4	1,016	(96)	(44)	(140)
Pound Sterling	110	5	–	115	(22)	(1)	(23)
U.S. dollar	60	–	–	60	(635)	(47)	(682)

Foreign exchange option contracts -
Notional currency in:
U.S. dollar	87	–	–	87	–	–	–

As described further in Note 19 of the Notes to Consolidated Financial Statements, the net fair value of the Company’s outstanding derivatives was a $99 million liability to the Company at December 31, 2014 ($19 million benefit at December 31, 2013).

Fair Value of Financial Instruments

The Company had approximately $1.5 billion of cash equivalents and $113 million of short-term investments at December 31, 2014.  Cash equivalents represent highly liquid investments which are readily convertible to cash and have maturities of three months or less at the time of purchase.  Short-term investments have original maturities of more than three months but less than one year.  Certain of these investments are valued based upon quoted or estimated market prices which represent levels 1 and 2 market inputs.

The fair value of the Company’s foreign exchange forward contracts were based on quoted exchange rates for the respective currencies applicable to similar instruments (level 2 observable market inputs).

The Company’s international pension plans have assets available to fund future pension obligations totaling $455 million at December 31, 2014 ($432 million at December 31, 2013).  The majority of these assets are invested in debt and equity securities or mutual funds, which were valued based on quoted market prices for an individual asset (level 1 market inputs), or mutual fund unit values, which were based on the fair values of the individual securities that the fund had invested in (level 2 observable market inputs).  A certain portion of the assets were invested in insurance contracts, real estate and other investments, which were valued based on level 3 unobservable inputs (see Note 9 of the Notes to Consolidated Financial Statements for further information).

The values of these assets are subject to change, based generally on changes in market conditions involving foreign exchange rates, interest rates and debt and equity security investment pricing.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company maintains a system of internal controls that is designed to provide reasonable but not absolute assurance as to the reliable preparation of the consolidated financial statements. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of errors or fraud, if any, within Cameron have been detected.

The control environment of Cameron is the foundation for its system of internal controls over financial reporting and is embodied in the Company’s Standards of Conduct. It sets the tone of the Company’s organization and includes factors such as integrity and ethical values. The Company’s internal controls over financial reporting are supported by formal policies and procedures that are reviewed, modified and improved as changes occur in the Company’s business or as otherwise required by applicable rule-making bodies.

The Audit Committee of the Board of Directors, which is composed solely of outside directors, meets periodically with members of management, the internal audit department and the independent registered public accountants to review and discuss internal controls over financial reporting and accounting and financial reporting matters. The independent registered public accountants and the internal audit department report to the Audit Committee and accordingly have full and free access to the Audit Committee at any time.

Assessment of Internal Control Over Financial Reporting

Cameron’s management is responsible for establishing and maintaining adequate internal control (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) over financial reporting.

Management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). This evaluation included a review of the documentation surrounding the Company’s financial controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting – including the possibility of the circumvention or overriding of controls – based on management’s evaluation, management has concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2014, based on the framework established in “Internal Control – Integrated Framework” (1992 framework).  However, because of changes in conditions, it is important to note that internal control system effectiveness may vary over time.

Ernst & Young LLP, an independent registered public accounting firm that has audited the Company’s financial statements as of and for the three-year period ended December 31, 2014, has issued a report on their audit of management’s internal control over financial reporting, which is included herein.

/s/ Jack B. Moore
Jack B. Moore Chief Executive Officer
Date: February 20, 2015

/s/ Charles M. Sledge
Charles M. Sledge Senior Vice President and Chief Financial Officer
Date: February 20, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Cameron International Corporation

We have audited the internal control over financial reporting of Cameron International Corporation (the Company) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cameron International Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related statements of consolidated results of operations, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2014 and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 20, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Cameron International Corporation

We have audited the accompanying consolidated balance sheets of Cameron International Corporation (the Company) as of December 31, 2014 and 2013, and the related statements of consolidated results of operations, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cameron International Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 20, 2015

Consolidated Results of Operations

	Year Ended December 31,
(dollars in millions, except per share data)	2014	2013	2012

Revenues	$10,381	$9,138	$7,795

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	7,464	6,518	5,522
Selling and administrative expenses	1,287	1,275	1,070
Depreciation and amortization	348	298	238
Interest, net	129	100	90
Other costs (see Note 4)	73	92	33
Total costs and expenses	9,301	8,283	6,953

Income from continuing operations before income taxes	1,080	855	842
Income tax provision	(258)	(196)	(157)

Income from continuing operations	822	659	685
Income from discontinued operations, net of income taxes	26	65	66
Net income	848	724	751

Less: Net income attributable to noncontrolling interests	37	25	–
Net income attributable to Cameron stockholders	$811	$699	$751

Amounts attributable to Cameron stockholders:
Income from continuing operations	$785	$634	$685
Income from discontinued operations	26	65	66
Net income attributable to Cameron stockholders	$811	$699	$751

Earnings per share attributable to Cameron stockholders:
Basic -
Continuing operations	$3.85	$2.62	$2.78
Discontinued operations	.13	.27	.27
Basic earnings per share	$3.98	$2.89	$3.05

Diluted -
Continuing operations	$3.83	$2.60	$2.76
Discontinued operations	.13	.27	.27
Diluted earnings per share	$3.96	$2.87	$3.03

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Comprehensive Income

	Year Ended December 31,
(dollars in millions)	2014	2013	2012

Net income	$848	$724	$751
Foreign currency translation gain (loss)	(526)	(70)	75
Gain (loss) on derivatives recognized in other comprehensive income:
Pre-tax	(109)	19	15
Tax effect	33	(5)	(5)
(Gain) loss on derivatives reclassified from accumulated other comprehensive income to:
Revenues	7	(2)	6
Cost of sales	6	(5)	4
Tax effect	(5)	2	(3)
Actuarial gains (losses) recognized in other comprehensive income:
Pre-tax	(43)	25	(43)
Tax effect	8	(12)	9
Curtailment and settlement (gains) losses recognized:
Pre-tax	(11)	–	–
Tax effect	3	–	–
Amortization to selling and administrative expenses of:
Prior service credits	(2)	(3)	(1)
Net actuarial losses	6	7	5
Tax effect	(1)	–	(1)
Comprehensive income	214	680	812

Comprehensive income attributable to noncontrolling interest:
Net income	37	25	–
Foreign currency translation gain (loss)	(147)	24	–
Gain (loss) on derivatives recognized in other comprehensive income, net of tax	(24)	7	–
(Gain) loss on derivatives reclassified from accumulated other comprehensive income, net of tax	4	(1)	–
Actuarial (gains) loss recognized in other comprehensive income, net of tax	(4)	(26)	–
Curtailment and settlement gains (losses) recognized in other comprehensive income, net of tax	(5)	–	–
Amortization to selling and administrative expenses, net of tax	2	2	–
Comprehensive income (loss) attributable to noncontrolling interest	(137)	31	–

Comprehensive income attributable to Cameron	$351	$649	$812

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheets

	December 31,
(dollars in millions, except shares and per share data)	2014	2013

Assets:
Cash and cash equivalents	$1,513	$1,813
Short-term investments	113	41
Receivables, net	2,389	2,719
Inventories, net	2,929	3,133
Other current assets	391	463
Assets of discontinued operations	217	−
Total current assets	7,552	8,169

Plant and equipment, net	1,964	2,037
Goodwill	2,461	2,925
Intangibles, net	728	904
Other assets	187	214

Total assets	$12,892	$14,249

Liabilities and stockholders’ equity:
Short-term debt	$263	$297
Accounts payable and accrued liabilities	3,748	3,883
Accrued income taxes	168	80
Liabilities of discontinued operations	90	−
Total current liabilities	4,269	4,260

Long-term debt	2,819	2,563
Deferred income taxes	193	277
Other long-term liabilities	167	233
Total liabilities	7,448	7,333

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.01 per share, 400,000,000 shares authorized, 263,111,472 shares issued at December 31, 2014 and 2013	3	3
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	−	−
Capital in excess of par value	3,255	3,207
Retained earnings	5,631	4,820
Accumulated other elements of comprehensive income (loss)	(540)	(80)
Less: Treasury stock at cost, 68,139,027 shares at December 31, 2014 and 41,683,164 shares at December 31, 2013	(3,794)	(2,098)
Total Cameron stockholders’ equity	4,555	5,852
Noncontrolling interests	889	1,064
Total equity	5,444	6,916

Total liabilities and stockholders’ equity	$12,892	$14,249

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Cash Flows

	Year Ended December 31,
(dollars in millions)	2014	2013	2012

Cash flows from operating activities:
Net income	$848	$724	$751
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Reciprocating Compression business	(95)	–	–
Depreciation	296	246	212
Amortization	64	69	43
Non-cash stock compensation expense	54	54	44
Gain from remeasurement of prior interest in equity method investment	(8)	–	–
Deferred income taxes and tax benefit of stock compensation plan transactions	(48)	11	(85)
Changes in assets and liabilities, net of translation, acquisitions and non-cash items:
Receivables	166	(470)	(144)
Inventories	(144)	(367)	(369)
Accounts payable and accrued liabilities	(17)	556	213
Other assets and liabilities, net	77	15	18
Net cash provided by operating activities	1,193	838	683

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	65	1,559	1,032
Purchases of short-term investments	(137)	(1,082)	(1,126)
Capital expenditures	(385)	(520)	(427)
Net proceeds received from sale of Reciprocating Compression business	547	–	–
Other dispositions (acquisitions), net of cash acquired	(7)	(11)	(349)
Proceeds received and cash acquired from formation of OneSubsea™, net of taxes paid of $80	–	523	–
Proceeds from sales of plant and equipment	13	13	27
Net cash provided by (used for) investing activities	96	482	(843)

Cash flows from financing activities:
Issuance of senior debt	500	747	499
Debt issuance costs	(4)	(6)	(3)
Early retirement of senior notes	(253)	–	–
Short-term loan borrowings (repayments), net	(34)	46	(42)
Purchase of treasury stock	(1,747)	(1,531)	(21)
Contributions from noncontrolling interest owners	–	62	–
Distributions to noncontrolling interest owners	(42)	–	–
Purchases of noncontrolling ownership interests	–	(7)	–
Proceeds from stock option exercises, net of tax payments from stock compensation plan transactions	40	31	12
Excess tax benefits from stock compensation plan transactions	6	9	11
Principal payments on capital leases	(20)	(18)	(11)
Net cash provided by (used for) financing activities	(1,554)	(667)	445

Effect of translation on cash	(35)	(26)	2

Increase (decrease) in cash and cash equivalents	(300)	627	287
Cash and cash equivalents, beginning of year	1,813	1,186	899

Cash and cash equivalents, end of year	$1,513	$1,813	$1,186

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Changes in Stockholders’ Equity

	Cameron Stockholders
(dollars in millions)	Common Stock	Capital in Excess of Par value	Retained Earnings	Accumulated Other Elements of Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance ― December 31, 2011	$3	$2,072	$3,370	$(91)	$(647)	$–	$4,707
Net income	–	–	751	–	–	–	751
Other comprehensive income (loss)	–	–	–	61	–	–	61
Non-cash stock compensation expense	–	44	–	–	–	–	44
Purchase of treasury stock	–	–	–	–	(22)	–	(22)
Treasury stock issued under stock compensation plans	–	(34)	–	–	47	–	13
Tax benefit of stock compensation plan transactions	–	12	–	–	–	–	12
Balance ― December 31, 2012	3	2,094	4,121	(30)	(622)	–	5,566

Formation of OneSubsea, net of tax effects of $90	–	1,083	–	–	–	927	2,010
Net income	–	–	699	–	–	25	724
Other comprehensive income (loss)	–	–	–	(50)	–	6	(44)
Non-cash stock compensation expense	–	54	–	–	–	–	54
Net change in treasury shares owned by participants in nonqualified deferred compensation plans	–	–	–	–	(2)	–	(2)
Purchase of treasury stock	–	–	–	–	(1,533)	–	(1,533)
Treasury stock issued under stock compensation plans	–	(28)	–	–	59	–	31
Tax benefit of stock compensation plan transactions	–	10	–	–	–	–	10
Contributions from noncontrolling interest owners	–	–	–	–	–	75	75
Purchases of noncontrolling ownership interests	–	–	–	–	–	(7)	(7)
Other noncontrolling interests	–	–	–	–	–	38	38
Other	–	(6)	–	–	–	–	(6)
Balance ― December 31, 2013	3	3,207	4,820	(80)	(2,098)	1,064	6,916

Net income	–	–	811	–	–	37	848
Other comprehensive income (loss)	–	–	–	(460)	–	(174)	(634)
Non-cash stock compensation expense	–	54	–	–	–	–	54
Purchase of treasury stock	–	–	–	–	(1,750)	–	(1,750)
Treasury stock issued under stock compensation plans	–	(12)	–	–	54	–	42
Tax benefit of stock compensation plan transactions	–	6	–	–	–	–	6
Purchase of noncontrolling ownership interests	–	–	–	–	–	4	4
Distributions to noncontrolling interest owners	–	–	–	–	–	(42)	(42)
Balance ― December 31, 2014	$3	$3,255	$5,631	$(540)	$(3,794)	$889	$5,444

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Major Accounting Policies

Company Operations — Cameron International Corporation (Cameron or the Company) provides flow equipment products, systems and services to worldwide oil, gas and process industries through four business segments, Subsea, Surface, Drilling and Valves & Measurement (V&M). Prior to the fourth quarter of 2014, the Company reported its business segments as being Drilling & Production Systems (DPS), which included the Subsea, Drilling and Surface businesses, V&M and Process and Compression Systems, which included the Reciprocating and Centrifugal Compression businesses, both of which are now reported as discontinued operations (See Note 2 of the Notes to Consolidated Financial Statements) and the Processing Systems business.  Additional information regarding each segment may be found in Note 16 of the Notes to Consolidated Financial Statements.

Principles of Consolidation — These consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Investments in affiliated companies are accounted for using the equity method when we are able to exert significant influence over the operations of the investee.

Estimates in Financial Statements — Preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, estimates of total contract profit or loss on certain long-term production contracts, estimated losses on accounts receivable, estimated realizable value on excess and obsolete inventory, contingencies (including tax contingencies, estimated liabilities for litigation exposures and liquidated damages), estimated warranty costs, estimates related to pension accounting, estimates used to determine fair values in purchase accounting, estimates related to the fair value of reporting units for purposes of assessing goodwill for impairment and estimates related to deferred tax assets and liabilities, including valuation allowances on deferred tax assets. Actual results could differ materially from these estimates.

Revenue Recognition — The Company generally recognizes revenue, net of sales taxes, related to products, services or rental arrangements once the following four criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery of the equipment has occurred or the customer has taken title and risk of loss or services have been rendered, (iii) the price of the equipment or service is fixed and determinable and (iv) collectibility is reasonably assured. For engineering, procurement and construction-type contracts, revenue is generally reported on the percentage-of-completion method of accounting. Progress is primarily measured by the completion of milestones; however, progress for specific types of subsea and drilling systems contracts, which differ from our other contracts, is measured by the ratio of actual costs incurred to date on the project in relation to total estimated project costs.  Both methods require the Company to make estimates regarding the total costs of the project, which impacts the amount of gross margin the Company recognizes in each reporting period. Under the percentage-of-completion method, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in accounting for contracts. All known or anticipated losses on contracts are provided for in the period they become evident. Revenues and gross profit on contracts can be significantly affected by change orders that may be approved subsequent to completion of related work. If it is not probable that costs will be recovered through a change in contract price, the costs attributable to change orders are treated as contract costs without incremental revenue. If it is probable that costs will be recovered through a change order, the costs are treated as contract costs and contract revenue is recognized to the extent of the lesser of the amounts management expects to recover or the costs expected to be incurred.

Approximately 31%, 31% and 26% of the Company’s revenues for the years ended December 31, 2014, 2013 and 2012, respectively, were recognized under the percentage-of-completion method.

Shipping and Handling Costs — Shipping and handling costs are reflected in the caption entitled “Cost of sales (exclusive of depreciation and amortization shown separately below)” in the accompanying Consolidated Results of Operations statements.

Cash Equivalents and Short-Term Investments — Cash equivalents consist of highly liquid investments which are readily convertible to cash and have maturities of three months or less at the time of purchase.  Short-term investments consist primarily of commercial paper, U.S. Treasury securities, U.S. non-governmental agency asset-backed securities and corporate debt obligations that have maturities of more than three months but less than one year.  All of our short-term investments are classified as available-for-sale and recorded at fair value, with unrealized holding gains and losses recorded as a component of accumulated other comprehensive income (loss).

Allowance for Doubtful Accounts — The Company maintains allowances for doubtful accounts for estimated losses expected to result from the inability of its customers to make required payments. Such allowances are based upon several factors including, but not limited to, historical experience, the length of time an invoice has been outstanding, responses from customers relating to demands for payment and the current and projected financial condition of specific customers.

Inventories — Aggregate inventories are carried at the lower of cost or market. On the basis of current costs, 54% of inventories at December 31, 2014 and 49% at December 31, 2013 are carried on the last-in, first-out (LIFO) method. For these locations, the use of LIFO results in a better matching of costs and revenues. The remaining inventories, which are generally located outside the United States and Canada, are carried on the first-in, first-out (FIFO) method. The Company provides a reserve for estimated inventory obsolescence or excess quantities on hand equal to the difference between the cost of the inventory and its estimated realizable value.

Plant and Equipment — Property, plant and equipment, both owned and under capital lease, are carried at cost. Maintenance and repair costs are expensed as incurred. The cost of renewals, replacements and betterments is capitalized. The Company capitalizes software developed or obtained for internal use. Accordingly, the cost of third-party software, as well as the cost of third-party and internal personnel that are directly involved in application development activities, are capitalized during the application development phase of new software systems projects. Costs during the preliminary project stage and post-implementation stage of new software systems projects, including data conversion and training costs, are expensed as incurred. Depreciation and amortization is provided over the estimated useful lives of the related assets, or in the case of assets under capital leases, over the related lease term, if less, using the straight-line method. The estimated useful lives of the major classes of property, plant and equipment are as follows:

Estimated Useful Lives
Buildings and leasehold improvements	10-40 years
Machinery, equipment and tooling	3-18 years
Office furniture, software and other	3-10 years

Goodwill and Intangible Assets — Cameron allocates the purchase price of acquired businesses to their identifiable tangible assets and liabilities, such as accounts receivable, inventory, property, plant and equipment, accounts payable and accrued liabilities, based on their estimated fair values.  The Company also typically allocates a portion of the purchase price to identifiable intangible assets, such as noncompete agreements, trademarks, trade names, patents, technology, customer relationships and backlog using various widely accepted valuation techniques such as discounted future cash flows and the relief-from-royalty and excess earnings methods.  Each of these methods involves level 3 unobservable market inputs.  Any remaining excess of cost over allocated fair values is recorded as goodwill.  On larger acquisitions, Cameron will typically engage third-party valuation experts to assist in determining the fair values for both the identifiable tangible and intangible assets.  Certain estimates and judgments are required in the application of the fair value techniques, including estimates of future cash flows, selling prices, replacement costs, royalty rates for use of assets, economic lives and the selection of a discount rate.

The Company reviews the carrying value of goodwill in accordance with accounting rules on impairment of goodwill, which require that the Company estimate the fair value of each of its reporting units annually, or when impairment indicators exist, and compare such amounts to their respective carrying values to determine if an impairment of goodwill is required.  The estimated fair value of each reporting unit for the 2014, 2013 and 2012 evaluations was determined using discounted future expected cash flows (level 3 unobservable inputs) consistent with the accounting guidance for fair-value measurements. Certain estimates and judgments are required in the application of the fair value models, including, but not limited to, estimates of future cash flows and the selection of a discount rate.  At December 31, 2014, the Company’s reporting units for goodwill impairment evaluation purposes were the OneSubsea, Process Systems, Surface, Drilling, Valves and Measurement businesses. Prior to the fourth quarter of 2014, there were five reporting units within the V&M segment (now combined into two reporting units based on changes in management’s reporting structure during the fourth quarter of 2014).  Those reporting units included $311 million of goodwill.  The Company performed a goodwill impairment test before and after the change in V&M’s reporting units and concluded there was no impairment.

Generally, the Company conducts its goodwill impairment review during the first quarter of each annual period.  Due to the significant drop in commodity prices during the latter half of 2014 and the reorganization of the Company’s reporting structure, as described above, the Company made an additional evaluation of goodwill for impairment during the fourth quarter of 2014 based upon macro factors that existed at that point in time.  The fair value of our Process Systems reporting unit was estimated to be 10% to 15% higher than its carrying value as part of that evaluation.  The estimated fair value for Process Systems was based on forecasted timing and success in receiving new major project awards in 2015 and beyond, the pricing and profitability of those new awards and further improvements in revenue growth and profitability rates from those achieved historically.  Should our expectations prove to be incorrect due to (i) further declines in oil and gas prices and continued instability in the worldwide energy markets, (ii)  unanticipated delays occurring in project awards, including unplanned project cancellations, or, (iii) an increase in interest rates, our prior estimates of future earnings, cash flows and fair value of the Process Systems business would be negatively impacted, which could lead to an impairment of goodwill for that reporting unit, possibly even as early as our annual evaluation during the first quarter of 2015.  Goodwill associated with the Process Systems reporting unit at December 31, 2014 was approximately $571 million.

The Company’s intangible assets, excluding goodwill, represent purchased patents, trademarks, customer relationships and other identifiable intangible assets. The majority of intangible assets are amortized on a straight-line basis over the years expected to be benefited, generally ranging from 5 to 28 years. Such intangibles are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable. As many areas of the Company’s business rely on patents and proprietary technology, it has followed a policy of seeking patent protection both inside and outside the United States for products and methods that appear to have commercial significance. The costs of developing any intangibles internally, as well as costs of defending such intangibles, are expensed as incurred. No material impairment of intangible assets was required during the years ended December 31, 2014, 2013 or 2012, except as reflected in Note 4 of the Notes to Consolidated Financial Statements.

Long-Lived Assets — In accordance with accounting rules for the impairment or disposal of long-lived assets, such assets, excluding goodwill and indefinite-lived intangibles, to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. Assets are classified as held for sale when the Company has a plan, approved by the appropriate levels of management, for disposal of such assets and those assets are stated at the lower of carrying value or estimated fair value less estimated costs to sell.  No material impairment of long-lived assets was required during the years ended December 31, 2014, 2013 or 2012.

Product Warranty — Estimated warranty costs are accrued either at the time of sale based upon historical experience or, in some cases, when specific warranty problems are encountered. Adjustments to the recorded liability are made periodically to reflect actual experience.

Contingencies — The Company accrues for costs relating to litigation when such liabilities become probable and reasonably estimable. Such estimates may be based on advice from third parties, amounts specified by contract, amounts designated by legal statute or management’s judgment, as appropriate. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the Company’s previous assumptions with respect to the likelihood or amount of loss. Amounts paid upon the ultimate resolution of contingent liabilities may be materially different from previous estimates and could require adjustments to the estimated reserves to be recognized in the period such new information becomes known.

Income Taxes — The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Income tax expense includes U.S. and foreign income taxes, including U.S. federal taxes on undistributed earnings of foreign subsidiaries to the extent such earnings are planned to be remitted. Taxes are not provided on the translation component of comprehensive income since the effect of translation is not considered to modify the amount of the earnings that are planned to be remitted.

A valuation allowance is provided to offset any net deferred tax asset, if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  Interest related to accruals for uncertain tax positions is reflected as a component of interest expense in the Consolidated Results of Operations statement. Penalties on a tax position taken by the Company are reflected as a component of income tax expense in the Consolidated Results of Operations statement. See Note 13 of the Notes to Consolidated Financial Statements for further discussion of the Company’s income taxes.

Environmental Remediation and Compliance — Environmental remediation and postremediation monitoring costs are accrued when such obligations become probable and reasonably estimable. Such future expenditures are not discounted to their present value.

Pension and Postretirement Benefits Accounting — The Company recognizes the funded status of its defined benefit pension and other postretirement benefit plans in its Consolidated Balance Sheets.  The measurement date for all of the Company’s plans was December 31, 2014.  See Note 9 of the Notes to Consolidated Financial Statements for further information.

Stock-Based Compensation — At December 31, 2014, the Company had grants outstanding under various stock-based employee compensation plans, which are described in further detail in Note 10 of the Notes to Consolidated Financial Statements. Compensation expense for the Company’s stock-based compensation plans is measured using the fair value method required by accounting rules on stock compensation. Under this guidance, the fair value of stock option grants and restricted stock unit awards is amortized to expense using the straight-line method over the shorter of the vesting period or the remaining employee service period.

Derivative Financial Instruments — The Company recognizes all derivative financial instruments as assets and liabilities on a gross basis and measures them at fair value.  Hedge accounting is only applied when the derivative is deemed highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other elements of comprehensive income (loss) until the underlying transactions are recognized in earnings, at which time any deferred hedging gains or losses are reclassified to earnings in the same income statement caption as impacted by the hedged item. Any ineffective portion of the change in the fair value of a derivative used as a cash flow hedge is recorded in earnings as incurred. The amounts recorded in earnings from ineffectiveness for the years ended December 31, 2014, 2013 and 2012 have not been material. The Company may at times also use forward or option contracts to hedge certain other foreign currency exposures. These contracts are not designated as hedges under the accounting guidance described above.  Therefore, the changes in fair value of these contracts are recognized in earnings as they occur and offset gains or losses on the related exposures.

Foreign Currency — For most subsidiaries and branches outside the U.S., the local currency is the functional currency.  The financial statements of these subsidiaries and branches are translated into U.S. dollars as follows: (i) assets and liabilities at year-end exchange rates; (ii) income and expenses at monthly average exchange rates or exchange rates in effect on the date of the transaction; and (iii) stockholders’ equity at historical exchange rates. For those subsidiaries where the local currency is the functional currency, the resulting translation adjustment is recorded as a component of accumulated other elements of comprehensive income (loss) in the accompanying Consolidated Balance Sheets.

For certain other subsidiaries and branches, operations are conducted primarily in currencies other than the local currencies, which are therefore the functional currency. Non-functional currency monetary assets and liabilities are remeasured at ending exchange rates. Revenue, expense and gain and loss accounts of these foreign subsidiaries and branches are remeasured at average exchange rates or exchange rates in effect on the date of the transaction. Non-functional currency non-monetary assets and liabilities, and the related revenue, expense, gain and loss accounts are remeasured at historical rates.

Foreign currency gains and losses arising from monetary transactions denominated in a currency other than the functional currency of the entity involved are included in income. The effects of foreign currency transactions were a gain of $22 million for the year ended December 31, 2014, a gain of less than $1 million for the year ended December 31, 2013 and a loss of $12 million for the year ended December 31, 2012.

Reclassifications and Revisions — Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2: Discontinued Operations

Effective June 1, 2014, the Company completed the sale of its Reciprocating Compression business to General Electric for gross cash consideration of approximately $550 million, before transaction costs.

On August 18, 2014, the Company announced that it had entered into a definitive agreement to sell its Centrifugal Compression business to Ingersoll Rand for gross cash consideration of $850 million, subject to closing adjustments.  The sale was completed effective January 1, 2015.

The Company’s historical consolidated Results of Operations statement has been retrospectively revised to reflect the results of operations for both businesses as discontinued operations for all periods presented.  Summarized financial information relating to these businesses is shown below:

	Year Ended December 31,
(dollars in millions)	2014	2013	2012

Revenues	$428	$701	$707
Cost of sales (excluding depreciation and amortization)	(306)	(498)	(503)
All other costs	(94)	(105)	(108)
Gain on sale of the Reciprocating Compression business, before tax	95	–	–
Income before income taxes	123	98	96
Income tax provision	(97)	(33)	(30)
Income from discontinued operations, net of income taxes	$26	$65	$66

The gain on the sale of the Reciprocating Compression business was determined as follows (dollars in millions):

Sales price	$550
Net assets sold	(442)
Transaction and other costs associated with the sale	(13)
Pre-tax gain	95
Tax provision(1)	(88)
Gain on sale	$7

(1)    – The tax provision associated with the gain on the sale of the Reciprocating Compression business was approximately $88 million, which was impacted by nondeductible goodwill of approximately $192 million included in the total net assets sold.

The net assets sold of the Reciprocating Compression business were as follows (dollars in millions):

Accounts receivable	$79
Inventory	122
Goodwill	214
All other	27
Net assets sold	$442

Assets and liabilities of the Centrifugal Compression business held for sale in the Company’s Consolidated Balance Sheet at December 31, 2014 were as follows:

(dollars in millions)	December 31, 2014
Receivables, net	$37
Inventories, net	86
Other current assets	14
Plant and equipment, net	45
Goodwill	35
Assets of discontinued operations	$217

Accounts payable, accrued and other current liabilities	$89
Other long-term liabilities	1
Liabilities of discontinued operations	$90

Note 3: Acquisitions and OneSubsea

Douglas Chero — During the third quarter of 2013, the Company’s V&M segment acquired Douglas Chero, an Italian valve manufacturer, for approximately $20 million, net of cash acquired.  The acquisition was made to support the Company’s international growth strategy by expanding its downstream industrial valve offerings.  Douglas Chero’s results of operations have been included in the V&M segment since the date of acquisition.

OneSubsea — On June 30, 2013, Cameron and Schlumberger Limited completed the formation of OneSubsea, a venture established to manufacture and develop products, systems and services for the subsea oil and gas market.  Cameron contributed its existing subsea business unit and received $600 million from Schlumberger, while Schlumberger contributed its Framo, Surveillance, Flow Assurance and Power and Controls businesses, which included an additional $3 million of cash.  As 60% owner, Cameron manages the venture and reflects a noncontrolling interest in its financial statements for Schlumberger’s 40% interest in the venture.

Under the purchase method of accounting, the assets and liabilities of the Schlumberger businesses contributed to OneSubsea were reflected at their estimated fair values at June 30, 2013.  The excess of the fair value of the businesses contributed by Schlumberger over the net tangible and identifiable intangible assets of those businesses was recorded as goodwill.  The OneSubsea goodwill, totaling approximately $1 billion, is not deductible for tax purposes.

Due to Cameron maintaining control of OneSubsea, the contribution of Cameron’s existing subsea business unit into the venture was recorded at historical cost and the issuance of a 40% interest in the venture to Schlumberger was reflected as an adjustment to Cameron’s paid in capital in accordance with accounting rules governing decreases in a parent’s ownership interest in a subsidiary without loss of control.  Accordingly, the direct income tax consequences were also reflected as an adjustment to paid in capital.  During the fourth quarter of 2013, the Company paid approximately $80 million in taxes associated with this transaction.

2012 Acquisitions — During the fourth quarter of 2012, the Company spent $40 million, net of cash acquired, on two acquisitions, CairnToul Well Equipment Services Limited and ICI Artificial Lift, Inc. both of which were made to enhance the product and service offerings of its Surface segment.

On June 6, 2012, the Company closed on its purchase of the drilling equipment business of TTS Energy Division (“TTS”) from TTS Group ASA, a Norwegian company, for a cash payment of $248 million, net of cash acquired, subject to certain post-closing adjustments.  TTS provides high performance drilling equipment, rig packages and rig solutions for both onshore and offshore rigs to the international energy industry and its financial results have been included in the Drilling segment since the date of acquisition.

During the first quarter of 2012, the Company acquired 100% of the outstanding stock of Elco Filtration and Testing, Inc. (“Elco”), for a total purchase price of $61 million, net of cash acquired.  Elco was purchased to strengthen the Company’s wellhead product and service offerings and has been included in the Surface segment since the date of acquisition.

Approximately $250 million of goodwill was recorded as a result of the 2012 acquisitions, nearly $28 million of which is deductible for tax purposes.

Note 4: Other Costs

Other costs, net of credits, consisted of the following:

	Year Ended December 31,
(dollars in millions)	2014	2013	2012

Goodwill impairment	$40	$–	$–
Litigation costs	11	3	2
Loss on disposal of non-core assets	10	–	–
Impairment of identifiable intangible assets	4	–	18
Costs for early retirement of debt	3	–	–
OneSubsea formation and other acquisition and integration costs	2	60	16
International pension curtailment and settlement costs (credits), net	(8)	–	7
Gain from remeasurement of prior interest in equity method investment	(8)	–	–
Mark-to-market impact on currency derivatives not designated as accounting hedges	8	1	(16)
Currency devaluation	–	10	–
Severance, restructuring and other costs	11	18	6

Total other costs	$73	$92	$33

Goodwill totaling $40 million relating to the Company’s Process Systems and Equipment (PSE) reporting unit was considered to be fully impaired during the annual goodwill impairment review conducted during the first quarter of 2014.

Integration costs consist of costs incurred for the integration of the operations of certain newly acquired businesses with the existing operations of the Company, largely reflecting the costs associated with converting legacy systems to the Company’s SAP information systems.

Note 5: Receivables

Receivables consisted of the following:

	December 31,
(dollars in millions)	2014	2013

Trade receivables	$1,678	$2,015
Costs and estimated earnings in excess of billings on uncompleted contracts	621	582
Other receivables	122	143
Allowance for doubtful accounts	(32)	(21)

Total receivables	$2,389	$2,719

Note 6: Inventories

Inventories consisted of the following:

	December 31,
(dollars in millions)	2014	2013

Raw materials	$159	$238
Work-in-process	827	894
Finished goods, including parts and subassemblies	2,150	2,208
Other	24	22
	3,160	3,362
Excess of current costs over LIFO costs	(86)	(120)
Allowance for obsolete and excess inventory	(145)	(109)

Total inventories	$2,929	$3,133

Note 7: Plant and Equipment, Goodwill and Intangibles

Plant and equipment consisted of the following:

	December 31,
(dollars in millions)	2014	2013

Land and land improvements	$130	$132
Buildings	726	744
Machinery and equipment	1,682	1,662
Tooling, dies, patterns, etc.	179	208
Office furniture & equipment	212	210
Capitalized software	370	348
Assets under capital leases	120	107
Construction in progress	127	231
All other	34	28
	3,580	3,670
Accumulated depreciation	(1,616)	(1,633)

Total plant and equipment, net	$1,964	$2,037

Changes in goodwill during 2014 were as follows:

(dollars in millions)	Subsea	Surface	Drilling	Valves & Measurement	Discontinued Operations	Total

Balance at December 31, 2013	$1,654	$199	$505	$318	$249	$2,925
Discontinued operations	–	–	–	–	(249)	(249)
Impairment	–	(40)	–	–	–	(40)
Acquisitions	–	20	–	–	–	20
Adjustments to the purchase price allocation for prior year acquisitions	19	–	–	(1)	–	18
Translation effect of currency changes and other	(197)	(6)	(4)	(6)	–	(213)

Balance at December 31, 2014	$1,476	$173	$501	$311	$–	$2,461

Intangibles consisted of the following:

	December 31,
(dollars in millions)	2014	2013

Customer relationships	$459	$519
Patents and technology	382	426
Trademarks	68	69
Noncompete agreements, engineering drawings and other	80	103
	989	1,117
Accumulated amortization	(261)	(213)

Total intangibles, net	$728	$904

Amortization expense associated with the Company’s amortizable intangibles recorded as of December 31, 2014 is expected to approximate $45 million, $45 million, $44 million, $42 million, and $38 million for the years ending December 31, 2015, 2016, 2017, 2018 and 2019, respectively.

Note 8: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,
(dollars in millions)	2014	2013

Trade accounts payable and accruals	$1,084	$1,184
Advances from customers	1,576	1,676
Other accruals	1,088	1,023

Total accounts payable and accrued liabilities	$3,748	$3,883

Note 9: Employee Benefit Plans

As of December 31, 2014, the Company sponsored separate defined benefit pension plans for employees of certain of its international subsidiaries, as well as several unfunded defined benefit arrangements for various other employee groups. The defined benefit pension plan covering employees in the United Kingdom was frozen to new entrants effective June 14, 1996.

Certain of the Company’s employees also participate in various employee welfare benefit plans, including medical, dental and prescriptions. Additionally, certain retirees based in the United States receive retiree medical, prescription and life insurance benefits. All of the welfare benefit plans, including those providing postretirement benefits, are unfunded.

During 2014, the Company communicated to employees and beneficiaries of three of its international retirement plans that it had elected to terminate the respective defined benefit plans and replace them with defined contribution plans. The final settlement payments will occur in early 2015. The Company recorded a net pre-tax curtailment gain of approximately $8 million (included in Other Costs – see Note 4 of the Notes to Consolidated Financial Statements) related to the termination of these plans.

Total net benefit plan expense (income) associated with the Company’s defined benefit pension and postretirement benefit plans consisted of the following:

	Pension Benefits			Postretirement Benefits
(dollars in millions)	2014	2013	2012	2014		2013		2012

Service cost	$18	$10	$3	$	−	$	−	$	−
Interest cost	20	17	15		−		−		−
Expected return on plan assets	(27)	(21)	(18)		−		−		−
Amortization of prior service credits	(2)	(2)	–		(1)		(1)		(1)
Amortization of losses (gains)	9	8	6		(1)		(1)		(1)
Curtailment gain	(12)	–	–		–		–		–
Settlement loss	4	–	4		–		–		–
Other	–	–	2		−		−		−

Total net benefit plan expense (income)	$10	$12	$12		$(2)		$(2)		$(2)

Included in accumulated other elements of comprehensive income (loss) at December 31, 2014 and 2013 are the following amounts that have not yet been recognized in net periodic benefit plan cost, as well as the amounts that are expected to be recognized in net periodic benefit plan cost during the year ending December 31, 2015:

	December 31, 2014		December 31, 2013		Year Ending December 31, 2015
(dollars in millions)	Before Tax	After Tax	Before Tax	After Tax	Expected Amortization

Pension benefits:
Prior service credits	$18	$14	$22	$17	$(2)
Actuarial losses, net	(136)	(109)	(119)	(94)	10

Postretirement benefits:
Prior service credits	3	2	3	2	(1)
Actuarial gains	8	5	9	6	(1)

	$(107)	$(88)	$(85)	$(69)	$6

The change in the projected benefit obligation associated with the Company’s defined benefit pension plans and the change in the accumulated benefit obligation associated with the Company’s postretirement benefit plans was as follows:

	Pension Benefits		Postretirement Benefits
(dollars in millions)	2014	2013	2014	2013

Benefit obligation at beginning of year	$489	$387	$11	$13
Service cost	18	10	−	−
Interest cost	20	17	−	−
Plan participants’ contributions	1	1	−	−
Actuarial losses (gains)	78	12	(1)	(1)
Exchange rate changes	(52)	5	−	−
Benefit payments	(14)	(14)	(1)	(1)
Plan amendments	−	(21)	−	−
Acquisitions	−	67	−	–
Curtailments	(23)	–	−	–
Settlements	(8)	–	−	−
Other	–	25	−	−

Benefit obligation at end of year	$509	$489	$9	$11

The total accumulated benefit obligation for the Company’s defined benefit pension plans was $469 million and $435 million at December 31, 2014 and 2013, respectively.

The change in the plan assets associated with the Company’s defined benefit pension and postretirement benefit plans was as follows:

	Pension Benefits		Postretirement Benefits
(dollars in millions)	2014	2013	2014		2013

Fair value of plan assets at beginning of year	$432	$318		$–	$	−
Actual return on plan assets	53	41		−		−
Company contributions	27	13		1		1
Plan participants’ contributions	1	1		−		−
Exchange rate changes	(40)	6		−		−
Benefit payments	(14)	(14)		(1)		(1)
Acquisitions	–	46		–		–
Settlements	(8)	–		–		–
Other	4	21		−		−

Fair value of plan assets at end of year	$455	$432	$	−	$	−

The status of the Company’s underfunded defined benefit pension and postretirement benefit plans was as follows:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
(dollars in millions)	2014	2013	2014	2013

Current	$(1)	$(1)	$(1)	$(2)
Non-current	(53)	(55)	(8)	(9)

Underfunded status at end of year	$(54)	$(56)	$(9)	$(11)

Actual asset investment allocations for the Company’s main defined benefit pension plan in the United Kingdom, which accounts for approximately 78% of total plan assets, were as follows:

	2014	2013	2012

U.K. plan:
Equity securities	55%	60%	54%
Fixed income debt securities, cash and other	45%	40%	46%

In each jurisdiction, the investment of plan assets is overseen by a plan asset committee whose members act as trustees of the plan and set investment policy. For the years ended December 31, 2014, 2013 and 2012, the investment strategy has been designed to approximate the performance of market indexes. The Company’s targeted allocation for the U.K. plan for 2015 and beyond is approximately 55% in equities, 40% in fixed income debt securities and 5% in real estate and other.

During 2014, the Company made contributions totaling approximately $27 million to the assets of its various defined benefit pension plans. Contributions to plan assets for 2015 are currently expected to approximate $12 million assuming no change in the current discount rate or expected investment earnings.

The assets of the Company’s pension plans are generally invested in debt and equity securities or mutual funds, which are valued based on quoted market prices for an individual asset (level 1 market inputs) or mutual fund unit values, which are based on the fair values of the individual securities that the fund has invested in (level 2 observable market inputs).  A certain portion of the assets are invested in insurance contracts, real estate and other investments, which are valued based on level 3 unobservable inputs.

The fair values of the Company’s pension plan assets by asset category at December 31, 2014 and 2013 were as follows:

	Fair Value Based on Quoted Prices in Active Markets for Identical Assets (Level 1)		Fair Value Based on Significant Other Observable Inputs (Level 2)		Fair Value Based on Significant Unobservable Inputs (Level 3)		Total
(dollars in millions)	2014	2013	2014	2013	2014	2013	2014	2013

Cash and cash equivalents	$1	$1	$–	$–	$–	$–	$1	$1
Equity securities:
U.S. equities	–	–	83	83	–	–	83	83
Non-U.S. equities	–	–	120	125	–	–	120	125
Bonds:
Non-U.S. government bonds	–	–	117	92	–	–	117	92
Non-U.S. corporate bonds	–	–	30	26	–	–	30	26
Alternative investments:
Insurance contracts	–	–	–	–	89	91	89	91
Real estate and other	–	–	–	–	15	14	15	14

Total assets	$1	$1	$350	$326	$104	$105	$455	$432

Changes in the fair value of pension plan assets determined based on level 3 unobservable inputs were as follows:

	Year Ended December 31,
(dollars in millions)	2014	2013
Balance at beginning of the year	$105	$28
Purchases/sales, net	10	7
Other plan additions	–	68
Actual return on plan assets	4	3
Currency impact	(15)	(1)

Balance at end of the year	$104	$105

The weighted-average assumptions associated with the Company’s defined benefit pension and postretirement benefit plans were as follows:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013

Assumptions related to net benefit costs:
U.S. plans:
Discount rate	3.75%	2.75%	3.75%	2.75%
Measurement date	1/1/2014	1/1/2013	1/1/2014	1/1/2013

Foreign plans:
Discount rate	3.5-5.25%	2.25-6.75%	–	–
Expected return on plan assets	2.25-6.75%	3.50-6.75%	–	–
Rate of compensation increase	2.25-4.5%	3.0-4.5%	–	–
Measurement date	1/1/2014	1/1/2013	–	–

Assumptions related to end-of-period benefit obligations:
U.S. plans:
Discount rate	3.25%	3.75%	3.25%	3.75%
Health care cost trend rate	–	–	7.0%	7.5%
Measurement date	12/31/2014	12/31/2013	12/31/2014	12/31/2013

Foreign plans:
Discount rate	2.25-4.25%	3.5-5.25%	–	–
Rate of compensation increase	2.25-5.0%	2.25-4.5%	–	–
Measurement date	12/31/2014	12/31/2013	–	–

The Company’s discount rate assumptions for its U.S. postretirement benefits plan and its international defined benefit pension plans are based on the average yield of a hypothetical high quality bond portfolio with maturities that approximately match the estimated cash flow needs of the plans.

The assumptions for expected long-term rates of return on assets are based on historical experience and estimated future investment returns, taking into consideration anticipated asset allocations, investment strategies and the views of various investment professionals.

The rate of compensation increase assumption for international plans reflects local economic conditions and the Company’s compensation strategy in those locations.

The health care cost trend rate is assumed to decrease gradually from 7% to 5% by 2021 and remain at that level thereafter. A one-percentage-point increase or decrease in the assumed health care cost trend rate would not have a material impact on the service and interest cost components in 2014 or the postretirement benefit obligation as of December 31, 2014.

Amounts applicable to the Company’s pension plans with projected benefit obligations in excess of plan assets and accumulated benefit obligations in excess of plan assets were as follows:

	Projected Benefit Obligation in Excess of Plan Assets		Accumulated Benefit Obligation in Excess of Plan Assets
	at December 31,		at December 31,
(dollars in millions)	2014	2013	2014	2013

Fair value of applicable plan assets	$455	$97	$455	$42
Projected benefit obligation of applicable plans	$509	$172	–	–
Accumulated benefit obligation of applicable plans	–	–	$469	$84

Future expected benefit payments are as follows:

(dollars in millions)	Pension Benefits	Postretirement Benefits

Year ending December 31:
2015	$68	$1
2016	$12	$1
2017	$12	$1
2018	$13	$1
2019	$14	$1
2020 - 2024	$74	$3

The Company’s United States-based employees who are not covered by a bargaining unit and certain others are also eligible to participate in the Cameron International Corporation Retirement Savings Plan. Under this plan, employees’ savings deferrals are partially matched in cash and invested at the employees’ discretion. The Company provides nondiscretionary retirement contributions to the Retirement Savings Plan on behalf of each eligible employee equal to 3% of their defined pay.  Eligible employees vest in the 3% retirement contributions plus any earnings after completing three years of service.  In addition, the Company provides an immediately vested matching contribution of up to 100% of the first 6% of pay contributed by each eligible employee.  Employees may contribute amounts in excess of 6% of their pay to the Retirement Savings Plan, subject to certain United States Internal Revenue Service limitations. The Company’s expense for the matching and retirement contribution for the years ended December 31, 2014, 2013 and 2012 amounted to $77 million, $77 million and $70 million, respectively. In addition, the Company provides savings or other benefit plans for employees under collective bargaining agreements and, in the case of certain international employees, as required by government mandate, which provide for, among other things, Company funding in cash based on specified formulas. Expense with respect to these various defined contribution and government-mandated plans for the years ended December 31, 2014, 2013 and 2012 amounted to $73 million, $83 million and $60 million, respectively.

Note 10: Stock-Based Compensation Plans

The Company has grants outstanding under various equity compensation plans, only one of which, the Equity Incentive Plan (EQIP), is currently available for future grants of equity compensation awards to employees and non-employee directors. Options granted under the Company’s equity compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant and all terms were fixed.

Stock-based compensation expense recognized was as follows:

	Year Ended December 31,
(dollars in millions)	2014	2013	2012

Outstanding restricted and deferred stock units and awards	$44	$40	$32
Unvested outstanding stock options	10	14	12

Total stock-based compensation expense	$54	$54	$44

The total income statement tax benefit recognized from stock-based compensation arrangements during the years ended December 31, 2014, 2013 and 2012  totaled approximately $20 million, $20 million and $17 million, respectively.

Stock options

Options with terms of seven or ten years have been granted to officers and other key employees of the Company under the EQIP plan at a fixed exercise price equal to the fair value of the Company’s common stock on the date of grant. The options generally vest in one-third increments each year on the anniversary date following the date of grant, based on continued employment.

A summary of option activity under the Company’s stock compensation plans as of and for the year ended December 31, 2014 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (dollars in millions)

Outstanding at January 1, 2014	4,197,093	$47.92
Granted	782,779	57.71
Exercised	(1,064,138)	40.48
Forfeited	(3,246)	64.97

Outstanding at December 31, 2014	3,912,488	$51.89	6.27	$13

Vested at December 31, 2014 or expected to vest in the future	3,899,272	$51.86	6.26	$13

Exercisable at December 31, 2014	2,471,452	$47.32	4.63	$13

At December 31, 2014

Stock-based compensation cost not yet recognized under the straight-line method (dollars in millions)	$14

Weighted-average remaining expense recognition period (in years)	1.95

The fair values per share of option grants for the years ended December 31, 2014, 2013 and 2012 were estimated using the Black-Scholes-Merton option pricing formula with the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012

Expected life (in years)	3.3	3.2	3.2
Risk-free interest rate	0.86%	0.67%	0.37%
Volatility	33.8%	34.3%	39.4%
Expected dividend yield	0.0%	0.0%	0.0%

The Company determined the assumptions involving the expected life of its options and volatility rates based primarily on historical data and consideration of expectations for the future.

The above assumptions and market prices of the Company’s common stock at the date of option exercises resulted in the following values:

	Year Ended December 31,
	2014	2013	2012

Grant-date fair value per option	$14.51	$16.19	$15.68
Intrinsic value of options exercised (dollars in millions)	$26	$31	$34
Average intrinsic value per share of options exercised	$24.17	$26.30	$23.39

Restricted and deferred stock units and awards

Grants of restricted stock units are made to officers and other key employees. The restricted stock units granted generally provide for vesting in one-third increments each year or three-year 100% cliff vesting on the third anniversary of the date of grant, based on continued employment.

Non-employee directors are entitled to receive an annual number of deferred stock units equal to a value of $250,000 determined on the day following the Company’s annual meeting of stockholders or, if a director’s election to the Board occurs between annual meetings of stockholders, the initial grant of deferred stock units is based on a pro-rata portion of the annual grant amount equal to the remaining number of months in the board year until the next annual meeting of stockholders.  These units, which have no exercise price and no expiration date, vest in one-fourth increments quarterly over the following year but cannot be converted into common stock until the earlier of termination of Board service or three years, although Board members have the ability to voluntarily defer conversion for a longer period of time.

A summary of restricted and deferred stock unit award activity under the Company’s stock compensation plans as of and for the year ended December 31, 2014 is presented below:

Restricted and Deferred Stock Units	Number	Weighted-Average Grant Date Fair Value

Nonvested at January 1, 2014	1,658,357	$28.22
Granted	826,329	59.63
Vested	(563,179)	59.82
Forfeited	(72,825)	57.22

Nonvested at December 31, 2014	1,848,682	$31.89

At December 31, 2014

Stock-based compensation cost not yet recognized under the straight-line method (dollars in millions)	$46

Weighted-average remaining expense recognition period (in years)	1.60

Information on restricted and deferred stock units granted and vesting during the three years ended December 31, 2014 follows:

	Year Ended December 31,
	2014	2013	2012

Number of units granted with performance conditions	174,697	185,992	211,244
Intrinsic value of units vesting (dollars in millions)	$34	$46	$38
Total number of units granted	826,329	838,207	674,578
Weighted average grant date fair value per unit	$59.63	$57.95	$50.44

The fair value of restricted and deferred stock units is determined based on the closing trading price of the Company’s common stock on the grant date.

At December 31, 2014, 11,685,001 shares were reserved for future grants of options, deferred stock units, restricted stock units and other awards. The Company may issue either treasury shares or newly issued shares of its common stock in satisfaction of these awards.

Note 11: Debt

The Company’s debt obligations were as follows:

	December 31,
(dollars in millions)	2014	2013

Commercial paper (0.49% weighted average rate)	$201	$–
Senior notes:
Floating rate notes due June 2, 2014	–	250
1.6% notes due April 30, 2015	–	250
1.15% notes due December 15, 2016	250	250
1.4% notes due June 15, 2017	250	–
6.375% notes due July 15, 2018	450	450
4.5% notes due June 1, 2021	250	250
3.6% notes due April 30, 2022	250	250
4.0% notes due December 15, 2023	250	250
3.7% notes due June 15, 2024	250	–
7.0% notes due July 15, 2038	300	300
5.95% notes due June 1, 2041	250	250
5.125% notes due December 15, 2043	250	250
Unamortized original issue discount	(7)	(7)
Other debt	67	57
Obligations under capital leases	71	60
	3,082	2,860
Current maturities	(263)	(297)

Long-term maturities	$2,819	$2,563

Senior Notes

On June 20, 2014, the Company completed the public offering of $500 million in aggregate principal amount of senior unsecured notes as follows:

•	$250 million principal amount of 1.4% Senior Notes due June 15, 2017, sold at an offering price of 99.951%, and
•	$250 million principal amount of 3.7% Senior Notes due June 15, 2024, sold at an offering price of 99.769%.

Interest on the notes is payable semiannually on June 15 and December 15 of each year, and began on December 15, 2014.  The notes may be redeemed in whole or in part by the Company prior to maturity, as provided for in the terms of each note, for an amount equal to the principal amount of the notes redeemed plus a specified make-whole premium.  All of the Company’s senior notes rank equally with the Company’s other existing unsecured and unsubordinated debt.

Utilizing proceeds from these notes, on July 21, 2014, the Company paid approximately $253 million, which included a make-whole premium plus accrued interest, to redeem early its $250 million principal amount of 1.6% Senior Notes.

During the first quarter of 2014, the Company’s Board of Directors authorized the establishment of a $500 million commercial paper program.  This program allows for issuances of commercial paper with maturities of up to 364 days to be used for general corporate purposes.  The average term of the outstanding commercial paper at December 31, 2014 was approximately 36 days.

Multicurrency Revolving Letter of Credit and Credit Facilities

The Company’s Credit Agreement dated April 14, 2008 (as amended and restated, the "Amended Credit Agreement") provides for a multi-currency borrowing capacity of $835 million and matures on June 6, 2016. Pursuant to the Amended Credit Agreement, Cameron may borrow funds at the London Interbank Offered Rate (LIBOR) plus a spread, which varies based on the Company’s current debt rating, and, if aggregate outstanding credit exposure exceeds one-half of the total facility amount, an additional fee will be incurred. At December 31, 2014, no amounts have been borrowed under the $835 million Amended Credit Agreement.

On April 11, 2014, the Company entered into a new $750 million three-year multi-currency syndicated Revolving Credit Facility expiring April 11, 2017.   Up to $200 million of this new facility may be used for letters of credit and $92 million of letters of credit issued and outstanding under a previously existing $170 million bi-lateral facility were transferred to the new Revolving Credit Facility at close and concurrently the $170 million bi-lateral facility was amended to reduce its capacity to $40 million.  The new Revolving Credit Facility contains covenants and terms consistent with the Company’s existing $835 million five-year multi-currency Revolving Credit Facility, described above, and it serves as the primary backstop to the commercial paper program.  The Company has issued letters of credit totaling $69 million under the new $750 million Revolving Credit Facility and $3 million under the $40 million bi-lateral facility, leaving $681 million and $37 million, respectively, available for future use at December 31, 2014.

Other

Other debt, some of which is held by entities located in countries with high rates of inflation, has a weighted-average interest rate of 6.5% at December 31, 2014 (6.1% at December 31, 2013).

Future maturities of the Company’s debt (excluding the remaining amount of unamortized discount and capital leases) are approximately $249 million in 2015, $269 million in 2016, $250 million in 2017, $450 million in 2018 and $1.8 billion thereafter.

In addition to the above, the Company also has other unsecured and uncommitted credit facilities available to its foreign subsidiaries to fund ongoing operating activities. Certain of these facilities also include annual facility fees.

Information on interest expensed and paid during the three years ended December 31, 2014 was as follows:

	Year Ended December 31
(dollars in millions)	2014	2013	2012

Interest expensed	$149	$115	$104
Interest paid	$142	$105	$97

Note 12: Leases

The Company leases certain facilities, office space, vehicles, data processing and other equipment under capital and operating leases. Rental expenses for the years ended December 31, 2014, 2013 and 2012 were $115 million, $111 million and $86 million, respectively. Future minimum lease payments with respect to capital leases and operating leases with noncancelable terms in excess of one year were as follows:

	Capital	Operating
(dollars in millions)	Lease Payments	Lease Payments

Year ending December 31:
2015	$17	$103
2016	15	90
2017	12	78
2018	8	64
2019	6	57
Thereafter	62	350

Future minimum lease payments	120	742
Less: amount representing interest	(49)	–

Lease obligations at December 31, 2014	$71	$742

Note 13: Income Taxes

The components of income from continuing operations before income taxes were as follows:

	Year Ended December 31,
(dollars in millions)	2014	2013	2012

U.S. operations	$294	$219	$664
Foreign operations	786	636	178

Income from continuing operations before income taxes	$1,080	$855	$842

The provisions for income taxes were as follows:

	Year Ended December 31,
(dollars in millions)	2014	2013	2012

Current:
U.S. federal	$70	$–	$97
U.S. state and local	4	11	7
Foreign	231	166	137
	305	177	241

Deferred:
U.S. federal	–	31	(37)
U.S. state and local	(3)	2	(2)
Foreign	(44)	(14)	(45)
	(47)	19	(84)

Income tax provision	$258	$196	$157

The reasons for the differences between the provision for income taxes and income taxes using the U.S. federal income tax rate were as follows:

	Year Ended December 31,
	2014	2013	2012

U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes	–	1.0	0.4
Foreign statutory rate differential	(10.7)	(11.6)	(10.2)
Change in valuation allowance on deferred tax assets	3.4	(1.7)	6.6
Nondeductible expenses	(0.1)	1.1	0.9
Net U.S. tax on foreign source income	(2.9)	(3.2)	(12.2)
All other	(0.8)	2.3	(1.9)

Total	23.9%	22.9%	18.6%

Total income taxes paid (dollars in millions)	$353	$329	$240

Components of deferred tax assets (liabilities) were as follows:

	December 31,
(dollars in millions)	2014	2013

Deferred tax liabilities:
Plant and equipment	$(190)	$(171)
Intangible assets	(221)	(251)
Other	(9)	(16)
Total deferred tax liabilities	(420)	(438)

Deferred tax assets:
Inventory	48	20
Postretirement benefits other than pensions	3	12
Reserves and accruals	160	93
Net operating losses and tax credits	259	246
Pensions	38	16
Other	27	17

Total deferred tax assets	535	404

Valuation allowance	(79)	(59)

Net deferred tax assets (liabilities)	$36	$(93)

Changes in the Company’s accruals for unrecognized tax benefits were as follows:

	Year Ended December 31,
(dollars in millions)	2014	2013	2012

Balance at beginning of year	$103	$121	$148
Decreases in estimates for tax positions taken prior to the current year	–	–	(11)
Increases due to tax positions taken during the current year	6	3	–
Decreases relating to settlements with tax authorities	(10)	(19)	(10)
Decreases resulting from the lapse of applicable statutes of limitation	–	–	(7)
Net increases (decreases) due to translation and interest	(2)	(2)	1

Balance at end of year	$97	$103	$121

The Company has a $97 million accrual for unrecognized tax benefits at December 31, 2014, for which the majority of the uncertainties surrounding the benefits are expected to be settled during the next twelve-month period as a result of the conclusion of various income tax audits or due to the expiration of the applicable statute of limitations. The Company is not currently aware of any material amounts included as unrecognized tax benefits at December 31, 2014 that, if recognized, would not impact the Company’s future effective income tax rate.

There were no material payments for interest or penalties for the years ended December 31, 2014, 2013 or 2012. Also, there were no material accruals for unpaid interest or penalties at December 31, 2014 or 2013.

The Company and its subsidiaries file income tax returns in the United States, various domestic states and localities and in many foreign jurisdictions. The earliest years’ tax returns filed by the Company that are still subject to examination by authorities in the major tax jurisdictions are as follows:

United States	United Kingdom	Canada	France	Germany	Norway	Singapore	Italy
2011	2012	2006	2012	2008	2010	2010	2008

At December 31, 2014, the Company had net operating loss and credit carryforwards in numerous jurisdictions with various expiration periods, including certain jurisdictions which have no expiration period.  Changes in the Company’s valuation allowances against these net operating loss and credit carryforwards and other deferred tax assets were as follows:

	Year Ended December 31,
(dollars in millions)	2014	2013	2012

Balance at beginning of year	$59	$84	$30
Valuation allowances for unutilized net operating losses and excess foreign tax credits generated in the current year	25	11	36
Change in valuation allowances related to prior years	(2)	(16)	19
Write-off of valuation allowances and associated deferred tax assets for certain losses that have no possibility of being utilized	–	(19)	–
Effect of translation	(3)	(1)	(1)

Balance at end of year	$79	$59	$84

The Company has considered all available evidence in assessing the need for the valuation allowance, including future taxable income, future foreign source income, and ongoing prudent and feasible tax planning strategies. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the net deferred tax assets would be charged to income in the period such determination was made.

Tax attribute carryforwards which are available for use on future income tax returns at December 31, 2014 are as follows:

(dollars in millions)	Domestic	Foreign	Expiration

Net operating losses - regular income tax	$–	$381	2018 - Indefinite
Net operating losses – state income tax	$6	$–	2018 – 2034
Foreign tax credits	$93	$–	2016 – 2024

The tax benefit that the Company receives with respect to certain stock compensation plan transactions is credited to capital in excess of par value and does not reduce income tax expense. This benefit amounted to $6 million, $10 million and $12 million in 2014, 2013 and 2012, respectively.

The Company considers all unremitted earnings of its foreign subsidiaries, except certain amounts primarily earned before 2003, certain amounts earned during 2009, certain amounts earned by NATCO, and amounts previously subjected to tax in the U.S., to be permanently reinvested. An estimate of the amounts considered permanently reinvested is $5.1 billion. It is not practical for the Company to compute the amount of additional U.S. tax that would be due on this amount. The Company has provided deferred income taxes on the earnings that the Company anticipates will be remitted.

The Company operates in jurisdictions, primarily Singapore and Malaysia, in which it has been granted tax holidays. The benefit of these holidays for 2014, 2013 and 2012 was approximately $11 million, $3 million and $2 million, respectively.

Note 14: Stockholders’ Equity

Common Stock

The Company’s Board of Directors has given management the authority to purchase approximately $3.8 billion of the Company’s common stock.  The Company, under this authorization, may purchase shares directly or indirectly by way of open market transactions or structured programs, including the use of derivatives, for the Company’s own account or through commercial banks or financial institutions.  At December 31, 2014, the Company had remaining authority for future stock purchases totaling approximately $476 million.

Changes in the number of shares of the Company’s outstanding stock for the last three years were as follows:

	Common Stock	Treasury Stock	Shares Outstanding

Balance - December 31, 2011	263,111,472	(17,579,397)	245,532,075

Purchase of treasury stock	–	(412,800)	(412,800)
Stock issued under stock compensation plans	–	1,576,861	1,576,861

Balance - December 31, 2012	263,111,472	(16,415,336)	246,696,136

Purchase of treasury stock	–	(26,955,623)	(26,955,623)
Stock issued under stock compensation plans	–	1,687,795	1,687,795

Balance - December 31, 2013	263,111,472	(41,683,164)	221,428,308

Purchase of treasury stock	–	(27,970,492)	(27,970,492)
Stock issued under stock compensation plans	–	1,514,629	1,514,629

Balance - December 31, 2014	263,111,472	(68,139,027)	(194,972,445)

At December 31, 2014, 17,447,056 shares of unissued common stock or treasury stock were reserved for future issuance relating to previous grants of options, deferred stock units, restricted stock units and other awards under various stock compensation plans that were still outstanding at December 31, 2014, and for future available grants under those plans.

Preferred Stock

The Company is authorized to issue up to 10 million shares of preferred stock, par value of $0.1 per share.  Shares of preferred stock may be issued in one or more series of classes, each of which series or class shall have such distinctive designation or title and terms as shall be fixed by the Board of Directors of the Company prior to issuance of any shares.

Retained Earnings

Delaware law, under which the Company is incorporated, provides that dividends may be declared by the Company’s Board of Directors from a current year’s earnings as well as from the total of capital in excess of par value plus the retained earnings, which amounted to approximately $8.9 billion at December 31, 2014.

In addition, dividends to be paid by OneSubsea to the venture partners require approval by the Board of Directors of OneSubsea.

Note 15: Accumulated Other Elements of Comprehensive Income (Loss)

Accumulated other elements of comprehensive income (loss) comprised the following:

(dollars in millions)	Accumulated Foreign Currency Translation Gain (Loss)	Prior Service Credits and Net Actuarial Losses	Accumulated Gain (Loss) on Cash Flow Hedges	Total	Other Comprehensive Income

Balance at December 31, 2011	$(29)	$(56)	$(6)	$(91)

Foreign currency translation gain (loss)	75	–	–	75	$75
Actuarial gains (losses) recognized in other comprehensive income, net of tax	–	(33)	–	(33)	(33)
Amortization of actuarial (gains) losses, net of tax	–	2	–	2	2
Gain (loss) on derivatives recognized in other comprehensive income, net of tax	–	–	10	10	10
(Gain) loss on derivatives reclassified from accumulated other comprehensive income, net of tax			7	7	7
Balance at December 31, 2012	46	(87)	11	(30)	$61

Foreign currency translation gain (loss)	(95)	–	–	(95)	$(95)
Actuarial gains (losses) recognized in other comprehensive income, net of tax	–	40	–	40	40
Amortization of actuarial (gains) losses, net of tax	–	2	–	2	2
Gain (loss) on derivatives recognized in other comprehensive income, net of tax	–	–	6	6	6
(Gain) loss on derivatives reclassified from accumulated other comprehensive income, net of tax	–	–	(3)	(3)	(3)
Balance at December 31, 2013	(49)	(45)	14	(80)	$(50)

Foreign currency translation gain (loss)	(379)	–	–	(379)	$(379)
Actuarial gains (losses) recognized in other comprehensive income, net of tax	–	(31)	–	(31)	(31)
Curtailment and settlement gains (losses) recognized in other comprehensive income, net of tax	–	(3)	–	(3)	(3)
Amortization of actuarial (gains) losses, net of tax	–	1	–	1	1
Gain (loss) on derivatives recognized in other comprehensive income, net of tax	–	–	(52)	(52)	(52)
(Gain) loss on derivatives reclassified from accumulated other comprehensive income, net of tax	–	–	4	4	4

Balance of December 31, 2014	$(428)	$(78)	$(34)	$(540)	$(460)

Note 16: Business Segments

The Company’s segment reporting changed in 2014 resulting in the business being organized into four segments – Subsea, Surface, Drilling and Valves & Measurement (V&M).  Historical information by segment for 2012 and 2013 has been retrospectively revised to conform to the 2014 presentation.

The Subsea segment includes the operations of OneSubsea, a business jointly owned by Cameron (60%) and Schlumberger (40%).  The Subsea segment delivers integrated solutions, products, systems and services to the subsea oil and gas market, including integrated subsea production systems involving wellheads, subsea trees, manifolds and flowline connectors, subsea processing systems for the enhanced recovery of hydrocarbons, control systems, connectors and services designed to maximize reservoir recovery and extend the life of each field.

The Surface segment provides onshore and offshore platform wellhead systems and processing solutions, including valves, chokes, actuators, Christmas trees and aftermarket services to oil and gas operators.  Rental equipment and artificial lift technologies are also provided, as well as products and services involving shale gas production.

One of the major services provided by the Surface segment is CAMSHALE™ Production Solutions, which specializes in shale gas production.  In this process, intense pressure from fracing fluid (usually a mixture of water and sand) is used to crack surrounding shale.  Once the fractures are made, the water is removed from the well bore and the sand is left behind to hold the fractures open.  Oil and natural gas then moves out of the fractures, into the well bore, and up to the surface.

The Drilling segment provides drilling equipment and aftermarket services to shipyards, drilling contractors, exploration & production operators and rental tool companies.  Products fall into two broad categories: pressure control equipment and rotary drilling equipment and are designed for either onshore or offshore applications.  Such products include drilling equipment packages, blowout preventers (BOPs), BOP control systems, connectors, riser systems, valve and choke manifold systems, topdrives, mud pumps, pipe handling equipment, rig designs and rig kits.

The V&M segment businesses serve portions of the upstream, midstream and downstream markets.  These businesses provide valves and measurement systems that are primarily used to control, direct and measure the flow of oil and gas as they are moved from individual wellheads through flow lines, gathering lines and transmission systems to refineries, petrochemical plants and industrial centers for processing. Products include gate valves, butterfly valves, Orbit® brand rising stem ball valves, double block and bleed valves, plug valves, globe valves, check valves, actuators, chokes and aftermarket parts and services as well as measurement equipment products such as totalizers, turbine meters, flow computers, chart recorders, ultrasonic flow meters and sampling systems.

The Company’s primary customers are oil and gas majors, national oil companies, independent producers, engineering and construction companies, drilling contractors, rental companies, geothermal energy and independent power producers, pipeline operators, major chemical, petrochemical and refining companies, natural gas processing and transmission companies, compression leasing companies, durable goods manufacturers, utilities and air separation companies.

The Company markets its equipment through a worldwide network of sales and marketing employees supported by agents and distributors in selected international locations. Due to the extremely technical nature of many of the products, the marketing effort is further supported by a staff of engineering employees.

The Company expenses all research and product development and enhancement costs as incurred, or if incurred in connection with a product ordered by a customer, when the revenue associated with the product is recognized. For the years ended December 31, 2014, 2013 and 2012, research and product development expenditures, including amounts incurred on projects designed to enhance or add to its existing product offerings, totaled approximately $128 million, $83 million and $63 million, respectively. The Subsea segment accounted for 58%, 44% and 47% of each respective year’s total costs.

Summary financial data by segment follows:

	Year Ended December 31,
(dollars in millions)	2014	2013	2012

Revenues:
Subsea	$3,067	$2,813	$2,061
Surface	2,411	2,077	1,859
Drilling	3,049	2,327	1,807
V&M	2,125	2,105	2,168
Elimination of intersegment revenues	(271)	(184)	(100)
Consolidated revenues	$10,381	$9,138	$7,795

Depreciation and amortization:
Subsea	$113	$85	$57
Surface	126	106	85
Drilling	60	60	46
V&M	49	47	50
Consolidated depreciation and amortization	$348	$298	$238

Segment operating income before interest and income taxes:
Subsea	$207	$152	$72
Surface	427	367	315
Drilling	474	311	329
V&M	393	414	396
Elimination of intersegment earnings	(74)	(35)	(21)
Segment operating income before interest and income taxes	1,427	1,209	1,091
Corporate items:
Corporate expenses	(145)	(162)	(126)
Interest, net	(129)	(100)	(90)
Other costs	(73)	(92)	(33)
Consolidated income from continuing operations before income taxes	$1,080	$855	$842

Capital expenditures:
Subsea	$70	$80	$82
Surface	125	156	132
Drilling	38	111	97
V&M	49	58	30
Corporate	96	102	69
Discontinued operations	7	13	17
Consolidated capital expenditures	$385	$520	$427

Total assets:
Subsea	$5,571	$5,897	$3,364
Surface	2,756	2,705	2,307
Drilling	3,011	3,076	2,413
V&M	1,633	1,765	1,743
Corporate	581	844	1,376
Discontinued operations	217	616	615
Elimination of intersegment investments	(877)	(654)	(660)
Consolidated total assets	$12,892	$14,249	$11,158

For internal management reporting, and therefore in the above segment information, “Corporate items” include governance expenses associated with the Company’s corporate office, as well as all of the Company’s interest income, interest expense, certain litigation expense managed by the Company’s General Counsel, foreign currency gains and losses from certain derivative and intercompany lending activities managed by the Company’s centralized Treasury function, all of the Company’s pension settlement costs, asset impairment and restructuring expenses, acquisition-related costs and various other unusual or one-time costs that are not considered a component of segment operating income. Consolidated interest income and expense are treated as a corporate item because cash equivalents, short-term investments and debt, including location, type, currency, etc., are managed on a worldwide basis by the Corporate Treasury Department.

Customer revenue by shipping location and long-lived assets by country were as follows:

	Year Ended December 31,
(dollars in millions)	2014	2013	2012

Revenues:
United States	$4,689	$4,311	$4,058
United Kingdom	964	822	612
Other foreign countries	4,728	4,005	3,125

Total revenues	$10,381	$9,138	$7,795

	December 31,
(dollars in millions)	2014	2013	2012

Long-lived assets:
United States	$2,367	$2,670	$2,532
United Kingdom	219	197	170
Other foreign countries	2,567	2,999	1,323

Total long-lived assets	$5,153	$5,866	$4,025

Note 17: Earnings Per Share

The calculation of basic and diluted earnings per share for each period presented was as follows:

	Year Ended December 31,
(amounts in millions, except per share data)	2014	2013	2012

Net income attributable to Cameron	$811	$699	$751

Average shares outstanding (basic)	204	242	246
Common stock equivalents	1	2	2

Shares utilized in diluted earnings per share calculation	205	244	248

Earnings per share attributable to Cameron stockholders:
Basic	$3.98	$2.89	$3.05
Diluted	$3.96	$2.87	$3.03

Note 18: Summary of Non-cash Operating, Investing and Financing Activities

The effect on net assets of non-cash operating, investing and financing activities was as follows:

(dollars in millions)	2014	2013	2012

Tax benefit of stock compensation plan transactions	$6	$10	$12
Change in fair value of derivatives accounted for as cash flow hedges, net of tax	$(76)	$14	$10
Actuarial gain (loss), net, related to defined benefit pension and postretirement benefit plans	$(35)	$13	$(34)

Note 19: Off-Balance Sheet Risk and Guarantees, Concentrations of Credit Risk and Fair Value of Financial Instruments

Off-Balance Sheet Risk and Guarantees

At December 31, 2014, the Company was contingently liable with respect to approximately $1.1 billion of bank guarantees and standby letters of credit issued on its behalf by major domestic and international financial institutions in connection with the delivery, installation and performance of the Company’s products under contract with customers throughout the world. The Company was also liable to these financial institutions for financial letters of credit and other guarantees issued on its behalf totaling nearly $52 million, which provide security to third parties relating to the Company’s ability to meet specified financial obligations, including payment of leases, customs duties, insurance and other matters. Additionally, the Company was liable for approximately $28 million of insurance bonds at December 31, 2014 relating to the requirements in certain foreign jurisdictions where the Company does business that the Company hold insurance bonds rather than bank guarantees.

The Company’s other off-balance sheet risks were not material at December 31, 2014.

Concentrations of Credit Risk and Major Customers

Apart from its normal exposure to its customers, who are predominantly in the energy industry, the Company had no significant concentrations of credit risk at December 31, 2014. The Company typically does not require collateral for its customer trade receivables but does often obtain letters of credit from third-party banks as security for future payment on certain large product shipments.  Allowances for doubtful accounts are recorded for estimated losses that may result from the inability of customers to make required payments.  See Note 5 of the Notes to Consolidated Financial Statements for additional information.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, trade receivables, trade payables, derivative instruments and debt instruments. The book values of trade receivables, trade payables and floating-rate debt instruments are considered to be representative of their respective fair values.

Following is a summary of the Company’s financial instruments which have been valued at fair value in the Company’s Consolidated Balance Sheets at December 31, 2014 and 2013:

	Fair Value Based on Quoted Prices in Active Markets for Identical Assets (Level 1)		Fair Value Based on Significant Other Observable Inputs (Level 2)		Total
(dollars in millions)	2014	2013	2014	2013	2014	2013

Cash and cash equivalents:
Cash	$616	$618	$–	$–	$616	$618
Money market funds	842	1,172	–	–	842	1,172
Commercial paper	–	–	13	4	13	4
U.S. treasury securities	5	–	–	–	5	–
U.S. corporate obligations	4	–	–	–	4	–
Non-U.S. bank and other obligations	33	19	–	–	33	19
Short-term investments:
Commercial paper	–	–	11	–	11	–
U.S. Treasury securities	51	41	–	–	51	41
U.S. corporate obligations	51	–	–	–	51	–
Non-qualified plan assets:
Money market funds	1	1	–	–	1	1
Domestic bond funds	3	3	–	–	3	3
Domestic equity funds	5	5	–	–	5	5
International equity funds	3	3	–	–	3	3
Blended equity funds	5	4	–	–	5	4
Common stock	2	2	–	–	2	2
Derivatives, net asset (liability):
Foreign currency contracts	–	–	(99)	19	(99)	19
Total financial instruments	$1,621	$1,868	$(75)	$23	$1,546	$1,891

Fair values for financial instruments utilizing level 2 inputs were determined from information obtained from third-party pricing sources, broker quotes, calculations involving the use of market indices or mutual fund unit values determined based upon the valuation of the funds’ underlying assets.

At December 31, 2014, the fair value of the Company’s fixed-rate debt (based on Level 1 quoted market rates) was approximately $2.9 billion as compared to the $2.7 billion face value of the debt recorded, net of original issue discounts, in the Company’s Consolidated Balance Sheet.  At December 31, 2013, the fair value of the Company’s fixed-rate debt (based on Level 1 quoted market rates) was approximately $2.7 billion as compared to the $2.5 billion face value of the debt.

Derivative Contracts

In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into foreign currency forward contracts to hedge specific large anticipated receipts or disbursements in currencies for which the Company does not have fully offsetting local currency expenditures or receipts. The Company was party to a number of long-term foreign currency forward contracts at December 31, 2014. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling, valve or other equipment contracts. Many of these contracts have been designated as and are accounted for as cash flow hedges with changes in the fair value of those contracts recorded in accumulated other elements of comprehensive income (loss) in the period such change occurs.  Certain other contracts, many of which are centrally managed, are intended to offset other foreign currency exposures but have not been designated as hedges for accounting purposes and, therefore, any change in the fair value of those contracts are reflected in earnings in the period such change occurs.  The Company determines the fair value of its outstanding foreign currency forward contracts based on quoted exchange rates for the respective currencies applicable to similar instruments.

Total gross volume bought (sold) by notional currency and maturity date on open foreign currency forward contracts at December 31, 2014 was as follows:

	Notional Amount - Buy				Notional Amount - Sell
(in millions)	2015	2016	2017	Total	2015	2016	Total

Foreign exchange forward contracts -
Notional currency in:
Euro	200	14	–	214	(10)	(1)	(11)
Malaysian ringgit	377	51	–	428	(29)	–	(29)
Norwegian krone	895	117	4	1,016	(96)	(44)	(140)
Pound Sterling	110	5	–	115	(22)	(1)	(23)
U.S. dollar	60	–	–	60	(635)	(47)	(682)

Foreign exchange option contracts -
Notional currency in:
U.S. dollar	87	–	–	87	–	–	–

While the Company and its counterparties have the right to offset gains and losses on different derivative contracts under certain circumstances, the Company’s policy is to record its derivative contracts on a gross basis.  The fair values of derivative financial instruments recorded in the Company’s Consolidated Balance Sheets were as follows:

	December 31,
	2014		2013
(dollars in millions)	Assets	Liabilities	Assets	Liabilities

Derivatives designated as hedges:
Foreign exchange contracts –
Current	$8	$83	$28	$10
Non-current	1	12	3	2
Total derivatives designated as hedges	9	95	31	12

Derivatives not designated as hedges:
Foreign exchange contracts –
Current	1	14	6	6
Non-current	–	–	–	–
Total derivatives not designated as hedges	1	14	6	6

Total derivatives	$10	$109	$37	$18

The after-tax loss on cash flow hedges included in accumulated other elements of comprehensive income and in noncontrolling interests totaled $47 million at December 31, 2014.  Approximately $38 million (after-tax) is expected to be recognized as a reduction in earnings in 2015.

The amount of pre-tax gain (loss) from the ineffective portion of derivatives designated as hedging instruments and from derivatives not designated as hedging instruments was:

	Year Ended December 31,
(dollars in millions)	2014	2013	2012

Derivatives designated as hedging instruments:
Foreign currency contracts –
Cost of sales	$(7)	$1	$–

Derivatives not designated as hedging instruments:
Foreign currency contracts –
Cost of sales	(11)	7	2
Other costs	(8)	(1)	16

Total pre-tax gain (loss)	$(26)	$7	$18

Note 20: Contingencies

The Company is subject to a number of contingencies, including litigation, tax contingencies and environmental matters.

Litigation

The Company has been and continues to be named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits. At December 31, 2014, the Company’s Consolidated Balance Sheet included a liability of approximately $17 million for such cases. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

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

The Company has been assessed customs duties and penalties by the government of Brazil totaling almost $50 million at December 31, 2014, including interest accrued at local country rates, following a customs audit for the years 2003-2010.  The Company filed an administrative appeal and believes a majority of this assessment will ultimately be proven to be incorrect because of numerous errors in the assessment, and because the government has not provided appropriate supporting documentation for the assessment.  As a result, the Company currently expects no material adverse impact on its results of operations or cash flows as a result of the ultimate resolution of this matter.  No amounts have been accrued for this assessment as of December 31, 2014 as no loss is currently considered probable.

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

The Company is engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality ("TCEQ") at a former manufacturing location in Houston, Texas and had been engaged in one at a former manufacturing location in Missouri City, Texas.  With respect to the Missouri City site, the Company received a Certificate of Completion from the TCEQ on February 17, 2015.  With respect to the Houston site, in 2001, the Company discovered that contaminated underground water had migrated under an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners. Concerns over the impact on property values of the underground water contamination and its public disclosure led to a number of claims by homeowners.  The Company has settled these claims, primarily as a result of the settlement of a class action lawsuit, and is obligated to reimburse approximately 190 homeowners for any diminution in value of their property due to contamination concerns at the time of the property's sale. Test results of monitoring wells on the southeastern border of the plume indicate that the plume is moving in a new direction, likely as a result of a ground water drainage system completed as part of an interstate highway improvement project.  As a result, the Company notified 39 additional homeowners, and may provide notice to additional homeowners, whose property is adjacent to the class area that their property may be affected. The Company continues to monitor the situation to determine whether additional remedial measures would be appropriate.  The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements as well as any possible new claims that may be filed with respect to this underground water contamination will not have a material adverse effect on its financial position or results of operations. The Company's Consolidated Balance Sheet included a noncurrent liability of approximately $7 million for these matters as of December 31, 2014.

Additionally, the Company has discontinued operations at a number of other sites which had been active for many years and which may have yet undiscovered contamination. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At December 31, 2014, the Company's Consolidated Balance Sheet included a noncurrent liability of nearly $3 million for these environmental matters.

Note 21: Recently Issued Accounting Pronouncements

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

Note 22: Unaudited Quarterly Operating Results

Unaudited quarterly operating results were as follows:

	2014 (quarter ended)
(dollars in millions, except per share data)	March 31,	June 30,	September 30,	December 31,

Revenues	$2,329	$2,570	$2,678	$2,804
Revenues less cost of sales (exclusive of depreciation and amortization)	$639	$720	$763	$795
Other costs (credits)	$49	$(6)	$19	$11
Net income	$115	$233	$238	$262
Net income attributable to noncontrolling interests	$4	$12	$13	$8
Net income attributable to Cameron stockholders	$111	$221	$225	$254

Earnings per share attributable to Cameron stockholders:
Basic	$0.51	$1.08	$1.12	$1.30
Diluted	$0.51	$1.08	$1.11	$1.28

	2013 (quarter ended)
(dollars in millions, except per share data)	March 31,	June 30,	September 30,	December 31,

Revenues	$1,956	$2,134	$2,317	$2,731
Revenues less cost of sales (exclusive of depreciation and amortization)	$574	$620	$668	$758
Other costs (credits)	$31	$36	$14	$11
Net income	$149	$140	$192	$243
Net income attributable to noncontrolling interests	$–	$–	$3	$22
Net income attributable to Cameron stockholders	$149	$140	$189	$221

Earnings per share attributable to Cameron stockholders:
Basic	$0.60	$0.57	$0.78	$0.96
Diluted	$0.60	$0.57	$0.78	$0.94

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	The Company carried out an evaluation, under the supervision and with the participation of the Company’s Sarbanes-Oxley Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2014. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control over Financial Reporting - The report of management of the Company regarding internal control over financial reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K under the caption “Management’s Report on Internal Control over Financial Reporting” and incorporated herein by reference.

(c)	Attestation Report of Independent Registered Public Accounting Firm - The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.

(d)	Changes in Internal Control over Financial Reporting – There were no changes made in the Company’s internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Section 16(a) compliance, the Audit Committee, the Company’s Code of Business Ethics and Ethics for Directors, shareholder nominating procedures and background of the directors appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance”, “Election of Directors”, and “Security Ownership of Management” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

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

The information concerning "Executive Compensation" required by Item 11 shall be included in the Proxy Statement to be filed relating to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" required by Item 12 shall be included in our Proxy Statement to be filed relating to the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning the Company's "Policy on Related Person Transactions" and "Director Independence" required by Item 13 shall be included in our Proxy Statement to be filed relating to the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning "Principal Accounting Firm Fees" required by Item 14 shall be included in the Proxy Statement to be filed relating to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Cameron International Corporation

We have audited the consolidated financial statements of Cameron International Corporation (the Company) as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and have issued our report thereon dated February 20, 2015 (included in Part II, Item 8 of this Form 10-K).  Our audits also included the financial statement schedule included in Item 15(a)(2) of this Form 10-K.  This schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Houston, Texas
February 20, 2015

Schedule II - Valuation and Qualifying Accounts
(dollars in millions)

		Additions
FOR THE YEAR ENDED	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (a)	Translation	Balance at end of period

DECEMBER 31, 2014:
Allowance for doubtful accounts	$21	$10	$8	$(5)	$(2)	$32
Allowance for obsolete and excess inventory	$109	$65	$(3)	$(21)	$(5)	$145
DECEMBER 31, 2013:
Allowance for doubtful accounts	$8	$14	$–	$(1)	$–	$21
Allowance for obsolete and excess inventory	$89	$28	$4	$(12)	$–	$109
DECEMBER 31, 2012:
Allowance for doubtful accounts	$10	$1	$–	$(3)	$–	$8
Allowance for obsolete and excess inventory	$82	$21	$(2)	$(12)	$–	$89

(a)	Discontinued operations, write-offs of uncollectible receivables, deductions for collections of previously reserved receivables and write-offs of obsolete inventory.

All other financial schedules are not required under the related instructions, or are inapplicable and therefore have been omitted.

EXHIBIT INDEX

Exhibit Number	Exhibit Index Description

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

10.1*	Cameron International Corporation Retirement Savings Plan, as Amended and Restated, effective January 1, 2014.

10.2
Merger of the NATCO Group Profit Sharing And Savings Plan with and into the Cameron International Corporation Retirement Savings Plan, effective March 17, 2010, filed as Exhibit 10.49 to the Annual Report on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.3*	OneSubsea Retirement Savings Plan, as Amended and Restated effective January 1, 2015.

10.4	The Company's Deferred Compensation Plan for Non-Employee Directors, filed as Exhibit 10.41 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.5
The Amended and Restated Cameron International Corporation Nonqualified Deferred Compensation Plan, effective January 1, 2013 filed as Exhibit 10.18 to the Annual Report on Form 10-K for 2012 of the Company, and incorporated herein by reference.

10.6*	The 2011 Management Incentive Compensation Plan, as Amended and Restated October 16, 2014, of the Company.

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

10.9
Form of Change of Control Agreement, effective December 18, 2008, by and between the Company and John Bartos, Hal J. Goldie, William C. Lemmer, Joseph H. Mongrain, Jack B. Moore and Charles M. Sledge filed as Exhibit 10.17 to the Annual Report on Form 10-K for 2008 of the Company, and incorporated herein by reference.

10.10
Form of Change in Control Agreement, effective June 16, 2009, by and between the Company and Mr. H. Keith Jennings, filed as Exhibit 10.52 to the Annual Report on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.11
Form of Change in Control Agreement, effective November 16, 2013, by and between the Company and Steven P. Geiger, R. Scott Rowe, Gary M. Halverson, Owen Serjeant, Brent Baumann, Mark Cordell, Hunter Jones, and Stefan Radwanski, filed as Exhibit 10.11 to the Annual Report on Form 10-K for 2013 of the Company, and incorporated herein by reference.

10.12*	Form of Change in Control Agreement, effective July 1, 2014, by and between the Company and Dennis S. Baldwin and Douglas E. Meikle.

10.13*	Form of Change in Control Agreement, effective August 7, 2014, by and between the Company and Steven W. Roll.

10.14*	Form of Change in Control Agreement, effective December 9, 2014, by and between the Company and William S. Lamb.

10.15	Form of Executive Severance Program of the Company, effective October 17, 2012 filed as Exhibit 10.27 to the Annual Report on Form 10-K for 2012 of the Company, and incorporated herein by reference.

10.16
Form of Indemnification Agreement, effective February 20, 2003, by and between the Company and C. Baker Cunningham, Sheldon R. Erikson, Michael E. Patrick and Bruce W. Wilkinson, filed as Exhibit 10.32 to the Annual Report on Form 10-K/A for 2002 of the Company, and incorporated herein by reference.

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

10.19
Form of Indemnification Agreement, effective June 12, 2009, by and between the Company and Jon Erik Reinhardsen, filed as Exhibit 10.28 to the Annual Report on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.20
Form of Indemnification Agreement, effective August 13, 2007, by and between the Company and William C. Lemmer and Joseph H. Mongrain, filed as Exhibit 10.50 to the Annual Report on Form 10-K for 2010 of the Company, and incorporated herein by reference.

Exhibit Number	Exhibit Index Description

10.21
Form of Indemnification Agreement, effective January 1, 2011, by and between the Company and John C. Bartos, Mark L. Carter, Gary Devlin, Brad Eastman, Kevin Fleming, Hal J. Goldie, Gary M. Halverson, Grace B. Holmes, H. Keith Jennings, Jack B. Moore, Owen Serjeant, Charles M. Sledge, Edward E. Will and Amber Wootton, filed as Exhibit 10.51 to the Annual Report on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.22
Form of Indemnification Agreement, effective October 18, 2011, by and between the Company and Rodolfo Landim, filed as Exhibit 10.47 to the Annual Report on Form 10-K for 2011 of the Company, and incorporated herein by reference.

10.23
Form of Indemnification Agreement, by and between the Company and William G. Lamb effective April 12, 2012, and James T. Hackett effective August 1, 2012, filed as Exhibit 10.36 to the Annual Report on Form 10-K for 2012 of the Company, and incorporated herein by reference.

10.24
Form of Indemnification Agreement, effective December 9, 2013, by and between the Company and H. Paulett Eberhart, filed as Exhibit 10.22 to the Annual Report on Form 10-K for 2013 of the Company, and incorporated herein by reference.

10.25
Consent and Third Amendment to Credit Agreement, dated as of June 28, 2013, among the Company and certain of its subsidiaries and the banks named therein and Citibank N.A., filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 2, 2013 of the Company, and incorporated herein by reference.

10.26
Consent and Fourth Amendment to Credit Agreement, dated as of April 14, 2008, among the Company and certain of its subsidiaries and the banks named therein and JPMorgan Chase Bank, N.A., as agent, filed as Exhibit 10.1 to the Current Report on Form 8-K dated April 14, 2008, of the Company, and incorporated herein by reference.

10.27
Credit Agreement, dated as of April 11, 2014, among the Company and certain of its subsidiaries and the banks named therein and Citibank, N.A., filed as Exhibit 10.1 to the Current Report on Form 8-K dated April 11, 2014, of the Company, and incorporated herein by reference.

10.28	Form of Stock Option Agreement for stock option grants dated November 10, 2005, filed as Exhibit 10.47 to the Annual Report on Form 10-K for 2005 of the Company, and incorporated herein by reference.

10.29
Form of Stock Option Agreement for stock option grants dated on or after April 1, 2009, filed as Exhibit 10.30 to the Annual Report on Form 10-K for 2009 of the Company, and incorporated herein by reference.

10.30
Form of Stock Option Agreement for stock option grants dated on or after October 20, 2010, filed as Exhibit 10.39 to the Annual Report on Form 10-K for 2010 of the Company, and incorporated herein by reference.

10.31	Form of Amendment dated October 20, 2010 to Stock Option Agreement, filed as Exhibit 10.49 to the Annual Report on Form 10-K for 2011 of the Company, and incorporated herein by reference.

10.32
Form of Stock Option Agreement for stock option grants dated on or after October 18, 2012, filed as Exhibit 10.46 to the Annual Report on Form 10-K for 2012 of the Company, and incorporated herein by reference.

10.33
Form of Stock Option Agreement for stock options granted on or after  October 17, 2013, filed as Exhibit 10.45 to the Annual Report on Form 10-K for 2013 of the Company, and incorporated herein by reference.

Exhibit Number	Exhibit Index Description

10.34*	Form of Stock Option Agreement for stock option grants dated on or after October 16, 2014.

10.35
Form of Grant Agreement for restricted stock units granted on or after June 21, 2012, filed as Exhibit 10.50 to the Annual Report on Form 10-K for 2012 of the Company, and incorporated herein by reference.

10.36
Form of Grant Agreement for restricted stock units granted on or after January 1, 2013, filed as Exhibit 10.51 to the Annual Report on Form 10-K for 2012 of the Company, and incorporated herein by reference.

10.37
Form of Grant Agreement for restricted stock units granted on or after October 17, 2013, filed as Exhibit 10.46 to the Annual Report on Form 10-K for 2013 of the Company, and incorporated herein by reference.

10.38*	Form of Grant Agreement for restricted stock units granted on or after October 16, 2014.

10.39
Form of Grant Agreement for restricted stock units for Executive Officers granted on or after October 17, 2013, filed as Exhibit 10.47 to the Annual Report on Form 10-K for 2013 of the Company, and incorporated herein by reference.

10.40*	Form of Grant Agreement for restricted stock units for Executive Officers granted on or after October 16, 2014.

10.41
Form of Grant Agreement for performance-based restricted stock units granted on or after January 1, 2012, filed as Exhibit 10.54 to the Annual Report on Form 10-K for 2012 of the Company, and incorporated herein by reference.

10.42
Form of Grant Agreement for performance-based restricted stock units granted on or after January 1, 2013, filed as Exhibit 10.55 to the Annual Report on Form 10-K for 2012 of the Company, and incorporated herein by reference.

10.43
Form of Grant Agreement for performance-based restricted stock unit awards grants on or after January 1, 2014, filed as Exhibit 10.44 to the Annual Report on Form 10-K for 2013 of the Company, and incorporated herein by reference.

10.44*	Form of Grant Agreement for performance-based restricted stock unit awards grants on or after January 1, 2015.

10.45
Form of Deferred Stock Unit Agreement for restricted stock units for non-employee directors granted on or after December 9, 2013, filed as Exhibit 10.48 to the Annual Report on Form 10-K for 2013 of the Company, and incorporated herein by reference.

10.46*	Form of Deferred Stock Unit Agreement for restricted stock units for non-employee directors granted on or after May 17, 2014.

Exhibit Number	Exhibit Index Description

10.47	NATCO Group, Inc. 1998 Employee Stock Option Plan, filed as Exhibit 10.3 to NATCO’s Proxy Statement on Form S-1 (No. 333-48851), and incorporated herein by reference.

10.48	NATCO Group, Inc. 2004 Stock Incentive Plan, filed as Appendix B to NATCO’s Proxy Statement dated May 27, 2004, and incorporated herein by reference.

10.49	OneSubsea LLC Nonqualified Deferred Compensation Plan, effective April 1, 2013, filed as Exhibit 4.5 to the Form S-8 dated June 25, 2013 and incorporated herein by reference.

14.1	Code of Ethics for Management Personnel, including Senior Financial Officers, filed as Exhibit 14.2 to the Annual Report on Form 10-K for 2004 of the Company, and incorporated herein by reference.

14.2*	Cameron Code of Conduct, effective April, 2013.

14.3*	Code of Ethics for Directors effective August 8, 2014.

21.1*	Subsidiaries of registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification.

31.2*	Certification.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Exhibit Index Description

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMERON INTERNATIONAL CORPORATION
Registrant

By:	/s/ Dennis S. Baldwin
(Dennis S. Baldwin)
Vice President, Controller and Chief Accounting Officer
(principal accounting officer)

Date: February 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 20th day of February, 2015, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ C. Baker Cunningham
(C. Baker Cunningham)	Director

/s/ H. Paulett Eberhart
(H. Paulett Eberhart)	Director

/s/ Sheldon R. Erikson
(Sheldon R. Erikson)	Director

/s/ Peter J. Fluor
(Peter J. Fluor)	Director

/s/ Douglas L. Foshee
(Douglas L. Foshee)	Director

/s/ James T. Hackett
(James T. Hackett)	Director

/s/ Rodolfo Landim
(Rodolfo Landim)	Director

/s/ Jack B. Moore
(Jack B. Moore)	Chairman of the Board and Chief Executive Officer
(principal executive officer)
/s/ Michael E. Patrick
(Michael E. Patrick)	Director

/s/ Jon Erik Reinhardsen
(Jon Erik Reinhardsen)	Director

/s/ Bruce W. Wilkinson
(Bruce W. Wilkinson)	Director

/s/ Charles M. Sledge	Senior Vice President and Chief Financial Officer
(Charles M. Sledge)	(principal financial officer)