Form 10-Q
period 2015-03-31
CAMERON INTERNATIONAL CORP
filed 2015-04-24
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Yes ☐ No ☑

Number of shares outstanding of issuer's common stock as of April 15, 2015 was 191,405,658.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(dollars and shares in millions, except per share data)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
REVENUES	$2,273	$2,329
COSTS AND EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,608	1,690
Selling and administrative expenses	286	318
Depreciation and amortization	89	85
Interest, net	38	32
Asset impairment charges (see Note 3)	553	40
Other costs (see Note 3)	24	9
Total costs and expenses	2,598	2,174

Income (loss) from continuing operations before income taxes	(325)	155
Income tax provision	(53)	(45)
Income (loss) from continuing operations	(378)	110
Income from discontinued operations, net of income taxes	429	5
Net income	51	115

Less: Net income attributable to noncontrolling interests	2	4
Net income attributable to Cameron stockholders	$49	$111

Amounts attributable to Cameron stockholders:
Income (loss) from continuing operations	$(380)	$106
Income from discontinued operations	429	5
Net income attributable to Cameron stockholders	$49	$111

Earnings (loss) per common share attributable to Cameron stockholders:
Basic -
Continuing operations	$(1.97)	$0.49
Discontinued operations	2.22	0.02
Basic earnings per share	$0.25	$0.51
Diluted -
Continuing operations	$(1.97)	$0.49
Discontinued operations	2.22	0.02
Diluted earnings per share	$0.25	$0.51

Shares used in computing earnings per common share:
Basic	193	215
Diluted	193	216

Comprehensive income (loss)	$(239)	$141
Less: Comprehensive income (loss) attributable to noncontrolling interests	(63)	19
Comprehensive income (loss) attributable to Cameron stockholders	$(176)	$122

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in millions, except shares and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$1,322	$1,513
Short-term investments	424	113
Receivables, net	2,178	2,389
Inventories, net	2,930	2,929
Other current assets	397	391
Assets of discontinued operations	–	217
Total current assets	7,251	7,552
Plant and equipment, net	1,830	1,964
Goodwill	1,858	2,461
Intangibles, net	679	728
Other assets	187	187
TOTAL ASSETS	$11,805	$12,892

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$31	$263
Accounts payable and accrued liabilities	3,194	3,748
Accrued income taxes	393	168
Liabilities of discontinued operations	–	90
Total current liabilities	3,618	4,269
Long-term debt	2,813	2,819
Deferred income taxes	179	193
Other long-term liabilities	166	167
Total liabilities	6,776	7,448
Stockholders' Equity:
Common stock, par value $.01 per share, 400,000,000 shares authorized, 263,111,472 shares issued at March 31, 2015 and December 31, 2014	3	3
Capital in excess of par value	3,234	3,255
Retained earnings	5,680	5,631
Accumulated other elements of comprehensive income (loss)	(765)	(540)
Less: Treasury stock, 71,543,192 shares at March 31, 2015 (68,139,027 shares at December 31, 2014)	(3,949)	(3,794)
Total Cameron stockholders' equity	4,203	4,555
Noncontrolling interests	826	889
Total equity	5,029	5,444
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,805	$12,892

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Three Months Ended March 31,
	2015	2014
	(unaudited)

Cash flows from operating activities:
Net income	$51	$115
Adjustments to reconcile net income to net cash used for operating activities:
Asset impairment charges	553	40
Pre-tax gain on sale of Centrifugal Compression business	(680)	–
Depreciation	75	68
Amortization	14	19
Non-cash stock compensation expense	10	14
Deferred income taxes and tax benefit of stock compensation plan transactions	(2)	(16)
Changes in assets and liabilities, net of translation and non-cash items:
Receivables	147	(60)
Inventories	(105)	(175)
Accounts payable and accrued liabilities	(471)	(213)
Other assets and liabilities, net	215	34
Net cash used for operating activities	(193)	(174)
Cash flows from investing activities:
Pre-tax net proceeds received from sale of Centrifugal Compression business	831	–
Proceeds from sales and maturities of short-term investments	122	5
Purchases of short-term investments	(433)	(5)
Capital expenditures	(89)	(105)
Proceeds from sales of plant and equipment	6	6
Net cash provided by (used for) investing activities	437	(99)
Cash flows from financing activities:
Short-term loan borrowings (repayments), net	(201)	330
Purchase of treasury stock	(182)	(902)
Proceeds from stock option exercises, net of tax payments from stock compensation plan transactions	(8)	9
Excess tax benefits from stock compensation plan transactions	1	2
Principal payments on capital leases	(6)	(3)
Net cash used for financing activities	(396)	(564)
Effect of translation on cash	(39)	(4)
Decrease in cash and cash equivalents	(191)	(841)
Cash and cash equivalents, beginning of period	1,513	1,813
Cash and cash equivalents, end of period	$1,322	$972

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY
(dollars in millions)

	Cameron Stockholders
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Elements of Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests
	(Unaudited)

Balance at December 31, 2014	$3	$3,255	$5,631	$(540)	$(3,794)	$889
Net income	–	–	49	–	–	2
Other comprehensive income (loss), net of tax	–	–	–	(225)	–	(65)
Non-cash stock compensation expense	–	10	–	–	–	–
Purchase of treasury stock	–	–	–	–	(179)	–
Treasury stock issued under stock compensation plans	–	(31)	–	–	24	–
Tax benefit of stock compensation plan transactions	–	–	–	–	–	–
Balance at March 31, 2015	$3	$3,234	$5,680	$(765)	$(3,949)	$826

The accompanying notes are an integral part of these statements.

CAMERON INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited

Note 1: Basis of Presentation

The accompanying Unaudited Consolidated Condensed Financial Statements of Cameron International Corporation (the Company) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  Those adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial information for the interim periods, have been made.  The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto filed by the Company on Form 10-K for the year ended December 31, 2014.

Preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, estimates of total contract profit or loss on certain long-term production contracts, estimated losses on accounts receivable, estimated realizable value on excess and obsolete inventory, contingencies (including tax contingencies, estimated liabilities for litigation exposures and liquidated damages), estimated warranty costs, estimates related to pension accounting, estimates used to determine fair values in purchase accounting, estimates related to the fair value of reporting units for purposes of assessing goodwill and long-lived assets for impairment and estimates related to deferred tax assets and liabilities, including valuation allowances on deferred tax assets. Actual results could differ materially from these estimates.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2: Discontinued Operations

The Company completed the sale of its Reciprocating Compression business to General Electric, effective June 1, 2014, and the sale of its Centrifugal Compression business to Ingersoll Rand on January 1, 2015.   The gross cash consideration of the Centrifugal Compression sale was $850 million, subject to closing adjustments.

Summarized financial information for these discontinued operations is as follows:

	Three Months Ended March 31,
(dollars in millions)	2015	2014

Results of Operations:
Revenues	$–	$150
Cost of sales (excluding depreciation and amortization)	–	(110)
All other costs	(5)	(33)
Gain from sale of Centrifugal Compression business	680	–
Income before income taxes	675	7
Income tax provision	(246)	(2)
Income from discontinued operations, net of income taxes	$429	$5

The gain on the sale of the Centrifugal Compression business recognized during the three months ended March 31, 2015 was determined as follows (dollars in millions):

Sales price	$850
Net assets sold, including estimated post-closing working capital adjustments	(160)
Transaction and other costs associated with the sale	(10)
Pre-tax gain	680
Tax provision	(248)
Gain on sale	$432

Note 3: Asset Impairment Charges and Other Costs

Asset impairment charges and other costs consisted of the following:

	Three Months Ended March 31,
(dollars in millions)	2015	2014

Asset impairment charges -
Goodwill impairment	$517	$40
Other long-lived asset impairments	36	–
Total asset impairment charges	$553	$40
Other costs (credits) -
Mark-to-market impact on currency derivatives not designated as accounting hedges	$12	$–
Gain from Venezuela currency devaluation	(4)	–
Acquisition and other integration costs	–	2
Employee severance, restructuring and other costs	16	7
Total other costs, net	$24	$9

Goodwill impairment

The Company tests the carrying value of goodwill in accordance with accounting rules on impairment of goodwill, which require that the Company estimate the fair value of each of its reporting units annually, or when impairment indicators exist, and compare such amounts to their respective carrying values to determine if an impairment of goodwill is required.  The estimated fair value of each reporting unit is primarily determined using discounted future expected cash flows (Level 3 unobservable inputs) consistent with the accounting guidance for fair-value measurements. Certain estimates and judgments are required in the application of the fair value models, including, but not limited to, estimates of future cash flows and the selection of a discount rate.  At March 31, 2015, the Company's reporting units for goodwill impairment testing purposes were OneSubsea, Process Systems, Surface, Drilling, Valves, and Measurement.

In connection with our annual goodwill impairment test as of March 31, 2015, we tested the goodwill for each of our six reporting units. With the exception of the Process Systems reporting unit, no goodwill impairments were indicated.

With respect to the Process Systems reporting unit, our determination of fair value as of March 31, 2015 considered events that occurred in the first quarter, as well as our updated long-term outlook for this reporting unit. Those events included ongoing changes in the energy industry during the first quarter of 2015, a 42% reduction in North American rig count, numerous industry-wide deepwater project deferrals and idling of deepwater drilling rigs, as well as significant capital spending cuts announced by a number of oil and gas exploration companies since December 31, 2014.   Consistent with these industry-wide market changes, the Company also experienced the loss or indefinite deferral of several major project awards that we previously anticipated receiving.  Accordingly, when determining the fair value of the Process Systems reporting unit as of March 31, 2015, our projections considered these factors as well as the negative impact of the low commodity price environment on the long-term outlook for revenue growth and profitability in this business. Based on these considerations, we concluded the fair value (estimated using Level 3 unobservable inputs) of the Process Systems reporting unit was less than its carrying value as of March 31, 2015. We conducted a Step 2 analysis, which included a hypothetical purchase price allocation, and recorded a goodwill impairment charge of $517 million. As of March 31, 2015, following the impairment, the Process Systems reporting unit had $53 million of goodwill remaining.

Previously, goodwill totaling $40 million relating to the Company's Process Systems and Equipment (PSE) reporting unit was considered to be fully impaired during the annual goodwill impairment review conducted during the first quarter of 2014.

Gain from Venezuela currency devaluation

Because of the continuing economic turmoil in Venezuela and further statutory changes which impact exchange rates companies are allowed to use by the Venezuelan government when converting bolivars into dollars, Cameron recognized a gain of $4 million relating to the impact on its bolivar-denominated net liabilities of a devaluation of the Venezuelan currency from the official exchange rate used in the past to a market-based rate during the first quarter of 2015.

Note 4: Receivables

Receivables consisted of the following:

(dollars in millions)	March 31, 2015	December 31, 2014

Trade receivables	$1,430	$1,678
Costs and estimated earnings in excess of billings on uncompleted contracts	615	621
Other receivables	172	122
Allowance for doubtful accounts	(39)	(32)
Total receivables, net	$2,178	$2,389

Note 5: Inventories

Inventories consisted of the following:

(dollars in millions)	March 31, 2015	December 31, 2014

Raw materials	$155	$159
Work-in-process	759	827
Finished goods, including parts and subassemblies	2,237	2,150
Other	23	24
Gross inventories	3,174	3,160
Excess of current standard costs over LIFO costs	(82)	(86)
Allowances	(162)	(145)
Total inventories, net	$2,930	$2,929

Note 6: Plant and Equipment and Goodwill

Plant and equipment consisted of the following:

(dollars in millions)	March 31, 2015	December 31, 2014

Plant and equipment, at cost	$3,460	$3,580
Accumulated depreciation	(1,630)	(1,616)
Total plant and equipment, net	$1,830	$1,964

Changes in goodwill during the three months ended March 31, 2014 were as follows (dollars in millions):

Balance at December 31, 2014	$2,461
Impairment of goodwill (See Note 3)	(517)
Adjustments to the purchase price allocation for prior year acquisitions	(5)
Translation effect of currency changes	(81)
Balance at March 31, 2015	$1,858

Note 7: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

(dollars in millions)	March 31, 2015	December 31, 2014

Trade accounts payable and accruals	$677	$1,084
Advances from customers	1,429	1,576
Other accruals	1,088	1,088
Total accounts payable and accrued liabilities	$3,194	$3,748

Note 8: Debt

The Company's debt obligations were as follows:

(dollars in millions)	March 31, 2015	December 31, 2014

Commercial paper (0.49% weighted average rate at December 31, 2014)	$–	$201
Senior notes:
1.15% notes due December 15, 2016	250	250
1.4% notes due June 15, 2017	250	250
6.375% notes due July 15, 2018	450	450
4.5% notes due June 1, 2021	250	250
3.6% notes due April 30, 2022	250	250
4.0% notes due December 15, 2023	250	250
3.7% notes due June 15, 2024	250	250
7.0% notes due July 15, 2038	300	300
5.95% notes due June 1, 2041	250	250
5.125% notes due December 15, 2043	250	250
Unamortized original issue discount	(7)	(7)
Other debt	33	67
Obligations under capital leases	68	71
Total debt	2,844	3,082
Less: current maturities	(31)	(263)
Long-term maturities	$2,813	$2,819

The Company has in place a commercial paper program which will allow for issuances of up to $500 million of commercial paper with maturities of no more than 364 days.  This program is used for general corporate purposes.

At March 31, 2015, the Company had no amounts outstanding under its $835 million Amended Credit Agreement, which matures on June 6, 2016.

The Company also has a $750 million multi-currency syndicated Revolving Credit Facility expiring April 11, 2017.  Up to $200 million of the Revolving Credit Facility may also be used for letters of credit.  The Company has issued letters of credit totaling $45 million under the Revolving Credit Facility, leaving $705 million available for future use at March 31, 2015.

Note 9: Income Taxes

The Company's effective tax rate on income (loss) from continuing operations before income taxes for the first quarter of 2015 was a negative 16.3% compared to 29.0% for the first quarter of 2014.  The components of the effective tax rates for both periods were as follows:

	Three Months Ended March 31,
	2015		2014
(dollars in millions)	Tax Provision	Tax Rate	Tax Provision	Tax Rate
Provision (benefit) based on international income (loss) distribution	$(75)	23.0%	$37	23.9%
Adjustments to income tax provision (benefit):
Asset impairments with no tax benefit	127	(39.2)	10	6.4
Finalization of prior year returns	–	–	(3)	(1.9)
Accrual adjustments and other	1	(0.1)	1	0.6
Tax provision	$53	(16.3)%	$45	29.0%

Note 10: Business Segments

The Company's operations are organized into four separate business segments – Subsea, Surface, Drilling and Valves and Measurement (V&M).  Summary financial data by segment follows:

	Three Months Ended March 31,
(dollars in millions)	2015	2014
Revenues:
Subsea	$631	$681
Surface	543	538
Drilling	726	667
V&M	428	500
Elimination of intersegment revenues	(55)	(57)
Total revenues	$2,273	$2,329

Segment Income before Interest and Income Taxes:
Subsea	$57	$29
Surface	92	91
Drilling	135	67
V&M	45	98
Elimination of intersegment earnings	(16)	(12)
Segment income before interest and income taxes	313	273

Corporate Items:
Corporate expense	(23)	(37)
Interest, net	(38)	(32)
Asset impairment charges	(553)	(40)
Other costs	(24)	(9)
Consolidated income (loss) from continuing operations before income taxes	$(325)	$155

Corporate items include governance expenses associated with the Company's corporate office, as well as all of the Company's interest income and interest expense, goodwill and asset impairment charges, severance and restructuring expenses, the impact of currency devaluations, foreign currency gains and losses from certain derivative and intercompany lending activities managed by the Company's centralized treasury function and various other unusual or one-time costs that are not considered a component of segment operating income. Consolidated interest income and expense are treated as corporate items because cash equivalents, short-term investments and debt, including location, type, currency, etc., are managed on a worldwide basis by the corporate treasury department.

Note 11: Earnings (Loss) Per Share

The calculation of basic and diluted earnings (loss) per share for each period presented was as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
(dollars and shares in millions, except per share amounts)	2015	2014

Net income (loss) from continuing operations	$(378)	$110
Less: Net income attributable to noncontrolling interests	2	4
Net income (loss) from continuing operations attributable to Cameron	(380)	106
Income from discontinued operations, net of taxes	429	5
Net income attributable to Cameron stockholders	$49	$111

Average shares outstanding (basic)	193	215
Common stock equivalents	–	1
Diluted shares	193	216

Basic earnings (loss) per share attributable to Cameron stockholders:
Continuing operations	$(1.97)	$0.49
Discontinued operations	2.22	0.02
Basic earnings per share	$0.25	$0.51

Diluted earnings (loss) per share attributable to Cameron stockholders:
Continuing operations	$(1.97)	$0.49
Discontinued operations	2.22	0.02
Diluted earnings per share	$0.25	$0.51

Activity in the Company's treasury shares were as follows:

	Three Months Ended March 31,
	2015	2014

Treasury shares at beginning of period	68,139,027	41,683,164
Purchases of treasury shares	3,946,534	15,157,103
Net change in treasury shares owned by participants in nonqualified deferred compensation plans	(133)	39,762
Treasury shares issued in satisfaction of stock option exercises and vesting of restricted stock units	(542,236)	(770,393)
Treasury shares at end of period	71,543,192	56,109,636

The average cost of treasury shares acquired for the three-month periods ended March 31, 2015 and 2014 was $45.31 and $60.91, respectively.

At March 31, 2015, the Company had remaining authority for future treasury stock purchases totaling approximately $298 million.

Note 12: Accumulated Other Comprehensive Income (Loss)

The changes in the components of accumulated other elements of comprehensive income (loss) for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31, 2015
(dollars in millions)	Accumulated Foreign Currency Translation Gain (Loss)	Prior Service Credits and Net Actuarial Losses	Accumulated Gain (Loss) on Cash Flow Hedge Derivatives	Total	Three Months Ended March 31, 2014

Balance at beginning of year	$(428)	$(78)	$(34)	$(540)	$(80)

Other comprehensive income (loss) before reclassifications:
Pre-tax	(197)	–	(58)	(255)	16
Tax effect	–	–	16	16	(3)

Amounts reclassified from accumulated other comprehensive income to:
Revenues	–	–	11	11	(3)
Cost of sales	–	–	8	8	–
Selling and administrative expense	–	–	–	–	–
Tax effect	–	–	(5)	(5)	1

Net current period other comprehensive income	(197)	–	(28)	(225)	11

Balance at end of period	$(625)	$(78)	$(62)	$(765)	$(69)

Other comprehensive loss associated with noncontrolling interests totaled approximately $65 million during the three months ended March 31, 2015, the majority of which was attributable to accumulated foreign currency translation losses.

Note 13: Contingencies

The Company is subject to a number of contingencies, including litigation, tax contingencies and environmental matters.

Litigation

The Company has been and continues to be named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits. At March 31, 2015, the Company's Consolidated Condensed Balance Sheet included a liability of approximately $18 million for such cases. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Tax and Other Contingencies

The Company has legal entities in nearly 50 countries. As a result, the Company is subject to various tax filing requirements in these countries. The Company prepares its tax filings in a manner which it believes is consistent with such filing requirements. However, the tax laws and regulations to which the Company is subject often require interpretation and/or the application of judgment. Although the Company believes the tax liabilities for periods ending on or before the balance sheet date have been adequately provided for in the financial statements, to the extent a taxing authority believes the Company has not prepared its tax filings in accordance with the authority's interpretation of the tax laws and regulations, the Company could be exposed to additional taxes.

The Company has been assessed customs duties and penalties by the government of Brazil totaling a U.S. dollar equivalent of almost $40 million at March 31, 2015, including interest accrued at local country rates, following a customs audit for the years 2003-2010.  The Company filed an administrative appeal and believes a majority of this assessment will ultimately be proven to be incorrect because of numerous errors in the assessment, and because the government has not provided appropriate supporting documentation for the assessment.  As a result, the Company currently expects no material adverse impact on its results of operations or cash flows as a result of the ultimate resolution of this matter.  No amounts have been accrued for this assessment as of March 31, 2015 as no loss is currently determinable nor considered probable.

Environmental Matters

The Company is currently identified as a potentially responsible party (PRP) for one site designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state law. The Osborne site is a landfill into which a predecessor of the Company's former Reciprocating Compression operation in Grove City, Pennsylvania deposited waste, where remediation was completed in 2011 and remaining costs relate to ongoing ground water monitoring. The Company is also a party with de minimis exposure at other CERCLA sites.

The Company is engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality ("TCEQ") at a former manufacturing location in Houston, Texas and had been engaged in one at a former manufacturing location in Missouri City, Texas.  With respect to the Missouri City site, the Company received a Certificate of Completion from the TCEQ on February 17, 2015.  With respect to the Houston site, in 2001 the Company discovered that contaminated underground water had migrated under an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners. Concerns over the impact on property values of the underground water contamination and its public disclosure led to a number of claims by homeowners.  The Company has settled these claims, primarily as a result of the settlement of a class action lawsuit, and is obligated to reimburse approximately 190 homeowners for any diminution in value of their property due to contamination concerns at the time of the property's sale. Test results of monitoring wells on the southeastern border of the plume indicate that the plume is moving in a new direction, likely as a result of a ground water drainage system completed as part of an interstate highway improvement project.  As a result, the Company notified 39 additional homeowners, and may provide notice to additional homeowners, whose property is adjacent to the class area that their property may be affected. The Company continues to monitor the situation to determine whether additional remedial measures would be appropriate.  The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements as well as any possible new claims that may be filed with respect to this underground water contamination will not have a material adverse effect on its financial position or results of operations. The Company's Consolidated Condensed Balance Sheet included a noncurrent liability of approximately $7 million for these matters as of March 31, 2015.

Additionally, the Company has ceased operations at a number of other sites which had been active for many years and which may have yet undiscovered contamination. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At March 31, 2015, the Company's Consolidated Condensed Balance Sheet included a noncurrent liability of nearly $3 million for these environmental matters.

Note 14: Fair Value of Financial Instruments

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, trade receivables, non-qualified benefit plan assets, trade payables, derivative instruments and debt instruments. Due to the short-term nature of each, the book values of trade receivables, trade payables and commercial paper are considered to be representative of their respective fair values.

Following is a summary of the Company's financial instruments which have been valued at fair value in the Company's Consolidated Condensed Balance Sheets at March 31, 2015 and December 31, 2014:

	Fair Value Based on Quoted Prices in Active Markets for Identical Assets (Level 1)		Fair Value Based on Significant Other Observable Inputs (Level 2)		Total
(dollars in millions)	2015	2014	2015	2014	2015	2014

Cash and cash equivalents:
Cash	$534	$616	$–	$–	$534	$616
Money market funds	665	842	–	–	665	842
Commercial paper	–	–	55	13	55	13
U.S. Treasury securities	7	5	–	–	7	5
U.S. corporate obligations	23	4	–	–	23	4
Non-U.S. bank and other obligations	25	33	–	–	25	33
U.S. non-governmental agency asset-backed securities	–	–	13	–	13	–
Short-term investments:
Commercial paper	–	–	115	11	115	11
U.S. Treasury securities	76	51	–	–	76	51
U.S. corporate obligations	188	51	–	–	188	51
U.S. non-governmental agency asset-backed securities	–	–	45	–	45	–
Non-qualified plan assets:
Money market funds	–	1	–	–	–	1
Domestic bond funds	3	3	–	–	3	3
Domestic equity funds	6	5	–	–	6	5
International equity funds	3	3	–	–	3	3
Blended equity funds	5	5	–	–	5	5
Common stock	2	2	–	–	2	2
Derivatives, net asset (liability):
Foreign currency contracts	–	–	(119)	(99)	(119)	(99)
	$1,537	$1,621	$109	$(75)	$1,646	$1,546

Fair values for financial instruments utilizing level 2 inputs were determined from information obtained from third party pricing sources, broker quotes or calculations involving the use of market indices.

At both March 31, 2015 and December 31, 2014, the fair value of the Company's fixed-rate debt (based on Level 1 quoted market rates) was approximately $2.9 billion as compared to the $2.7 billion face value of the debt recorded, net of original issue discounts, in the Company's Consolidated Condensed Balance Sheet.

Derivative Contracts

In order to mitigate the effect of exchange rate changes, the Company will often attempt to structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into foreign currency forward contracts to hedge specific large anticipated receipts or disbursements in currencies for which the Company does not have fully offsetting local currency expenditures or receipts. The Company was party to a number of long-term foreign currency forward contracts at March 31, 2015. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling, valve or other equipment projects. Many of these contracts have been designated as and are accounted for as cash flow hedges with changes in the fair value of those contracts recorded in accumulated other elements of comprehensive income (loss) in the period such change occurs.  Certain other contracts, many of which are centrally managed, are intended to offset other foreign currency exposures but have not been designated as hedges for accounting purposes and, therefore, any change in the fair value of those contracts are reflected in earnings in the period such change occurs.  The Company determines the fair value of its outstanding foreign currency forward contracts based on quoted exchange rates for the respective currencies applicable to similar instruments.

The Company manages its debt portfolio to achieve an overall desired position of fixed and floating rates and employs from time to time interest rate swaps as a tool to achieve that goal.

Total gross volume bought (sold) by notional currency and maturity date on open derivative contracts at March 31, 2015 was as follows:

	Notional Amount - Buy				Notional Amount - Sell
(amounts in millions)	2015	2016	2017	Total	2015	2016	Total
Foreign exchange forward contracts -
Notional currency in:
Euro	236	14	–	250	(51)	–	(51)
Malaysian ringgit	319	51	–	370	(47)	–	(47)
Norwegian krone	580	184	4	768	(63)	(54)	(117)
Pound Sterling	150	9	–	159	(28)	(1)	(29)
U.S. dollar	61	–	–	61	(481)	(137)	(618)

Foreign exchange option contracts -
Notional currency in:
U.S. dollar	13	–	–	13	–	–	–

While the Company and its counterparties have the right to offset gains and losses on different derivative contracts under certain circumstances, the Company's policy is to record its derivative contracts on a gross basis.  The fair values of derivative financial instruments recorded in the Company's Consolidated Condensed Balance Sheets were as follows:

	March 31, 2015		December 31, 2014
(dollars in millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Current	$12	$104	$8	$83
Non-current	1	13	1	12
Derivatives designated as hedges	13	117	9	95

Derivatives not designated as hedging instruments:
Current	–	15	1	14
Non-current	–	–	–	–
Derivatives not designated as hedges	–	15	1	14

Total derivatives	$13	$132	$10	$109

The amount of pre-tax gain (loss) from the ineffective portion of derivatives designated as hedging instruments and from derivatives not designated as hedging instruments was:

	Three Months Ended March 31,
(dollars in millions)	2015	2014
Derivatives designated as hedging instruments -
Cost of sales	$(3)	$1
Derivatives not designated as hedging instruments -
Cost of sales	(19)	2
Other costs	(12)	–
	$(34)	$3

Note 15: Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards (IFRS).

The core principle of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), is that a company will recognize revenue when it transfers promised goods and services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  Companies will need to:

•	identify performance obligations in each contract,
•	estimate the amount of variable consideration to include the transaction price, and
•	allocate the transaction price to each separate performance obligation.

ASU 2014-09 was initially scheduled to be effective for Cameron no earlier than the first quarter of 2017, however, on April 1, 2015, the FASB voted to propose to defer the effective date by one year.  It is expected the proposed rule to defer the effective date will be finalized during the second quarter of 2015.  The Company is beginning the process of evaluating the impact of the new standard on its business and addressing whether it will select either the full retrospective or the modified retrospective implementation method upon the expected adoption date of January 1, 2018.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical data contained herein, this Quarterly Report, including the information set forth in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report, may include forward-looking statements regarding future market strength, customer spending and order levels, revenues and earnings of the Company, as well as expectations regarding equipment deliveries, margins, profitability, the ability to control and reduce raw material, overhead and operating costs, cash generated from operations, capital expenditures and the use of existing cash balances and future anticipated cash flows made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those described in any forward-looking statements. Any such statements are based on current expectations of the Company's performance and are subject to a variety of factors, some of which are not under the control of the Company, but which can affect the Company's results of operations, liquidity or financial condition. Such factors may include overall demand for, and pricing of, the Company's products; the size and timing of orders; the Company's ability to successfully execute large subsea and drilling projects it has been awarded; the possibility of cancellations of orders in backlog; the Company's ability to convert backlog into revenues on a timely and profitable basis; warranty and product liability claims; the impact of acquisitions the Company has made or may make; the potential impairment of goodwill related to such acquisitions; changes in the price of (and demand for) oil and gas in both domestic and international markets; raw material costs and availability; political and social issues affecting the countries in which the Company does business; fluctuations in currency markets worldwide; and variations in global economic activity. In particular, current and projected oil and gas prices historically have generally directly affected customers' spending levels and their related purchases of the Company's products and services. As a result, changes in oil and gas price expectations may impact the demand for the Company's products and services and the Company's financial results. See additional factors discussed in "Factors That May Affect Financial Condition and Future Results" contained herein.

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

FIRST QUARTER 2015 COMPARED TO FIRST QUARTER 2014

Market Conditions

Information related to a measure of drilling activity and certain commodity spot and futures prices during each quarter and the number of deepwater floaters and semi-submersibles under contract at the end of each period follows:

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	%
Drilling activity (average number of working rigs during period)(1):
United States	1,380	1,780	(400)	(22.5)%
Canada	309	526	(217)	(41.3)%
Rest of world	1,261	1,337	(76)	(5.7)%
Global average rig count	2,950	3,643	(693)	(19.0)%
Commodity prices (average of daily U.S. dollar prices per unit during period)(2):
West Texas Intermediate (WTI) Cushing, OK crude spot price (per barrel)	$48.49	$98.65	$(50.16)	(50.8)%
Brent crude oil spot price (per barrel)	$59.87	$105.54	$(45.67)	(43.3)%
Henry Hub natural gas spot price (per MMBtu)	$2.87	$5.16	$(2.29)	(44.4)%
Twelve-month futures strip price (U.S. dollar amount at period end)(2):
West Texas Intermediate (WTI) Cushing, OK crude oil contract (per barrel)	$53.30	$96.71	$(43.41)	(44.9)%
Brent crude oil contract (per barrel)	$55.11	$107.76	$(52.65)	(48.9)%
Henry Hub Natural Gas contract (per MMBtu)	$2.91	$4.46	$(1.55)	(34.8)%
Contracted drillships and semi-submersibles by location at period-end(3):
U.S. Gulf of Mexico	48	45	3	6.7%
Central and South America	66	72	(6)	(8.3)%
Northwestern Europe	42	46	(4)	(8.7)%
West Africa	36	44	(8)	(18.2)%
Far East, Southeast Asia and Australia	33	38	(5)	(13.2)%
Indian Ocean	14	16	(2)	(12.5)%
Other	25	20	5	25.0%
Total	264	281	(17)	(6.0)%

(1)        Based on average monthly rig count data from Baker Hughes
(2)        Source: Bloomberg
(3)        Source: IHS Energy - IHS Petrodata World Rig Forecast

Worldwide drilling activity declined significantly in most major regions of the world, except the Middle East, during the first three months of 2015, as compared to the same period in 2014, as well as from the end of the fourth quarter of 2014, mainly as a result of the sharp drop in commodity prices that began during the latter half of 2014 and continued into the first quarter of 2015, and the resulting 2015 capital spending cuts announced by many of the largest oil and gas production companies.  Average worldwide working rig levels at the end of the first quarter of 2015 were down 28% from December 2014 and were at their lowest levels in the last six years. Although the Company has a substantial backlog of work that is scheduled to be executed during 2015, these declines in commodity prices and drilling activity levels have already had and will continue to have a negative impact on future demand for our products and services and our future revenues and earnings.  Based on the Company's long history in the energy sector, we believe such declines in commodity prices and the level of demand are typically cyclical in nature.  During such cyclical downturns, we take steps to adjust our commercial, manufacturing and support operations as appropriate to ensure that the Company remains competitive.  The Company cannot predict the duration or depth of this down cycle.

In the United States, rigs drilling for oil in the first quarter of 2015 were down 24% from the first quarter of 2014, down 46% at quarter-end from year-end 2014 rig count levels, and, at the end of the quarter, were at their lowest levels since the first quarter of 2011.  The number of rigs drilling for gas in the United States during the first quarter of 2015 was 16% lower than the first quarter of 2014 and, at quarter-end, was down 31% from year-end 2014 levels.  Gas rig count levels in the United States at the end of the first quarter of 2015 were at their lowest levels in the last quarter of a century.

The decrease in the Canadian rig count during the first quarter of 2015 as compared to the first quarter of 2014 was due largely to a decrease of 57% in the number of rigs drilling for oil.  Rigs drilling for gas were also down 13% during those same periods.  At the end of the first quarter of 2015, the number of rigs drilling for oil in Canada was at a six-year low.

The average rig count decline noted in the table above for the remainder of the world was primarily the result of lower activity levels in Latin America and the Asia Pacific region.

Crude oil and natural gas prices continued moving downward during the first quarter of 2015 as a result of weak demand and excess supply, among other factors.  WTI prices at the end of the first quarter of 2015 have declined 56% since their high of over $107 per barrel in July 2014, including a drop of nearly 11% since year-end 2014.  The twelve-month futures price for WTI crude oil at March 31, 2015, however, was approximately 12% higher than spot prices at the end of the quarter.

Brent crude prices reached a high of almost $112 per barrel in June 2014 before dropping nearly 47% by the end of the first quarter of 2015, including a drop of 4% since year-end 2014.  The twelve-month futures price for Brent crude as of March 31, 2015 was 7% lower than the closing spot price on that date of $59.51.

Natural gas prices as of the end of the first quarter of 2015 have declined 49% from an average of $5.16 per MMBtu during the first three months of 2014.  This includes a 12% drop in the spot price since the end of 2014.  The twelve-month futures strip price for natural gas at March 31, 2015 was $2.91 per MMBtu at Henry Hub, which was 11% higher than the spot price at that date of $2.62.

The total number of drillships and semi-submersibles under contract at March 31, 2015 was down from the prior year due to the decline in commodity prices and drilling activity that began in the latter half of 2014.  The utilization of the marketed supply of drillships declined in the first quarter of 2015 as compared to the first quarter of 2014 as more drillships became available without a contract.  The utilization for semi-submersibles remained relatively flat across both periods as declines in the number of semi-submersibles being marketed and those under contract remained mostly in balance.  At March 31, 2015, the supply of available semi-submersibles and drillships currently exceeds demand with additional supply expected to come on-line during the remainder of 2015 and beyond.  Many of the newbuild drillships and semi-submersibles that are currently on order, planned or under construction do not currently have contracts in place.  In connection with this, and in response to current market conditions, certain drilling contractors have previously announced plans to cold stack or scrap certain older rigs in their existing portfolio during 2015.

Goodwill Impairment

The Company tests the carrying value of goodwill in accordance with accounting rules on impairment of goodwill, which require that the Company estimate the fair value of each of its reporting units annually, or when impairment indicators exist, and compare such amounts to their respective carrying values to determine if an impairment of goodwill is required.  The estimated fair value of each reporting unit is primarily determined using discounted future expected cash flows (Level 3 unobservable inputs) consistent with the accounting guidance for fair-value measurements. Certain estimates and judgments are required in the application of the fair value models, including, but not limited to, estimates of future cash flows and the selection of a discount rate.  At March 31, 2015, the Company's reporting units for goodwill impairment testing purposes were OneSubsea, Process Systems, Surface, Drilling, Valves, and Measurement.

In connection with our annual goodwill impairment test as of March 31, 2015, we tested the goodwill for each of our six reporting units. With the exception of the Process Systems reporting unit, no goodwill impairments were indicated.

With respect to the Process Systems reporting unit, our determination of fair value as of March 31, 2015 considered events that occurred in the first quarter, as well as our updated long-term outlook for this reporting unit. Those events included ongoing changes in the energy industry during the first quarter of 2015, a 42% reduction in North American rig count, numerous industry-wide deepwater project deferrals and idling of deepwater drilling rigs, as well as significant capital spending cuts announced by a number of oil and gas exploration companies since December 31, 2014.   Consistent with these industry-wide market changes, the Company also experienced the loss or indefinite deferral of several major project awards that we previously anticipated receiving.  Accordingly, when determining the fair value of the Process Systems reporting unit as of March 31, 2015, our projections considered these factors as well as the negative impact of the low commodity price environment on the long-term outlook for revenue growth and profitability in this business. Based on these considerations, we concluded the fair value (estimated using Level 3 unobservable inputs) of the Process Systems reporting unit was less than its carrying value as of March 31, 2015. We conducted a Step 2 analysis, which included a hypothetical purchase price allocation, and recorded a goodwill impairment charge of $517 million. As of March 31, 2015, following the impairment, the Process Systems reporting unit had $53 million of goodwill remaining.

Consolidated Results

Net income attributable to Cameron stockholders for the first quarter of 2015 totaled $49 million, compared to $111 million for the first quarter of 2014.  Included in the results for the first quarter of 2015 were asset impairment charges of $553 million, including the charge taken for impairment of goodwill in the Company's Process Systems business, as described above, and income from discontinued operations of $429 million.  Discontinued operations include the Company's Reciprocating Compression business sold in June 2014 and the Centrifugal Compression business sold effective January 1, 2015.  The income from discontinued operations in the first quarter of 2015 primarily represents the gain on the sale of Centrifugal Compression.

Losses from continuing operations per diluted share attributable to Cameron stockholders totaled $1.97 in the first quarter of 2015, compared to $0.49 of income from continuing operations for the same period in 2014, primarily reflecting the impact of the asset impairment charges in the first quarter of 2015.  The 2015 gain on the sale of Centrifugal Compression was primarily responsible for earnings from discontinued operations per diluted share increasing from $0.02 per share during the first quarter of 2014 to $2.22 per share for the first quarter of 2015.

Absent the asset impairment charges and certain other costs described in Note 3 and  discontinued operations, earnings from continuing operations per diluted share attributable to Cameron stockholders would have been $0.91 during the first three months of 2015, compared to $0.70 during the first three months of 2014, an increase of approximately 30%.

Total revenues for the Company decreased $56 million, or 2%, during the first quarter of 2015 as compared to the same period in 2014, as decreases in market-driven activity levels impacting the Subsea and V&M segments more than offset revenue increases in the Drilling segment.

As a percent of revenues, cost of sales (exclusive of depreciation and amortization) decreased from 72.6% during the first quarter of 2014 to 70.7% for the first quarter of 2015, mainly as a result of better project margins in the Subsea and Drilling segments.  Comments regarding margins in the Management's Discussion and Analysis of Financial Condition and Results of Operations refer to Revenues minus Cost of Sales (exclusive of depreciation and amortization) as shown separately on the Company's Consolidated Condensed Statements of Comprehensive Income for each of the three-month periods ended March 31, 2015 and 2014.

Selling and administrative expenses decreased $32 million, or 10%, during the first quarter of 2015 as compared to the first quarter of 2014.  Selling and administrative expenses were 12.6% of revenues for the first quarter of 2015, down from 13.7% for the first quarter of 2014, reflecting the impact of cost control efforts throughout the Company.

Depreciation and amortization expense totaled $89 million during the three months ended March 31, 2015 as compared to $85 million during the three months ended March 31, 2014, an increase of $4 million.  The increase was due primarily to higher depreciation expense in the Surface segment from previous spending on new rental fleet equipment.

Net interest increased $6 million, from $32 million during the first quarter of 2014 to $38 million during the first quarter of 2015, mainly as a result of $500 million of new senior notes issued in June 2014 and higher interest on capital leases.

In addition to asset impairment charges of $553 million, including the goodwill impairment charge described above, the Company incurred $24 million of other costs during the first quarter of 2015, as compared to $40 million for an asset impairment charge and $9 million of other costs in the first quarter of 2014.  Further information regarding these items may be found in Note 3 of the Notes to Consolidated Condensed Financial Statements.

The Company's effective tax rate on income (loss) from continuing operations before income taxes for the first quarter of 2015 was a negative 16.3% compared to 29.0% for the first quarter of 2014.  The components of the effective tax rates for both periods were as follows:

	Three Months Ended March 31,
	2015		2014
(dollars in millions)	Tax Provision	Tax Rate	Tax Provision	Tax Rate
Provision (benefit) based on international income (loss) distribution	$(75)	23.0%	$37	23.9%
Adjustments to income tax provision (benefit):
Asset impairments with no tax benefit	127	(39.2)	10	6.4
Finalization of prior year returns	–	–	(3)	(1.9)
Accrual adjustments and other	1	(0.1)	1	0.6
Tax provision	$53	(16.3)%	$45	29.0%

Segment Results

Segment revenues and operating income before interest and income taxes represent the results of activities involving third-party customers and transactions with other segments.  Segment operating income before interest and income taxes represents the profit remaining in the segment after deducting third-party and intersegment cost of sales, selling and administrative expenses and depreciation and amortization expense from third-party and intersegment revenues.  For further information on the Company's segments, see Note 10 of the Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Subsea Segment

	Three Months Ended March 31,		Increase (Decrease)
(dollars in millions)	2015	2014	$	%

Revenues	$631	$681	$(50)	(7.3)%
Segment operating income before interest and income taxes	$57	$29	$28	96.6%
Segment operating income before interest and income taxes as a percent of revenues	9.0%	4.3%	N/A	4.7 pts.

Orders	$560	$430	$130	30.2%
Backlog (at period-end)	$4,101	$4,805	$(704)	(14.7)%

Revenues

Revenues decreased in the first quarter of 2015 as compared to the first quarter of 2014, primarily as a result of a slowdown in new product shipments, partially offset by strong growth in the segment's Services business.

Segment operating income before interest and income taxes as a percent of revenues

Segment operating income before interest and income taxes as a percent of revenues improved in the first quarter of 2015 as compared to the same period in 2014, due mainly to better margin performance resulting from higher pricing on projects in existing backlog and better project execution, as well as cost control efforts that resulted in a decrease in selling and administrative expenses and from lower depreciation and amortization expense in relation to revenues.

Orders

Orders increased during the first three months of 2015 as compared to the same period in 2014, primarily due to an award during the first quarter of 2015 for new subsea trees and related systems for a project offshore Egypt in comparison to the low level of subsea tree awards received during the first three months of 2014.

Backlog (at period-end)

A decline in new project awards, combined with higher revenues during the last twelve months, were the main drivers for the reduction in backlog levels at March 31, 2015 as compared to March 31, 2014.

Surface Segment

	Three Months Ended March 31,		Increase (Decrease)
(dollars in millions)	2015	2014	$	%

Revenues	$543	$538	$5	0.9%
Segment operating income before interest and income taxes	$92	$91	$1	1.1%
Segment operating income before interest and income taxes as a percent of revenues	16.9%	16.9%	N/A	0.0 pts.

Orders	$450	$635	$(185)	(29.1)%
Backlog (at period-end)	$1,009	$1,063	$(54)	(5.1)%

Revenues

Revenues were relatively flat in the first quarter of 2015 as compared to the first quarter of 2014 as deliveries from backlog and international shipments have moderated the impact of lower activity levels in various North American unconventional resource regions as a result of the recent decline in commodity prices.

Segment operating income before interest and income taxes as a percent of revenues

Segment operating income before interest and income taxes as a percent of revenues was flat in the first quarter of 2015 as compared to the same period last year as improved product margins were mostly offset by higher depreciation and amortization expense in relation to revenues.

Orders

Orders declined during the first three months of 2015 as compared to the first three months of 2014 reflecting reduced activity levels in various North American unconventional resource regions in response to declining commodity prices, as well as lower demand for new products from customers in Saudi Arabia as compared to the high levels experienced during the first three months of 2014.

Backlog (at period-end)

The decrease in segment backlog at March 31, 2015 as compared to March 31, 2014 largely reflects weakness in demand for new equipment over the last twelve months from customers in the North Sea and Algeria.

Drilling Segment

	Three Months Ended March 31,		Increase (Decrease)
(dollars in millions)	2015	2014	$	%

Revenues	$726	$667	$59	8.8%
Segment operating income before interest and income taxes	$135	$67	$68	101.5%
Segment operating income before interest and income taxes as a percent of revenues	18.6%	10.0%	N/A	8.6 pts.

Orders	$267	$817	$(550)	(67.3)%
Backlog (at period-end)	$2,864	$4,050	$(1,186)	(29.3)%

Revenues

Revenues increased in the first quarter of 2015 as compared to the first quarter of 2014 driven mainly by better project execution of orders from the segment's substantial beginning-of-the-year backlog levels.

Segment operating income before interest and income taxes as a percent of revenues

The significant increase in segment operating income before interest and income taxes as a percent of revenues in the first quarter of 2015 as compared to the same period last year was due primarily to better project execution and cost control efforts which led to a decrease in selling and administrative expenses as compared to the first quarter of 2014.

Orders

Order rates declined during the first three months of 2015 as compared to the first three months of 2014 as a result of a slowdown in rig construction activity (both offshore and onshore) in the first quarter of 2015, mainly reflecting current market conditions with respect to new drilling activity and lower discretionary spending plans by customers for new services.

Backlog (at period-end)

Backlog at March 31, 2015 decreased from March 31, 2014 mainly due to the slowdown in large rig construction and drilling stack project awards in 2014 and the first quarter of 2015, as described above, which, in total, have not kept pace with revenue arising from manufacturing activity levels on previously existing backlog.

V&M Segment

	Three Months Ended March 31,		Decrease
(dollars in millions)	2015	2014	$	%

Revenues	$428	$500	$(72)	(14.4)%
Segment operating income before interest and income taxes	$45	$98	$(53)	(54.1)%
Segment operating income before interest and income taxes as a percent of revenues	10.5%	19.6%	N/A	(9.1) pts.

Orders	$388	$536	$(148)	(27.6)%
Backlog (at period-end)	$810	$1,057	$(247)	(23.4)%

Revenues

Segment revenues declined in the first quarter of 2015 as compared to the first quarter of 2014, as lower North America upstream activity levels, resulting from a decline in commodity prices, resulted in lower sales of valves and measurement products.  Additionally, shipment slippages on custom valve and measurement projects, due to various customer changes, negatively impacted sales.

Segment operating income before interest and income taxes as a percent of revenues

The ratio of segment operating income before interest and income taxes as a percent of revenues declined sharply in the first quarter of 2015 as compared to the first quarter of 2014, primarily due to lower valve and measurement product margins and higher depreciation and amortization expense on lower volumes.  Although selling and administrative expenses declined in the first quarter of 2015 as compared to the first quarter of 2014, the rate of decline was less than the rate of decline in revenues.

Orders

Orders for the first three months of 2015 reflected a significant decline when compared to the first quarter of 2014.  Lower North America upstream activity levels and high distributor inventory levels reduced demand for valve and measurement products.  Orders for services increased in the first quarter of 2015 as compared to first quarter of 2014, primarily due to strong Middle East customer operating expenditures on maintenance activities and Asia Pacific customer mid-stream commissioning activities.

Backlog (at period-end)

Backlog levels for the V&M segment decreased from March 31, 2014 to March 31, 2015, as recent order rates for custom valve and measurement products have not kept pace with recent deliveries.

Corporate Expenses

Corporate expenses were $23 million for the first quarter of 2015, a decline of $14 million from $37 million in the first quarter of 2014.  The decrease was due primarily to lower employee compensation costs and the impact of cost control efforts on other governance activities.

Liquidity and Capital Resources

Consolidated Condensed Statements of Cash Flows

During the first three months of 2015, net cash used for operations totaled $193 million, an increase of $19 million from the $174 million of cash used for operations during the first three months of 2014.

Cash totaling $429 million was used to increase working capital during the first three months of 2015 compared to $448 million used during the first three months of 2014, a decrease of $19 million.  During the first three months of 2015, $147 million of cash was generated from the net collection of receivables while $105 million was used to build inventory levels. The timing of payments to third parties and employee incentive payouts made in the first quarter of 2015 contributed to a use of cash totaling $471 million for the period.

Cash provided by investing activities during the first three months of 2015 was $437 million, compared to $99 million used for investing activities during the first three months of 2014.  Net proceeds from the sale of the Centrifugal Compression business added $831 million in cash during the first quarter of 2015.  During this same period, net cash of $311 was used to increase the Company's short-term investment balances. Additionally, capital spending declined from $105 million during the first three months of 2014 to $89 million for the first three months of 2015, reflecting current market conditions.

Net cash used for financing activities totaled $396 million for the first three months of 2015 compared to $564 million used during the first three months of 2014.  Approximately $182 million of cash was used to acquire nearly 4 million shares of treasury stock and $201 million of cash was used to repurchase outstanding commercial paper during the first quarter of 2015.  During the first quarter of 2014, the Company acquired over 15 million shares of treasury shares at a cost of approximately $902 million and issued commercial paper totaling $325.0 million in principal amount.  The Company currently anticipates issuing new commercial paper from time to time in the future for general corporate needs.

Future liquidity requirements

At March 31, 2015, the Company had $1.7 billion of cash, cash equivalents and short-term investments.  Approximately $525 million of the Company's cash, cash equivalents and short-term investments at March 31, 2015 were in the OneSubsea venture.  Dividends of available cash from OneSubsea to the venture partners require approval of the OneSubsea Board of Directors prior to payment.  Of the remaining cash, cash equivalents and short-term investments, nearly $446 million was located in the United States.  Total debt at March 31, 2015 was nearly $2.8 billion, most of which was in the United States.  Excluding capital leases, nearly $517 million of the debt obligations have maturities within the next three-year period.  The remainder of the Company's long-term debt is due in varying amounts between July 2018 and December 2043.

Excluding discontinued operations, the Company's backlog decreased $752 million or nearly 8% from December 31, 2014.  Orders during the first quarter of 2015 were down nearly 31% from the first quarter of 2014 due mainly to decreased activity levels as a result of the significant decline in commodity prices which began in mid-2014.  The Company views its backlog of unfilled orders, current order rates, current rig count levels and current and future expected oil and gas prices to be, in varying degrees, leading indicators of and factors in determining its estimates of future revenues, cash flows and profitability levels.  Information regarding actual first quarter 2015 and 2014 average rig count and commodity price levels and forward-looking twelve-month market-traded futures prices for crude oil and natural gas are shown in more detail under the caption "Recent Market Conditions" above.  A more detailed discussion of orders and backlog by segment may be found under "First Quarter 2015 Compared to First Quarter 2014 - Segment Results" above.  As a result of these and other factors, the Company currently anticipates declines in consolidated orders, backlog and revenues during the remainder of 2015 as compared to the same periods in 2014.

The Company believes, based on its current financial condition, existing backlog levels, which continue to be at significant levels, and current expectations for future market conditions, that it will be able to meet its short- and longer-term liquidity needs with existing cash, cash equivalents and short-term investments on hand, expected cash flow from future operating activities, amounts available for borrowing under its $835 million five-year multi-currency Revolving Credit Facility, which expires on June 6, 2016, and its three-year $750 million Revolving Credit Facility, expiring April 11, 2017.  At March 31, 2015, no amounts had been borrowed under the $835 million facility and the Company had issued letters of credit totaling $45 million under the $750 million facility, leaving a remaining amount of $705 million available for future use.

The Company also believes its existing financial condition and debt ratings, absent significant unanticipated negative developments, allow it the ability to be able to refinance debt maturing within the next three to five years with future long-term debt issuances.

At March 31, 2015, the Company had remaining authority for future treasury stock purchases totaling approximately $298 million.

Factors That May Affect Financial Condition and Future Results

Downturns in the oil and gas industry have had, and will likely in the future have, a negative effect on the Company's sales and profitability.

Demand for most of the Company's products and services, and therefore its revenue, depends to a large extent upon the level of capital expenditures related to oil and gas exploration, development, production, processing and transmission. Declines, as well as anticipated declines, in oil and gas prices could negatively affect the level of these activities, or could result in the cancellation, modification or rescheduling of existing orders. For example, oil prices began declining during the third quarter of 2014, dropping nearly 56% for West Texas Intermediate crude from mid-year 2014 levels to under $48 per barrel as of March 31, 2015.  Similarly, natural gas prices declined from an average of $5.16 per MMBtu during the first three months of 2014 to $2.62 per MMBtu at March 31, 2015.  These declines have already begun to, and are expected to continue to, significantly affect exploration and production activity levels and, therefore, demand for the Company's products and services at least through the remainder of 2015.  During the first quarter of 2015 there have been numerous deepwater projects deferred and deepwater rigs idled.  In addition to a decline in future orders and revenues, the Company expects to incur additional costs as it seeks to adjust its commercial, manufacturing and support operations levels to meet expected future customer demand. See also the discussion in "Market Conditions" above for the first quarter of 2015 as compared to the first quarter of 2014.

Cancellation, downsizing or delays of orders in backlog are possible.

As described above, commodity prices have declined significantly since mid-2014 which has resulted in various oil and gas exploration and production companies announcing spending cuts or deferrals in their 2015 capital spending plans, as well as headcount reductions.  At current price levels, certain projects, particularly those in deepwater environments and unconventional resource regions, may become uneconomical for the risk involved.  Certain customers that are more highly leveraged may also experience concerns regarding future projected cash flows based on current price levels.  These factors described above could result in existing orders in backlog being cancelled, downsized or future shipment dates may be delayed, all of which could further negatively impact the Company's future profitability.

At March 31, 2015, the Company's backlog was approximately $8.8 billion, down nearly 8% from December 31, 2014.  An example of a cancellation of an existing order is the reversal of $243 million of backlog during the first quarter of 2014 as the result of a customer cancellation of a large drilling project award issued in 2012.  Another example of a potential delay or downsizing of a previous award is the announcement by Chevron in late 2013 of the deferral of its Rosebank project, which was awarded in 2013 and currently accounts for $488 million of the Company's ending backlog at March 31, 2015, in order to work with its partners to improve the project's economics.  Although the original contract remains in place, OneSubsea is currently working with Chevron on a revised scope for the project based on a new field layout design.

The inability of the Company to deliver its backlog or future orders on time could affect the Company's sales and profitability and its relationships with its customers.

The ability to meet customer delivery schedules on the Company's existing backlog, as well as future orders, is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for large subsea projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources.  Many of the contracts the Company enters into with its customers require long manufacturing lead times and contain penalty clauses relating to on-time delivery. A failure by the Company to deliver in accordance with customer expectations could subject the Company to financial penalties or loss of financial incentives and may result in damage to existing customer relationships.

Portions of the backlog for our Subsea and Drilling segments are subject to heightened execution risk.

Cameron is involved in projects to provide customers with deepwater stacks and jackup complete drilling packages and, through our Subsea segment, is a significant participant in the subsea systems projects market.  Some of the projects for these markets carry heightened execution risk because of their scope and complexity, in terms of both technical and logistical requirements.  Such projects (i) may often involve long lead times, (ii) are larger in financial scope, (iii) require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and, in some cases, may require the development of new technology. As a subset of its total backlog at March 31, 2015, the Company's Drilling segment had projects fitting this risk profile that amounted to approximately $1.4 billion.   As a subset of its total backlog at March 31, 2015, the Company's Subsea segment had projects fitting this risk profile that amounted to approximately $1.9 billion.  To the extent the Company experiences unplanned difficulties in meeting the technical and/or delivery requirements of the projects, the Company's earnings or liquidity could be negatively impacted.  The Company accounts for its drilling and subsea projects, as it does its separation projects, using accounting rules for construction-type and production-type contracts.  Factors that may affect future project costs and margins include the ability to properly execute the engineering and design phases consistent with our customers' expectations, production efficiencies obtained, and the availability and costs of labor, materials and subcomponents.  These factors can impact the accuracy of the Company's estimates and materially impact the Company's future period earnings.  If the Company experiences cost overruns, the expected margin could decline.  Were this to occur, in accordance with the accounting guidance, the Company would record a cumulative adjustment to reduce the margin previously recorded on the related project in the period a change in estimate is determined.   Deepwater stack and jackup complete drilling packages and subsea systems projects accounted for approximately 14% and 12%, respectively, of total first quarter 2015 revenues.

As a designer, manufacturer, installer and servicer of oil and gas pressure control equipment, the Company may be subject to liability for personal injury, property damage and environmental contamination should such equipment fail to perform to specifications.

Cameron provides products and systems to customers involved in oil and gas exploration, development and production, as well as in certain other industrial markets.  Some of the Company's equipment is designed to operate in high-temperature and/or high-pressure environments on land, on offshore platforms and on the seabed, and some equipment is designed for use in hydraulic fracturing operations.  Cameron also provides parts and repair services at numerous facilities located around the world, as well as at customer sites for this type of equipment.  Because of applications to which the Company's products and services are put, particularly those involving the high temperature and/or pressure environments, a failure of such equipment, or a failure of our customer to maintain or operate the equipment properly, could cause damage to the equipment, damage to the property of customers and others, personal injury and environmental contamination, onshore or offshore, leading to claims against Cameron.

Certain of the Company's risk mitigation strategies may not be fully effective.

The Company relies on customer indemnifications and third-party insurance as part of its risk mitigation strategy.  There is, however, an increasing reluctance of customers to provide what had been typical oilfield indemnifications for pollution, consequential losses, property damage, and personal injury and death, and a reluctance, even refusal, of counterparties to honor their contractual indemnity obligations when given.  In addition, insurance companies may refuse to honor their policies.

An example of both is the Company's experience in the Deepwater Horizon matter.  The Company's customer denied that it owed any indemnification under its contract with us, and when called on to participate in the Company's settlement with BP Exploration and Production Inc., one of the seven insurers refused to provide coverage.  The Company subsequently sued its insurer and won a judgment for the full policy amount plus interest and costs, but the insurer continues to litigate the matter and has appealed the judgment.

The implementation of an upgraded business information system may disrupt the Company's operations or its system of internal controls.

The Company has a project underway to upgrade its SAP business information systems worldwide.  The first stage of this multi-year effort was completed at the beginning of the third quarter of 2011 with the deployment of the upgraded system to the Company's process systems and compression businesses.  Since then, other businesses and business functions have been migrated in stages.  As of March 31, 2015, nearly all businesses within the V&M segment, the Surface segment, the Company's worldwide engineering and human resource functions, as well as other corporate office activities are now operating on the upgraded system.  The Drilling segment is scheduled to be migrated in the third quarter of 2015 and the OneSubsea business in 2016.  The Drilling segment and the OneSubsea business are major contributors to the Company's consolidated revenues and income before income taxes.

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

The United States and the European Union (EU) also recently imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities.  These sanctions may severely limit the amount of future business the Company does with customers involved in activities in Russia.  As of March 31, 2015, approximately 1% of the Company's backlog from continuing operations related to future deliveries to customers doing business in Russia.  Customer sales by the Company's continuing operations into Russia during the first quarter of 2015 totaled less than 1% of the Company's sales during the year.  In addition, the sanctions of the U.S. and the EU are inconsistent and neither is, as yet, well defined, both of which factors increase the risk of an unintended violation.

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

In recent months, civil unrest and military action have increased in Iraq which may impact the ability of that country to continue to produce and export oil at current levels.  Such unrest may also jeopardize the Company's in-country investments and on-going business activities supporting Iraq's oil and gas production infrastructure.  At March 31, 2015, less than 1% of the Company's backlog related to future deliveries to customers doing business in Iraq.  Additionally, less than 1% of the Company's property, plant and equipment were located in Iraq.  The Company is also evaluating its options under the force majeure clauses of each of the major contracts with its customers doing business in Iraq in the event the current situation in that country continues to deteriorate.

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

The Company also has certain manufacturing and services operations in Venezuela that contributed less than 1% of the Company's consolidated revenues during the first quarter of 2015.  The economy in Venezuela is highly inflationary.   As a result, the Company's operations in Venezuela are accounted for as having a U.S. dollar functional currency and the Company considers its earnings in Venezuela to be permanently reinvested.  Because of the continuing economic turmoil in Venezuela and further statutory changes which impact exchange rates companies are allowed to use by the Venezuelan government when converting bolivars into dollars, Cameron recognized a gain of $4 million relating to the impact on its bolivar-denominated net liabilities of a devaluation of the Venezuelan currency from the official exchange rate used in the past to a market-based rate during the first quarter of 2015.  The factors described above which led to the currency devaluation, along with recent civil unrest, create political and economic uncertainty with regard to the impact on the Company's continued operations in this country.  Net assets associated with the Company's operations in Venezuela at March 31, 2015 totaled approximately $59 million.

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

As an example, various employees and former employees of the Company's primary customer in Brazil are being investigated currently over allegations of bribery and other acts of corruption.  This investigation, along with the current recessionary economic conditions in Brazil, is, at present, having a negative impact on future orders and growth prospects for the Company's operations in Brazil.  Sales to customers in Brazil accounted for approximately 4% of the Company's consolidated revenues during the first quarter of 2015, as compared to nearly 7% during the first quarter of 2014.

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

Environmental concerns have been raised regarding the potential impact on underground water supplies of hydraulic fracturing which involves the pumping of water and certain chemicals under pressure into a well to break apart shale and other rock formations in order to increase the flow of oil and gas embedded in these formations.  On March 20, 2015, the U.S. Interior Department's Bureau of Land Management (BLM) released a final rule regulating hydraulic fracturing activities on Federal and Indian lands. The final rule includes new well-bore integrity requirements, imposes standards for interim storage of recovered waste fluids, and requires notifications and waiting periods for key parts of the fracturing process, which could lead to delays in fracturing and/or drilling operations. The rule also mandates disclosure of the chemicals used in the process.

Additionally, on April 7, 2015, the U.S. Environmental Protection Agency (EPA) published a proposed rule that would prohibit the disposal of unconventional oil and natural gas wastewater at publicly owned treatment works.

A number of U.S. states have also proposed regulations regarding disclosure of chemicals used in fracking operations or have temporarily suspended issuance of permits for such operations.  The State of New York implemented a statewide ban on hydraulic fracturing at the beginning of 2015 which limits natural gas production from a portion of the Marcellus Shale region.  Additionally, the United States EPA issued rules, which became effective in January 2015, designed to limit the release of volatile organic compounds, or pollutants, from natural gas wells that are hydraulically fractured.  Should these regulations, or additional regulations and bans by governments, continue to restrict or further curtail hydraulic fracturing activities, the Company's revenues and earnings could be negatively impacted.

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

In order to mitigate the effect of exchange rate changes, the Company will often structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into foreign currency forward contracts to hedge specific large anticipated receipts or disbursements in currencies for which the Company does not traditionally have fully offsetting local currency expenditures or receipts. The Company was party to a number of long-term foreign currency forward contracts at March 31, 2015. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling, valve or other equipment contracts involving the Company's United States operations and various wholly-owned international subsidiaries. Many of these contracts have been designated as and are accounted for as cash flow hedges, with changes in the fair value of those contracts recorded in accumulated other comprehensive income (loss) in the period such change occurs.  Certain other contracts, many of which are centrally managed, are intended to offset other foreign currency exposures but have not been designated as hedges for accounting purposes and, therefore, any change in the fair value of those contracts are reflected in earnings in the period such change occurs.  The Company expects to expand its use of such contracts in the future.

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

The fair values of the 1.15% and 1.4% 3-year Senior Notes, the 3.6%, 3.7%, 4.0%, 4.5% and 6.375% 10-year Senior Notes and the 5.125%, 5.95% and 7.0% 30-year Senior Notes are principally dependent on prevailing interest rates.   The fair value of commercial paper and other short-term debt is expected to approximate its book value.

The Company has various other long-term debt instruments, but believes that the impact of changes in interest rates in the near term will not be material to these instruments.

Derivatives Activity

Total gross volume bought (sold) by notional currency and maturity date on open derivative contracts at March 31, 2015 was as follows:

	Notional Amount - Buy				Notional Amount - Sell
(amounts in millions)	2015	2016	2017	Total	2015	2016	Total
Foreign exchange forward contracts -
Notional currency in:
Euro	236	14	–	250	(51)	–	(51)
Malaysian ringgit	319	51	–	370	(47)	–	(47)
Norwegian krone	580	184	4	768	(63)	(54)	(117)
Pound Sterling	150	9	–	159	(28)	(1)	(29)
U.S. dollar	61	–	–	61	(481)	(137)	(618)

Foreign exchange option contracts -
Notional currency in:
U.S. dollar	13	–	–	13	–	–	–

As described further in Note 14 of the Notes to Consolidated Condensed Financial Statements, the net fair value of the Company's outstanding derivatives was a $119 million liability to the Company at March 31, 2015 ($99 million liability at December 31, 2014).

Fair Value of Financial Instruments

The Company had approximately $1.3 billion of cash equivalents and $424 million of short-term investments at March 31, 2015.  Cash equivalents represent highly liquid investments which are readily convertible to cash and have maturities of three months or less at the time of purchase.  Short-term investments have original maturities of more than three months but less than one year.  Certain of these investments are valued based upon quoted or estimated market prices which represent levels 1 and 2 market inputs.

The fair values of the Company's foreign exchange forward and option contracts were based on quoted exchange rates for the respective currencies applicable to similar instruments (level 2 observable market inputs).

The Company's international pension plans have assets available to fund future pension liabilities.  The majority of these assets are invested in debt and equity securities or mutual funds, which were valued based on quoted market prices for an individual asset (level 1 market inputs), or mutual fund unit values, which were based on the fair values of the individual securities that the fund had invested in (level 2 observable market inputs).  A certain portion of the assets were invested in insurance contracts, real estate and other investments, which were valued based on level 3 unobservable inputs.

The values of these assets are subject to change, based generally on changes in market conditions involving foreign exchange rates, interest rates and debt and equity security investment pricing.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Company's Sarbanes-Oxley Disclosure Committee and the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no material changes in the Company's internal control over financial reporting during the quarter ended March 31, 2015.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been and continues to be named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits. At March 31, 2015, the Company's Consolidated Condensed Balance Sheet included a liability of approximately $18 million for such cases. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Item 1A. Risk Factors

The information set forth under the caption "Factors That May Affect Financial Condition and Future Results" on pages 28 – 34 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

At March 31, 2015, the Company had remaining authority for future treasury stock purchases totaling approximately $298 million.

Shares of common stock purchased and placed in treasury during the three months ended March 31, 2015 under the Board's treasury stock purchase authorization program were as follows:

Period	Total number of shares purchased during the period	Average price paid per share	Cumulative number of shares purchased as part of repurchase program	Maximum number of shares that may yet be purchased under repurchase program(1)
1/1/15 – 1/31/15	1,230,663	$44.55	56,618,578	9,415,237
2/1/15 – 2/28/15	1,451,000	$46.86	58,069,578	7,510,988
3/1/15 – 3/31/15	1,264,871	$44.28	59,334,449	6,595,850
Total	3,946,534	$45.31	59,334,449	6,595,850

(1)	Based upon month-end stock price.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

  N/A

Item 5. Other Information

(a)	Information Not Previously Reported in a Report on Form 8-K

                  None

(b)	Material Changes to the Procedures by Which Security Holders May Recommend Board Nominees.

There have been no material changes to the procedures enumerated in the Company's definitive proxy statement filed on Schedule 14A with the Securities and Exchange Commission on March 27, 2015 with respect to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

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

Exhibit 101.DEF –

XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB –

XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE –

XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 24, 2015	CAMERON INTERNATIONAL CORPORATION
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