Form 10-Q
period 2015-06-30
CAMERON INTERNATIONAL CORP
filed 2015-07-24
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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

Yes ☐ No ☑

Number of shares outstanding of issuer’s common stock as of July 15, 2015 was 191,514,291.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Cameron International Corporation
Consolidated Condensed Statements of Comprehensive Income
(dollars and shares in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)

REVENUES	$2,222	$2,570	$4,495	$4,899
COSTS AND EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,585	1,850	3,193	3,540
Selling and administrative expenses	279	333	565	651
Depreciation and amortization	89	88	178	173
Interest, net	33	30	71	62
Other costs (gains), net (see Note 3)	37	(6)	614	43
Total costs and expenses	2,023	2,295	4,621	4,469

Income (loss) from continuing operations before income taxes	199	275	(126)	430
Income tax provision	(47)	(65)	(100)	(110)
Income (loss) from continuing operations	152	210	(226)	320
Income from discontinued operations, net of income taxes	3	23	432	28
Net income	155	233	206	348

Less: Net income attributable to noncontrolling interests	15	12	17	16
Net income attributable to Cameron stockholders	$140	$221	$189	$332

Amounts attributable to Cameron stockholders:
Income (loss) from continuing operations	$137	$198	$(243)	$304
Income from discontinued operations	3	23	432	28
Net income attributable to Cameron stockholders	$140	$221	$189	$332

Earnings (loss) per common share attributable to Cameron stockholders:
Basic -
Continuing operations	$0.71	$0.97	$(1.27)	$1.46
Discontinued operations	0.02	0.11	2.25	0.13
Basic earnings per share	$0.73	$1.08	$0.98	$1.59

Diluted -
Continuing operations	$0.71	$0.97	$(1.27)	$1.44
Discontinued operations	0.02	0.11	2.25	0.13
Diluted earnings per share	$0.73	$1.08	$0.98	$1.57
Shares used in computing earnings per common share:
Basic	191	204	192	209
Diluted	192	205	192	211

Comprehensive income	$261	$218	$22	$359
Less: Comprehensive income (loss) attributable to noncontrolling interests	49	4	(14)	23
Comprehensive income attributable to Cameron stockholders	$212	$214	$36	$336

The accompanying notes are an integral part of these statements.

Cameron International Corporation
Consolidated Condensed Balance Sheets
(dollars in millions, except shares and per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$1,295	$1,513
Short-term investments	436	113
Receivables, net	2,096	2,389
Inventories, net	2,938	2,929
Other current assets	390	391
Assets of discontinued operations	–	217
Total current assets	7,155	7,552
Plant and equipment, net	1,814	1,964
Goodwill	1,880	2,461
Intangibles, net	683	728
Other assets	200	187
TOTAL ASSETS	$11,732	$12,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$31	$263
Accounts payable and accrued liabilities	2,933	3,748
Accrued income taxes	298	168
Liabilities of discontinued operations	–	90
Total current liabilities	3,262	4,269
Long-term debt	2,813	2,819
Deferred income taxes	180	193
Other long-term liabilities	167	167
Total liabilities	6,422	7,448
Stockholders’ Equity:
Common stock, par value $.01 per share, 400,000,000 shares authorized, 263,111,472 shares issued at June 30, 2015 and December 31, 2014	3	3
Capital in excess of par value	3,242	3,255
Retained earnings	5,820	5,631
Accumulated other elements of comprehensive income (loss)	(693)	(540)
Less: Treasury stock, 71,671,246 shares at June 30, 2015 (68,139,027 shares at December 31, 2014)	(3,955)	(3,794)
Total Cameron stockholders’ equity	4,417	4,555
Noncontrolling interests	893	889
Total equity	5,310	5,444
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,732	$12,892

The accompanying notes are an integral part of these statements.

Cameron International Corporation
Consolidated Condensed Statements of Cash Flows
(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)

Cash flows from operating activities:
Net income	$155	$233	$206	$348
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Asset impairment and other charges	10	4	563	44
Pre-tax gain on sale of Compression businesses	–	(95)	(681)	(95)
Depreciation	77	71	152	139
Amortization	12	19	26	38
Non-cash stock compensation expense	13	15	23	30
Gain from remeasurement of prior interest in equity method investment	–	(8)	–	(8)
Deferred income taxes and tax benefit of employee stock compensation plan transactions	(14)	34	(15)	17
Changes in assets and liabilities, net of translation, and non-cash items:
Receivables	104	171	252	111
Inventories	35	(53)	(70)	(228)
Accounts payable and accrued liabilities	(284)	(257)	(755)	(471)
Other assets and liabilities, net	(80)	79	134	114
Net cash provided by (used for) operating activities	28	213	(165)	39
Cash flows from investing activities:
Proceeds received from sale of Compression businesses, net	–	547	832	547
Proceeds from sales and maturities of short-term investments	252	18	400	23
Purchases of short-term investments	(264)	(33)	(723)	(38)
Capital expenditures	(41)	(73)	(130)	(178)
Acquisitions	–	(18)	–	(18)
Proceeds from sales of plant and equipment	2	4	7	10
Net cash provided by (used for) investing activities	(51)	445	386	346
Cash flows from financing activities:
Issuance of senior notes	–	500	–	500
Debt issuance costs	–	(4)	–	(4)
Short-term loan borrowings (repayments), net	(11)	(321)	(212)	9
Purchase of treasury stock	(13)	(303)	(195)	(1,205)
Contributions from noncontrolling interest owners	18	–	18	–
Proceeds from stock option exercises, net of tax payments from stock compensation plan transactions	3	16	(5)	25
Excess tax benefits from employee stock compensation plan transactions	–	4	1	6
Principal payments on capital leases	(3)	(5)	(9)	(8)
Net cash used for financing activities	(6)	(113)	(402)	(677)
Effect of translation on cash	2	8	(37)	4
Increase (decrease) in cash and cash equivalents	(27)	553	(218)	(288)
Cash and cash equivalents, beginning of period	1,322	972	1,513	1,813
Cash and cash equivalents, end of period	$1,295	$1,525	$1,295	$1,525

The accompanying notes are an integral part of these statements.

Cameron International Corporation
Consolidated Condensed Statement of Changes in Equity
(dollars in millions)

	Cameron Stockholders
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Elements of Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests
	(Unaudited)

Balance at December 31, 2014	$3	$3,255	$5,631	$(540)	$(3,794)	$889
Net income	–	–	189	–	–	17
Other comprehensive income (loss), net of tax	–	–	–	(153)	–	(31)
Non-cash stock compensation expense	–	23	–	–	–	–
Purchase of treasury stock	–	–	–	–	(191)	–
Treasury stock issued under stock compensation plans	–	(35)	–	–	30	–
Tax benefit of stock compensation plan transactions	–	(1)	–	–	–	–
Contributions from noncontrolling interest owners	–	–	–	–	–	18
Balance at June 30, 2015	$3	$3,242	$5,820	$(693)	$(3,955)	$893

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

Note 2: Discontinued Operations

The Company completed the sale of its Reciprocating Compression business to General Electric, effective June 1, 2014, and the sale of its Centrifugal Compression business to Ingersoll Rand on January 1, 2015. The gross cash consideration from the sale of both businesses was $1.4 billion, subject to pending closing adjustments.

Summarized financial information showing the results of operations of these discontinued operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014

Revenues	$–	$134	$–	$284
Cost of sales (excluding depreciation and amortization)	–	(93)	–	(203)
All other (costs) gains(1)	4	(25)	(1)	(58)
Gain on sale of Compression businesses, before tax	–	95	681	95

Income before income taxes	4	111	680	118
Income tax provision	(1)	(88)	(248)	(90)
Income from discontinued operations, net of income taxes	$3	$23	$432	$28

(1)	– Includes post-closing adjustments during the three months ended June 30, 2015.

The gain on the sale of the Compression businesses was determined as follows:

(dollars in millions)	Sale of Centrifugal Compression	Sale of Reciprocating Compression
Sales price	$850	$550
Net assets sold	(160)	(442)
Transaction and other costs associated with the sale	(9)	(13)
Pre-tax gain	681	95
Tax provision	(248)	(85)
Gain on sale	$433	$10

The tax provision associated with the pre-tax gain on the Reciprocating Compression business was impacted by nondeductible goodwill of approximately $192 million included in the total net assets sold.

Note 3: Other Costs (Gains), Net

Other costs (gains) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014

Asset charges -
Goodwill impairment	$–	$–	$517	$40
Other long-lived asset impairments	–	4	36	4
Accelerated depreciation on underutilized assets	10	–	10	–
Total	$10	$4	$563	$44

Other costs (gains) -
Facility closures and severance	17	3	33	8
Mark-to-market impact on currency derivatives not designated as accounting hedges	(1)	–	11	–
Gain from Venezuela currency devaluation	–	–	(4)	–
Gain from remeasurement of prior interest in equity method investment	–	(8)	–	(8)
Loss from Angola currency devaluation	9	–	9	–
All other costs, net	2	(5)	2	(1)
Total	27	(10)	51	(1)
Total other costs (gains),net	$37	$(6)	$614	$(43)

Asset impairment charges

The Company tests the carrying value of goodwill in accordance with accounting rules on impairment of goodwill, which require that the Company estimate the fair value of each of its reporting units annually, or when impairment indicators exist, and compare such amounts to their respective carrying values to determine if an impairment of goodwill is required.

In connection with our annual goodwill impairment test as of March 31, 2015, we tested the goodwill for each of our six reporting units. With the exception of the Process Systems reporting unit, no goodwill impairments were indicated. As described further in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, we recorded a goodwill impairment charge of $517 million at March 31, 2015 for the Process Systems reporting unit, leaving a remaining balance of goodwill in this reporting unit at June 30, 2015 of $53 million.

Previously, goodwill totaling $40 million relating to the Company’s Process Systems and Equipment (PSE) reporting unit was considered to be fully impaired during the annual goodwill impairment review conducted during the first quarter of 2014.

The Company also recognized impairment charges of $36 million during the six months ended June 30, 2015 relating to certain underutilized facilities resulting from weak market conditions. Charges of $4 million were recognized during the first six months of 2014 for impairment of certain intangible assets.

As a result of current market conditions and the impact on the Company’s operations, charges of $43 million were recognized during the six months ended June 30, 2015 related to the impact of pending facility closures, accelerated depreciation on underutilized assets, and workforce reductions.

Gain from Venezuela currency devaluation

Because of the continuing economic turmoil in Venezuela and further statutory changes which impact exchange rates companies are allowed to use by the Venezuelan government when converting bolivars into dollars, Cameron recognized a gain of $4 million relating to the impact on its bolivar-denominated net liabilities of a devaluation of the Venezuelan currency from the official exchange rate used in the past to a market-based rate during the first six months of 2015.

Gain from remeasurement of prior interest in equity method investment

In May 2014, the Company increased its prior ownership interest in Cameron Services Middle East LLC from 49% to 90%, for approximately $18 million. The Company recognized a pre-tax gain of nearly $8 million as a result of remeasuring its prior interest, which had been accounted for under the equity method, to fair value upon obtaining control of this entity during the second quarter of 2014.

Note 4: Receivables

Receivables consisted of the following:

(dollars in millions)	June 30, 2015	December 31, 2014

Trade receivables	$1,359	$1,678
Costs and estimated earnings in excess of billings on uncompleted contracts	632	621
Other receivables	150	122
Allowance for doubtful accounts	(45)	(32)
Total receivables	$2,096	$2,389

Note 5: Inventories

Inventories consisted of the following:

(dollars in millions)	June 30, 2015	December 31, 2014

Raw materials	$153	$159
Work-in-process	786	827
Finished goods, including parts and subassemblies	2,226	2,150
Other	23	24
Total gross inventories	3,188	3,160
Excess of current standard costs over LIFO costs	(73)	(86)
Allowances	(177)	(145)
Total net inventories	$2,938	$2,929

Note 6: Plant and Equipment and Goodwill

Plant and equipment consisted of the following (in millions):

(dollars in millions)	June 30, 2015	December 31, 2014

Plant and equipment, at cost	$3,523	$3,580
Accumulated depreciation	(1,709)	(1,616)
Total plant and equipment	$1,814	$1,964

Changes in goodwill during the six months ended June 30, 2014 were as follows (dollars in millions):

Balance at December 31, 2014	$2,461
Impairment of goodwill (Note 3)	(517)
Adjustments to the purchase price allocation for prior year acquisitions	(12)
Translation effect of currency changes and other	(52)
Balance at June 30, 2015	$1,880

Note 7: Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

(dollars in millions)	June 30, 2015	December 31, 2014

Trade accounts payable and accruals	$520	$1,084
Advances from customers	1,352	1,576
Other accruals	1,061	1,088
Total accounts payable and accrued liabilities	$2,933	$3,748

Note 8: Debt

The Company’s debt obligations were as follows (in millions):

(dollars in millions)	June 30, 2015	December 31, 2014

Commercial paper (0.49% weighted average rate at December 31, 2014)	$–	$201
Senior notes:
1.15% notes due December 15, 2016	250	250
1.40% notes due June 15, 2017	250	250
6.375% notes due July 15, 2018	450	450
4.5% notes due June 1, 2021	250	250
3.6% notes due April 30, 2022	250	250
4.0% notes due December 15, 2023	250	250
3.7% notes due June 15, 2024	250	250
7.0% notes due July 15, 2038	300	300
5.95% notes due June 1, 2041	250	250
5.125% notes due December 15, 2043	250	250
Unamortized original issue discount	(7)	(7)
Other debt	35	67
Obligations under capital leases	66	71
	2,844	3,082
Current maturities	(31)	(263)
Long-term maturities	$2,813	$2,819

Commercial paper program

The Company has in place a commercial paper program for general corporate purposes which allows for issuances of up to $500 million of commercial paper with maturities of no more than 364 days. This program is used for general corporate purposes.

Credit agreements and revolving credit facilities

In order to extend the length of its currently available credit facilities, the Company, including certain of its subsidiaries, entered into an amended and restated multi-currency credit agreement (the “Credit Agreement”) with various banks and other financial institutions on May 14, 2015. The Credit Agreement is for $750 million, has a term of five years, expiring on May 14, 2020, and replaces a previously existing $835 million multi-currency credit agreement due to expire in June 2016. The Credit Agreement will be used to finance working capital needs and for other general corporate purposes, including acquisitions, capital expenditures, repurchases of common stock, repayment of debt and issuances of letters of credit. At June 30, 2015, no letters of credit had been issued under the Credit Agreement, leaving $750 million available for future use.

The Company also has a $750 million multi-currency syndicated Revolving Credit Facility expiring April 11, 2017. Up to $200 million of this facility may be used for letters of credit. The Company has issued letters of credit totaling $44 million under the Revolving Credit Facility, leaving $706 million available for future use at June 30, 2015.

Note 9: Income Taxes

The Company’s effective income tax rate on income from continuing operations for the first six months of 2015 was a negative 79.2% as compared to 25.2% for the first six months of 2014. The components of the effective tax rates for both periods were as follows:

	Six Month Ended June 30,
	2015		2014
(dollars in millions)	Tax Provision	Tax Rate	Tax Provision	Tax Rate

Provision (benefit) based on international income (loss) distribution	$(29)	23.0%	$101	23.5%
Adjustments to income tax provision:
Asset impairments with no tax benefit	127	(100.5)	10	2.2
Other asset impairments	(1)	0.9	–	–
Finalization of prior year returns	2	(2.0)	2	0.4
Changes in valuation allowances	1	(0.6)	1	0.1
Accrual adjustments and other	–	–	(4)	(1.0)
Tax provision	$100	(79.2)%	$110	25.2%

Note 10: Business Segments

The Company’s operations are organized into four separate business segments – Subsea, Surface, Drilling and Valves and Measurement (V&M). Summary financial data by segment follows:

	Three Months Ended June 30,		Six Month Ended June 30,
(dollars in millions)	2015	2014	2015	2014
Revenues:
Subsea	$658	$735	$1,289	$1,416
Surface	510	613	1,053	1,151
Drilling	719	766	1,445	1,433
V&M	381	539	809	1,039
Elimination of intersegment revenues	(46)	(83)	(101)	(140)
Total revenues	$2,222	$2,570	$4,495	$4,899

Segment income before interest and income taxes:
Subsea	$67	$46	$124	$75
Surface	69	108	161	199
Drilling	119	97	254	164
V&M	44	110	89	208
Elimination of intersegment earning	(7)	(24)	(23)	(36)
Segment income before interest and income taxes	292	337	605	610

Corporate items:
Corporate expenses	(23)	(38)	(46)	(75)
Interest, net	(33)	(30)	(71)	(62)
Other (costs) gains, net (see Note 3)	(37)	6	(614)	(43)
Income (loss) from continuing operations before income taxes	$199	$275	$(126)	$430

Corporate items include governance expenses associated with the Company’s corporate office, as well as all of the Company’s interest income and interest expense, goodwill and asset impairment charges, severance and restructuring expenses, the impact of currency devaluations, foreign currency gains and losses from certain derivative and intercompany lending activities managed by the Company’s centralized treasury function and various other unusual or one-time costs or gains that are not considered a component of segment operating income. Consolidated interest income and expense are treated as corporate items because cash equivalents, short-term investments and debt, including location, type, currency, etc., are managed on a worldwide basis by the corporate treasury department.

Note 11: Earnings Per Share

The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in millions, except per share amounts)	2015	2014	2015	2014

Net income (loss) from continuing operations	$152	$210	$(226)	$320
Less: Net income attributable to noncontrolling interests	15	12	17	16
Net income (loss) from continuing operations attributable to Cameron	137	198	(243)	304
Income from discontinued operations, net of taxes	3	23	432	28
Net income attributable to Cameron	$140	$221	$189	$332

Average shares outstanding (basic)	191	204	192	209
Common stock equivalents	1	1	–	2
Diluted shares	192	205	192	211

Basic earnings (loss) per share:
Continuing operations	$0.71	$0.97	$(1.27)	$1.46
Discontinued operations	0.02	0.11	2.25	0.13
Basic earnings per share	$0.73	$1.08	$0.98	$1.59

Diluted earnings (loss) per share:
Continuing operations	$0.71	$0.97	$(1.27)	$1.44
Discontinued operations	0.02	0.11	2.25	0.13
Diluted earnings per share	$0.73	$1.08	$0.98	$1.57

Activity in the Company’s treasury shares were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Treasury shares at beginning of period	71,543,192	56,109,636	68,139,027	41,683,164
Purchases of treasury shares	278,700	4,516,668	4,225,234	19,673,771
Net change in treasury shares owned by participants in nonqualified deferred compensation plans	(599)	(1,614)	(732)	38,148
Treasury shares issued in satisfaction of stock option exercises and vesting of restricted stock units	(150,047)	(597,340)	(692,283)	(1,367,733)
Treasury shares at end of period	71,671,246	60,027,350	71,671,246	60,027,350
Average cost per share	$46.35	$63.00	$45.38	$61.37

At June 30, 2015, the Company had remaining authority for future stock purchases totaling approximately $285 million.

Note 12: Accumulated Other Comprehensive Income (Loss)

The changes in the components of accumulated other elements of comprehensive income (loss) attributable to Cameron stockholders for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30, 2015
(dollars in millions)	Accumulated Foreign Currency Translation Gain (Loss)	Prior Service Credits and Net Actuarial Losses	Accumulated Gain (Loss) on Cash Flow Hedge Derivatives	Total	Three Months Ended June 30, 2014

Balance at beginning of period	$(625)	$(78)	$(62)	$(765)	$(69)

Other comprehensive income (loss) before reclassifications:
Pre-tax	50	–	15	65	(6)
Tax effect	–	–	(12)	(12)	1

Amounts reclassified from accumulated other comprehensive income to:
Revenues	–	–	18	18	(2)
Cost of sales	–	–	9	9	(2)
Tax effect	–	–	(8)	(8)	2
Net current period other comprehensive income (loss)	50	–	22	72	(7)
Balance at end of period	$(575)	$(78)	$(40)	$(693)	$(76)

The changes in the components of accumulated other elements of comprehensive income (loss) attributable to Cameron stockholders for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30, 2015
(dollars in millions)	Accumulated Foreign Currency Translation Gain (Loss)	Prior Service Credits and Net Actuarial Losses	Accumulated Gain (Loss) on Cash Flow Hedge Derivatives	Total	Six Months Ended June 30, 2014

Balance at beginning of period	$(428)	$(78)	$(34)	$(540)	$(80)

Other comprehensive income (loss) before reclassifications:
Pre-tax	(147)	–	(43)	(190)	10
Tax effect	–	–	4	4	(2)

Amounts reclassified from accumulated other comprehensive income to:
Revenues	–	–	29	29	(5)
Cost of sales	–	–	17	17	(2)
Tax effect	–	–	(13)	(13)	3
Net current period other comprehensive income (loss)	(147)	–	(6)	(153)	4
Balance at end of period	$(575)	$(78)	$(40)	$(693)	$(76)

Note 13: Contingencies

The Company is subject to a number of contingencies, including litigation, tax contingencies and environmental matters.

Litigation

The Company has been and continues to be named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits. At June 30, 2015, the Company’s Consolidated Condensed Balance Sheet included a liability of approximately $18 million for such cases. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

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

The Company has been assessed customs duties and penalties by the government of Brazil totaling a U.S. dollar equivalent of almost $42 million at June 30, 2015, including interest accrued at local country rates, following a customs audit for the years 2003-2010. The Company has filed an administrative appeal and believes a majority of this assessment will ultimately be proven to be incorrect because of numerous errors in the assessment, and because the government has not provided appropriate supporting documentation for the assessment. As a result, the Company currently expects no material adverse impact on its results of operations or cash flows as a result of the ultimate resolution of this matter. No amounts have been accrued for this assessment as of June 30, 2015 as no loss is considered probable.

Environmental Matters

The Company is currently identified as a potentially responsible party (PRP) for one site designated for cleanup under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) or similar state law. The Osborne site is a landfill into which a predecessor of the Company’s former Reciprocating Compression operation in Grove City, Pennsylvania deposited waste, where remediation was completed in 2011 and remaining costs relate to ongoing ground water monitoring. The Company is also a party with de minimis exposure at other CERCLA sites.

The Company is engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality ("TCEQ") at a former manufacturing location in Houston, Texas. In 2001, the Company discovered that contaminated underground water had migrated under an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners. Concerns over the impact of the underground water contamination and its public disclosure on property values led to a number of claims by homeowners. The Company settled these claims, primarily through the settlement of a class action lawsuit which obligates the Company to reimburse approximately 190 homeowners for any diminution in value of their property due to contamination concerns at the time of the property's sale. Test results of monitoring wells on the southeastern border of the plume indicate that the plume is moving in a new direction, likely as a result of a ground water drainage system completed as part of an interstate highway improvement project. As a result, the Company notified 39 additional homeowners, and may provide notice to additional homeowners, whose property is adjacent to the class area that their property may be affected. The Company continues to monitor the situation to determine whether additional remedial measures would be appropriate. The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements as well as any possible new claims that may be filed with respect to this underground water contamination will not have a material adverse effect on its financial position or results of operations. The Company's Consolidated Condensed Balance Sheet included a noncurrent liability of approximately $7 million for these matters as of June 30, 2015.

Additionally, the Company has ceased operations at a number of other sites which had been active for many years and which may have yet undiscovered contamination. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At June 30, 2015, the Company's Consolidated Condensed Balance Sheet included a noncurrent liability of nearly $3 million for these environmental matters.

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

Following is a summary of the Company’s financial instruments which have been valued at fair value in the Company’s Consolidated Balance Sheets at June 30, 2015 and December 31, 2014:

	Fair Value Based on Quoted Prices in Active Markets for Identical Assets (Level 1)		Fair Value Based on Significant Other Observable Inputs (Level 2)		Total
(in millions)	2015	2014	2015	2014	2015	2014

Cash and cash equivalents:
Cash	$685	$616	$–	$–	$685	$616
Money market funds	338	842	–	–	338	842
Commercial paper	–	–	55	13	55	13
U.S. Treasury securities	–	5	–	–	–	5
U.S. corporate obligations	14	4	–	–	14	4
Non-U.S. bank and other obligations	203	33	–	–	203	33
Short-term investments:
Commercial paper	–	–	114	11	114	11
U.S. Treasury securities	63	51	–	–	63	51
U.S. corporate obligations	193	51	–	–	193	51
U.S. non-governmental agency asset-backed securities	–	–	66	–	66	–
Non-qualified plan assets:
Money market funds	–	1	–	–	–	1
Domestic bond funds	3	3	–	–	3	3
Domestic equity funds	6	5	–	–	6	5
International equity funds	3	3	–	–	3	3
Blended equity funds	6	5	–	–	6	5
Common stock	2	2	–	–	2	2
Derivatives, net asset (liability):
Foreign currency contracts	–	–	(50)	(99)	(50)	(99)
Total	$1,516	$1,621	$185	$(75)	$1,701	$1,546

Fair values for financial instruments utilizing level 2 inputs were determined from information obtained from third party pricing sources, broker quotes or calculations involving the use of market indices.

At June 30, 2015, the fair value of the Company’s fixed-rate debt (based on Level 1 quoted market rates) was approximately $2.8 billion as compared to the $2.7 billion face value of the debt recorded, net of discounts, in the Company’s Consolidated Condensed Balance Sheet. At December 31, 2014, the fair value of the Company’s fixed-rate debt (based on Level 1 quoted market rates) was approximately $2.9 billion as compared to the $2.7 billion face value of the debt.

Derivative Contracts

In order to mitigate the effect of exchange rate changes, the Company will often structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into foreign currency forward contracts to hedge specific large anticipated receipts or disbursements in currencies for which the Company does not expect to have fully offsetting local currency expenditures or receipts. The Company was party to a number of short- and long-term foreign currency forward contracts at June 30, 2015. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling, valve or other equipment contracts. Many of these contracts have been designated as and are accounted for as cash flow hedges with changes in the fair value of those contracts recorded in accumulated other comprehensive income (loss) in the period such change occurs. Certain other contracts, many of which are centrally managed, are intended to offset other foreign currency exposures but have not been designated as hedges for accounting purposes and, therefore, any change in the fair value of those contracts is reflected in earnings in the period such change occurs. The Company determines the fair value of its outstanding foreign currency forward contracts based on quoted exchange rates for the respective currencies applicable to similar instruments.

Total gross volume bought (sold) by notional currency and maturity date on open derivative contracts at June 30, 2015 was as follows:

	Notional Amount - Buy				Notional Amount - Sell
(amounts in millions)	2015	2016	2017	Total	2015	2016	2017	2018	Total
Foreign exchange forward contracts -
Notional currency in:
Australian dollar	–	–	–	–	(1)	–	–	–	(1)
Euro	143	60	36	239	(49)	(11)	–	–	(60)
Malaysian ringgit	275	61	–	336	(16)	–	–	–	(16)
Norwegian krone	412	579	31	1,022	(31)	(64)	(4)	–	(99)
Pound Sterling	140	9	–	149	(25)	(1)	–	–	(26)
U.S. dollar	11	30	2	43	(411)	(260)	(101)	(1)	(773)

While the Company reports and generally settles its individual derivative financial instruments on a gross basis, the agreements between the Company and its third party financial counterparties to the derivative contracts generally provide both the Company and its counterparties with the legal right to net settle contracts that are in an asset position with other contracts that are in an offsetting liability position, if required. The fair values of derivative financial instruments recorded in the Company’s Consolidated Condensed Balance Sheets at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014
(dollars in millions)	Assets	Liabilities	Assets	Liabilities

Derivatives designated as hedging instruments:
Current	$15	$67	$8	$83
Non-current	5	8	1	12
Total derivatives designated as hedging instruments	20	75	9	95

Derivatives not designated as hedging instruments:
Current	10	5	1	14
Non-current	–	–	–	–
Total derivatives not designated as hedging instruments	10	5	1	14

Total derivatives	$30	$80	$10	$109

The amount of pre-tax gain (loss) from the ineffective portion of derivatives designated as hedging instruments and from derivatives not designated as hedging instruments was:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014

Derivatives designated as hedging instruments -
Cost of sales	$4	$(1)	$1	$1

Derivatives not designated as hedging instruments -
Cost of sales	10	1	(9)	2
Other (costs) gains	1	–	(11)	–
Total pre-tax gain (loss)	$15	$–	$(19)	$3

Note 15: Recently Issued Accounting Pronouncements

Revenue

In May 2014, the U.S. Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards (IFRS).

The core principle of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), is that a company will recognize revenue when it transfers promised goods and services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. In order to comply with this new standard, companies will need to:

•	identify performance obligations in each contract,
•	estimate the amount of variable consideration to include in the transaction price, and
•	allocate the transaction price to each separate performance obligation.

ASU 2014-09, as amended, will be effective for Cameron beginning in the first quarter of 2018. In May 2015, the FASB issued further proposed amendments to this standard that would address accounting for licenses of intellectual property and identifying performance obligations. The FASB has also indicated they are planning to issue other proposed amendments that would clarify the collectibility criterion and provide practical expedients to ease transition, among other things. The Company has begun evaluating the impact of the new standard on its business and will ultimately determine after further analysis whether it will select the full retrospective or the modified retrospective implementation method.

Debt Issuance Costs

The FASB issued ASU 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03) in April 2015. ASU 2015-03 requires that debt issuance costs related to a recognized liability in the balance sheet be presented as a direct deduction to that liability rather than as an asset. This will align the presentation of debt issuance costs with that of debt discounts and premiums. The Company expects to adopt this new standard beginning January 1, 2016, with the guidance applied retrospectively to all prior periods presented in financial statements issued after that date. The Company does not currently anticipate a material impact on its Consolidated Balance Sheet at the time of adoption of this new standard.

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

SECOND QUARTER 2015 COMPARED TO SECOND QUARTER 2014

Market Conditions

Information related to a measure of drilling activity and certain commodity spot and futures prices during each quarter and the number of deepwater floaters and semis under contract at the end of each period follows:

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
Drilling activity (average number of working rigs during period)(1):
United States	909	1,852	(943)	(50.9)%
Canada	100	202	(102)	(50.5)%
Rest of world	1,169	1,348	(179)	(13.3)%
Global average rig count	2,178	3,402	(1,224)	(36.0)%

Commodity prices (average of daily U.S. dollar prices per unit during period)(2):
West Texas Intermediate (WTI) Cushing, OK crude spot price (per barrel)	$57.85	$103.06	$(45.21)	(43.9)%
Brent crude oil spot price (per barrel)	$66.22	$106.96	$(40.74)	(38.1)%
Henry Hub natural gas spot price (per MMBtu)	$2.73	$4.59	$(1.86)	(40.5)%

Twelve-month futures strip price (U.S. dollar amount at period end)(2):
West Texas Intermediate (WTI) Cushing, OK crude oil contract (per barrel)	$60.97	$101.10	$(40.13)	(39.7)%
Brent crude oil contract (per barrel)	$63.59	$112.36	$(48.77)	(43.4)%
Henry Hub natural gas contract (per MMBtu)	$3.05	$4.35	$(1.30)	(29.9)%

Contracted drillships and semi-submersibles by location at period-end(3):
U.S. Gulf of Mexico	46	49	(3)	(6.1)%
Central and South America	60	76	(16)	(21.1)%
Northwestern Europe	41	46	(5)	(10.9)%
West Africa	36	45	(9)	(20.0)%
Far East, Southeast Asia and Australia	29	26	3	11.5%
Indian Ocean	10	16	(6)	(37.5)%
Other	22	28	(6)	(21.4)%
Total	244	286	(42)	(14.7)%

(1)	Based on average monthly rig count data from Baker Hughes
(2)	Source: Bloomberg
(3)	Source: IHS Energy – IHS Petrodata World Rig Forecast

Second quarter 2015 average worldwide rig count levels were down significantly from the same period in 2014, largely due to lower activity levels in the United States, mainly reflecting (i) the sharp drop in commodity prices that began during the latter half of 2014 and (ii) the resulting 2015 capital spending cuts announced by many of the largest oil and gas production companies. Average worldwide working rig count levels for the month of June 2015 were down 40% from December 2014 and more than 16% from March 2015 and were at their lowest levels since mid-2009. Although the Company has a substantial backlog of work that is scheduled to be executed during 2015, these declines in commodity prices and drilling activity levels have already had and will continue to have a negative impact on future demand for our products and services and our future revenues and earnings. Based on the Company’s long history in the energy sector, we believe such declines in commodity prices and the level of demand are typically cyclical in nature. During such cyclical downturns, we take steps to adjust our commercial, manufacturing and support operations as appropriate to ensure that the Company remains competitive. The Company cannot predict the duration or depth of this down cycle.

In the United States, the average number of rigs drilling for oil during the second quarter of 2015 was down 55% from the second quarter of 2014 and, at the end of June 2015, was down 23% from the end of the first quarter of 2015, to its lowest level since August 2010. Rigs drilling for oil accounted for approximately 73% of total U.S. rig count levels at the end of June 2015, compared to 83% at the end of June 2014. The number of rigs drilling for gas in the United States during the second quarter of 2015 was 30% lower than the second quarter of 2014. Based on data from Baker Hughes, gas rig count levels in the United States during the second quarter of 2015 declined to their lowest levels in more than a quarter of a century.

The decrease in the Canadian rig count during the second quarter of 2015 as compared to the second quarter of 2014 was due largely to a decrease of 63% in the number of rigs drilling for oil. Rigs drilling for gas were also down over 38% during those same periods. Based on data from Baker Hughes, the number of rigs drilling for oil in Canada declined to a six-year low during the second quarter of 2015.

Nearly 45% of the average rig count decline noted in the table above for the remainder of the world was primarily the result of lower activity levels in Latin America.

Average crude oil and natural gas prices were significantly lower during the second quarter of 2015 as compared to the same period last year. Both WTI and Brent crude prices at the end of the second quarter of 2015 have declined over 40% since mid-2014 levels, although average daily crude oil prices increased during the second quarter of 2015 as compared to the first quarter of 2015. The twelve-month futures price for WTI crude oil at June 30, 2015 was approximately 3% higher than spot prices at the end of the quarter. The twelve-month futures price for Brent crude oil at June 30, 2015 was approximately 3% lower than spot prices at the end of the quarter.

Average natural gas prices during the second quarter of 2015 were down over 40% from the same period in 2014 and continued to decline slightly from average prices during the first quarter of 2015, although prices did recover somewhat near the end of the second quarter of 2015.  Spot prices at the end of June 2015 were almost 6% higher than at the end of March 2015. The twelve-month futures strip price for natural gas at June 30, 2015 was $3.05 per MMBtu at Henry Hub, which was 10% higher than the spot price at that date of $2.77.

The total number of drillships and semi-submersibles under contract at June 30, 2015 was down from June 30, 2014 due to the decline in commodity prices and drilling activity that began in the latter half of 2014. Based on data from IHS Energy, the contracted utilization rates for drillships was 87.5% in June 2015 compared to 96.2% in June 2014 and the contracted utilization rate for semi-submersibles was 85.4% in June 2015 compared to 92.0% in June 2014. At June 30, 2015, the supply of available semi-submersibles and drillships currently exceeds demand with additional supply expected to come on-line during the remainder of 2015 and beyond. Many of the newbuild drillships and semi-submersibles that are currently on order, planned or under construction do not currently have contracts in place. In connection with this, and in response to current market conditions, certain drilling contractors are making efforts to defer delivery of newbuild units and have begun to cold stack or scrap certain older rigs in their existing portfolios.

Consolidated Results

Net income attributable to Cameron stockholders for the second quarter of 2015 totaled $140 million, compared to $221 million for the same period in 2014. Earnings from continuing operations per diluted share totaled $0.71 for the second quarter of 2015, compared to $0.97 per diluted share for the same period in 2014. Included in the second quarter 2015 results were certain costs totaling $0.12 per diluted share, primarily associated with:

•	facility closures and severance activities, and

•	asset charges and other costs.

Included in the results for the second quarter of 2014 were after-tax gains, net of costs, totaling $0.02 per share, primarily related to a gain from remeasurement of a prior interest in an equity method investment, partially offset by certain long-lived asset impairment charges.

Absent these unusual amounts, diluted earnings from continuing operations per share would have decreased nearly 13% in the second quarter of 2015 as compared to the second quarter of 2014.

Total revenues for the Company decreased $348 million, or 13.5%, during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Revenues declined in all reporting segments due to weak market conditions resulting from the decrease in commodity prices and activity levels described above.

The Company’s gross product margins (revenues minus cost of sales, excluding depreciation and amortization, divided by revenues) increased to 28.7% during the second quarter of 2015 from 28.0% during the same period in 2014 mainly as a result of continuing improvements in project execution in the Subsea and Drilling segments as described further below under “Segment Results”.

Selling and administrative expenses decreased $54 million, or 16.2%, during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This decrease reflects the results of the Company’s internal transformation which began in 2014. The goal of this transformation effort is to permanently lower the Company’s operating cost structure. Selling and administrative expenses were 12.6% of revenues for the second quarter of 2015, down from 13.0% for the second quarter of 2014.

Other costs totaled $37 million for the three months ended June 30, 2015, largely related to pending facility closures and severance activities taken in response to current market conditions, accelerated depreciation on underutilized assets, and a devaluation of the Angolan currency.  Certain non-operating gains accounted for the majority of the net gain of $6 million recognized in the second quarter of 2014.  See Note 3 of the Notes to Consolidated Condensed Financial Statements for further information.

The Company’s effective tax rate on income from continuing operations for the second quarter of 2015 was 23.5% compared to 23.0% for the second quarter of 2014. The components of the effective tax rates for both periods were as follows:

	Three Months Ended June 30,
	2015		2014
(dollars in millions)	Tax Provision	Tax Rate	Tax Provision	Tax Rate

Provision based on international income distribution	$46	23.0%	$65	23.5%
Adjustments to income tax provision:
Other asset impairments	(1)	(0.6)	–	–
Finalization of prior year returns	1	0.7	–	–
Changes in valuation allowances	1	0.4	1	0.1
Accrual adjustments and other	–	–	(1)	(0.6)
Tax provision	$47	23.5%	$65	23.0%

Segment Results

Segment revenues and operating income before interest and income taxes represent the results of activities involving third-party customers and transactions with other segments. Segment operating income before interest and income taxes represents the profit remaining in the segment after deducting third-party and intersegment cost of sales, selling and administrative expenses and depreciation and amortization expense from third-party and intersegment revenues. For further information on the Company’s segments, see Note 10 of the Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Subsea Segment –

	Three Months Ended June 30,		Increase (Decrease)
(dollars in millions)	2015	2014	$	%

Revenues	$658	$735	$(77)	(10.5)%
Segment operating income before interest and income taxes	$67	$46	$21	45.7%
Segment operating income before interest and income taxes as a percent of revenues	10.2%	6.3%	N/A	3.9 pts.

Orders	$742	$596	$146	24.5%
Backlog (at period-end)	$4,178	$4,763	$(585)	(12.3)%

Revenues

Revenues decreased in the second quarter of 2015 as compared to the second quarter of 2014, primarily as a result of a slowdown in shipments for a project offshore West Africa.

Segment operating income before interest and income taxes as a percent of revenues

Segment operating income before interest and income taxes as a percent of revenues improved in the second quarter of 2015 as compared to the same period in 2014, due mainly to continued improvement in execution, cost control efforts and favorable mix.

Orders

Orders increased during the three months ended June 30, 2015 as compared to the same period in 2014, primarily due to the favorable impact of a $330 million award received for a subsea production system offshore North Africa and a significant award for subsea boosting in the Gulf of Mexico.

Backlog (at period-end)

The main drivers for the reduction in backlog levels at June 30, 2015 as compared to June 30, 2014 were weak order rates in relation to revenues as changing market conditions during the latter part of 2014 and the first quarter of 2015 caused a slowdown in new subsea production project awards from customers.

Surface Segment –

	Three Months Ended June 30,		Decrease
(dollars in millions)	2015	2014	$	%

Revenues	$510	$613	$(103)	(16.8)%
Segment operating income before interest and income taxes	$69	$108	$(39)	(36.1)%
Segment operating income before interest and income taxes as a percent of revenues	13.5%	17.6%	N/A	(4.1) pts.

Orders	$471	$619	$(148)	(23.9)%
Backlog (at period-end)	$970	$1,146	$(176)	(15.4)%

Revenues

The majority of the decline in revenues during the second quarter of 2015 as compared to the second quarter of 2014 was due to weak market conditions in North America. Other contributing factors included lower activity levels in Latin America, particularly Mexico and Venezuela, as well as lower shipments in Europe due to weakness in recent order levels.

Segment operating income before interest and income taxes as a percent of revenues

Nearly one-half of the decline in segment operating income before interest and income taxes as a percent of revenues was attributable to lower product margins due to pricing pressures and the unfavorable impact of lower utilization of rental equipment combined with modestly higher depreciation and amortization expense during the second quarter of 2015 as compared to the same period in 2014.

Orders

Orders declined during the second quarter of 2015 as compared to the second quarter of 2014 as a result of reduced activity levels in various North American unconventional resource regions in response to declining commodity prices, as well as lower demand for new products from customers in Saudi Arabia.

Backlog (at period-end)

The decrease in segment backlog at June 30, 2015 as compared to June 30, 2014 largely reflects weakness in demand for new equipment during the latter part of 2014 and the first half of 2015 due to current weak market conditions resulting from the recent decline in commodity prices.

Drilling Segment –

	Three Months Ended June 30,		Increase (Decrease)
(dollars in millions)	2015	2014	$	%

Revenues	$719	$766	$(47)	(6.1)%
Segment operating income before interest and income taxes	$119	$97	$22	22.7%
Segment operating income before interest and income taxes as a percent of revenues	16.6%	12.7%	N/A	3.9 pts.

Orders	$327	$639	$(312)	(48.8)%
Backlog (at period-end)	$2,405	$3,922	$(1,517)	(38.7)%

Revenues

Segment revenues decreased in the second quarter of 2015 as compared to the second quarter of 2014 mainly as a result of a drop in service revenue (includes activities and products to support our existing customer installed base), reflecting (i) a decrease in our installed base as customers have elected to scrap older rigs and (ii) the deferral of customer spending on discretionary services.

Segment operating income before interest and income taxes as a percent of revenues

The increase in segment operating income before interest and income taxes as a percent of revenues in the second quarter of 2015 as compared to the same period last year was due primarily to (i) continued improvement in project execution and (ii) cost control efforts, including a decrease in selling and administrative expenses.

Orders

Order rates declined during the second quarter of 2015 as compared to the same period in 2014 as a result of (i) cyclical weakness and a significant industry-wide over-supply of drilling rigs which has led to the scrapping of older rigs, (ii) a sharp reduction in demand for new rigs and (iii) the deferral of customer spending on discretionary services.

Backlog (at period-end)

Backlog at June 30, 2015 decreased from June 30, 2014 mainly due to the lack of meaningful activity in the new rig construction market, especially in relation to deepwater rigs.  Service backlog (includes activities and products to support our existing customer installed base) has also declined as customer decisions to scrap older rigs have resulted in a decrease in our installed base and as customers have elected to defer discretionary spending on services.

V&M Segment –

	Three Months Ended June 30,		Decrease
(dollars in millions)	2015	2014	$	%

Revenues	$381	$539	$(158)	(29.3)%
Segment operating income before interest and income taxes	$44	$110	$(66)	(60.0)%
Segment operating income before interest and income taxes as a percent of revenues	11.5%	20.4%	N/A	(8.9) pts.

Orders	$369	$517	$(148)	(28.6)%
Backlog (at period-end)	$809	$1,026	$(217)	(21.2)%

Revenues

Segment revenues declined in the second quarter of 2015 as compared to the second quarter of 2014, as lower North America upstream activity levels, caused by a decline in commodity prices, resulted in lower sales of valves and measurement products. Additionally, lower beginning backlog levels for engineered and process valves for use in midstream and downstream applications have also negatively impacted current shipment levels in comparison to the prior year quarter.

Segment operating income before interest and income taxes as a percent of revenues

The ratio of segment operating income before interest and income taxes as a percent of revenues declined sharply in the second quarter of 2015 as compared to the second quarter of 2014, primarily due to lower North America valve and measurement product margins resulting from pricing pressures and higher costs, as well as higher depreciation and amortization expense on lower volumes. Although selling and administrative expenses declined in the second quarter of 2015 as compared to the second quarter of 2014, the rate of decline was less than the rate of decline in revenues.

Orders

Orders for the second quarter of 2015 reflected a significant decline when compared to the second quarter of 2014. Lower North America upstream activity levels and high distributor inventory levels reduced demand for valve and measurement products. Additionally, current weakness in activity levels has also negatively impacted demand for valves for new midstream and downstream projects.

Backlog (at period-end)

Backlog levels for the V&M segment decreased from June 30, 2014 to June 30, 2015, as order rates during the last twelve months for custom valve and measurement products have not kept pace with recent deliveries.

Corporate Expenses

Corporate expenses were $23 million for the second quarter of 2015, a decline of $15 million from $38 million in the second quarter of 2014. This decrease reflects the results of the Company’s internal transformation which began in 2014. The goal of this transformation effort is to permanently lower the Company’s operating cost structure.

SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO SIX MONTHS ENDED JUNE 30, 2014

Market Conditions

Information related to drilling activity and certain commodity spot prices during the first six months of each period follows:

	Six Months Ended June 30,		Decrease
	2015	2014	Amount	%
Drilling activity (average number of working rigs during period)(1):
United States	1,145	1,816	(671)	(36.9)%
Canada	204	364	(160)	(44.0)%
Rest of world	1,215	1,341	(126)	(9.4)%
Global average rig count	2,564	3,521	(957)	(27.2)%

Commodity prices (average of daily U.S. dollar prices per unit during period)(2):
West Texas Intermediate (WTI) Cushing, OK crude spot price (per barrel)	$53.25	$100.89	$(47.64)	(47.2)%
Brent crude oil spot price (per barrel)	$63.07	$106.26	$(43.19)	(40.6)%
Henry Hub natural gas spot price (per MMBtu)	$2.80	$4.87	$(2.07)	(42.5)%

(1)	Based on average monthly rig count data from Baker Hughes
(2)	Source: Bloomberg

The decrease in average worldwide operating rigs during the first six months of 2015 as compared to the same period in 2014 reflects a significant decline in activity levels, particularly in the United States and Canada, which began at the end of 2014 and continued throughout the first six months of 2015. This drop in activity levels was in response to a significant decline in commodity prices which began during the last six months of 2014. In the United States, the average number of rigs drilling for oil has decreased almost 40% during the first six months of 2015 as compared to the same period in 2014, while rigs drilling for gas have declined 23% during the same period. In Canada, the average number of rigs drilling for oil was down 58% during the first six months of 2015 as compared to the first six months of 2014, while rigs drilling for gas were down 21%. Internationally, the average number of active working rigs declined in all major regions of the world, except the Middle East.

Average crude oil and natural gas prices were significantly lower during the first six months of 2015 as compared to the same period last year. Both WTI and Brent crude prices at the end of the first six months of 2015 have declined over 40% since mid-2014 levels, although average daily crude oil prices did increase during the second quarter of 2015 as compared to the first quarter of 2015.

While average natural gas prices during the first six months of 2015 were down significantly from the first six months of 2014, prices did begin to recover somewhat near the end of the first half of 2015 as compared to earlier in 2015.

Consolidated Results

Net income attributable to Cameron stockholders for the six months ended June 30, 2015 totaled $189 million, compared to $332 million for the first six months of 2014. The Company had a loss from continuing operations for the first six months of 2015 of $243 million, largely resulting from a goodwill impairment charge in the Process Systems business totaling $517 million. Offsetting this loss was income from discontinued operations of $432 million, which represented the gain on the sale of the Company’s Centrifugal Compression business. The Company’s loss from continuing operations per diluted share totaled $1.27 for the first six months of 2015, compared to earnings from continuing operations per diluted share of $1.44 for the same period in 2014. The goodwill impairment charge described above, as well as other asset impairment charges and certain other costs described further in Note 3 of the Notes to Consolidated Condensed Financial Statements totaled $3.01 per diluted share for the first six months of 2015.

The results for the first six months of 2014 included after-tax charges of $0.19 per share, primarily related to a goodwill impairment charge in the Process Systems and Equipment (PSE) business, an impairment of certain intangible assets, as well as severance, restructuring and other costs, net of certain non-operating gains.

Absent these costs in both periods, diluted earnings from continuing operations per share would have increased approximately 7% as compared to the first half of 2014.

Total revenues for the Company decreased $404 million, or 8.2%, during the six months ended June 30, 2015 as compared to the same period in 2014. Revenues declined in each segment except Drilling due to the impact of the weak market conditions resulting from the decrease in commodity prices and activity levels described above.

The Company’s gross product margins (revenues minus cost of sales, excluding depreciation and amortization, divided by revenues) increased to 29.0% during the first six months of 2015 from 27.7% during the same period in 2014, mainly due to improvements in project execution in the Subsea and Drilling segments as described further below under “Segment Results”.

Selling and administrative expenses decreased $86 million, or 13.2%, during the six months ended June 30, 2015 as compared to the same period in 2014. This decrease reflects the results of the Company’s internal transformation which began in 2014. The goal of this transformation effort is to permanently lower the Company’s operating cost structure. Selling and administrative expenses were 12.6% of revenues for the first six months of 2015, down from 13.3% for the same period in 2014.

Net interest increased $9 million, from $62 million during the first half of 2014 to $71 million during the first half of 2015, mainly as a result of $500 million of new senior notes issued in June 2014 and higher interest on capital leases.

Other costs were $614 million in the first six months of 2015, largely associated with (i) the goodwill impairment for the Process Systems business described above, (ii) impairment of certain underutilized facilities, (iii) pending facility closures and severance activities taken in response to current market conditions, (iv) accelerated depreciation on underutilized assets, and (v) a devaluation of the Venezuelan and Angolan currencies.  Charges of $43 million were recognized during the first six months of 2014 primarily for a goodwill impairment in the PSE business and impairment of certain intangible assets.

See Note 3 of the Notes to Consolidated Condensed Financial Statements for further information.

The Company’s effective income tax rate on income from continuing operations for the first six months of 2015 was a negative 79.2% as compared to 25.2% for the same period in 2014. The components of the effective tax rates for both periods were as follows:

	Six Month Ended June 30,
	2015		2014
(dollars in millions)	Tax Provision	Tax Rate	Tax Provision	Tax Rate

Provision (benefit) based on international income (loss) distribution	$(29)	23.0%	$101	23.5%
Adjustments to income tax provision:
Asset impairments with no tax benefit	127	(100.5)	10	2.2
Other asset impairments	(1)	0.9	–	–
Finalization of prior year returns	2	(2.0)	2	0.4
Changes in valuation allowances	1	(0.6)	1	0.1
Accrual adjustments and other	–	–	(4)	(1.0)
Tax provision	$100	(79.2)%	$110	25.2%

Segment Results

Subsea Segment –

	Six Months Ended June 30,		Increase (Decrease)
(dollars in millions)	2015	2014	$	%

Revenues	$1,289	$1,416	$(127)	(9.0)%
Segment operating income before interest and income taxes	$124	$75	$49	65.3%
Segment operating income before interest and income taxes as a percent of revenues	9.6%	5.3%	N/A	4.3 pts.

Orders	$1,302	$1,025	$277	27.0%

Revenues

Revenues decreased in the first half of 2015 as compared to the same period in 2014, primarily as a result of a slowdown in new product shipments, largely associated with projects offshore West Africa and in Asia.  This was partially offset by modest growth in the segment’s Services business (includes activities and products to support our existing customer installed base).

Segment operating income before interest and income taxes as a percent of revenues

Segment operating income before interest and income taxes as a percent of revenues improved significantly in the first six months of 2015 as compared to the same period in 2014, due mainly to continued improvement in execution, cost control efforts and favorable mix.

Orders

Orders increased during the six months ended June 30, 2015 as compared to the same period in 2014, primarily due to the favorable impact of a $330 million award received for a subsea production system offshore North Africa and a significant award for subsea boosting in the Gulf of Mexico.

Surface Segment –

	Six Months Ended June 30,		Decrease
(dollars in millions)	2015	2014	$	%

Revenues	$1,053	$1,151	$(98)	(8.5)%
Segment operating income before interest and income taxes	$161	$199	$(38)	(19.1)%
Segment operating income before interest and income taxes as a percent of revenues	15.3%	17.3%	N/A	(2.0) pts.

Orders	$921	$1,255	$(334)	(26.6)%

Revenues

The majority of the decline in revenues during the first half of 2015 as compared to the same period in 2014 was due to weak market conditions in North America. Other contributing factors included lower activity levels in Latin America, particularly Mexico and Venezuela, as well as lower shipments in Europe due to weakness in recent order levels.

Segment operating income before interest and income taxes as a percent of revenues

Nearly three quarters of the decline in the ratio of segment operating income before interest and income taxes as a percent of revenues was attributable to higher depreciation and amortization expense during the first six months of 2015 as compared to the same period in 2014 due to investment in rental assets in 2014.  Although selling and administrative expenses declined in the first six months of 2015 as compared to the same period in 2014, the rate of decline was less than the rate of decline in revenues.

Orders

Orders declined during the first six months of 2015 as compared to the same period in 2014 as a result of reduced activity levels in various North American unconventional resource regions in response to declining commodity prices, as well as lower demand for new products from customers in Saudi Arabia as compared to the levels experienced during the first six months of 2014.

Drilling Segment –

	Six Months Ended June 30,		Increase (Decrease)
(dollars in millions)	2015	2014	$	%

Revenues	$1,445	$1,433	$12	0.8%
Segment operating income before interest and income taxes	$254	$164	$90	54.9%
Segment operating income before interest and income taxes as a percent of revenues	17.6%	11.4%	N/A	6.2 pts.

Orders	$594	$1,456	$(862)	(59.2)%

Revenues

Revenues for the first half of 2015 were essentially flat with the first half of 2014 as continued improvement in project execution from beginning-of-the-year backlog levels mostly offset a decline in service revenue (includes activities and products to support our existing customer installed base), reflecting a decrease in our installed base as customers have elected to scrap older rigs and the deferral of customer spending on discretionary services.

Segment operating income before interest and income taxes as a percent of revenues

The substantial increase in segment operating income before interest and income taxes as a percent of revenues in the first six months of 2015 as compared to the same period in 2014 was due primarily to (i) continued improvement in project execution and (ii) cost control efforts, including a decrease in selling and administrative expenses as compared to the first six months of 2014.

Orders

Order rates declined during the first half of 2015 as compared to the first half of 2014 as a result of (i) cyclical weakness and a significant industry-wide over-supply of drilling rigs which has led to the scrapping of older rigs, (ii) a sharp reduction in demand for new rigs and (iii) the deferral of customer spending on discretionary services.

V&M Segment –

	Six Months Ended June 30,		Decrease
(dollars in millions)	2015	2014	$	%

Revenues	$809	$1,039	$(230)	(22.1)%
Segment operating income before interest and income taxes	$89	$208	$(119)	(57.2)%
Segment operating income before interest and income taxes as a percent of revenues	11.0%	20.0%	N/A	(9.0) pts.

Orders	$757	$1,053	$(296)	(28.1)%

Revenues

Segment revenues declined in the first six months of 2015 as compared to the same period in 2014, as lower North America upstream activity levels, caused by a decline in commodity prices, resulted in lower sales of valves and measurement products. Additionally, lower beginning-of-the-year backlog levels for engineered and process valves for use in midstream and downstream applications and shipment slippages have also negatively impacted current shipment levels in comparison to the prior year.

Segment operating income before interest and income taxes as a percent of revenues

The ratio of segment operating income before interest and income taxes as a percent of revenues declined sharply in the first half of 2015 as compared to the first half of 2014, primarily due to lower North America valve and measurement product margins resulting from pricing pressures and higher costs. Although selling and administrative expenses declined in the first half of 2015 as compared to the first half of 2014, the rate of decline was less than half the rate of decline in revenues. Also contributing to the lower ratio was higher depreciation and amortization expense on lower volumes.

Orders

Orders for the first six months of 2015 reflected a significant decline when compared to the same period in 2014. Lower North America upstream activity levels and high distributor inventory levels reduced demand for valve and measurement products. Additionally, current weakness in activity levels has also negatively impacted demand for valves for new midstream and downstream projects.

Corporate Expenses -

Corporate expenses were $46 million for the first six months of 2015, a decline of $29 million from $75 million in the first six months of 2014. This decrease reflects the results of the Company’s internal transformation which began in 2014. The goal of this transformation effort is to permanently lower the Company’s operating cost structure.

Liquidity and Capital Resources

Consolidated Condensed Statements of Cash Flows

During the first six months of 2015, net cash used for operations totaled $165 million, a decrease of $204 million from the $39 million of cash provided by operations during the same period in 2014. The change is largely reflective of the decline in earnings during the first six months of 2015 as compared to the same period in 2014. Additionally, a targeted reduction in the Company’s inventory has been slowed by the lengthy nature of many supply chains and the reduced pace of manufacturing activity.

Cash totaling $573 million was used to increase working capital during the first six months of 2015 compared to $588 million during the same period in 2014, a decrease of $15 million. During the first six months of 2015, increased collections of receivables across all segments added $252 million in cash. Offsetting this was $70 million of cash used as inventory levels continued to increase in each segment other than Drilling. The timing of payments to third parties, the consumption of customer advances on projects and annual employee incentive payouts made in the first half of 2015 also contributed to a use of cash totaling $755 million for the period.

Cash provided by investing activities was $386 million for the first six months of 2015 as compared to $346 million during the same period in 2014. In 2015, the Company received $832 million of cash, net of transaction costs, from the sale of the Centrifugal Compression business to Ingersoll Rand. In 2014, the Company received $547 million, net of transaction costs, from the sale of the Reciprocating Compression business to General Electric. Approximately $323 million of cash was used to increase the Company’s short term investments portfolio during the first six months of 2015 and capital spending during the period consumed an additional $130 million, as compared to capital spending of $178 million during the same period in 2014. Capital needs in the Subsea, Surface and Drilling segments accounted for the majority of the 2015 capital spending.

Net cash used for financing activities totaled $402 million for the first six months of 2015 as compared to $677 million used for financing activities during the same period in 2014. During the first half of 2015, the Company acquired over 4 million shares of treasury stock at a cash cost of $195 million. Approximately $1.2 billion of cash was used to acquire nearly 20 million shares of treasury stock during the first half of 2014. In 2014, the Board of Directors authorized the Company to initiate a commercial paper program with authority to issue up to $500 million in short-term debt. Under this program, the Company had $201 million of outstanding commercial paper at December 31, 2014 that was repaid during the first six months of 2015. Contributions from noncontrolling interest owners also added $18 million during the first six months of 2015, primarily relating to their share of a capital contribution made to OneSubsea in June 2015. Additionally, during June 2014, the Company issued a total of $500 million of new senior notes split equally between 3- and 10-year maturities.

Future liquidity requirements

At June 30, 2015, the Company had $1.7 billion of cash, cash equivalents and short-term investments. Approximately $635 million of the Company’s cash, cash equivalents and short-term investments at June 30, 2015 were in the OneSubsea venture. Dividends of available cash from OneSubsea to the venture partners require approval of the OneSubsea Board of Directors prior to payment. The venture partners made a combined cash contribution to OneSubsea totaling $50 million in June 2015.

Of the remaining cash, cash equivalents and short-term investments not in the OneSubsea venture, $333 million was located in the United States. Total debt at June 30, 2015 was nearly $2.8 billion, most of which was in the United States. Excluding capital leases, approximately $518 million of the debt obligations have maturities within the next three-year period. The remainder of the Company’s long-term debt is due in varying amounts between the last half of 2018 and 2043.

Largely as a result of the weak market conditions which have suppressed new demand, the Company’s backlog at June 30, 2015 has declined $1.2 billion, or 12%, since December 31, 2014 to approximately $8.4 billion at June 30, 2015. Additionally, orders during the first six months of 2015 were down nearly 25% from the same period in 2014. The Company views its backlog of unfilled orders, current order rates, current rig count levels and current and future expected oil and gas prices to be, in varying degrees, leading indicators of and factors in determining its estimates of future revenues, cash flows and profitability levels. Information regarding actual first half 2015 and 2014 average rig count and commodity price levels and forward-looking twelve-month market-traded futures prices for crude oil and natural gas are shown in more detail under the captions “Market Conditions” above. A more detailed discussion of second quarter and year-to-date orders and June 30 backlog levels by segment may be found under “Segment Results” above.

While the Company believes, based on its past experience, that the current decline in commodity prices and the level of demand are cyclical in nature, we cannot predict the duration or depth of this down cycle. The current weak level of orders and the decline in backlog have negatively impacted our reported revenues and results of operations and will continue to negatively impact those measures of performance in the future until customer demand begins to increase again. As a result of these market conditions, the Company has taken steps to control costs and adjust production levels to match current and expected demand.

In order to extend the length of its currently available credit facilities, the Company, including certain of its subsidiaries, entered into an amended and restated multi-currency credit agreement (the “Credit Agreement”) with various banks and other financial institutions on May 14, 2015. The Credit Agreement is for $750 million, has a term of five years, expiring on May 14, 2020, and replaces a previously existing $835 million multi-currency credit agreement due to expire in June 2016. The Credit Agreement will be used to finance working capital needs and for other general corporate purposes, including acquisitions, capital expenditures, repurchases of common stock, repayment of debt and issuances of letters of credit. At June 30, 2015, no letters of credit had been issued under the Credit Agreement, leaving $750 million available for future use.

The Company also has a $750 million multi-currency syndicated Revolving Credit Facility expiring April 11, 2017. Up to $200 million of this facility may be used for letters of credit. The Company has issued letters of credit totaling $44 million under the Revolving Credit Facility, leaving $706 million available for future use at June 30, 2015.

Despite current market conditions, the Company believes, based on its current financial condition, existing backlog levels and current expectations for future longer-term market conditions, that it will be able to meet its short- and longer-term liquidity needs with existing cash, cash equivalents and short-term investments on hand, expected cash flow from future operating activities and amounts available for borrowing under the credit facilities described above, including its $500 million commercial paper program described further in Note 8 of the Notes to Consolidated Condensed Financial Statements, and any future credit facilities the Company may enter into.

At June 30, 2015, the Company had remaining authority for future stock purchases totaling approximately $285 million.

Factors That May Affect Financial Condition and Future Results

Downturns in the oil and gas industry have had, and will likely in the future have, a negative effect on the Company’s sales and profitability.

Demand for most of the Company’s products and services, and therefore its revenue, depends to a large extent upon the level of capital expenditures related to oil and gas exploration, development, production, processing and transmission. Declines, as well as anticipated declines, in oil and gas prices could negatively affect the level of these activities, and could result in the cancellation, modification or rescheduling of existing orders. For example, oil prices began declining during the third quarter of 2014 and continued to decline during the first half of 2015. Average daily prices for West Texas Intermediate and Brent crude during the first six months of 2015 were down more than 40% from the first six months of 2014. Similarly, natural gas prices declined from an average of $4.87 per MMBtu during the first six months of 2014 to $2.80 per MMBtu for the first six months of 2014. These declines in commodity prices began to impact the average number of working rigs which began declining in late 2014 and continued to decline during the first half of 2015. Globally, the average rig count for the first six months of 2015 was down 27% from the first six months of 2014, with even steeper declines occurring in the United States and Canada. These market conditions negatively affected our second quarter and first half 2015 results and are expected to continue to significantly affect future exploration and production activity levels and, therefore, demand for the Company’s products and services at least through the remainder of 2015. During the first half of 2015 there have been numerous deepwater projects deferred and deepwater rigs idled. Efforts are also being made by drilling contractors to defer deliveries of new deepwater rigs currently under construction. In addition to a decline in future orders and revenues, the Company expects to incur additional costs as it continues to adjust, as necessary, its commercial, manufacturing and support operations levels to meet expected future customer demand. See also the discussion in “Market Conditions” above for the second quarter of 2015 as compared to the second quarter of 2014.

Cancellation, downsizing or delays of orders in backlog are possible.

As described above, commodity prices have declined significantly since mid-2014 which has resulted in various oil and gas exploration and production companies announcing spending cuts or deferrals in their 2015 capital spending plans, as well as headcount reductions. At current price levels, certain projects, particularly those in deepwater environments and unconventional resource regions, may become uneconomical for the risk involved. Certain customers that are more highly leveraged may also experience concerns regarding future projected cash flows based on current price levels. These factors could result in existing orders in backlog being cancelled, downsized or future shipment dates may be delayed, all of which could further negatively impact the Company’s future profitability.

At June 30, 2015, the Company’s backlog was approximately $8.4 billion, down 12% from December 31, 2014.  An example of a cancellation of an existing order is the reversal of $243 million of backlog during the first quarter of 2014 as the result of a customer cancellation of a large drilling project award issued in 2012.  Another example of a delay or downsizing of a previous award is the announcement by a customer in late 2013 of the deferral of its large project in the North Sea in order to work with its partners to improve the project’s economics.  This project was awarded to Cameron earlier in 2013.  As a result of the Company’s collaboration with our customer, we reduced the scope of this project in our backlog during the second quarter of 2015 to $416 million.  Additionally, the Company’s primary customer in Brazil, has announced plans for a significant reduction in future capital spending and is seeking to delay, and defer or cancel some existing projects, including projects for which the Company has direct or indirect contractual arrangements to supply products or services over a multi-year period.  While the Company’s contracts provide protection against cancellations, the Company continues to engage in discussions with the customer to reach a mutually agreeable solution.  At the end of the second quarter of 2015, the Company’s backlog included approximately $1 billion of direct or indirect product and services for this customer.

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

Cameron is involved in projects to provide customers with deepwater stacks and complete drilling packages for jackup rigs and, through our Subsea segment, is a significant participant in the subsea systems projects market. Some of the projects for these markets carry heightened execution risk because of their scope and complexity, in terms of both technical and logistical requirements. Such projects (i) may often involve long lead times, (ii) are larger in financial scope, (iii) require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and, in some cases, may require the development of new technology. As a subset of its total backlog at June 30, 2015, the Company’s Drilling segment had projects fitting this risk profile that amounted to approximately $930 million. As a subset of its total backlog at June 30, 2015, the Company’s Subsea segment had projects fitting this risk profile that amounted to approximately $2.2 billion. To the extent the Company experiences unplanned difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted. The Company accounts for its drilling and subsea projects, as it does its separation projects, using accounting rules for construction-type and production-type contracts. Factors that may affect future project costs and margins include the ability to properly execute the engineering and design phases consistent with our customers’ expectations, production efficiencies obtained, and the availability and costs of labor, materials and subcomponents. These factors can impact the accuracy of the Company’s estimates and materially impact the Company’s future period earnings. If the Company experiences cost overruns, the expected margin could decline. Were this to occur, in accordance with the accounting guidance, the Company would record a cumulative adjustment to reduce the margin previously recorded on the related project in the period a change in estimate is determined. Deepwater stack and jackup complete drilling packages, and subsea systems projects, accounted for approximately 8% and 15%, respectively, of total revenues for the first six months of 2015.

As a designer, manufacturer, installer and servicer of oil and gas pressure control equipment, the Company may be subject to liability for personal injury, property damage and environmental contamination should such equipment fail to perform to expectations.

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

An example of both is the Company’s experience in the Deepwater Horizon matter. The Company’s customer denied that it owed any indemnification under its contract with us, and when called on to participate in the Company’s settlement with BP Exploration and Production Inc., one of the seven insurers refused to provide coverage. The Company subsequently sued its insurer and won a judgment for the full policy amount plus interest and costs, but the insurer continues to litigate the matter and has appealed the judgment.

The implementation of an upgraded business information system may disrupt the Company’s operations or its system of internal controls.

The Company has a project underway to upgrade its SAP business information systems worldwide. The first stage of this multi-year effort was completed at the beginning of the third quarter of 2011 with the deployment of the upgraded system to the Company’s process systems and compression businesses. Since then, other businesses and business functions have been migrated in stages. As of June 30, 2015, nearly all businesses within the V&M segment, the Surface segment, the Company’s worldwide engineering and human resource functions, as well as other corporate office activities are now operating on the upgraded system. The Drilling segment was migrated to the upgraded system in July 2015, and the OneSubsea business is scheduled to begin using the upgraded system in 2016. The Drilling segment and the OneSubsea business are major contributors to the Company’s consolidated revenues and income before income taxes.

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

The Company’s operations expose it to trade and import and export regulations in multiple jurisdictions. In addition to using “Centers of Excellence” for manufacturing products to be delivered around the world, the Company imports raw materials, semi-finished goods and finished products into many countries for use in country or for manufacturing and/or finishing for re-export and import into another country for use or further integration into equipment or systems. Most movement of raw materials, semi-finished or finished products by the Company involves exports and imports. As a result, compliance with multiple trade sanctions and embargoes and import and export laws and regulations poses a constant challenge and risk to the Company. The Company has received a number of inquiries from U.S. governmental agencies, including the U.S. Securities and Exchange Commission and the Office of Foreign Assets Control, regarding compliance with U.S. trade sanction and export control regulations, the most recent of which was received in December 2012 and replied to by the Company in January 2013. The Company has undergone and will likely continue to undergo governmental audits to determine compliance with export and customs laws and regulations.

The United States and the European Union (EU) also recently imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities. These sanctions may severely limit the amount of future business the Company does with customers involved in activities in Russia. As of June 30, 2015, approximately 1% of the Company’s backlog related to future deliveries to customers doing business in Russia. Sales to customers doing business in Russia during the first six months of 2015 totaled less than 1% of the Company’s sales during the period. In addition, the sanctions of the U.S. and the EU are inconsistent and neither is, as yet, well defined, both of which factors increase the risk of an unintended violation.

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

In recent months, civil unrest and military action have increased in Iraq which may impact the ability of that country to continue to produce and export oil at current levels. Such unrest may also jeopardize the Company’s in-country investments and on-going business activities supporting Iraq’s oil and gas production infrastructure. At June 30, 2015, less than 1% of the Company’s backlog related to future deliveries to customers doing business in Iraq. Additionally, less than 1% of the Company’s property, plant and equipment were located in Iraq. The Company is also evaluating its options under the force majeure clauses of each of the major contracts with its customers doing business in Iraq in the event the current situation in that country continues to deteriorate.

Cameron also has manufacturing and service operations that are essential parts of its business in other developing countries and volatile areas in Africa, Latin America and other countries that were part of the Former Soviet Union, the Middle East, and Central and South East Asia. Operating in certain of these regions has increased the Company’s risk of identifying and hiring sufficient numbers of qualified personnel to meet customer demand in selected locations. The Company also purchases a large portion of its raw materials and components from a relatively small number of foreign suppliers in China, India and other developing countries. The ability of these suppliers to meet the Company’s demand could be adversely affected by the factors described above.

In addition, customers in countries such as Angola and Nigeria increasingly are requiring the Company to accept payments in the local currencies of these countries. These currencies do not currently trade actively in the world’s foreign exchange markets.

The Company also has certain manufacturing and services operations in Venezuela that contributed less than 1% of the Company’s consolidated revenues during the first six months of 2015. The economy in Venezuela is highly inflationary. As a result, the Company’s operations in Venezuela are accounted for as having a U.S. dollar functional currency and the Company considers its earnings in Venezuela to be permanently reinvested. Because of the continuing economic turmoil in Venezuela and further statutory changes which impact exchange rates companies are allowed to use by the Venezuelan government when converting bolivars into dollars, Cameron recognized a gain of $4 million relating to the impact on its bolivar-denominated net liabilities of a devaluation of the Venezuelan currency from the official exchange rate used in the past to a market-based rate during the first six months of 2015. The factors described above which led to the currency devaluation, along with recent civil unrest, create political and economic uncertainty with regard to the impact on the Company’s continued operations in this country. Net assets associated with the Company’s operations in Venezuela at June 30, 2015 totaled approximately $46 million.

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

As an example, various employees and former employees of the Company’s primary customer in Brazil are being investigated currently over allegations of bribery and other acts of corruption. This investigation, along with the current recessionary economic conditions in Brazil, is, at present, having a negative impact on future orders and growth prospects for the Company’s operations in Brazil. Sales to customers in Brazil accounted for approximately 5% of the Company’s consolidated revenues during the first six months of 2015, as well as the first six months of 2014.

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

Environmental concerns have been raised regarding the potential impact on underground water supplies of hydraulic fracturing which involves the pumping of water and certain chemicals under pressure into a well to break apart shale and other rock formations in order to increase the flow of oil and gas embedded in these formations. On March 20, 2015, the U.S. Interior Department’s Bureau of Land Management (BLM) released a final rule regulating hydraulic fracturing activities on Federal and Indian lands. The final rule includes new well-bore integrity requirements, imposes standards for interim storage of recovered waste fluids, and requires notifications and waiting periods for key parts of the fracturing process, which could lead to delays in fracturing and/or drilling operations. The rule also mandates disclosure of the chemicals used in the process. Additionally, on April 7, 2015, the U.S. Environmental Protection Agency (EPA) published a proposed rule that would prohibit the disposal of unconventional oil and natural gas wastewater at publicly owned treatment works.

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

Should these regulations, or additional regulations and bans by governments, continue to restrict or further curtail hydraulic fracturing activities, the Company’s revenues and earnings could be negatively impacted.

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

Cameron has implemented a corporate HSE Management System that incorporates many of the principles of ISO 14001 and OHSAS 18001. The HSE Management System contains a set of corporate standards that are required to be implemented and verified by each business unit. Cameron also has a corporate regulatory compliance audit program which uses independent third-party auditors to audit facilities on a regular basis to verify facility compliance with the relevant country, region and local environmental, health and safety laws and regulations. Audit reports are circulated to the senior management of the Company and to the appropriate business unit. The compliance program requires corrective and preventative actions be taken by a facility to remedy all findings of non-compliance which are tracked on the corporate HSE data base.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is currently exposed to market risk from changes in foreign currency exchange rates and changes in interest rates. A discussion of the Company’s market risk exposure in financial instruments follows.

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

In order to mitigate the effect of exchange rate changes, the Company will often structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into foreign currency forward contracts to hedge specific large anticipated receipts or disbursements in currencies for which the Company does not traditionally have fully offsetting local currency expenditures or receipts. The Company was party to a number of long-term foreign currency forward contracts at June 30, 2015. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling, valve or other equipment contracts involving the Company’s United States operations and various wholly-owned international subsidiaries. Many of these contracts have been designated as and are accounted for as cash flow hedges, with changes in the fair value of those contracts recorded in accumulated other comprehensive income (loss) in the period such change occurs. Certain other contracts, many of which are centrally managed, are intended to offset other foreign currency exposures but have not been designated as hedges for accounting purposes and, therefore, any change in the fair value of those contracts are reflected in earnings in the period such change occurs. The Company expects to expand its use of such contracts in the future.

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

Derivatives Activity

Total gross volume bought (sold) by notional currency and maturity date on open derivative contracts at June 30, 2015 was as follows:

	Notional Amount - Buy				Notional Amount - Sell
(amounts in millions)	2015	2016	2017	Total	2015	2016	2017	2018	Total
Foreign exchange forward contracts -
Notional currency in:
Australian dollar	–	–	–	–	(1)	–	–	–	(1)
Euro	143	60	36	239	(49)	(11)	–	–	(60)
Malaysian ringgit	275	61	–	336	(16)	–	–	–	(16)
Norwegian krone	412	579	31	1,022	(31)	(64)	(4)	–	(99)
Pound Sterling	140	9	–	149	(25)	(1)	–	–	(26)
U.S. dollar	11	30	2	43	(411)	(260)	(101)	(1)	(773)

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Sarbanes-Oxley Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no material changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The Company has been and continues to be named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits. At June 30, 2015, the Company’s Consolidated Condensed Balance Sheet included a liability of approximately $18 million for such cases. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Item 1A.	Risk Factors

The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 32 – 39 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

At June 30, 2015, the Company had remaining authority for future stock purchases totaling approximately $285 million.

Shares of common stock purchased and placed in treasury during the three months ended June 30, 2015 under the Board’s authorization program described above were as follows:

Period	Total number of shares purchased during the period	Average price paid per share	Cumulative number of shares purchased as part of repurchase program	Maximum number of shares that may yet be purchased under repurchase program(1)
4/1/15 – 4/30/15	278,700	$46.35	59,613,149	5,193,109
5/1/15 – 5/31/15	–	$–	59,613,149	5,546,196
6/1/15 – 6/30/15	–	$–	59,613,149	5,436,056
Total	278,700	$46.35	59,613,149	5,436,056

(1)	Based upon month-end stock price. At June 30, 2015, the closing stock price was $52.37 per share.

Item 3.	Defaults Upon Senior Securities

  None

Item 4.	Mine Safety Disclosures

  N/A

Item 5.	Other Information

(a)	Information Not Previously Reported in a Report on Form 8-K

  None

(b)	Material Changes to the Procedures by Which Security Holders May Recommend Board Nominees.

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

Date: July 24, 2015	CAMERON INTERNATIONAL CORPORATION
(Registrant)

	By:	/s/ Charles M. Sledge
Charles M. Sledge
Senior Vice President and Chief Financial Officer and authorized to sign on behalf of the Registrant

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification

31.2	Certification

32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document