Form 10-Q
period 2015-09-30
CAMERON INTERNATIONAL CORP
filed 2015-10-22
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Yes ☐ No ☑
Number of shares outstanding of issuer’s common stock as of October 15, 2015 was 190,921,638.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Cameron International Corporation
Consolidated Condensed Statements of Comprehensive Income
(dollars and shares in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)

REVENUES	$2,208	$2,678	$6,703	$7,577
COSTS AND EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,530	1,915	4,723	5,456
Selling and administrative expenses	256	320	821	970
Depreciation and amortization	86	83	264	256
Interest, net	34	36	105	98
Asset charges (see Note 4)	18	—	581	44
Other costs (gains), net (see Note 4)	26	19	77	18
Total costs and expenses	1,950	2,373	6,571	6,842

Income from continuing operations before income taxes	258	305	132	735
Income tax provision	(44)	(70)	(144)	(179)
Income (loss) from continuing operations	214	235	(12)	556
Income (loss) from discontinued operations, net of income taxes	(1)	3	431	31
Net income	213	238	419	587

Less: Net income attributable to noncontrolling interests	26	13	43	29
Net income attributable to Cameron stockholders	$187	$225	$376	$558

Amounts attributable to Cameron stockholders:
Income (loss) from continuing operations	$188	$222	$(55)	$527
Income (loss) from discontinued operations	(1)	3	431	31
Net income attributable to Cameron stockholders	$187	$225	$376	$558

Earnings (loss) per common share attributable to Cameron stockholders:
Basic -
Continuing operations	$0.99	$1.11	$(0.29)	$2.55
Discontinued operations	(0.01)	0.01	2.25	0.15
Basic earnings per share	$0.98	$1.12	$1.96	$2.70

Diluted -
Continuing operations	$0.98	$1.10	$(0.29)	2.53
Discontinued operations	(0.01)	0.01	2.25	0.15
Diluted earnings per share	$0.97	$1.11	$1.96	$2.68
Shares used in computing earnings per common share:
Basic	191	201	192	207
Diluted	192	203	192	208

Comprehensive income (loss)	$(8)	$29	$14	$389
Less: Comprehensive loss attributable to noncontrolling interests	(41)	(40)	(55)	(17)
Comprehensive income attributable to Cameron stockholders	$33	$69	$69	$406
The accompanying notes are an integral part of these statements.

Cameron International Corporation
Consolidated Condensed Balance Sheets
(dollars in millions, except shares and per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$1,627	$1,513
Short-term investments	321	113
Receivables, net	2,088	2,389
Inventories, net	2,659	2,929
Other current assets	481	391
Assets of discontinued operations	—	217
Total current assets	7,176	7,552
Plant and equipment, net	1,733	1,964
Goodwill	1,796	2,461
Intangibles, net	613	728
Other assets	291	187
TOTAL ASSETS	$11,609	$12,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$38	$263
Accounts payable and accrued liabilities	2,786	3,748
Accrued income taxes	342	168
Liabilities of discontinued operations	—	90
Total current liabilities	3,166	4,269
Long-term debt	2,794	2,819
Deferred income taxes	227	193
Other long-term liabilities	162	167
Total liabilities	6,349	7,448
Stockholders’ Equity:
Common stock, par value $.01 per share, 400,000,000 shares authorized, 263,111,472 shares issued at September 30, 2015 and December 31, 2014	3	3
Capital in excess of par value	3,253	3,255
Retained earnings	6,007	5,631
Accumulated other elements of comprehensive income (loss)	(847)	(540)
Less: Treasury stock, 72,298,711 shares at September 30, 2015 (68,139,027 shares at December 31, 2014)	(3,987)	(3,794)
Total Cameron stockholders’ equity	4,429	4,555
Noncontrolling interests	831	889
Total equity	5,260	5,444
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,609	$12,892
The accompanying notes are an integral part of these statements.

Cameron International Corporation
Consolidated Condensed Statements of Cash Flows
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)

Cash flows from operating activities:
Net income	$213	$238	$419	$587
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment and other charges	18	—	581	44
Loss on disposal of non-core assets	6	—	6	—
Pre-tax gain on sale of Compression businesses	—	—	(681)	(95)
Depreciation	74	74	226	217
Amortization	12	11	38	49
Non-cash stock compensation expense	13	13	35	43
Gain from remeasurement of prior interest in equity method investment	—	—	—	(8)
Deferred income taxes and tax benefit of employee stock compensation plan transactions	(53)	(74)	(68)	(57)
Changes in assets and liabilities, net of translation, and non-cash items:
Receivables	(6)	(69)	245	42
Inventories	176	(55)	106	(283)
Accounts payable and accrued liabilities	(115)	152	(869)	(291)
Other assets and liabilities, net	38	(74)	173	7
Net cash provided by operating activities	376	216	211	255
Cash flows from investing activities:
Proceeds received from sale of Compression businesses, net	—	—	832	547
Proceeds from sales and maturities of short-term investments	274	18	674	41
Purchases of short-term investments	(159)	(78)	(883)	(115)
Capital expenditures	(60)	(80)	(190)	(259)
Other dispositions (acquisitions), net	—	10	—	(7)
Proceeds from sales of plant and equipment	2	1	11	11
Net cash provided by (used for) investing activities	57	(129)	444	218
Cash flows from financing activities:
Issuance of senior notes	—	—	—	500
Debt issuance costs	—	—	—	(4)
Early retirement of senior notes	—	(253)	—	(253)
Short-term loan borrowings (repayments), net	(7)	94	(220)	104
Purchase of treasury stock	(45)	(351)	(240)	(1,556)
Contributions from (distributions to) noncontrolling interest owners, net	(21)	(40)	(3)	(40)
Proceeds from stock option exercises, net of tax payments from stock compensation plan transactions	10	14	5	39
Excess tax benefits from employee stock compensation plan transactions	—	1	1	6
Principal payments on capital leases	(6)	(6)	(15)	(15)
Net cash used for financing activities	(69)	(541)	(472)	(1,219)
Effect of translation on cash	(32)	(13)	(69)	(9)
Increase (decrease) in cash and cash equivalents	332	(467)	114	(755)
Cash and cash equivalents, beginning of period	1,295	1,525	1,513	1,813
Cash and cash equivalents, end of period	$1,627	$1,058	$1,627	$1,058
The accompanying notes are an integral part of these statements.

Cameron International Corporation
Consolidated Condensed Statement of Changes in Equity
(dollars in millions)

	Cameron Stockholders
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Elements of Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests
	(Unaudited)

Balance at December 31, 2014	$3	$3,255	$5,631	$(540)	$(3,794)	$889
Net income	—	—	376	—	—	43
Other comprehensive income (loss), net of tax	—	—	—	(307)	—	(98)
Non-cash stock compensation expense	—	35	—	—	—	—
Purchase of treasury stock	—	—	—	—	(236)	—
Treasury stock issued under stock compensation plans	—	(38)	—	—	43	—
Tax benefit of stock compensation plan transactions	—	1	—	—	—	—
Contributions from noncontrolling interest owners	—	—	—	—	—	18
Distributions to noncontrolling interest owners	—	—	—	—	—	(21)
Balance at September 30, 2015	$3	$3,253	$6,007	$(847)	$(3,987)	$831
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

Note 2: Merger of Cameron with Schlumberger

On August 26, 2015, Cameron and Schlumberger Limited "Schlumberger" announced that the companies had entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby a U.S. subsidiary of Schlumberger would acquire all of the issued and outstanding stock of Cameron. Under the terms of the agreement, Cameron shareholders will receive 0.716 shares of Schlumberger common stock and a cash payment of $14.44 in exchange for each Cameron common share. The Merger Agreement was unanimously approved by the board of directors of both companies. Consummation of the Merger is subject to customary closing conditions, including (a) approval by a majority of the Cameron stockholders of the Merger Agreement and (b) receipt of required regulatory consents and approvals. Schlumberger stockholders are not required to vote on the Merger Agreement. Should Cameron terminate the Merger Agreement in specified circumstances, the Company would be required to pay Schlumberger a termination fee equal to $321 million. This transaction is currently expected to close during the first quarter of 2016.

Note 3: Discontinued Operations
The Company completed the sale of its Reciprocating Compression business to General Electric, effective June 1, 2014, and the sale of its Centrifugal Compression business to Ingersoll Rand on January 1, 2015. The gross cash consideration from the sale of both businesses was $1.4 billion, subject to pending closing adjustments.

Summarized financial information showing the results of operations of these discontinued operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2015	2014	2015	2014

Revenues	$—	$64	$—	$348
Cost of sales (excluding depreciation and amortization)	—	(43)	—	(246)
All other (costs) gains	(1)	(17)	(2)	(75)
Gain on sale of Compression businesses, before tax	—	—	681	95

Income before income taxes	(1)	4	679	122
Income tax provision	—	(1)	(248)	(91)
Income from discontinued operations, net of income taxes	$(1)	$3	$431	$31
The gain on the sale of the Compression businesses was determined as follows:

(dollars in millions)	Sale of Centrifugal Compression	Sale of Reciprocating Compression
Sales price	$850	$550
Net assets sold	(160)	(442)
Transaction and other costs associated with the sale	(9)	(13)
Pre-tax gain	681	95
Tax provision	(248)	(85)
Gain on sale	$433	$10
The tax provision associated with the pre-tax gain on the Reciprocating Compression business was impacted by nondeductible goodwill of approximately $192 million included in the total net assets sold.

Note 4: Asset Charges and Other Costs (Gains), Net
Asset charges and other costs (gains) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2015	2014	2015	2014

Asset charges -
Goodwill impairment	$—	$—	$517	$40
Other long-lived asset impairments	18	—	54	4
Accelerated depreciation on underutilized assets	—	—	10	—
Total	$18	$—	$581	$44

Other costs (gains) -
Loss on disposal of non-core assets	6	10	6	10
Facility closures and severance	10	2	43	10
Merger costs	6	—	6	—
Mark-to-market impact on currency derivatives not designated as accounting hedges	—	4	11	4
Net loss from currency devaluations	2	—	7	—
Gain from remeasurement of prior interest in equity method investment	—	—	—	(8)
All other costs, net	2	3	4	2
Total	26	19	77	18
Total asset charges and other costs (gains), net	$44	$19	$658	$62
Asset charges
The Company tests the carrying value of goodwill in accordance with accounting rules on impairment of goodwill, which require that the Company estimate the fair value of each of its reporting units annually, or when impairment indicators exist, and compare such amounts to their respective carrying values to determine if an impairment of goodwill is required.
In connection with our annual goodwill impairment test as of March 31, 2015, we tested the goodwill for each of our six reporting units. With the exception of the Process Systems reporting unit, no goodwill impairments were indicated. As described further in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, we recorded a goodwill impairment charge of $517 million at March 31, 2015 for the Process Systems reporting unit, leaving a remaining balance of goodwill in this reporting unit at September 30, 2015 of $52 million.
During the first quarter of 2014, goodwill totaling $40 million relating to the Company’s Process Systems and Equipment (PSE) reporting unit was considered to be fully impaired during the annual goodwill impairment test.
The Company also recognized impairment charges of $54 million during the nine months ended September 30, 2015 relating to certain underutilized facilities resulting from weak market conditions and the write-down of assets retained in the agreement to sell the LeTourneau Offshore Products business, of which $18 million was recorded in the third quarter of 2015 (see further discussion below). Charges of $4 million were recognized during the first nine months of 2014 for impairment of certain intangible assets.

Loss on disposal of non-core assets
On August 27, 2015, Cameron entered into an agreement to sell the LeTourneau Offshore Products business within the Drilling Systems division to Keppel Offshore & Marine USA, Inc. for $100 million. In connection with this transaction, the Company recorded an estimated pre-tax loss of $6 million during the third quarter of 2015 to write-down the carrying value of the business to its fair value including certain other accrued liabilities associated with the sale. This was in addition to the $18 million write-down of retained assets discussed above. The sale is currently expected to close during the second quarter of 2016.

Assets and liabilities, including goodwill associated with this business, totaling $105 million and $1 million, respectively, have been presented as held for sale and included in other current assets or accounts payable and accrued liabilities as of September 30, 2015.

All other costs (Gains)
As a result of current market conditions and the impact on the Company’s operations, charges of $53 million were recognized during the nine months ended September 30, 2015 related to the impact of accelerated depreciation on underutilized assets, pending facility closures and severance for workforce reductions.
Merger costs includes costs related directly to activities to support and facilitate Cameron's merger with Schlumberger.
In May 2014, the Company increased its prior ownership interest in Cameron Services Middle East LLC from 49% to 90%, for approximately $18 million. The Company recognized a pre-tax gain of nearly $8 million as a result of remeasuring its prior interest, which had been accounted for under the equity method, to fair value upon obtaining control of this entity.
Note 5: Receivables
Receivables consisted of the following:

(dollars in millions)	September 30, 2015	December 31, 2014

Trade receivables	$1,267	$1,678
Costs and estimated earnings in excess of billings on uncompleted contracts	739	621
Other receivables	136	122
Allowance for doubtful accounts	(54)	(32)
Total receivables	$2,088	$2,389
Note 6: Inventories
Inventories consisted of the following:

(dollars in millions)	September 30, 2015	December 31, 2014

Raw materials	$125	$159
Work-in-process	688	827
Finished goods, including parts and subassemblies	2,022	2,150
Other	23	24
Total gross inventories	2,858	3,160
Excess of current standard costs over LIFO costs	(70)	(86)
Allowances	(129)	(145)
Total net inventories	$2,659	$2,929

Note 7: Plant and Equipment and Goodwill
Plant and equipment consisted of the following (in millions):

(dollars in millions)	September 30, 2015	December 31, 2014

Plant and equipment, at cost	$3,478	$3,580
Accumulated depreciation	(1,745)	(1,616)
Total plant and equipment	$1,733	$1,964
Changes in goodwill during the nine months ended September 30, 2015 were as follows (dollars in millions):

Balance at December 31, 2014	$2,461
Impairment of goodwill (Note 4)	(517)
Goodwill associated with assets held for sale	(14)
Adjustments to the purchase price allocation for prior year acquisitions	(12)
Translation effect of currency changes and other	(122)
Balance at September 30, 2015	$1,796

Note 8: Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following:

(dollars in millions)	September 30, 2015	December 31, 2014

Trade accounts payable and accruals	$521	$1,084
Advances from customers	1,165	1,576
Other accruals	1,100	1,088
Total accounts payable and accrued liabilities	$2,786	$3,748

Note 9: Debt
The Company’s debt obligations were as follows (in millions):

(dollars in millions)	September 30, 2015	December 31, 2014

Commercial paper (0.49% weighted average rate at December 31, 2014)	$—	$201
Senior notes:
1.15% notes due December 15, 2016	250	250
1.40% notes due June 15, 2017	250	250
6.375% notes due July 15, 2018	450	450
4.5% notes due June 1, 2021	250	250
3.6% notes due April 30, 2022	250	250
4.0% notes due December 15, 2023	250	250
3.7% notes due June 15, 2024	250	250
7.0% notes due July 15, 2038	300	300
5.95% notes due June 1, 2041	250	250
5.125% notes due December 15, 2043	250	250
Unamortized original issue discount	(7)	(7)
Other debt	27	67
Obligations under capital leases	62	71
	2,832	3,082
Current maturities	(38)	(263)
Long-term maturities	$2,794	$2,819
Commercial paper program
The Company has in place a commercial paper program for general corporate purposes which allows for issuances of up to $500 million of commercial paper with maturities of no more than 364 days.
Credit agreements and revolving credit facilities
In order to extend the length of its currently available credit facilities, the Company, including certain of its subsidiaries, entered into an amended and restated multi-currency credit agreement (the “Credit Agreement”) with various banks and other financial institutions on May 14, 2015. The Credit Agreement is for $750 million, has a term of five years, expiring on May 14, 2020, and replaces a previously existing $835 million multi-currency credit agreement due to expire in June 2016. The Credit Agreement will be used to finance working capital needs and for other general corporate purposes, including acquisitions, capital expenditures, repurchases of common stock, repayment of debt and issuances of letters of credit. At September 30, 2015, no letters of credit had been issued under the Credit Agreement, leaving $750 million available for future use.
The Company also has a $750 million multi-currency syndicated Revolving Credit Facility expiring April 11, 2017. Up to $200 million of this facility may be used for letters of credit. The Company has issued letters of credit totaling $36 million under the Revolving Credit Facility, leaving $714 million available for future use at September 30, 2015.

Note 10: Income Taxes
The Company’s effective income tax rate on income from continuing operations for the first nine months of 2015 was 109.1% as compared to 24.4% for the first nine months of 2014. The components of the effective tax rates for both periods were as follows:

	Nine Months Ended September 30,
	2015		2014
(dollars in millions)	Tax Provision	Tax Rate	Tax Provision	Tax Rate

Provision (benefit) based on international income (loss) distribution	$27	20.5%	$167	22.7%
Adjustments to income tax provision:
Impairments with no tax benefit	113	86.0	9	1.3
Asset impairments	(5)	(3.8)	—	—
Finalization of prior year returns	—	—	4	0.5
Changes in valuation allowances	8	6.3	3	0.4
Accrual adjustments and other	1	0.1	(4)	(0.5)
Tax provision	$144	109.1%	$179	24.4%

Note 11: Business Segments
The Company’s operations are organized into four separate business segments – Subsea, Surface, Drilling and Valves and Measurement (V&M). Summary financial data by segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2015	2014	2015	2014

Revenues:
Subsea	$758	$779	$2,047	$2,195
Surface	446	600	1,499	1,751
Drilling	673	800	2,118	2,233
V&M	376	558	1,185	1,597
Elimination of intersegment revenues	(45)	(59)	(146)	(199)
Total revenues	$2,208	$2,678	$6,703	$7,577

Segment income before interest and income taxes:
Subsea	$120	$44	$244	$119
Surface	49	105	210	304
Drilling	146	159	400	323
V&M	58	104	147	312
Elimination of intersegment earnings	(9)	(17)	(32)	(53)
Segment income before interest and income taxes	364	395	969	1,005

Corporate items:
Corporate expenses	(28)	(35)	(74)	(110)
Interest, net	(34)	(36)	(105)	(98)
Other (costs) gains, net (see Note 4)	(44)	(19)	(658)	(62)
Income from continuing operations before income taxes	$258	$305	$132	$735
Corporate items include governance expenses associated with the Company’s corporate office, as well as all of the Company’s interest income and interest expense, goodwill and asset impairment charges, severance and restructuring expenses, the impact of currency devaluations, stock-based compensation, foreign currency gains and losses from certain derivative and intercompany lending activities managed by the Company’s centralized treasury function and various other unusual or one-time costs or gains that are not considered a component of segment operating income. Consolidated interest income and expense are treated as corporate items because cash equivalents, short-term investments and debt, including location, type, currency, etc., are managed on a worldwide basis by the corporate treasury department.
Note 12: Earnings Per Share
The calculation of basic and diluted earnings per share for each period presented was as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in millions, except per share amounts)	2015	2014	2015	2014

Net income (loss) from continuing operations	$214	$235	$(12)	$556
Less: Net income attributable to noncontrolling interests	26	13	43	29
Net income (loss) from continuing operations attributable to Cameron	188	222	(55)	527
Income (loss) from discontinued operations, net of taxes	(1)	3	431	31
Net income attributable to Cameron	$187	$225	$376	$558

Average shares outstanding (basic)	191	201	192	207
Common stock equivalents	1	2	—	1
Diluted shares	192	203	192	208

Basic earnings (loss) per share:
Continuing operations	0.99	1.11	(0.29)	2.55
Discontinued operations	(0.01)	0.01	2.25	0.15
Basic earnings per share	0.98	1.12	1.96	2.70

Diluted earnings (loss) per share:
Continuing operations	0.98	1.10	(0.29)	2.53
Discontinued operations	(0.01)	0.01	2.25	0.15
Diluted earnings per share	0.97	1.11	1.96	2.68
Activity in the Company’s treasury shares were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Treasury shares at beginning of period	71,671,246	60,027,350	68,139,027	41,683,164
Purchases of treasury shares	905,100	4,915,044	5,130,334	24,588,815
Net change in treasury shares owned by participants in nonqualified deferred compensation plans	(1,920)	(1,440)	(2,652)	36,708
Treasury shares issued in satisfaction of stock option exercises and vesting of restricted stock units	(275,715)	(132,881)	(967,998)	(1,500,614)
Treasury shares at end of period	72,298,711	64,808,073	72,298,711	64,808,073
Average cost per share	$49.48	$71.43	$46.11	$63.38
At September 30, 2015, the Company had remaining authority for future stock purchases totaling approximately $240 million.
Note 13: Accumulated Other Comprehensive Income (Loss)
The changes in the components of accumulated other elements of comprehensive income (loss) attributable to Cameron stockholders for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30, 2015
(dollars in millions)	Accumulated Foreign Currency Translation Gain (Loss)	Prior Service Credits and Net Actuarial Losses	Accumulated Gain (Loss) on Cash Flow Hedge Derivatives	Total	Three Months Ended September 30, 2014

Balance at beginning of period	$(575)	$(78)	$(40)	$(693)	$(76)

Other comprehensive income (loss) before reclassifications:
Pre-tax	(155)	—	(18)	(173)	(167)
Tax effect	—	—	8	8	12

Amounts reclassified from accumulated other comprehensive income to:
Revenues	—	—	9	9	(2)
Cost of sales	—	—	8	8	1
Tax effect	—	—	(6)	(6)	—
Net current period other comprehensive income (loss)	(155)	—	1	(154)	(156)
Balance at end of period	$(730)	$(78)	$(39)	$(847)	$(232)
The changes in the components of accumulated other elements of comprehensive income (loss) attributable to Cameron stockholders for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30, 2015
(dollars in millions)	Accumulated Foreign Currency Translation Gain (Loss)	Prior Service Credits and Net Actuarial Losses	Accumulated Gain (Loss) on Cash Flow Hedge Derivatives	Total	Nine Months Ended September 30, 2014

Balance at beginning of period	$(428)	$(78)	$(34)	$(540)	$(80)

Other comprehensive income (loss) before reclassifications:
Pre-tax	(302)	—	(61)	(363)	(157)
Tax effect	—	—	12	12	10

Amounts reclassified from accumulated other comprehensive income to:
Revenues	—	—	38	38	(7)
Cost of sales	—	—	25	25	(1)
Tax effect	—	—	(19)	(19)	3
Net current period other comprehensive income (loss)	(302)	—	(5)	(307)	(152)
Balance at end of period	$(730)	$(78)	$(39)	$(847)	$(232)

Note 14: Contingencies
The Company is subject to a number of contingencies, including litigation, tax contingencies and environmental matters.
Litigation
The Company has been and continues to be named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits. At September 30, 2015, the Company’s Consolidated Condensed Balance Sheet included a liability of approximately $20 million for such cases. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.
Tax and Other Contingencies
The Company has legal entities in approximately 50 countries. As a result, the Company is subject to various tax filing requirements in these countries. The Company prepares its tax filings in a manner which it believes is consistent with such filing requirements. However, the tax laws and regulations to which the Company is subject often require interpretation and/or the application of judgment. Although the Company believes the tax liabilities for periods ending on or before the balance sheet date have been adequately provided for in the financial statements, to the extent a taxing authority believes the Company has not prepared its tax filings in accordance with the authority’s interpretation of the tax laws and regulations, the Company could be exposed to additional taxes.
The Company has been assessed customs duties and penalties by the government of Brazil following a customs audit for the years 2003-2010 totaling a U.S. dollar equivalent of approximately $34 million at September 30, 2015, including interest accrued at local country rates. The Company has filed an administrative appeal and believes a majority of this assessment will ultimately be proven to be incorrect because of numerous errors in the assessment, and because the government has not provided appropriate supporting documentation for the assessment. As a result, the Company currently expects no material adverse impact on its results of operations or cash flows as a result of the ultimate resolution of this matter. No amounts have been accrued for this assessment as of September 30, 2015 as no loss is considered probable.
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
The Company is engaged in site cleanup under the Voluntary Cleanup Plan of the Texas Commission on Environmental Quality ("TCEQ") at a former manufacturing location in Houston, Texas. In 2001, the Company discovered that contaminated underground water had migrated under an adjacent residential area. Pursuant to applicable state regulations, the Company notified the affected homeowners. Concerns over the impact of the underground water contamination and its public disclosure on property values led to a number of claims by homeowners. The Company settled these claims, primarily through the settlement of a class action lawsuit which obligates the Company to reimburse approximately 190 homeowners for any diminution in value of their property due to contamination concerns at the time of the property's sale. Test results of monitoring wells on the southeastern border of the plume indicate that the plume is moving in a new direction, likely as a result of a ground water drainage system completed as part of an interstate highway improvement project. As a result, the Company notified 39 additional homeowners, and may provide notice to additional homeowners, whose property is adjacent to the class area that their property may be affected. The Company continues to monitor the situation to determine whether additional remedial measures would be appropriate. The Company believes, based on its review of the facts and law, that any potential exposure from existing agreements as well as any possible new claims that may be filed with respect to this underground water contamination will not have a material adverse effect on its financial position or results of operations. The Company's Consolidated Condensed Balance Sheet included a noncurrent liability of approximately $7 million for these matters as of September 30, 2015.
Additionally, the Company has ceased operations at a number of other sites which had been active for many years and which may have yet undiscovered contamination. The Company does not believe, based upon information currently available, that there are any material environmental liabilities existing at these locations. At September 30, 2015, the Company's Consolidated Condensed Balance Sheet included a noncurrent liability of approximately $3 million for these environmental matters.

Note 15: Fair Value of Financial Instruments
Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, trade receivables, trade payables, derivative instruments and debt instruments. The book values of trade receivables, trade payables and floating-rate debt instruments are considered to be representative of their respective fair values.
Following is a summary of the Company’s financial instruments which have been valued at fair value in the Company’s Consolidated Balance Sheets at September 30, 2015 and December 31, 2014:

	Fair Value Based on Quoted Prices in Active Markets for Identical Assets (Level 1)		Fair Value Based on Significant Other Observable Inputs (Level 2)		Total
(dollars in millions)	2015	2014	2015	2014	2015	2014

Cash and cash equivalents:
Cash	$703	$616	$—	$—	$703	$616
Money market funds	827	842	—	—	827	842
Commercial paper	—	—	48	13	48	13
U.S. Treasury securities	—	5	—	—	—	5
U.S. corporate obligations	10	4	—	—	10	4
Non-U.S. bank and other obligations	39	33	—	—	39	33
Short-term investments:
Commercial paper	—	—	96	11	96	11
U.S. Treasury securities	32	51	—	—	32	51
U.S. corporate obligations	140	51	—	—	140	51
U.S. non-governmental agency asset-backed securities	—	—	53	—	53	—
Non-qualified plan assets:
Money market funds	—	1	—	—	—	1
Domestic bond funds	3	3	—	—	3	3
Domestic equity funds	5	5	—	—	5	5
International equity funds	3	3	—	—	3	3
Blended equity funds	5	5	—	—	5	5
Common stock	2	2	—	—	2	2
Derivatives, net asset (liability):
Foreign currency contracts	—	—	(58)	(99)	(58)	(99)
Total	$1,769	$1,621	$139	$(75)	$1,908	$1,546
Fair values for financial instruments utilizing level 2 inputs were determined from information obtained from third party pricing sources, broker quotes or calculations involving the use of market indices.
At both September 30, 2015 and December 31, 2014, the fair value of the Company’s fixed-rate debt (based on Level 1 quoted market rates) were approximately $2.9 billion as compared to the $2.7 billion face value of the debt recorded, net of discounts, in the Company’s Consolidated Condensed Balance Sheet.

Derivative Contracts
In order to mitigate the effect of exchange rate changes, the Company will often structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into foreign currency forward contracts to hedge specific large anticipated receipts or disbursements in currencies for which the Company does not expect to have fully offsetting local currency expenditures or receipts. The Company was party to a number of short- and long-term foreign currency forward contracts at September 30, 2015. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling, valve or other equipment contracts. Many of these contracts have been designated as and are accounted for as cash flow hedges for accounting purposes with changes in the fair value of those contracts recorded in accumulated other comprehensive income (loss) in the period such change occurs. Certain other contracts, many of which are centrally managed, are intended to offset other foreign currency exposures but have not been designated as hedges for accounting purposes and, therefore, any change in the fair value of those contracts is reflected in earnings in the period such change occurs. The Company determines the fair value of its outstanding foreign currency forward contracts based on quoted exchange rates for the respective currencies applicable to similar instruments.
Total gross volume bought (sold) by notional currency and maturity date on open derivative contracts at September 30, 2015 was as follows:

	Notional Amount - Buy				Notional Amount - Sell
(amounts in millions)	2015	2016	2017	Total	2015	2016	2017	2018	Total
Foreign exchange forward contracts -
Notional currency in:
Euro	65	69	37	171	(23)	(10)	—	—	(33)
Malaysian ringgit	143	76	—	219	(16)	—	—	—	(16)
Norwegian krone	187	598	32	817	(51)	(74)	(4)	—	(129)
Pound Sterling	94	22	2	118	(5)	(1)	—	—	(6)
U.S. dollar	16	44	4	64	(282)	(327)	(101)	(1)	(711)
While the Company reports and generally settles its individual derivative financial instruments on a gross basis, the agreements between the Company and its third party financial counterparties to the derivative contracts generally provide both the Company and its counterparties with the legal right to net settle contracts that are in an asset position with other contracts that are in an offsetting liability position. The fair values of derivative financial instruments recorded in the Company’s Consolidated Condensed Balance Sheets at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
(dollars in millions)	Assets	Liabilities	Assets	Liabilities

Derivatives designated as hedging instruments:
Current	$10	$62	$8	$83
Non-current	4	4	1	12
Total derivatives designated as hedging instruments	14	66	9	95

Derivatives not designated as hedging instruments:
Current	—	6	1	14
Non-current	—	—	—	—
Total derivatives not designated as hedging instruments	—	6	1	14

Total derivatives	$14	$72	$10	$109

The amount of pre-tax loss from the ineffective portion of derivatives designated as hedging instruments and from derivatives not designated as hedging instruments was:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2015	2014	2015	2014

Derivatives designated as hedging instruments -
Cost of sales	$1	$4	$—	$3

Derivatives not designated as hedging instruments -
Cost of sales	11	6	20	4
Other costs	—	4	11	4
Total pre-tax loss	$12	$14	$31	$11
Note 16: Recently Issued Accounting Pronouncements
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
Debt Issuance Costs

The FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03) in April 2015. ASU 2015-03 requires that debt issuance costs related to a recognized liability in the balance sheet be presented as a direct deduction to that liability rather than as an asset. This will align the presentation of debt issuance costs with that of debt discounts and premiums. Final guidance on this standard, issued as ASU 2015-15 in August 2015, includes an SEC staff announcement that the SEC staff will not object to an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. The original standard, as issued, did not address revolving lines of credit, which may not have outstanding balances. The Company expects to adopt this new standard beginning January 1, 2016, with the guidance applied retrospectively to all prior periods presented in financial statements issued after that date. The Company does not currently anticipate a material impact on its Consolidated Balance Sheet at the time of adoption of this new standard.

Inventory

The FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11) in July 2015. ASU 2015-11 requires companies to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for the Company’s FIFO inventories beginning January 1, 2016. The Company does not currently anticipate a material impact on its consolidated financial statements at the time of adoption of this new standard.

Business Combinations

The FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16) in September 2015. This new standard specifies that an acquirer should recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, eliminating the current requirement to retrospectively account for these adjustments. Additionally, the full effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts should be recognized in the same period as the adjustments to the provisional amounts. The Company expects to adopt this new standard beginning January 1, 2016.

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

Merger of Cameron with Schlumberger

On August 26, 2015, Cameron and Schlumberger Limited (Schlumberger) announced that the companies had entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby a U.S. subsidiary of Schlumberger would acquire all of the issued and outstanding stock of Cameron. Under the terms of the agreement, Cameron shareholders will receive 0.716 shares of Schlumberger common stock and a cash payment of $14.44 in exchange for each Cameron common share. The Merger Agreement was unanimously approved by the board of directors of both companies. Consummation of the Merger is subject to customary closing conditions, including (a) approval by a majority of the Cameron stockholders of the Merger Agreement and (b) receipt of required regulatory consents and approvals. Schlumberger stockholders are not required to vote on the Merger Agreement. Should Cameron terminate the Merger Agreement in specified circumstances, the Company would be required to pay Schlumberger a termination fee equal to $321 million. This transaction is currently expected to close during the first quarter of 2016.

THIRD QUARTER 2015 COMPARED TO THIRD QUARTER 2014

Market Conditions
Information related to a measure of drilling activity and certain commodity spot and futures prices during each quarter and the number of deepwater floaters and semis under contract at the end of each period follows:

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	%
Drilling activity (average number of working rigs during period)(1):
United States	866	1,903	(1,037)	(54.5)%
Canada	191	385	(194)	(50.4)%
Rest of world	1,132	1,348	(216)	(16.0)%
Global average rig count	2,189	3,636	(1,447)	(39.8)%

Commodity prices (average of daily U.S. dollar prices per unit during period)(2):
West Texas Intermediate (WTI) Cushing, OK crude spot price (per barrel)	$46.48	$97.60	$(51.12)	(52.4)%
Brent crude oil spot price (per barrel)	$54.57	$104.30	$(49.73)	(47.7)%
Henry Hub natural gas spot price (per MMBtu)	$2.75	$3.93	$(1.18)	(30.0)%

Twelve-month futures strip price (U.S. dollar amount at period end)(2):
West Texas Intermediate (WTI) Cushing, OK crude oil contract (per barrel)	$47.83	$88.68	$(40.85)	(46.1)%
Brent crude oil contract (per barrel)	$48.37	$94.67	$(46.30)	(48.9)%
Henry Hub natural gas contract (per MMBtu)	$2.75	$4.01	$(1.26)	(31.4)%

Contracted drillships and semi-submersibles by location at period-end(3):
U.S. Gulf of Mexico	46	48	(2)	(4.2)%
Central and South America	55	66	(11)	(16.7)%
Northwestern Europe	38	44	(6)	(13.6)%
West Africa	32	46	(14)	(30.4)%
Far East, Southeast Asia and Australia	28	39	(11)	(28.2)%
Indian Ocean	7	16	(9)	(56.3)%
Other	20	24	(4)	(16.7)%
Total	226	283	(57)	(14.7)%

(1)	Based on average monthly rig count data from Baker Hughes

(2)	Source: Bloomberg

(3)	Source: IHS Energy – IHS Petrodata World Rig Forecast
Third quarter 2015 average worldwide rig count levels were down significantly from the same period in 2014, largely due to lower activity levels in the United States, mainly reflecting (i) the continued low commodity prices that began during the latter half of 2014 and (ii) the resulting 2015 capital spending cuts announced by many oil and gas production companies. Average worldwide working rig count levels for the month of September 2015 decreased approximately 39% from December 2014 but were approximately the same as during June 2015. The current worldwide working rig count levels continue to be at their lowest levels since mid-2009. Although the Company has a backlog of work that is scheduled to be executed during the remainder of 2015, these declines in commodity prices and drilling activity levels have already had and will continue to have a negative impact on future demand for our products and services and our future revenues and earnings. Based on the Company’s long history in the energy sector, we believe such declines in commodity prices and the level of demand are typically cyclical in nature. During such cyclical downturns, we take steps to adjust our commercial, manufacturing and support operations as appropriate to ensure that the Company remains competitive. The Company cannot predict the duration or depth of this down cycle.

In the United States, the average number of rigs drilling for oil during the third quarter of 2015 decreased approximately 59% from the same period in 2014 and, at the end of September 2015, decreased approximately 2% from the end of the second quarter of 2015, to its lowest level since August 2010. Rigs drilling for oil accounted for approximately 77% of total U.S. rig count levels at the end of September 2015, compared to 82% at the end of September 2014. The number of rigs drilling for gas in the United States during the third quarter of 2015 was approximately 36% less than the third quarter of 2014. Based on data from Baker Hughes, gas rig count levels in the United States during the third quarter of 2015 declined to their lowest levels in more than a quarter of a century.

The decrease in the Canadian rig count during the third quarter of 2015 as compared to the same period in 2014 was due largely to a decrease of approximately 61% in the number of rigs drilling for oil. Rigs drilling for gas decreased approximately 38% during those same periods.

Average crude oil and natural gas prices were significantly lower during the third quarter of 2015 as compared to the same period last year. Both WTI and Brent crude prices at the end of the third quarter of 2015 have declined approximately 51% and 46%, respectively, since September 30, 2014. The twelve-month futures price for WTI crude oil at September 30, 2015 was approximately 6% higher than spot prices at the end of the quarter. The twelve-month futures price for Brent crude oil at September 30, 2015 was approximately 7% lower than spot prices at the end of the third quarter.

Average natural gas prices during the third quarter of 2015 were down approximately 30% from the same period in 2014 and increased slightly when compared to average prices during the second quarter of 2015. Spot prices at the end of September 2015 were approximately 40% lower than at the end of September 2014. At September 30, 2015, the twelve-month futures strip price for natural gas at Henry Hub was $2.75 per MMBtu, which was 10% higher than the spot price at that date of $2.47 per MMBtu.

The total number of drillships and semi-submersibles under contract at September 30, 2015 was down from September 30, 2014 due to the decline in commodity prices and drilling activity that began in the latter half of 2014. Based on data from IHS Energy, the contracted utilization rates for drillships was 75.8% in September 2015 compared to 92.7% in September 2014 and the contracted utilization rate for semi-submersibles was 70.2% in September 2015 compared to 81.9% in September 2014. At September 30, 2015, the supply of available semi-submersibles and drillships currently exceeds demand with additional supply expected to come on-line during the remainder of 2015 and beyond. Many of the newbuild drillships and semi-submersibles that are currently on order, planned or under construction do not currently have contracts in place. In connection with this, and in response to current market conditions, certain drilling contractors are making efforts to defer delivery of newbuild units and have begun to cold stack or scrap certain older rigs in their existing portfolios.

Consolidated Results
Net income attributable to Cameron stockholders for the third quarter of 2015 totaled $187 million, compared to $225 million for the same period in 2014. Earnings from continuing operations per diluted share totaled $0.98 for the third quarter of 2015, compared to $1.10 per diluted share for the same period in 2014. Included in the third quarter 2015 results were certain costs totaling $0.20 per diluted share, primarily associated with:

•	the estimated loss and asset write-downs of $24 million associated with the expected sale of the Company’s LeTourneau Offshore Products business, and

•	merger, severance and restructuring activities.

Included in the results for the third quarter of 2014 were after-tax costs, totaling $0.07 per diluted share, primarily related to a loss on disposal of non-core assets, costs associated with the early retirement of certain Senior Notes and severance, restructuring and various other costs.

Total revenues for the Company decreased $470 million, or 17.6%, during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Revenues declined in all reporting segments due to weak market conditions resulting from the decrease in commodity prices and activity levels described above.

The Company’s margins (defined as revenues minus cost of sales, excluding depreciation and amortization, divided by revenues) increased to 30.7% during the third quarter of 2015 from 28.5% during the same period in 2014 mainly as a result of continuing improvements in project execution coupled with favorable margin mix compared to prior year in the Subsea and Drilling segments partially offset by pricing pressures and volume declines in Surface and V&M as described further below under “Segment Results”.

Selling and administrative expenses decreased $64 million, or 20.0%, during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This decrease reflects the results of the Company’s internal transformation which began in 2014. The goal of this transformation effort is to permanently lower the Company’s operating cost structure. Selling and administrative expenses were 11.6% of revenues for the third quarter of 2015, down from 11.9% for the third quarter of 2014.

Other costs totaled $44 million for the three months ended September 30, 2015, largely related to the estimated loss and asset write-downs of $24 million associated with the expected sale of the Company’s LeTourneau Offshore Products business anticipated to close in the second quarter of 2016 and various acquisition and restructuring activities. The loss on disposal of certain non-core assets, costs associated with the early retirement of certain Senior Notes and severance, restructuring and various other costs accounted for the majority of the $19 million of costs recognized in the third quarter of 2014. See Note 4 of the Notes to Consolidated Condensed Financial Statements for further information.

The Company’s effective tax rate on income from continuing operations for the third quarter of 2015 was 16.9% compared to 23.0% for the third quarter of 2014. The components of the effective tax rates for both periods were as follows:

	Three Months Ended September 30,
	2015		2014
(dollars in millions)	Tax Provision	Tax Rate	Tax Provision	Tax Rate

Provision (benefit) based on international income (loss) distribution	$43	16.7%	$66	21.6%
Adjustments to income tax provision:
Asset impairments	(5)	(2.0)	—	—
Finalization of prior year returns	(2)	(0.9)	4	1.3
Changes in valuation allowances	8	2.9	3	1.0
Accrual adjustments and other	—	0.2	(3)	(0.9)
Tax provision	$44	16.9%	$70	23.0%

Segment Results
Segment revenues and operating income before interest and income taxes represent the results of activities involving third-party customers and transactions with other segments. Segment operating income before interest and income taxes represents the profit remaining in the segment after deducting third-party and intersegment cost of sales, selling and administrative expenses and depreciation and amortization expense from third-party and intersegment revenues. For further information on the Company’s segments, see Note 11 of the Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Subsea Segment –

	Three Months Ended September 30,		Increase (Decrease)
(dollars in millions)	2015	2014	$	%

Revenues	$758	$779	$(21)	(2.7)%
Segment operating income before interest and income taxes	$120	$44	$76	172.7%
Segment operating income before interest and income taxes as a percent of revenues	15.8%	5.6%	N/A	10.2 pts.

Orders	$270	$813	$(543)	(66.8)%
Backlog (at period-end)	$3,454	$4,703	$(1,249)	(26.6)%
Revenues

Revenues decreased modestly in the third quarter of 2015 as compared to the third quarter of 2014, primarily as a result of lower shipments for a subsea project offshore West Africa, partially offset by increased processing system revenues, mainly associated with a large gas processing facility project in Malaysia.

Segment operating income before interest and income taxes as a percent of revenues

Segment operating income before interest and income taxes as a percent of revenues improved significantly in the third quarter of 2015 as compared to the same period in 2014, due mainly to continued improvement in project execution, cost control efforts and favorable margin mix, which added 9.3 percentage-points to the ratio. Also contributing to the improved performance was lower depreciation and amortization expense, as a result of lower intangible asset amortization and capital spending constraints, which increased the ratio by 0.7 percentage-points.

Orders

Orders decreased significantly during the three months ended September 30, 2015 as compared to the same period in 2014, primarily due to the lack of new subsea tree awards, particularly in the Gulf of Mexico as compared to the third quarter of 2014, and lower demand for new processing equipment.

Backlog (at period-end)

Backlog in the Subsea segment continues to drop as changing market conditions during the last twelve months caused a slowdown in new subsea production and processing equipment project awards as customers significantly reduce their capital spending programs.

Surface Segment –

	Three Months Ended September 30,		Increase (Decrease)
(dollars in millions)	2015	2014	$	%

Revenues	446	600	$(154)	(25.7)%
Segment operating income before interest and income taxes	49	105	$(56)	(53.3)%
Segment operating income before interest and income taxes as a percent of revenues	11.0%	17.5%	N/A	(6.5) pts.

Orders	$453	$665	$(212)	(31.9)%
Backlog (at period-end)	$942	$1,202	$(260)	(21.6)%
Revenues

The decline in revenues during the third quarter of 2015 as compared to the third quarter of 2014 was primarily due to weak market conditions in North America, which represented approximately 65% of the total decrease, as a result of a decline in demand and pricing for new equipment and services, particularly with regard to equipment and services used in the hydraulic fracturing process. Declines representing approximately 25% of the total decrease were also seen in the international markets in Europe and the Middle East as compared to prior year due to lower orders rates in 2015 due to reduced spending by customers in response to lower oil prices.

Segment operating income before interest and income taxes as a percent of revenues

Selling and administrative costs and depreciation and amortization expense declined on a combined basis during the third quarter of 2015 as compared to the same period in the prior year. However, the rate of decline did not match the 26% decrease in revenues, resulting in a drop of 4.2 percentage points in the ratio of segment operating income before interest and income taxes as a percent of revenues. Lower margins contributed to an additional 2.2 percentage-point decline in the ratio as compared to the same period in the prior year, largely attributable to pricing pressures in the North America unconventional markets and lower new product sales in Europe and the Middle East.

Orders

Orders declined during the third quarter of 2015 as compared to the third quarter of 2014 as a result of reduced activity levels in the North American unconventional resource regions and various international markets in response to declining commodity prices.

Backlog (at period-end)

The decrease in segment backlog at September 30, 2015 as compared to September 30, 2014 largely reflects weakness in demand for new equipment and services during the last twelve months due to current weak market conditions resulting from the recent decline in commodity prices.

Drilling Segment –

	Three Months Ended September 30,		Increase (Decrease)
(dollars in millions)	2015	2014	$	%

Revenues	$673	$800	$(127)	(15.9)%
Segment operating income before interest and income taxes	$146	$159	$(13)	(8.2)%
Segment operating income before interest and income taxes as a percent of revenues	21.7%	19.9%	N/A	1.8 pts.

Orders	$344	$574	$(230)	(40.1)%
Backlog (at period-end)	$2,074	$3,725	$(1,651)	(44.3)%
Revenues

Segment revenues decreased in the third quarter of 2015 as compared to the third quarter of 2014 mainly due to lower backlog levels for projects and new rig equipment sales as a result of weak order rates in recent months, which represented approximately 55% of the total decrease, and a drop in services revenue (includes activities and products to support our existing customer installed base), which represented approximately 40% of the total decrease, reflecting (i) a decrease in our installed base as customers have elected to scrap older rigs and (ii) the deferral of customer spending on discretionary services.

Segment operating income before interest and income taxes as a percent of revenues

The increase in segment operating income before interest and income taxes as a percent of revenues in the third quarter of 2015 as compared to the same period last year was due primarily to (i) higher margin new equipment and project mix in 2015 compared to 2014 combined with continued improvement in project execution and (ii) cost control efforts, including a decrease in selling and administrative expenses, which added 3.2 percentage-points to the ratio. Partially offsetting this was the impact of higher depreciation and amortization expense, mainly associated with amortization of certain intangible assets, in relation to lower revenues which resulted in a decline of 1.3 percentage-points in the ratio.

Orders

Order rates declined during the third quarter of 2015 as compared to the same period in 2014 as a result of (i) cyclical weakness and a significant industry-wide over-supply of drilling rigs which has led to the scrapping of older rigs, (ii) a sharp reduction in demand for new rigs and (iii) a deferral of customer spending on discretionary services.

Backlog (at period-end)

Backlog in the Drilling segment continues to drop mainly due to significantly lower activity levels in the new rig construction market, especially in relation to deepwater rigs. Service backlog (includes activities and products to support our existing customer installed base) has also declined 28% as customer decisions to scrap older rigs have resulted in a decrease in our installed base and as customers have elected to defer discretionary spending on services.

V&M Segment –

	Three Months Ended September 30,		Increase (Decrease)
(dollars in millions)	2015	2014	$	%

Revenues	$376	$558	$(182)	(32.6)%
Segment operating income before interest and income taxes	$58	$104	$(46)	(44.2)%
Segment operating income before interest and income taxes as a percent of revenues	15.4%	18.6%	N/A	(3.2) pts.

Orders	$346	$529	$(183)	(34.6)%
Backlog (at period-end)	$763	$954	$(191)	(20.0)%
Revenues

Segment revenues declined by 33% in the third quarter of 2015 as compared to the third quarter of 2014. Valve sales declined 33% and sales of measurement products were down 38%, due mainly to weakness in the North America upstream drilling and production markets.  Also, impacting the third quarter results was a 7% decline in Services revenue as a result of lower activity levels in Asia Pacific.

Segment operating income before interest and income taxes as a percent of revenues

Lower product margins resulting from lower volumes and pricing pressures resulted in a 1.8 percentage-point decrease in segment operating income before interest and income taxes as a percent of revenues in the third quarter of 2015 as compared to the same period in 2014. An additional 1.2 percentage-point decline in the ratio was due to the impact of higher depreciation and amortization expense in relation to a 33% decrease in revenues during the third quarter of 2015.

Orders

Segment orders declined by 35% in the third quarter of 2015 as compared to the third quarter of 2014.  Valve orders declined 34% due to lower demand from major distributors, as they reduced inventory levels, in response to the weakness in the North America upstream drilling and production activities.  Additionally, valve demand for subsea activity, globally, and midstream pipeline projects in North America slowed as capex spend is reassessed. The weakness in the North America upstream production market also led to a 39% decline in demand for Measurement products.

Backlog (at period-end)

Segment backlog decreased 20% in the third quarter of 2015 as compared to the third quarter of 2014, resulting from a decline in upstream drilling and production activity levels in North America and Subsea activity, globally, accounted for over three-quarters of the decline.  The majority of the remaining decline was due to lower midstream pipeline projects and downstream gas processing awards. Services backlog is up 11%.

Corporate Expenses -
Corporate expenses were $28 million for the third quarter of 2015, a decline of $7 million from $35 million in the third quarter of 2014. This decrease reflects the results of the Company’s internal transformation which began in 2014. The goal of this transformation effort is to permanently lower the Company’s operating cost structure.

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2014
Market Conditions
Information related to drilling activity and certain commodity spot prices during the first nine months of each period follows:

	Nine Months Ended September 30,		Decrease
	2015	2014	Amount	%
Drilling activity (average number of working rigs during period)(1):
United States	1,052	1,845	(793)	(43.0)%
Canada	200	371	(171)	(46.1)%
Rest of world	1,187	1,344	(157)	(11.7)%
Global average rig count	2,439	3,560	(1,121)	(31.5)%

Commodity prices (average of daily U.S. dollar prices per unit during period)(2):
West Texas Intermediate (WTI) Cushing, OK crude spot price (per barrel)	$50.94	$99.77	$(48.83)	(48.9)%
Brent crude oil spot price (per barrel)	$60.19	$105.59	$(45.40)	(43.0)%
Henry Hub natural gas spot price (per MMBtu)	$2.77	$4.55	$(1.78)	(39.1)%

(1)	Based on average monthly rig count data from Baker Hughes

(2)	Source: Bloomberg
The decrease in average worldwide operating rigs during the first nine months of 2015 as compared to the same period in 2014 reflects a significant decline in activity levels, particularly in the United States and Canada, which began at the end of 2014 and continued throughout the first nine months of 2015. This drop in activity levels was in response to a significant decline in commodity prices which began during the last six months of 2014. In the United States, the average number of rigs drilling for oil during the first nine months of 2015 has decreased approximately 46% as compared to the same period in 2014, while the average number of rigs drilling for gas has decreased approximately 27% during the same period. In Canada, the average number of rigs drilling for oil during the first nine months of 2015 has decreased approximately 59% as compared to the first nine months of 2014, while the average number of rigs drilling for gas has decreased approximately 28% during the same period. Internationally, the average number of active working rigs declined as compared to the same period in 2014 in all major regions of the world, except the Middle East.

Average crude oil and natural gas prices were significantly lower during the first nine months of 2015 as compared to the same period last year. WTI and Brent crude prices at the end of the first nine months of 2015 have declined approximately 18% and 20%, respectively, since year end 2014 prices.

Consolidated Results
Net income attributable to Cameron stockholders for the nine months ended September 30, 2015 totaled $376 million, compared to $558 million for the first nine months of 2014. The Company had a loss from continuing operations for the first nine months of 2015 of $55 million, largely resulting from a goodwill impairment charge in the Process Systems business totaling $517 million. Offsetting this loss was income from discontinued operations of $431 million, which mainly represented the gain on the sale of the Company’s Centrifugal Compression business. The Company’s loss from continuing operations per diluted share totaled $0.29 for the first nine months of 2015, compared to earnings from continuing operations per diluted share of $2.53 for the same period in 2014. The goodwill impairment charge described above, as well as the $24 million estimated loss and asset write-downs on the expected sale of the Company's LeTourneau Offshore Products business and various other asset impairment charges and other costs described further in Note 4 of the Notes to Consolidated Condensed Financial Statements totaled $3.20 per diluted share for the first nine months of 2015.

The results for the first nine months of 2014 included after-tax charges of $0.26 per share, primarily related to a goodwill impairment charge in the Process Systems and Equipment (PSE) business, a loss on disposal of non-core assets, as well as severance, restructuring and other costs, net of certain non-operating gains.

Total revenues for the Company decreased $874 million, or 11.5%, during the nine months ended September 30, 2015 as compared to the same period in 2014. Revenues declined in each segment due to the impact of the weak market conditions resulting from the decrease in commodity prices and activity levels described above.

The Company’s margins (defined as revenues minus cost of sales, excluding depreciation and amortization, divided by revenues) increased to 29.5% during the first nine months of 2015 from 28.0% during the same period in 2014, mainly due to improvements in project execution coupled with favorable margin mix compared to prior year in the Subsea and Drilling segments partially offset by pricing pressures and volume declines in Surface and V&M as described further below under “Segment Results”.

Selling and administrative expenses decreased $149 million, or 15.4%, during the nine months ended September 30, 2015 as compared to the same period in 2014. This decrease reflects the results of the Company’s internal transformation which began in 2014. The goal of this transformation effort is to permanently lower the Company’s operating cost structure. Selling and administrative expenses were 12.2% of revenues for the first nine months of 2015, down from 12.8% for the same period in 2014.

Interest, net increased $7 million, from $98 million during the first nine months of 2014 to $105 million during the same period in 2015, mainly as a result of $500 million of new senior notes issued in June 2014 and higher interest on capital leases.

Other costs were $658 million in the first nine months of 2015, largely associated with (i) the goodwill impairment for the Process Systems business described above, (ii) an estimated loss and asset write-downs of $24 million associated with the expected sale of the Company’s LeTourneau Offshore Products business, (iii) accelerated depreciation on underutilized assets, and (iv) pending facility closures and severance activities taken in response to current market conditions. Charges of $62 million were recognized during the first nine months of 2014 largely related to the factors described above. See Note 4 of the Notes to Consolidated Condensed Financial Statements for further information.

The Company’s effective income tax rate on income from continuing operations for the first nine months of 2015 was 109.1% as compared to 24.4% for the same period in 2014. The components of the effective tax rates for both periods were as follows:

	Nine Months Ended September 30,
	2015		2014
(dollars in millions)	Tax Provision	Tax Rate	Tax Provision	Tax Rate

Provision (benefit) based on international income (loss) distribution	$27	20.5%	$167	22.7%
Adjustments to income tax provision:
Impairments with no tax benefit	113	86.0	9	1.3
Asset impairments	(5)	(3.8)	—	—
Finalization of prior year returns	—	—	4	0.5
Changes in valuation allowances	8	6.3	3	0.4
Accrual adjustments and other	1	0.1	(4)	(0.5)
Tax provision	$144	109.1%	$179	24.4%

Segment Results
Subsea Segment –

	Nine Months Ended September 30,		Increase (Decrease)
(dollars in millions)	2015	2014	$	%

Revenues	$2,047	$2,195	$(148)	(6.7)%
Segment operating income before interest and income taxes	$244	$119	$125	105.0%
Segment operating income before interest and income taxes as a percent of revenues	11.9%	5.4%	N/A	6.5 pts.

Orders	$1,572	$1,838	$(266)	(14.5)%
Revenues

Revenues decreased during the first nine months of 2015 as compared to the same period in 2014, as a result of decreased subsea equipment shipments, largely associated with the completion of projects offshore West Africa and in Asia. This was minimally offset by increased processing system revenues, mainly associated with a large gas processing facility project in Malaysia, and modest growth in the segment's services revenues (includes activities and products to support our existing customer installed base).

Segment operating income before interest and income taxes as a percent of revenues

Segment operating income before interest and income taxes as a percent of revenues improved significantly in the first nine months of 2015 as compared to the same period in 2014, due mainly to continued improvement in project execution, cost control efforts and favorable margin mix, which added 6.1 percentage-points to the ratio. Also contributing to the improved performance was lower depreciation and amortization expense, mainly as a result of lower intangible asset amortization, which increased the ratio by 0.4 percentage-points.

Orders

Orders decreased during the nine months ended September 30, 2015 as compared to the same period in 2014, primarily due to a lower number of new subsea tree awards and lower demand for new processing equipment. Demand for new future services (includes activities and products to support our existing customer installed base) was also down nearly 17%.

Surface Segment –

	Nine Months Ended September 30,		Increase (Decrease)
(dollars in millions)	2015	2014	$	%

Revenues	$1,499	$1,751	$(252)	(14.4)%
Segment operating income before interest and income taxes	$210	$304	$(94)	(30.9)%
Segment operating income before interest and income taxes as a percent of revenues	14.0%	17.4%	N/A	(3.4) pts.

Orders	$1,374	$1,920	$(546)	(28.4)%

Revenues

The decline in revenues during the first nine months of 2015 as compared to the same period in 2014 was primarily due to weak market conditions in North America, which represented approximately 75% of the total decrease, as a result of a decline in demand and pricing for new equipment and services, particularly with regard to equipment and services used in the hydraulic fracturing process. Declines were also seen in the international markets in Europe and the Middle East, which represented approximately 25% of the total decrease as compared to prior year due to lower orders rates in 2015 due to reduced spending by customers in response to lower oil prices.

Segment operating income before interest and income taxes as a percent of revenues

Although, selling and administrative costs and depreciation and amortization expense as a percent of revenues declined on a combined basis during the first nine months of 2015 as compared to the same period in 2014, the rate of decrease was less than the 14% decline in revenues. This impact accounted for almost 74% of the decline in segment operating income before interest and income taxes as a percent of revenues. Lower margins contributed to an additional 1.0 percentage-point decline in the ratio, largely attributable to pricing pressures in the North America unconventional markets and lower new product sales in Europe and the Middle East as compared to prior year.

Orders

Orders declined during the first nine months of 2015 as compared to the same period in 2014 as a result of reduced activity levels in various North American unconventional resource regions in response to declining commodity prices, as well as lower demand for new products from customers in various international markets as compared to the levels experienced during the first nine months of 2014.

Drilling Segment –

	Nine Months Ended September 30,		Increase (Decrease)
(dollars in millions)	2015	2014	$	%

Revenues	$2,118	$2,233	$(115)	(5.2)%
Segment operating income before interest and income taxes	400	323	$77	23.8%
Segment operating income before interest and income taxes as a percent of revenues	18.9%	14.5%	N/A	4.4 pts.

Orders	$938	$2,030	$(1,092)	(53.8)%
Revenues

The decline in revenues for the first nine months of 2015 as compared with the same period in 2014 mainly reflects a decline in services revenue (includes activities and products to support our existing customer installed base) which represented approximately 87% of the total decrease, as a result of (i) a decrease in our installed base as customers have elected to scrap older rigs and (ii) the deferral of customer spending on discretionary services. Project revenues are also lower as compared to the same period in prior year due to the decline in the order rate.

Segment operating income before interest and income taxes as a percent of revenues

The increase in segment operating income before interest and income taxes as a percent of revenues during the first nine months of 2015 as compared to the same period in 2014 was due primarily to (i) higher margin new equipment and project mix in 2015 and compared to 2014 combined with continued improvement in project execution (ii) cost control efforts, including a decrease in selling and administrative expenses, which added 4.9 percentage-points to the ratio. Partially offsetting this was the impact of higher depreciation and amortization expense, mainly associated with amortization of certain intangible assets, in relation to lower revenues which resulted in a decline in the ratio of 0.5 percentage-points.

Orders

Order rates declined during the first nine months of 2015 as compared to the same period in 2014 as a result of (i) cyclical weakness and a significant industry-wide over-supply of drilling rigs which has led to the scrapping of older rigs, (ii) a sharp reduction in demand for new rigs and (iii) the deferral of customer spending on discretionary services.

V&M Segment –

	Nine Months Ended September 30,		Increase (Decrease)
(dollars in millions)	2015	2014	$	%

Revenues	1,185	1,597	$(412)	(25.8)%
Segment operating income before interest and income taxes	$147	$312	$(165)	(52.9)%
Segment operating income before interest and income taxes as a percent of revenues	12.4%	19.5%	N/A	(7.1) pts.

Orders	$1,103	$1,582	$(479)	(30.3)%
Revenues

Segment revenues declined by 26% for the first nine months of 2015 as compared with the same period in 2014. Valve sales declined 27% as our major distributors have significantly reduced their inventory levels in response to the weakness in the North America upstream drilling and production markets.   Additionally, lower beginning of year backlog for valves used in midstream pipeline and critical service applications account for a 10% decline in sales in comparison to the prior year.  Measurement sales declined 25%, due to significantly reduced activity levels in the North American upstream production markets. Services revenue declined 7% on lower activity in Asia Pacific.

Segment operating income before interest and income taxes as a percent of revenues

Lower product margins resulting from lower volumes, pricing pressures combined with higher obsolescence and warranty costs resulted in a 4.2 percentage-point decrease in segment operating income before interest and income taxes as a percent of revenues for the first nine months of 2015 as compared to the same period in 2014. On a combined basis, selling and administrative expenses and depreciation and amortization declined in the first nine months of 2015 as compared to the same period in 2014, however, the rate of decline was less than the rate of decline in revenues, which negatively impacted the ratio of segment operating income before interest and income taxes as a percent of revenues by 2.9 percentage-points.

Orders

Segment orders declined by 30% for the first nine months of 2015 as compared with the same period in 2014.  Valve orders declined 33% and Measurement orders decline 31%, due to lower demand for valves and measurement products in the upstream drilling, production and subsea markets.  Furthermore, lower midstream and downstream project activity outside North America also negatively impacted demand for pipeline and gas processing products.  Services orders are down 4% on lower activity levels in Asia Pacific.

Corporate Expenses -
Corporate expenses were $74 million for the first nine months of 2015, a decline of $36 million from $110 million in the first nine months of 2014. This decrease reflects the results of the Company’s internal transformation which began in 2014. The goal of this transformation effort is to permanently lower the Company’s operating cost structure.

Liquidity and Capital Resources
Consolidated Condensed Statements of Cash Flows
During the first nine months of 2015, net cash provided by operations totaled $211 million, a decrease of $44 million from the $255 million of cash provided by operations during the same period in 2014. The change is largely reflective of the decline in earnings during the first nine months of 2015 as compared to the same period in 2014.

Cash totaling $518 million was used to increase working capital during the first nine months of 2015 compared to $532 million during the same period in 2014, a decrease of $14 million. During the first nine months of 2015, increased collections of receivables across mainly in the Drilling and Surface segments, added $245 million in cash and inventory reductions, primarily in the Drilling segment, increased cash by $106 million. The timing of payments to third parties and the consumption of customer advances on projects largely contributed to a $869 million use of cash for the period.

Cash provided by investing activities was $444 million for the first nine months of 2015 as compared to $218 million during the same period in 2014. In 2015, the Company received $832 million of cash, net of transaction costs, from the sale of the Centrifugal Compression business to Ingersoll Rand. In 2014, the Company received $547 million, net of transaction costs, from the sale of the Reciprocating Compression business to General Electric. Approximately $209 million of cash was used to increase the Company’s short term investments portfolio during the first nine months of 2015 as compared to $74 million for the same period in 2014. Capital spending for the nine months ended September 30, 2015 consumed $190 million, as compared to $259 million during the same period in 2014. Capital needs in the Subsea, Surface and Drilling segments accounted for the majority of the 2015 capital spending.

Net cash used for financing activities totaled $472 million for the first nine months of 2015 as compared to $1.2 billion used for financing activities during the same period in 2014. During the first nine months of 2015, the Company acquired over 5 million shares of treasury stock at a cash cost of $240 million. Nearly $1.6 billion of cash was used to acquire approximately 25 million shares of treasury stock during the first nine months of 2014. In 2014, the Board of Directors authorized the Company to initiate a commercial paper program with authority to issue up to $500 million in short-term debt. Under this program, the Company had $201 million of outstanding commercial paper at December 31, 2014 that was repaid during 2015. In June 2014, the Company issued a total of $500 million of new senior notes split equally between 3- and 10-year maturities and, in July 2014, made an early redemption of senior notes at a cash cost of $253 million.

Future liquidity requirements
At September 30, 2015, the Company had $1.9 billion of cash, cash equivalents and short-term investments. Approximately $591 million of the Company’s cash, cash equivalents and short-term investments at September 30, 2015 were in the OneSubsea venture. Dividends of available cash from OneSubsea to the venture partners require unanimous approval of the OneSubsea Board of Directors prior to payment. The venture partners made a combined cash contribution to OneSubsea totaling $50 million in June 2015.
Of the remaining cash, cash equivalents and short-term investments not in the OneSubsea venture, $677 million was located in the United States. Total debt at September 30, 2015 was approximately $2.8 billion, most of which was in the United States. Excluding capital leases, approximately $976 million of the debt obligations have maturities within the next three-year period. The remainder of the Company’s long-term debt is due in varying amounts between 2021 and 2043.
Largely as a result of the weak market conditions which have suppressed new demand, the Company’s backlog at September 30, 2015 has declined $2.3 billion, or 22%, since December 31, 2014 to approximately $7.2 billion at September 30, 2015. Additionally, orders during the first nine months of 2015 were down approximately 32% from the same period in 2014. The Company views its backlog of unfilled orders, current order rates, current rig count levels and current and future expected oil and gas prices to be, in varying degrees, leading indicators of and factors in determining its estimates of future revenues, cash flows and profitability levels. Information regarding average rig count and commodity price levels first nine months of 2015 and 2014 and forward-looking twelve-month market-traded futures prices for crude oil and natural gas are shown in more detail under the captions “Market Conditions” above. A more detailed discussion of third quarter and year-to-date orders and September 30, backlog levels by segment may be found under “Segment Results” above.
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
In order to extend the length of its currently available credit facilities, the Company, including certain of its subsidiaries, entered into an amended and restated multi-currency credit agreement (the “Credit Agreement”) with various banks and other financial institutions on May 14, 2015. The Credit Agreement is for $750 million, has a term of five years, expiring on May 14, 2020, and replaces a previously existing $835 million multi-currency credit agreement due to expire in June 2016. The Credit Agreement will be used to finance working capital needs and for other general corporate purposes, including acquisitions, capital expenditures, repurchases of common stock, repayment of debt and issuances of letters of credit. At September 30, 2015, no letters of credit had been issued under the Credit Agreement, leaving $750 million available for future use.
The Company also has a $750 million multi-currency syndicated Revolving Credit Facility expiring April 11, 2017. Up to $200 million of this facility may be used for letters of credit. The Company has issued letters of credit totaling $36 million under the Revolving Credit Facility, leaving $714 million available for future use at September 30, 2015.
Despite current market conditions, the Company believes, based on its current financial condition, existing backlog levels and current expectations for future longer-term market conditions, that it will be able to meet its short- and longer-term liquidity needs with existing cash, cash equivalents and short-term investments on hand, expected cash flow from future operating activities and amounts available for borrowing under the credit facilities described above, including its $500 million commercial paper program described further in Note 9 of the Notes to Consolidated Condensed Financial Statements, and any future credit facilities the Company may enter into.

Factors That May Affect Financial Condition and Future Results
Downturns in the oil and gas industry have had, and will likely in the future have, a negative effect on the Company’s sales and profitability.
Demand for most of the Company’s products and services, and therefore its revenue, depends to a large extent upon the level of capital expenditures related to oil and gas exploration, development, production, processing and transmission. Declines, as well as anticipated declines, in oil and gas prices could negatively affect the level of these activities, and could result in the cancellation, modification or rescheduling of existing orders. For example, oil prices began declining during the third quarter of 2014 and continued to decline during the first nine months of 2015. Average daily prices for West Texas Intermediate and Brent crude during the first nine months of 2015 were each down more than 40% from the first nine months of 2014. Similarly, natural gas prices declined from an average of $4.55 per MMBtu during the first nine months of 2014 to $2.77 per MMBtu for the first nine months of 2015. These declines in commodity prices began to impact the average number of working rigs which began declining in late 2014 and continued to decline during the first nine months of 2015. Globally, the average rig count for the first nine months of 2015 was down 32% from the first nine months of 2014, with even steeper declines occurring in the United States and Canada. These market conditions negatively affected our third quarter and year-to-date 2015 results and are expected to continue to significantly affect future exploration and production activity levels and, therefore, demand for the Company’s products and services, as well as our customers' ability to pay. During the first nine months of 2015 there have been numerous deepwater projects deferred and deepwater rigs idled. Efforts are also being made by drilling contractors to defer deliveries of new deepwater rigs currently under construction. In addition to a decline in future orders and revenues, the Company expects to incur additional costs as it continues to adjust, as necessary, its commercial, manufacturing and support operations levels to meet expected future customer demand. See also the discussion in “Market Conditions” above for the third quarter of 2015 as compared to the third quarter of 2014.
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
Cameron will be subject to business uncertainties and certain operating restrictions until completion of the merger with Schlumberger.

In connection with the pending merger with Schlumberger, some of the suppliers and customers of Cameron may delay or defer sales and purchasing decisions, which could negatively impact revenues, earnings and cash flows regardless of whether the merger is completed. Additionally, Cameron has agreed in the merger agreement to refrain from taking certain actions with respect to our business and financial affairs during the pendency of the merger, which restrictions could be in place for an extended period of time if completion of the merger is delayed and could adversely impact Cameron’s ability to execute certain of our business strategies and their financial condition, results of operations or cash flows.
Cameron may be unable to attract and retain key employees during the pendency of the merger.

In connection with the pending merger with Schlumberger, current and prospective employees of Cameron may experience uncertainty about their future roles with the combined company following the merger, which may materially adversely affect the ability of Cameron to attract and retain key personnel during the pendency of the merger. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the merger. Accordingly, no assurance can be given that Cameron will be able to attract and retain key employees to the same extent that Cameron has been able to in the past.

Failure to complete the merger with Schlumberger could negatively impact Cameron.

If the pending merger with Schlumberger is not completed, the ongoing businesses and the market price of the common stock of Cameron may be adversely affected and Cameron will be subject to several risks, including Cameron being required, under certain circumstances, to pay Schlumberger US a termination fee of $321 million; Cameron having to pay certain costs relating to the merger; and diverting the focus of Cameron management from pursuing other opportunities that could be beneficial to Cameron, in each case, without realizing any of the benefits which might have resulted had the pending merger been completed.
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
Cameron is involved in projects to provide customers with deepwater stacks and complete drilling packages for jackup rigs and, through our Subsea segment, is a significant participant in the subsea systems projects market. Some of the projects for these markets carry heightened execution risk because of their scope and complexity, in terms of both technical and logistical requirements. Such projects (i) may often involve long lead times, (ii) are larger in financial scope, (iii) require substantial engineering resources to meet the technical requirements of the project and (iv) often involve the application of existing technology to new environments and, in some cases, may require the development of new technology. As a subset of its total backlog at September 30, 2015, the Company’s Drilling segment had projects fitting this risk profile that amounted to approximately $741 million. As a subset of its total backlog at September 30, 2015, the Company’s Subsea segment had projects fitting this risk profile that amounted to approximately $2.2 billion. To the extent the Company experiences unplanned difficulties in meeting the technical and/or delivery requirements of the projects, the Company’s earnings or liquidity could be negatively impacted. The Company accounts for its drilling and subsea projects, as it does its separation projects, using accounting rules for construction-type and production-type contracts. Factors that may affect future project costs and margins include the ability to properly execute the engineering and design phases consistent with our customers’ expectations, production efficiencies obtained, and the availability and costs of labor, materials and subcomponents. These factors can impact the accuracy of the Company’s estimates and materially impact the Company’s future period earnings. If the Company experiences cost overruns, the expected margin could decline. Were this to occur, in accordance with the accounting guidance, the Company would record a cumulative adjustment to reduce the margin previously recorded on the related project in the period a change in estimate is determined. Deepwater stack and jackup complete drilling packages, and subsea systems projects, accounted for approximately 9% and 14%, respectively, of total revenues for the first nine months of 2015.

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
The Company has a project underway to upgrade its SAP business information systems worldwide. The first stage of this multi-year effort was completed at the beginning of the third quarter of 2011 with the deployment of the upgraded system to the Company’s process systems and compression businesses. Since then, other businesses and business functions have been migrated in stages. As of September 30, 2015, nearly all businesses within the V&M segment, the Surface segment, the Drilling segment, the Company’s worldwide engineering and human resource functions, as well as other corporate office activities are now operating on the upgraded system. The OneSubsea business is scheduled to begin using the upgraded system in 2016. The Drilling segment and the OneSubsea business are major contributors to the Company’s consolidated revenues and income before income taxes.
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
The Company has established multiple “Centers of Excellence” facilities for manufacturing such products as subsea trees, subsea chokes, subsea production controls and blowout preventers. These production facilities are located in the United Kingdom, Brazil, Romania, Italy, Norway and other European and Asian countries. To the extent the Company sells these products in U.S. dollars, the Company’s profitability is eroded when the U.S. dollar weakens against the British pound, the euro, the Brazilian real and certain Asian currencies, including the Singapore dollar. Alternatively, profitability is enhanced when the U.S. dollar strengthens against these same currencies. For further information on the use of derivatives to mitigate certain currency exposures, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk” below and Note 15 of the Notes to Consolidated Condensed Financial Statements.
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
In addition, customers in countries such as Angola and Nigeria increasingly are requiring the Company to accept payments in the local currencies of these countries. These currencies do not currently trade actively in the world’s foreign exchange markets. The government of Angola devalued its currency during the first nine months of 2015, resulting in a loss of $9 million being recorded by the Company on its kwanza-denominated net assets.
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
As an example, various employees and former employees of the Company’s primary customer in Brazil are being investigated currently over allegations of bribery and other acts of corruption. This investigation, along with the current recessionary economic conditions in Brazil, is, at present, having a negative impact on future orders and growth prospects for the Company’s operations in Brazil. Sales to customers in Brazil accounted for approximately 4% of the Company’s consolidated revenues during the first nine months of 2015, and 5% the first nine months of 2014.
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
The Company is heir to a number of older manufacturing plants that conducted operations in accordance with the standards of the time, but which have since changed. The Company has undertaken clean-up efforts at these sites and now conducts its business in accordance with today’s standards. The Company’s clean-up efforts have yielded limited releases of liability from regulators in some instances, and have allowed sites with no current operations to be sold. The Company conducts environmental due diligence prior to all new site acquisitions. For further information, refer to Note 14 of the Notes to Consolidated Condensed Financial Statements.
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
In order to mitigate the effect of exchange rate changes, the Company will often structure sales contracts to provide for collections from customers in the currency in which the Company incurs its manufacturing costs. In certain instances, the Company will enter into foreign currency forward contracts to hedge specific large anticipated receipts or disbursements in currencies for which the Company does not traditionally have fully offsetting local currency expenditures or receipts. The Company was party to a number of long-term foreign currency forward contracts at September 30, 2015. The purpose of the majority of these contracts was to hedge large anticipated non-functional currency cash flows on major subsea, drilling, valve or other equipment contracts involving the Company’s United States operations and various wholly-owned international subsidiaries. Many of these contracts have been designated as and are accounted for as cash flow hedges, with changes in the fair value of those contracts recorded in accumulated other comprehensive income (loss) in the period such change occurs. Certain other contracts, many of which are centrally managed, are intended to offset other foreign currency exposures but have not been designated as hedges for accounting purposes and, therefore, any change in the fair value of those contracts are reflected in earnings in the period such change occurs. The Company expects to expand its use of such contracts in the future.
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
Derivatives Activity
Total gross volume bought (sold) by notional currency and maturity date on open derivative contracts at September 30, 2015 was as follows:

	Notional Amount - Buy				Notional Amount - Sell
(amounts in millions)	2015	2016	2017	Total	2015	2016	2017	2018	Total
Foreign exchange forward contracts -
Notional currency in:
Euro	65	69	37	171	(23)	(10)	—	—	(33)
Malaysian ringgit	143	76	—	219	(16)	—	—	—	(16)
Norwegian krone	187	598	32	817	(51)	(74)	(4)	—	(129)
Pound Sterling	94	22	2	118	(5)	(1)	—	—	(6)
U.S. dollar	16	44	4	64	(282)	(327)	(101)	(1)	(711)

Item 4.	Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Sarbanes-Oxley Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed by the Company that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no material changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
The Company has been and continues to be named as a defendant in a number of multi-defendant, multi-plaintiff tort lawsuits. At September 30, 2015, the Company’s Consolidated Condensed Balance Sheet included a liability of approximately $20 million for such cases. The Company believes, based on its review of the facts and law, that the potential exposure from these suits will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

Item 1A.	Risk Factors
The information set forth under the caption “Factors That May Affect Financial Condition and Future Results” on pages 34 – 39 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
At September 30, 2015, the Company had remaining authority for future stock purchases totaling approximately $240 million. However, such stock purchases are currently prohibited under the Merger Agreement (see Note 2 of the Notes to Consolidated Condensed Financial Statements for further information).
Shares of common stock purchased and placed in treasury during the three months ended September 30, 2015 under the Board’s authorization program described above were as follows:

Period	Total number of shares purchased during the period	Average price paid per share	Cumulative number of shares purchased as part of repurchase program	Maximum number of shares that may yet be purchased under repurchase program(1)
7/1/15 – 7/30/15	803,700	$49.51	60,416,849	4,853,308
8/1/15 – 8/31/15	101,400	$49.31	60,518,249	3,676,599
9/1/15 – 9/30/15	—	$—	60,518,249	3,912,232
Total	905,100	$49.48	60,518,249	3,912,232

(1)	Based upon month-end stock price. At September 30, 2015, the closing stock price was $61.32 per share.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
N/A

Item 5.	Other Information

(a)	Information Not Previously Reported in a Report on Form 8-K
None

(b)	Material Changes to the Procedures by Which Security Holders May Recommend Board Nominees.

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

Date: October 22, 2015	CAMERON INTERNATIONAL CORPORATION
(Registrant)

	By:	/s/ Charles M. Sledge
Charles M. Sledge
Senior Vice President and Chief Financial Officer and authorized to sign on behalf of the Registrant

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification

31.2	Certification

32.1	Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document