Form 10-K/A
period 2015-12-31
CAMERON INTERNATIONAL CORP
filed 2016-04-01
CIK 941548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed on January 29, 2016 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2015. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (“SEC”), we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Material events may have occurred subsequent to the filing of the Original Filing that are not reflected in this Amendment.

DOCUMENTS INCORPORATED BY REFERENCE

None

TO FORM 10-K/A

For the Year Ended December 31, 2015

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Certain information concerning our executive officers is contained in the discussion entitled “Executive Officers of the Registrant” in Part I of our Form 10-K filed with the SEC on January 29, 2016.

Board of Directors

Our Board of Directors currently has eleven members and one advisory director. All of the directors were previously elected by stockholders at the 2015 Annual Meeting of Stockholders. The following information as to our directors, as of March 2, 2016, is based upon our records and information furnished to us by the directors.

Name	Age	Other Positions with Cameron and Principal Occupation	Has served as Director since
R. Scott Rowe	45	President and Chief Executive Officer	2015
Jack B. Moore	62	Chairman of the Board*	2007
H. Paulett Eberhart	62	Former President and Chief Executive Officer of CDI Corporation	2013
Peter J. Fluor	68	Chairman and Chief Executive Officer of Texas Crude Energy, LLC	2005
Douglas L. Foshee	56	Former Chairman, President and Chief Executive Officer of El Paso Corporation	2008
Rodolfo Landim	59	Controlling Partner and Managing Director of Mare Investimentos S.A.	2011
Michael E. Patrick	72	Retired, Vice President and Chief Investment Officer of Meadows Foundation, Inc.	1996
Timothy J. Probert	64	Former President of Strategy and Corporate Development of Halliburton Corporation	2015
Jon Erik Reinhardsen	59	President and Chief Executive Officer of Petroleum Geo- Services ASA	2009
Brent J. Smolik	55	President, Chief Executive Officer and Chairman of the Board of Directors of EP Energy Corporation	2015
Bruce W. Wilkinson	71	Lead Director; Former Chairman, President and Chief Executive Officer of McDermott International, Inc.	2002
James T. Hackett	62	Advisory Director, Former Chairman, President and Chief Executive Officer of Anadarko Petroleum Corporation	2012

*Non-executive Position

R. Scott Rowe, was named Chief Executive Officer in October 2015.  He had been President and Chief Operating Officer since October 1, 2014, with responsibility for Cameron’s global operations: Subsea, Surface, Drilling, Valves and Measurement and Operational

Excellence, and prior to that he served as a Vice President for Cameron and Chief Executive Officer for OneSubsea. He has held other significant positions in both Drilling and Production Systems and Valves and Measurement, including President of the Subsea Systems division, President of the Engineered and Process Valves division, and Vice President and General Manager of the Distributed Valves division. Mr. Rowe joined Cameron in 2002 as Corporate Development Manager.

Jack B. Moore is our current Chairman of the Board. He served as Cameron’s Chief Executive Officer from May 2008 to October 2015 and was our President from April 2008 until October 2014.

We believe Mr. Moore’s qualifications to serve on the Board include his over 40 years’ experience in the oil and gas industry, his business acumen and leadership skills, and his deep understanding of our Company and its operations derived from nine years in the Company’s operating divisions, 7 years as our Chief Executive Officer and five years as our Chairman.

Mr. Moore is a director of KBR, Inc., a technology-driven engineering, procurement and construction company and defense services provider, and a director or Harbour Energy Ltd., a privately held upstream production company.  He serves on the board of the Petroleum Equipment Suppliers Association, where he served as Chairman of the Board, the National Ocean Industries Association, and the American Petroleum Institute.

H. Paulett Eberhart is the former President, Chief Executive Officer and director of CDI Corporation. She joined CDI Corporation in 2011 from HMS Ventures, a privately held real estate and consulting services firm where she served as Chairman and Chief Executive Officer from 2009 to January 2011.

We believe Ms. Eberhart’s qualifications to serve on the Board include, among others, CEO and executive leadership, financial oversight responsibilities, and energy/oilfield services, international operations, and corporate governance experience.  In addition, she served as President, Americas, Senior Vice President, and President of Solutions Consulting at Electronic Data Systems Corporation (EDS, now part of Hewlett-Packard Company), an information technology and business process outsourcing company, where she held multiple senior-level financial and operational roles, including four presidencies during her 26 years at EDS.

Ms. Eberhart is a director of Anadarko Petroleum Corporation, an exploration and production company; Ciber, Inc., a global information technology consulting, services and outsourcing company; and LPL Financial Holdings Inc., a financial advisory and research firm. She is a former director of CDI Corporation, Advanced Micro Devices, Inc., a designer and integrator of technologies powering intelligent devices, and Fluor Corporation, a provider of engineering, procurement, construction, maintenance, and project management.

Peter J. Fluor is Chairman of the Board and Chief Executive Officer of Texas Crude Energy, LLC, a private, independent oil and gas exploration company.  Mr. Fluor has been employed by Texas Crude Energy, LLC since 1972 in positions of increasing responsibilities, including President and Chief Financial Officer.

We believe Mr. Fluor’s qualifications to serve on the Board include, among others, CEO and executive leadership, financial oversight responsibilities, and energy/oilfield services, international operations, and corporate governance experience.  He offers the perspective of an experienced leader and executive in the energy industry.

Mr. Fluor is a director of Fluor Corporation, a provider of engineering, procurement, construction, maintenance and project management, and is currently its Lead Independent Director. He is also a director of Anadarko Petroleum Corporation and a former director of Devon Energy Corporation, both exploration and production companies.

Douglas L. Foshee is currently the owner of Sallyport Investments, LLC, a private investment firm.  He was the Chairman and Chief Executive Officer of El Paso Corporation, formerly a natural gas and pipeline company, and a director of El Paso Pipeline GP Company, L.L.C., the general partner of El Paso’s publicly traded master limited partnership, El Paso Pipeline Partners, L.P., until May 2012 when El Paso was acquired by Kinder Morgan, Inc.  He also served as a Trustee of AIG Credit Facility Trust, overseeing the U.S. government’s equity interest in American International Group for the benefit of the U.S. Treasury, and as Chairman of the Federal Reserve Bank of Dallas, Houston Branch.

We believe Mr. Foshee’s qualifications to serve on the Board include, among others, CEO and executive leadership, financial oversight responsibilities, and energy/oilfield services, international operations, and corporate governance experience.  He provides significant experience in the oil and gas industry and a significant depth of financial and corporate governance knowledge. He has held leadership and executive positions in the oilfield services sector, in which Cameron competes, and in finance.

Rodolfo Landim is the Controlling Partner and Managing Director of Mare Investimentos S.A., a private equity and venture capital firm that seeks to invest in supply chain goods and services for the oil and gas sector in Brazil, and Partner and Chief Executive Officer of Ouro Preto Oleo e Gas, a Brazilian oil and gas company integrating business strategy and technical expertise to Brazil’s exploration sector.

We believe Mr. Landim’s qualifications to serve on the Board include, among others, executive leadership, financial oversight responsibilities, international operations, and corporate governance experience.  He provides extensive experience in the oil and gas industry, particularly within the oilfield service sector. He has held leadership and executive positions in several Brazilian entities for over 30 years.

Michael E. Patrick served, until his retirement in 2010, as the Vice President and Chief Investment Officer of Meadows Foundation, Inc., a philanthropic association.

We believe Mr. Patrick’s qualifications to serve on the Board include, among others, executive leadership, financial oversight responsibilities, and energy/oilfield services and corporate governance experience.

Mr. Patrick is the founder and a principal of VestU, LLC, a web-based provider of investment education and a former director of BJ Services, an oilfield service company acquired by Baker Hughes International in 2010, and Apptricity Corporation, which provides enterprise applications and services used to automate financial management, advanced logistics, supply chain, and workforce management.

Timothy J. Probert is a Senior Advisor to First Reserve, a global private equity investment firm exclusively focused on energy. During 2014, Mr. Probert served as Strategic Advisor to the Chief Executive Officer of Halliburton and was a member of Halliburton’s Executive Committee. Prior to that he served as its President of Strategy & Corporate Development from 2011 to 2014 during which time he also directed Halliburton’s global technology portfolio. Prior to that, he was President of Halliburton’s Global Business Lines, responsible for overseeing both Halliburton operating divisions from 2010 to 2011. Earlier in his career with Halliburton, he was President of Drilling & Evaluation Division.

We believe Mr. Probert’s qualifications to serve on the Board include, among others, executive leadership, financial oversight responsibilities, over 30 years industry experience in the energy/oilfield services sector and international operations, and corporate governance experience.

Mr. Probert is a director of True Oil LLC, a privately owned company with interests in the oil and gas industry and Hoover Solutions, a privately owned company providing liquid handling solutions to the energy, petrochemical and other industries. He is a former director of El Paso Corporation, formerly a natural gas and pipeline company, and a former director of Core Laboratories, a provider of reservoir description and reservoir management services.

Jon Erik Reinhardsen is President and Chief Executive Officer of Petroleum Geo-Services ASA (PGS), a company headquartered in Oslo, Norway, that provides a broad range of products to help oil companies find oil and gas reserves offshore worldwide, including seismic and electromagnetic services, data acquisition, processing, reservoir analysis/interpretation and multi-client library data.

We believe Mr. Reinhardsen’s qualifications to serve on the Board include, among others, CEO and executive leadership, financial oversight responsibilities, and energy/oilfield services, international operations, and corporate governance experience.  His expertise with large-scale offshore projects while serving in executive positions with PGS and Aker Kvaerner, similar in scope and complexity to Cameron’s, is extremely helpful in Cameron’s evaluation and execution of its subsea systems projects.

Mr. Reinhardsen serves on the boards of AWilhelmsen Management AS, a privately owned investment company located in Oslo, Norway with holdings in shipping, retail, real estate, cruise vacations, and financial investments and Telenor ASA, a Norwegian multinational telecommunications company headquartered in Fornebu, Norway and publicly listed on the Oslo Stock Exchange. He is a former director of Höegh LNG Holdings Ltd. and Höegh Autoliners Holding AS.

Brent J. Smolik has been President, Chief Executive Officer and Chairman of the Board of Directors of EP Energy Corporation, a North American oil and natural gas exploration and development company, since August 2013.  He previously served as Chairman of the Board of Managers of EPE Acquisition from May 2012 to August 2013. Prior to that, he was Executive Vice President and a member of the Executive Committee of El Paso Corporation since November 2006.

We believe Mr. Smolik’s qualifications to serve on the Board include, among others, his deep knowledge of the exploration and production business, CEO and executive leadership, financial oversight responsibilities, international operations, and corporate governance experience.

Mr. Smolik also serves on the boards of the American Exploration and Production Council and Producers for American Crude Oil Exports.

Bruce W. Wilkinson serves as Cameron’s Lead Director. He was the Chairman, President and Chief Executive Officer of McDermott International, Inc., a leading global engineering and construction company from 2000 to 2008.

We believe Mr. Wilkinson’s qualifications to serve on the Board include, among others, CEO and executive leadership, financial oversight responsibilities, and energy/oilfield services, international operations, and corporate governance experience.  In addition to his knowledge of the oilfield services sector and governance matters affecting public corporations, Mr. Wilkinson’s familiarity with the large-scale, complex projects undertaken by McDermott is valuable to Cameron’s evaluation and execution of its subsea systems projects, which carry similar challenges of scope and complexity.

He serves on the Board of Directors of PNM Resources Inc., a holding company of utilities based in New Mexico.

Advisory Director

James T. Hackett was a director from 2012 to 2015 when he became an advisory director.  He is a partner with Riverstone Holdings LLC, a private energy investment firm. He served as Executive Chairman of the Board of Anadarko Petroleum Corporation, one of the world’s largest independent oil and natural gas exploration and production companies from 2012 to 2013. Prior to that, Mr. Hackett served as Anadarko’s Chief Executive Officer from 2003 and Chairman of the Board from January 2006 to 2012. He also served as Anadarko’s President from 2003 to 2010.

Mr. Hackett is a director of Fluor Corporation and Enterprise Products Partners, LP, both Fortune 500 companies. He also serves on the Board of a closed investment fund traded on the London Stock Exchange called Riverstone Energy Ltd. He is a former director of Halliburton Company and the former Chairman of the Board of the Federal Reserve Bank of Dallas.

Meetings and Meeting Attendance

The Board and its Committees meet throughout the year on a set schedule, and also hold special meetings and act by written consent from time to time as appropriate. Board and Committee agendas include regularly scheduled executive sessions for the independent directors to meet without management present. The Board’s Lead Director leads the executive sessions of the Board, and the Committee Chairs lead those of the Committees. The Board has delegated various responsibilities and authority to the Board Committees as described in this Form 10-K/A. Committees regularly report on their activities and actions to the full Board. Board members are permitted access to all of our employees outside of Board meetings. Board members periodically visit Cameron sites and events worldwide and meet with local management of those sites and at events.

During 2015, our Board of Directors held twelve meetings; the Audit Committee held seven meetings; the Compensation Committee held six meetings; and the Nominating and Governance Committee held four meetings. Attendance for all such meetings was 97%. Each director is expected to make a reasonable effort to attend all meetings of the Board, all meetings of the Committees of which such director is a member, and our annual meeting of stockholders. All of our directors, except Mr. Landim, attended our 2015 Annual Meeting of Stockholders.

Audit Committee

The Board of Directors maintains a standing Audit Committee. The Audit Committee has been established in accordance with Section 3(a)(58)A of the Securities Exchange Act of 1934, as amended, and is currently comprised of Ms. Eberhart (Chair), Mr. Foshee, Mr. Patrick and Mr. Probert.  Our Audit Committee operates under a written charter approved by the Board, which is available on our website, www.c-a-m.com.

Each of the current members of the Audit Committee meets the enhanced standards for the independence of audit committee members under SEC rules and New York Stock Exchange listing standards, and is financially literate, as required of audit committee members by the New York Stock Exchange. The Board has determined that Ms. Eberhart, Mr. Foshee and Mr. Patrick are audit committee financial experts.

The Audit Committee assists the Board in its oversight of the following matters:

•      Integrity of our accounting and financial reporting processes and audits of our financial statements, which is more fully described under the caption “Report of the Audit Committee”;

•      Our policies and processes with respect to risk assessment and risk management, and particularly our management of major financial risk exposures;

•      Our compliance with applicable legal and regulatory requirements;

•      Qualifications and independence of our independent registered public accounting firm, or the outside auditors; and

•      Performance of our internal audit function and outside auditors.

For a full description of the Audit Committee’s role and particularly its duties and powers, please see the Audit Committee’s Charter available on our website.

Compensation Committee

The Compensation Committee is responsible for the compensation plans and decisions for all our executive officers. Prior to making its compensation decisions regarding the CEO, the Compensation Committee is provided the performance review of the CEO conducted annually by the Nominating and Governance Committee and confers with other independent directors in Executive Session. The Compensation Committee also reviews and approves the compensation of the other executive officers, and, in addition, oversees compensation programs for non-executive officers and employees and supervises and administers our compensation and benefits policies and plans. The Compensation Committee assists the Board in making decisions regarding compensation arrangements and benefit programs for our non-employee director compensation program by considering and making recommendations to the Board. The Compensation Committee is assisted in these matters by an independent compensation consultant, hired by and serving at the pleasure of the Committee.

A description of the Committee’s role in determining executive compensation, including the CEO’s compensation, and its use of an independent compensation consultant, is contained in the “Executive Compensation — Compensation Discussion and Analysis” portion of Item 11 of this Form 10-K/A.  A description of the Committee’s role in determining non-employee director compensation is contained under the caption “Director Compensation.”

The Compensation Committee also oversees executive development and succession planning, though sharing the responsibility for succession planning for the CEO with the Nominating and Governance Committee.

Nominating and Governance Committee

The Nominating and Governance Committee is responsible for, among other things, overseeing the development and periodic review of our policies and practices relating to corporate governance, including our Corporate Governance Principles, and for monitoring compliance with corporate governance rules and regulations, including our Code of Ethics for Directors and our Policy on Related-Person Transactions, and serves as our nominating committee. The Nominating and Governance Committee annually reviews the performance of the CEO, and assists the Board with succession planning for the CEO position. The Nominating and Governance Committee is responsible for reviewing and recommending to the Board director nominees, recommending committee assignments and leading the conduct of annual evaluations of the Board and its Committees and individual directors.

Board’s Role in Risk Oversight

Our Board has and exercises ultimate oversight responsibility with respect to enterprise risk assessment and to the management of the strategic, operational, financial and legal risks facing our company and its operations and financial condition. The Board is involved in setting our business and financial strategies and establishing what constitutes the appropriate level of risk for us and our business segments. Various committees of the Board provide assistance to the Board in its oversight of, among other things, risk assessment and risk management.

•      Our Audit Committee assists the Board in its oversight of our policies relating to risk assessment and risk management generally, with particular focus on our management of major financial risk exposures. The Audit Committee monitors the process by which risk assessment and management is developed and implemented by management and reported to the full Board.

•      Our Compensation Committee assists the Board in assessing the nature and degree of risk that may be created by our compensation policies and practices to ensure both their appropriateness in terms of the level of risk-taking, and consistency with our business strategies. In conjunction with its assessment, the Committee, with the assistance of Frederick W. Cook & Co. Inc. (“FWC”), its independent compensation consultant, reviews our compensation policies and practices. That review encompasses each of our incentive plans, eligible participants, performance measurements, parties responsible for certifying performance achievement, and sums that could be earned. The Compensation Committee determined at its February 2016 meeting that our compensation policies and practices do not encourage or create an inappropriate level of risk-taking.

•      Our Nominating and Governance Committee provides assistance in the oversight of, among other things, compliance risks, particularly through the oversight of the development of our compliance programs, policies and procedures, as well as through the periodic review of their effectiveness.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the SEC and the NYSE initial reports of beneficial ownership on Form 3 and changes in such ownership on Forms 4 and 5. Based on a review of the copies of such reports, or written representations that no other reports were required, all Section 16(a) filing requirements applicable to our directors, officers and more than 10% beneficial owners were complied with during the year ended December 31, 2015, except, 1) Form 3s were required to be filed for Hunter Jones and Stefan Radwanski to report holdings on Form 3 on June 10, 2016, but were filed on June 12, 2016 due to processing delays in obtaining SEC filing codes, 2) Mr. Radwanski filed a Form 4 on July 9, 2015 reporting the acquisition of 17 shares through the Non-qualified Deferred Compensation Plan on June 12 and June 26, 2015, and 3) Form 5s for 2015 were required to be filed for Peter Fluor to report three transactions and Brent Smolik to report two transactions pursuant to the Deferred Compensation Plan for Non-employee Directors that should have been reported on Form 4.

Code of Ethics for Directors, Code of Ethics for Senior Financial Officers, Code of Conduct

Our Code of Ethics for Directors is designed to promote honest and ethical conduct and compliance with applicable laws, rules, regulations and standards. Our Board recognizes that no code of ethics can replace the thoughtful behavior of an ethical director, but such a code can focus attention on areas of ethical risk, provide guidance to help recognize and deal with ethical issues, and help to foster a culture of honesty and accountability. Our Board members certify their commitment to and compliance with the Code on an annual basis.

Our Code of Ethics for Management Personnel, including Senior Financial Officers, is designed to promote honest and ethical conduct, proper disclosure of financial information, and compliance with applicable laws, rules and regulations by our officers and financial management. Our senior financial officers verify their commitment to and compliance with the Code on an annual basis.

Our Code of Conduct applies to all of our employees and contractors and is designed to promote honest and ethical conduct and to articulate and provide guidance on our commitment to several key matters such as safety and health, protecting the environment, fair dealing, proper stewardship of our products, use of company resources, and accurate communication about our finances and products. It also addresses the many legal and ethical facets of integrity in business dealings with customers, suppliers, investors, the public, governments and the communities in which we live and where we do business. Our Code of Conduct has been translated into more than ten languages and is distributed to our employees world-wide, who certify their commitment to and compliance with the Code on an annual basis.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Committee Report

We have reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Form 10-K/A.

Respectfully submitted,

Peter J. Fluor, Chairman

H. Paulett Eberhart

Rodolfo Landim

Michael E. Patrick

Bruce W. Wilkinson

Compensation Discussion and Analysis

This CD&A explains the Company’s executive compensation philosophy and practices and, in particular, those for our named executive officers or “NEOs.” Our NEOs are our former Chief Executive Officer, our current President and Chief Executive Officer, our Chief Financial Officer, and our three other most highly compensated executive officers in 2015. As used in this CD&A, the “Committee” refers to the Compensation Committee of the Board.

The following is a list of our NEOs by name and position for 2015:

Name	Position
R. Scott Rowe	President and Chief Executive Officer*
Jack B. Moore	Chairman of the Board**
Charles M. Sledge	Senior Vice President and Chief Financial Officer
William C. Lemmer	Senior Vice President and General Counsel
Steven P. Geiger	Vice President, Chief Administrative Officer
Hunter W. Jones	Vice President & President, Drilling Systems

*	Mr. Rowe was President and Chief Operating Officer until October 5, 2015 when he became President and Chief Executive Officer.
**	Mr. Moore retired from the Company and became non-executive Chairman on October 5, 2015. Prior to his retirement he was Chief Executive Officer as well as Chairman.

The CD&A is organized into five parts, as follows:

Part I	—	Executive Compensation Objectives and Design
Part II	—	Roles and Responsibilities
Part III	—	Executive Compensation Decision-Making Process
Part IV	—	Executive Compensation Elements and Mix
Part V	—	Other Matters Affecting Our Executive Compensation

Part I — Executive Compensation Objectives and Design

Purpose.  The purpose of our executive compensation program is to provide us with a means to:

• Attract, retain and motivate qualified executives to manage our business and affairs and lead us to our business goals and objectives;

• Provide performance-based incentives to encourage and reward achievement of our annual goals and long-term and strategic objectives; and

• Provide a competitive total compensation package that reflects our performance against goals and objectives, as well as the individual’s performance and contributions to our success.

Pay-for-Performance.  Our executive compensation program is designed to align our compensation incentives with the operating and performance goals and metrics chosen by our Board to drive long-term stockholder value creation. The design makes a significant portion of total direct compensation contingent upon performance against goals. Our NEOs’ targeted total direct compensation can be earned only if performance targets established by the Committee are met. The elements of our executive compensation that pay only against performance are the:

•        Annual Incentives

•        Performance Restricted Stock Unit Awards (“PRSUs”)

•        Stock Options

We consider these elements of executive compensation to be performance-based compensation which is “at risk” because our annual incentives and performance-based equity awards can be earned only if pre-determined levels of performance are achieved against approved goals, and our stock options provide value only if and to the extent there is an increase in the value of our Common Stock during the option term. Although our RSUs have a performance hurdle, we do not classify them as performance compensation for the purpose of a pay-for-performance discussion.

Targeted to Median.  Our program targets the level of cash compensation (made up of base salaries and annual incentives) and long-term equity incentive grant value at the median of what the Committee and its independent compensation consultant consider to be “competitive market levels.” The Committee considers the median of these “competitive market levels” to be the appropriate guidepost for achieving our compensation objectives.

A median “competitive market level” is developed annually for each executive officer by the Committee’s independent compensation consultant. It is developed by comparing each executive officer’s compensation to that of officers in similar positions with (1) our peer companies and (2) companies in the manufacturing industry in general. Peer group data is taken from SEC filings and industry data is taken from Mercer and Aon Hewitt Associates. When reviewing compensation levels against the survey data, the Committee considers only the aggregated survey data provided by the surveys. The identity of the individual companies comprising the survey data is not disclosed to, or considered by, the Committee in its evaluation process and, the Committee does not consider the identity of the companies comprising the survey data to be material for this purpose.

For the CEO and Chief Financial Officer positions peer company data is given a 75% weighting and industry data a 25% weighting; for the General Counsel position, peer company data is given a 25% weighting and industry data 75%; and, for the other NEO positions, industry data is given a 100% weighting. The weightings are employed to reflect the comparability of the position matches at each level, as the more a comparable position appears in peer SEC filings, the greater the weight given peer data.

The industry data is typically lower than peer group data, resulting in our “median competitive market levels” being lower than if derived solely from peer data alone.

Peer Groups.  The Committee selected two different peer groups for two different purposes, a compensation peer group for the purpose of benchmarking and making executive compensation comparisons and a performance peer group used for measuring our relative TSR performance for PRSU award purposes.

Our compensation peer group is composed of publicly traded oilfield services and equipment manufacturing companies selected by the Committee because they are generally of similar size and complexity, and are those companies with whom we compete in the labor market to attract and retain qualified executives. They include, but are not limited to, the same companies which we use for performance comparisons in our Annual Report on Form 10-K.

The compensation peer group used for decisions affecting 2015 compensation is composed of the following 15 companies, as selected and approved by the Committee taking into account the recommendations made by the Committee’s independent compensation consultant, an annual peer-of-peers review, and the peer groups used by certain proxy advisors:

Compensation Peer Group

Baker Hughes Incorporated Dover Corporation Ensco plc Flowserve Corporation FMC Technologies, Inc. Halliburton Company McDermott International, Inc. Nabors Industries, Inc.	National Oilwell Varco, Inc. Noble Corporation Oil States International, Inc. Parker-Hannifin Corporation Schlumberger Limited Transocean Ltd. Weatherford International plc

Eight of the 15 companies in our compensation peer group are included, along with us, in the PHLX Oil Service Sector (Ticker Symbol: OSX). The companies in our compensation peer group not included in the OSX are Dover Corporation, Ensco plc, Flowserve Corporation, FMC Technologies Inc., McDermott International, Inc., Noble Corporation and Parker-Hannifin Corporation. These companies were included because they are manufacturing companies serving the same or similar markets as Cameron. Of the six OSX companies not included in our compensation peer groups, two, Core Laboratories NV and Oceaneering International, Inc., were not included because they are in such sufficiently different businesses from us that the Committee does not consider them peers, and the other four, Diamond Offshore Drilling, Inc., Helmerick & Payne, Inc., Rowan Companies plc and Tidewater, Inc., were not included even though they share some business characteristics with Cameron, because they are drilling companies. The Committee concluded that including them would cause drilling companies to be over weighted in the overall group at the expense of manufacturing companies.

Our performance peer group is the OSX. This index was selected by the Committee because it is a published industry index composed of companies with whom we compete in the capital market. It is also the peer group used for our stock performance graph in our Annual Report on Form 10-K. The TSR goal and the selection of the OSX companies to serve as the bench-mark group for relative TSR performance of our Company is discussed in Part IV of this CD&A under the caption “Long-Term Incentives — Performance Awards”.

Part II — Roles and Responsibilities

Role of the Compensation Committee.  The Committee makes all compensation decisions regarding our executive officers, including our NEOs. The Committee confers with the other independent directors in Executive Session of the Board before making its decisions regarding the compensation of our CEO.

The following are the principal functions of the Committee with respect to executive compensation:

•  Establishes compensation policies and reviews them to determine whether they (1) adequately support business goals and objectives or (2) encourage inappropriate behavior from a risk perspective that could have a material adverse effect on us;

•  Approves peer group selection criteria and selects the companies included in our peer groups;

•  Sets the CEO’s compensation, giving consideration to the performance evaluation of the CEO conducted by the Nominating and Governance Committee, competitive data and the recommendation of the Committee’s independent compensation consultant;

•  Sets the other executive officers’ compensation, after giving consideration to performance evaluations provided by the CEO, competitive data and the recommendation of the Committee’s independent compensation consultant;

•  Oversees administration of our annual incentive program and (1) establishes eligible classes of participants, (2) sets performance goals, (3) approves minimum, target and maximum awards and (4) certifies attainment of goals and approves any payouts;

•  Oversees administration of our long-term incentive plan, including (1) determining the total number of shares available for grant, (2) establishing the award guidelines to be used when determining the amount and mix of individual awards, (3) making grants to executive officers and key employees and (4) authorizing the number of shares available for grant to other employees;

•  Exercises oversight responsibility for our severance policies and any individual employment and severance arrangements;

•  Reviews compliance with our stock ownership guidelines; and

•  Reviews and approves our executive benefits and perquisites.

Role of Independent Compensation Consultant.  The Committee is assisted by an independent compensation consultant retained by the Committee on an annual basis. Frederick W. Cook & Co. Inc. (“FWC”) is currently serving in that role. The independent compensation consultant reports to and acts at the direction of the Committee. FWC provides no services for management or the Committee that are unrelated to the duties and responsibilities of the Committee.

At the Committee’s request, FWC annually prepares a Report on Executive Compensation for the Committee. The Report focuses on our executive compensation program’s effectiveness in supporting our business strategy, its reasonableness and competitiveness as compared to the compensation practices of our peer group and other manufacturing companies, and our relative performance versus our peers. It covers each element of total compensation of executive officers, and compares them to data gathered from proxy statements and SEC filings of our peer group companies and from publicly available compensation surveys of the manufacturing industry conducted by Mercer and Aon Hewitt Associates. It calculates competitive market levels of compensation for each executive officer. It analyzes the cost and potential dilution to our stockholders of equity incentives and compares them to those of our peer group, and reports on the equity ownership of each of our executive officers, including both shares owned directly and owned indirectly through outstanding equity grants.

Independence of Compensation Consultant.  The Committee has the sole authority to retain or terminate its compensation consultant and other advisors. The compensation consultant’s role with us is limited to executive compensation matters and no such services are performed unless at the direction of and/or with the approval of the Committee. In connection with its engagement of FWC, the Committee considered various factors bearing on FWC’s independence, including the amount of fees paid by us to FWC and the percentage of FWC’s total revenues they represented; FWC’s policies and procedures for preventing conflicts of interest and compliance with those procedures; any personal and business relationship of any FWC personnel with any of the Committee members or our executive officers; and FWC’s policies prohibiting stock ownership by FWC personnel engaged in any Cameron matter and compliance with those policies. After reviewing these factors, the Committee determined that FWC is independent and that its engagement did not present any conflict of interest.

Role of CEO.  Our CEO periodically reviews the performance of other executive officers, including the other NEOs, with the Committee for the Committee’s use when making decisions regarding compensation and other matters, including succession planning. He submits proposals on performance objectives for annual incentive compensation and for long-term incentive grant values. He offers recommendations to the Committee on executive compensation program design and on compensation components for individual executive officers. Our CEO also regularly attends Committee meetings and provides his perspectives, judgment and recommendations on matters being considered by the Committee. He does not offer recommendation on his own compensation, nor does he attend meetings where his compensation is being discussed.

Part III — Executive Compensation Decision-Making Process

Advisory Votes on Executive Compensation.  Say-on-Pay Vote.  Our stockholders expressed a preference for a yearly advisory Say-on-Pay vote on executive compensation. Accordingly a Say-on-Pay vote has been offered to our stockholders each year since. When considering the executive compensation program and executive compensation decisions, the Committee takes into account the most recent stockholder Say-on-Pay vote and the comments and policies of stockholders and proxy advisory firms expressed in conjunction with that vote or otherwise. The 2015 Say-on-Pay vote conducted in conjunction with our 2015 Annual Meeting of Stockholders passed with 96.46% of the votes cast in favor.

Golden Parachute Vote.  In addition, an advisory Golden Parachute vote on executive compensation was conducted on December 17, 2015, in conjunction with the stockholder vote approving the Agreement and Plan of Merger between Cameron and Schlumberger Holdings Corporation, et al., dated August 25, 2015 (the “Agreement and Plan of Merger”). This vote passed with 53% of the votes cast in favor.

Tally Sheets.  In addition to a review of the Report on Executive Compensation prepared by the Committee’s independent compensation consultant, each year the Committee reviews a “tally sheet”, which itemizes the total compensation of each of our executive officers, including the NEOs, for the prior two years and the estimated minimum, target and maximum total compensation that could be earned by each during the year the tally sheet is prepared depending on whether, and to what extent, performance-based compensation is earned. The Committee considers the appropriateness and the amounts of each element, the mix of the elements and the overall amount of total compensation when making its decisions on both the compensation program as a whole and the compensation to be paid each executive for the coming year.

Risk Mitigation.  Our compensation philosophy is to emphasize pay-for-performance and to place a significant amount of total compensation at risk for the reasons discussed above. To mitigate against any risk that performance pay might cause, the Committee and the Board have adopted stock ownership requirements and a clawback policy, and the Committee has placed time-vesting requirements on earned PRSUs in order to drive a balanced focus between short-term and long-term focus. The independent compensation consultant and the Committee perform an annual assessment of our compensation policies and practices, including all incentive programs, to determine whether the risks arising from those policies and practices could be considered reasonably likely to have a material adverse effect on our company. Based on their review, the independent compensation consultant and the Committee again concluded at the Committee’s February, 2016 meeting that our compensation policies and practices do not create risks that are reasonably likely to have such an effect.

Other Considerations. When making compensation decisions with respect to each of our executive officers, including our NEOs, in addition to the items discussed above, the Committee also considers:

•  Level of responsibilities and impact of the executive on our results;

•  Skill and experience needed to fulfill his or her responsibilities;

•  Effectiveness in discharging his or her responsibilities;

•  Level of his or her achievement of goals and objectives;

•  Performance of Cameron in relation to its peer group;

•  Compensation levels and practices of companies with whom we compete for talent;

•  Total compensation of each executive position as compared with the compensation for like positions within our peer group and, in order to gain a broader perspective of the range of competitive reasonableness, within the larger category of the manufacturing industry in general;

•  Analyses prepared by and recommendations of the Committee’s independent compensation consultant regarding the appropriate amount and mix of compensation for each executive;

•  Recommendations of our CEO (except for his own position); and

•  Internal equity based on the impact of relative duties, responsibilities, position and performance within our company.

Part IV — Executive Compensation Elements and Mix

Base Salary.  Each of our executives earns a base salary for services rendered during the year. Base salaries are paid to provide executive officers with a market-competitive minimum level of annual earnings. Base salary ranges are determined for each executive position based on job responsibilities, required experience, general market competitiveness and internal comparisons. Base salaries, along with all other elements of compensation, are reviewed annually by the Committee at its fall meeting, giving consideration to:

•  total compensation as itemized in the tally sheets;

•  changes in levels of responsibility;

•  performance of the executive and his or her contributions to our overall performance;

•  annual competitive review of executive compensation prepared by the Committee’s independent compensation consultant; and

•  internal review of the executive’s compensation relative to base salaries of other executive officers.

Based on its evaluation of these factors, during its annual review of executive salaries at its October 2014 meeting, the Committee made no adjustments to 2015 base salaries. The Committee did make an in-year adjustment, which is shown in the table below, to Mr. Rowe’s Base Salary to reflect the fact he was selected to become the Company’s CEO, effective October 5, 2015.

		2015 Base Salaries
Name	2014 ($)	2015 ($)		% Change
R. Scott Rowe	606,900	606,900		0.0
		1,000,000	*	64.8
Jack B. Moore	1,125,000	1,125,000		0.0
Charles M. Sledge	652,100	652,100		0.0
William C. Lemmer	556,200	556,200		0.0
Steven P. Geiger	450,000	450,000		0.0
Hunter W. Jones	380,000	410,000		7.9

* Effective as of October 5, 2015, when Mr. Rowe became the Company’s CEO.

As a result of the Committee’s evaluation of the factors discussed above at its October 2015 meeting, and the uncertainties in the macro-environment affecting us and our peers, competitors and customers, the Committee made no adjustments to base salaries for 2016.

		2016 Base Salaries
Name	2015 ($)		2016 ($)	% Change
R. Scott Rowe	1,000,000	*	1,000,000	0.0
Jack B. Moore	1,125,000		0	N/A
Charles M. Sledge	652,100		652,100	0.0
William C. Lemmer	556,200		556,200	0.0
Steven P. Geiger	450,000		450,000	0.0
Hunter W. Jones	410,000		410,000	0.0

* Effective as of October 5, 2015, when Mr. Rowe became the Company’s CEO.

Annual Incentive Compensation.  Our Management Incentive Compensation Plan (“MICP”) provides each of our executive officers and other key management employees an annual opportunity to earn incentive compensation based on performance against pre-established objectives. These objectives are set by the Committee and are based on our Board-approved operating plan and budget. Annual incentive compensation is offered to incentivize performance supporting our company-wide objectives, business unit objectives, and individual objectives as well as to reflect competitive practice.

Target Award Opportunities.  The Committee, taking into consideration peer group and industry competitive practices, the advice and recommendations of the Committee’s independent compensation consultant, and the recommendations of the CEO for positions other than his own, establishes a target-award opportunity for each executive expressed as a percentage of base salary. Our target values are set at or near the market-median target percentages.

Target awards for our NEOs for 2015 and 2016 are set out below.

MICP Target-Award Opportunities
(% of base salary)
Name	2015		2016
R. Scott Rowe	90%
	120%	*	120%
Jack B. Moore	125%		N/A
Charles M. Sledge	80%		80%
William C. Lemmer	70%		70%
Steven P. Geiger	65%		65%
Hunter W. Jones	65%		65%

* Effective as of October 5, 2015, when Mr. Rowe became the Company’s CEO.

Performance Objectives.  Performance objectives are set by the Committee for each year based on proposals submitted to the Committee by the CEO. The CEO’s proposals, and ultimately the performance objectives selected, are based on and designed to encourage achievement of our annual performance goals set out in our Board-approved annual operating plan and budget, as well as business strategies for that year. The Committee also considers overall market conditions, the industry environment and our position in each of our business lines when setting performance objectives.

For 2015, the Committee selected earnings per share (“EPS”) and cash flow from operations as the financial performance objectives for all corporate executives, including the CEO as the Committee considered these objectives to be the principal indicators of financial performance and drivers of stockholder value. For executives with operating unit responsibilities the Committee chose EPS, operating unit consolidated earnings before income taxes (“EBIT”) and unit cash flow.

The Committee also maintained a total TRIR goal for 2015 as the Committee is of the view that our employees are critical to our success and their health and safety need to be a foremost focus of management. For executives with corporate responsibilities, the target objective is a company-wide TRIR goal. For executives with operating unit responsibilities, the TRIR objective is operating unit specific and an improvement over that unit’s individual history. The Committee also maintained an on-time-delivery measure as a performance goal for executives with operating unit responsibilities as this objective is considered to be a key component of customer satisfaction and engagement. The Committee also added a selling, general and administrative (“SG&A”) cost reduction goal for corporate executives in order to lower the Company’s cost structure and enhance profitability.

As in prior years, the Committee set a return on equity (“ROE”) hurdle of 7%. If the hurdle had not been met or exceeded, any bonus payment otherwise earned would have been reduced by 50% for all participants.

In order to allow the Committee the opportunity to exercise the maximum possible discretion when determining award payouts to NEOs while maintaining deductibility under Section 162(m) of the Internal Revenue Code, the Committee establishes an annual baseline performance hurdle for the full funding of the annual incentive compensation for NEOs. For 2015 the baseline performance hurdle was the achievement of positive earnings. If the performance hurdle was met, the incentive compensation pool is funded at the maximum opportunity for each NEO. If the hurdle is not met, the NEOs would not earn any annual incentive compensation. Should the performance hurdle be met and the compensation pool fully funded, the Committee applies negative discretion to determine the actual awards to be made to each NEO, taking into consideration such matters as our actual performance against the MICP performance objectives for 2015, the individual NEO’s performance and contributions, and other factors in the Committee’s discretion.

Weighting of Performance Objectives.  The Committee decides what the percent of the target award or weighting will be for each of the Performance Objectives and selected the following for 2015.

2015 Weighting of Performance Objectives Corporate Executives
CAMERON
EPS	Cash Flow	On-Time Delivery	TRIR	SG&A Cost Reduction
50%	20%	10%	10%	10%

Weighting of Performance Objectives Business Unit Executives
CAMERON	BUSINESS UNIT
EPS	EBIT	Cash Flow	On-Time Delivery	TRIR
25%	25%	20%	20%	10%

Performance and Payout.  The Committee establishes the percent of a target award that can be earned at different performance levels. Minimum, target and maximum payout levels are set out below.

For 2015, because of the challenges posed by the uncertain macro-environment at the time during which goals for the year must be set, the Committee took the following actions:

•                  Changed the performance curves by widening the performance range and lowering the threshold payments.

•      Created a range of +/-2.5% around the goal target for which performance within this range resulted in a target payout for those financial objectives.

In addition, in order to prevent the potential for a windfall payout in the event of an unexpected turnaround in the oil and gas business in 2015, the Committee added a provision that would require Cameron to perform in the top quartile of our performance peer group in order to receive a payout in excess of 150% of target EPS performance.  In 2015, Cameron’s TSR was the top performer.

	Performance & Payout
	2015
Objectives	Performance	Percentage of Target Payout
Financial	Less than 75%	0%
(EPS*/EBIT/Cash Flow)	75%	37.5%
	97.5-102.5%	100%
	125%	200%*
On-Time Delivery	Less than 75% OTD	0%
	75%	50%
	85%	100%
	95%	200%
Safety	More than 0.68 TRIR	0%
	0.68	50%
	0.57	100%
	0.46	200%

*To achieve a greater than a 150% payout for EPS, our TSR performance for 2015 had to have been in the top quantile of our performance peer group.

The maximum amount that can be earned under the MICP for any year is capped at 200% of target bonus even when performance exceeds the maximum. Under the MICP, no additional sum can be earned or “banked” for subsequent years.

Certifying Performance.  During the first quarter, following year-end and the completion of our financial statement audit, our Company’s and each unit’s actual performance against the established goals is computed. The 2015 results for EPS, adjusted for non-operational items, cash flow from operations, safety and on-time delivery are set out in the table below.

	2015 Performance Attained
	Target	Actual	Performance Achieved	Payout Attainment	Weight	Payout Result
CAM EPS ($/sh)	$3.17-$3.33	$3.90	120.00%	177.82%	50%	88.91%
CAM CASH FLOW ($M)	$614.3-$645.8	$780.4	123.90%	194.98%	20%	39.00%
CAM OTD (%)	85.00%	82.80%	N/A	89.00%	10%	8.90%
CAM TRIR	0.57	0.46	N/A	200.00%	10%	20.00%
ENTERPRISE WIDE COST REDUCTION ($M)	$112.8	$184.1	163.21%	200.00%	10.0	20.00%

Total Performance						176.81%

            Approving Payouts.  When determining and approving payouts for 2015 MICP performance, the Committee approved payouts derived from the performance against goals. The Committee did, however, exercise negative discretion of 15% to the amount earned for TRIR performance by Corporate NEOs and the executive team of one of the operating units which experienced a traffic fatality of one of its employees during 2015.

2015 MICP Payouts
	Earned $	Payout $
R. Scott Rowe	1,283,798	1,262,015
Jack B. Moore	1,912,608	1,880,156
Charles M. Sledge	922,382	906,732
William C. Lemmer	688,392	676,712
Steven P. Geiger	517,169	508,394
Hunter W. Jones	409,144	409,144

Long-Term Incentives.  The purpose of our long-term equity awards is to support the achievement of our long-term goals. They are also intended to align compensation of executives and other key management employees with the interests of our long-term stockholders by providing incentives tied to our long-term success and increases in share price and stockholder value.

Our long-term incentive program is administered under our Equity Incentive Plan, which was approved by our stockholders in 2013. The Committee, after discussions with our independent compensation consultant, determines the aggregate target value for the long-term incentives to be granted to the executive officers as a group and individually. The Committee makes its determinations giving consideration to:

•  the grant practices of our compensation peer group companies, which are reflected in the independent compensation consultant’s annual Report on Executive Compensation;

•  industry grant practices in general;

•  the share value to be transferred in comparison to amounts granted by compensation peer group companies and amounts reported in industry surveys; and

•  the “burn rate” or percentage of outstanding shares that would be used.

The tables below sets out target long-term incentive grant value established for each of our NEOs for 2015 and 2016.

Target Long-Term Incentive Grant Value
Name	2015 Value($)	2016 Value($)
R. Scott Rowe	3,536,717	6,800,000
Jack B. Moore	7,100,000	0
Charles M. Sledge	2,250,000	2,250,000
William C. Lemmer	1,765,000	1,765,000
Steven P. Geiger	1,200,000	1,200,000
Hunter W. Jones	900,000	900,000

Mr. Rowe’s initial 2015 long-term incentive grant value was $2,500,000. On October 5, 2015, the increased in this value by $1,036,717 in recognition of his appointment as CEO. These additional grants raised Mr. Rowe’s 2015 long-term incentive grant value to 3,536,717.

Long-Term Incentive Vehicle Mix.  For 2015, the Committee chose the following long-term incentive grant mix:

Stock Options – 40%

Performance Restricted Stock – 40%

Restricted Stock – 20%

The Committee determined this to be the appropriate mix as it focused equally on three-year objectives and on long-term growth in share value, while placing a lesser, though still significant, emphasis on retention and continuity. Individuals may be granted more or less than the target amounts for their positions, based on individual performance, past grant history, employment retention considerations, internal equity, and the Committee’s evaluation of future chances for promotion.

PRSUs have a three-year vesting period and stock options and RSUs vest over a three-year period with one-third of the award vesting per year beginning on the first anniversary of the grant date.

For 2016, the mix was provided for in the Agreement and Plan of Merger, and is:

Stock Options – 30%

Restricted Stock – 70%

The Committee has historically approved annual long-term incentive awards at its fall meeting, which is scheduled at least one year in advance. The Committee prefers this “mechanical” approach to selecting the grant date, rather than a “discretionary” approach, as it avoids having to make arbitrary judgments regarding timing of awards. To the extent newly hired or promoted executives receive an initial award of stock options, the options are priced at the closing price on a date no earlier than their actual start or approval date.

Performance Awards.  The Committee awarded PRSUs to drive performance against Committee established goals over a three-year period. They are intended to not only encourage and reward performance against these goals but also to assist in retention of key employees, as any PRSUs earned by performance cliff vest three years from the date of grant. Generally, both the performance and continued employment requirements must be satisfied in order for the executive to earn a payout under the award. The performance goals are established by the Committee no later than its first meeting of the initial year of the performance period.

For 2015, 40% of each officer’s target long-term incentive grant value was made up of PRSUs. The target number of PRSUs subject to any individual award was determined by dividing 40% of the long-term grant value targeted for that individual by the “grant date fair value” of the awards. See Footnote No. 3 to the Summary Compensation Table for the calculation of the grant date fair value.

For 2015, the Committee chose two performance goals for PRSUs: 50% of each grant was given an ROIC goal, and 50% a TSR goal.

•      ROIC PRSUs.  The Committee chose ROIC as a goal because it is a generally accepted benchmark to measure the return a company generates on the capital invested in its business. Performance against the ROIC target goal is determined by averaging our performance against the ROIC goal set by the Committee for each of the three years of their respective performance periods. The ROIC target for 2015 was set at 11.4-12.0%. The Committee determined performance against the 2015 goal to be 14.2%, or 184.6% of target. This performance level was and will be used as one of the three-year annual performance calculations to determine the actual number of shares earned under the PRSU awards for which 2015 was a performance period.

•      TSR PRSUs.  The Committee chose TSR as a goal in order to directly align the interests of our executives with those of our stockholders. Performance against the TSR goal is determined by comparing the performance of our TSR with that of the OSX over the three-year performance period of the PRSUs. The Committee determined that the OSX is an appropriate benchmark against which to compare our TSR performance for the reasons discussed above in “Peer Groups.”

The number and value of PRSUs for 2015 that could actually be earned was determined by performance against the goals established by the Committee and can range from 0 to 200% of the target value, depending upon performance.

The following table summarizes how performance against the ROIC goal is measured, and with the exception noted below the table, how the TSR goal is measured.

	Performance & Payout
	2015
Objective	Performance Against Goal	Percentage of Target Payout
ROIC	Less than 75%	0
	75%	37.5
	97.5% - 102.5%	100
	125%	200*
TSR	Less than 25th Percentile	0
	25th to 50th Percentile	50-99*
	50th to 80th Percentile	100-199
	80th Percentile or greater	200

In the event of a negative TSR, any payout would have been capped at Target irrespective of our ranking relative to the OSX companies’ performance.

For the PRSUs granted in 2013 with a three-year performance period of 2013 through 2015, 50% of which had an ROIC goal and 50% of which had a TSR goal, the performance level attained was determined as follows:

2013-2015 PRSU Payout
Objectives	Percent of Award Earned	Weight	Payout
ROIC	126%	50%	63.0%
TSR	200%	50%	100.0%

Total Payout			163.0%

Stock Options.  The Committee awards stock options to make a portion of executive officers’ total direct compensation contingent on long-term stock price appreciation. In October 2014, each executive officer, including the NEOs (other than Mr. Moore), received an award of stock options for 2015, and in October 2015 (other than Mr. Moore) for 2016. The number of options for each individual award made in 2014 for 2015 was determined by taking 40% of the long-term incentive grant value targeted for that individual and dividing it by the grant date fair value of a stock option. The number of options for each individual award made in 2015 for 2016 was determined by taking 30% of the long-term incentive grant value targeted for each individual for 2015 and dividing it by the grant date fair value of a stock option. See Footnote No. 3 to the Summary Compensation Table for the calculation of the “grant date fair value.”

The exercise price for all our stock option awards, including those for 2015 and for 2016, is equal to the closing share price on the date of grant. Stock options vest over a three-year period, with one-third of the options vesting per year, beginning on the first anniversary of the grant date. Stock options have a ten-year term.

Restricted Stock Units.  The Committee awards RSUs to encourage and promote retention. The number of RSUs for any individual award made in 2014 for 2015 and in 2015 for 2016 was determined by taking 20% or 70%, respectively, of the 2015 long-term incentive grant value targeted for that individual and dividing it by the closing price of our Common Stock on the date of grant.

RSU awards generally vest over a three-year period, with one-third vesting per year beginning on the first anniversary of the grant date.

To ensure that certain deduction limits under Section 162(m) of the Internal Revenue Code not apply to RSU awards (see “Tax Implications of Executive Compensation” on page 50), RSU awards for our executive officers, including our NEOs, require that we generate $50 million of net income in the year following the year in which the grant is made (e.g., awards made in October 2014 for 2015 require more than $50 million of net income in 2015) as a condition to the RSUs being earned and eligible for vesting.

Benefits, Retirement Programs and Perquisites.  We provide our executive officers with benefits and perquisites that the Committee has concluded are reasonable to assist in attracting and retaining qualified executives. These benefits are generally the same as those broadly available to all our U.S. salaried employees, except for a nonqualified deferred compensation plan made available to our more highly compensated employees, including NEOs and other executives. This plan is intended to restore benefits of income deferral that would otherwise be lost due to federal tax limitations using the same funding formula used for other eligible employees. Perquisites include only financial planning services and the opportunity for senior vice presidents and higher ranked officers to use company-leased aircraft for personal travel provided they reimburse us for the incremental operating costs. Each year, the Committee reviews the appropriateness of both the nature and type of benefits and perquisites, and the associated values and costs.

Benefits and Retirement Programs.  We provide our executive officers, including our CEO and the other NEOs, the same health and welfare benefits that are broadly available to our U.S. non-union employees, with no additional related benefits, programs or special features.

In addition to our Retirement Savings Plan, which is a qualified deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Code”), and in which all U.S. employees, including executive officers, who meet the age, service and other requirements of the plan are eligible to participate, we offer a deferred compensation plan to more highly compensated employees, including executives. We do not provide defined benefit plans to executive officers. Our Deferred Compensation Plan is a nonqualified defined contribution plan. It is designed to allow deferral of income from base salary and annual bonus and company contributions that could have been made under our Retirement Savings Plan but for IRS limitations on deferrals of compensation into a tax-qualified plan. There is no “above-market” interest or preferential earnings element credited on any deferred compensation as defined in applicable SEC rules relating to disclosures on proxy statements.

Perquisites.  Our executive officers, including the NEOs, are eligible to receive financial planning services. The Committee believes it is in the interest of our Company to assist executives in the handling of their personal finances, particularly tax filing obligations, to prevent them from being a distraction to the executive or an embarrassment to us. The cost of such services is imputed to the executive as income.

Our executive officers are reimbursed for the cost of spousal travel if there is a business purpose for the spouse to accompany the executive to a function or event. The cost of any such travel is imputed to the executive as income. The CEO and COO and Senior Vice Presidents are also eligible to use company-leased aircraft for personal travel, provided they reimburse us for the incremental operating cost of any such use.

We do not provide any tax gross-ups for any reported income related to such perquisites.

The cost to us of all benefits and perquisites provided to our executive officers is included in the Committee’s independent compensation consultant’s competitive analysis and in the annual tally sheet presentation to the Committee on total compensation paid to executives.

Part V — Other Matters Affecting Our Executive Compensation

Clawback of Incentive Compensation.  We have an executive compensation clawback policy. Under that policy, which has been incorporated into awards under our annual and long-term incentive plans, should any executive officer commit fraud or intentional wrongdoing which results in a required financial restatement, we have the right to recover incentive and performance compensation paid or awarded to such executive officer within the past five years for the year restated and for the two years prior to any year of restatement.

Prohibition of Derivative, Hedging, and Pledging Transactions.  We have a policy which regulates the trading in our securities by directors, officers and key employees. In addition to dealing with such matters as quarterly blackouts and Rule 10b5-1 trading, it prohibits derivative and hedging transactions involving Cameron securities and also prohibits pledging and otherwise using Cameron securities as collateral and holding Cameron securities accounts that are margined.

Stock Ownership Requirements.  We have stock ownership requirements for executives and other key employees. Within five years of being appointed an executive or other key employee of our company, or being promoted to a position requiring increased ownership, the executive or employee is required to directly own Common Stock having a market value or cost basis, whichever is higher, equal to at least the following multiple of his or her base salary:

Level	Base Salary Multiple
Chief Executive Officer	6
Chief Operating Officer	4
Executive Vice President	4
Senior Vice President	3
Vice President	2
All Other Executive Long-Term Incentive Program Participants	2 or 1

All NEOs meet or exceed their ownership requirement or are within the five-year period given to achieve compliance. The ownership interests of the NEOs individually, and executives as a whole, are set out in “Security Ownership of Management”.

Employment, Severance and Change-in-Control Arrangements.

Employment Contracts.  We have no employment contracts with any of our executive officers.

Executive Severance Policy.  We have an Executive Severance Policy for all executive officers, including the NEOs. The Policy provides for salary continuation for 12 months or 24 months, depending on grade level, for a covered executive if such executive’s employment with our Company is terminated by us for any reason other than cause. Participation in the annual incentive plan is prorated through the last day of employment and determined based on achievement of the goals and objectives established for the applicable year, but no entitlements are earned during the severance period. The amount of these payments, had any of the NEOs been terminated for any reason other than cause on December 31, 2014, is set out under the caption “Payments Under Executive Severance Policy.”

We provide executive severance because we recognize the impact on individuals of our need to be able to freely make changes at the executive level, and of the relatively more difficult employment transition encountered when executive-level employees are terminated with possibly little to no notice.

Change-in-Control Agreements.  We have change-in-control agreements with 21 executive officers, including each of our NEOs, except Mr. Moore, whose agreement terminated when his intent to retire was announced in May 2015. Payment under each of these agreements would only be made if the executive officer were to be terminated in connection with a change in control (“double trigger”). The agreements entitle the executive, if the executive is discharged without “cause” or resigns for “good reason” in conjunction with or within two years of a “change in control,” to a payment equal to a multiple of: (i) base salary; (ii) the higher of the officer’s target annual incentive award for the year of termination or highest such award earned by the officer during any of the past three years; and (iii) the value of annual benefits and perquisites. The multiple varies from 3X to 1X, depending on when the agreement was entered into and job level. Agreements entered into prior to 2009 had a multiple of 3X, and those entered into since have a 2X multiple for positions classified as a “Tier 1” executive, which NEOs would be, and a 1X multiple for others. Agreements with Messrs. Lemmer and Sledge have a 3X multiple as they predated the change in policy. The agreements with Messrs. Jones and Geiger have a 2X as they were entered into after the change. The multiple in the agreement with Mr. Rowe was changed from 2X to 3X effective as of the date he became CEO. In addition, certain agreements, including those with Messrs. Sledge and Lemmer, provided that, if any payments made under the agreement would cause the applicable executive to be subject to an excise tax because the payment is a “parachute payment” (as defined in the Internal Revenue Code), then we will pay the executive an excise tax premium in a sufficient amount to make the executive whole with respect to any additional tax that would not have been payable but for the excise tax provision. “Cause” means (i) a conviction by a court of competent jurisdiction, from which no further appeal can be taken, of a felony grade crime involving moral turpitude, or (ii) a willful failure to perform substantially one’s duties with our company (other than a failure due to physical or mental illness) which is materially and demonstrably injurious to us. No act or failure to act will be considered “willful” unless done, or omitted to be done, in bad faith and without reasonable belief that the action or omission was in, or not opposed to, our best interests.

“Good reason” for termination includes any of the following events that occur without the executive officer’s consent: a change in status, title(s) or position(s) as an officer of our company that is not a promotion; a reduction in base salary; termination of participation in an ongoing compensation plan; relocation; failure of a successor of our company to assume the objectives under the agreement; termination by us other than for cause; prohibition from engaging in outside activities permitted by the agreement; or any continuing material default by us in the performance of our obligations under the agreement.

A “change in control” of our company will occur, for purposes of these agreements, if (i) any person is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), directly or indirectly, of our securities representing 20% or more of the combined voting power of our outstanding voting securities, other than through the purchase of voting securities directly from us through a private placement; (ii) the current members of the Board, or subsequent members approved by two-thirds of the current members, no longer comprise a majority of the Board; (iii) our company is merged or consolidated with another corporation or entity and our stockholders own less than 70% of the outstanding voting securities of the surviving or resulting corporation or entity; (iv) our company is merged or consolidated with another corporation or entity and the consideration paid is part or all cash equivalent in value equal to 31% or more of our outstanding voting securities; (v) a tender offer or exchange offer is made and consummated by a person other than our company for the ownership of 20% or more of our voting securities; or (vi) there has been a disposition of all or substantially all of our assets. We recognized that, as is the case with many publicly held corporations, the possibility of a change in control could arise and that such possibility, and the uncertainty and questions it could raise among our executive officers, could cause a distraction and result in the departure of one or more of them to our Company’s and our stockholders’ detriment. The Committee has determined that it was in the best interests of our company and our stockholders to help assure the continuation of service by certain executive officers, and to reinforce and encourage their attention and dedication to their assigned duties without distraction in circumstances arising from the possibility of a change in control. The Committee believed it important, when we or our stockholders receive a proposal for or notice of a change in control, or consider one ourselves, that we maintain a sound and vital management team and our executives be able to assess and advise our Company as to whether such transaction would be in the best interests of our company and our stockholders, and to take such other action regarding the transaction as our Board of Directors determines to be appropriate, without being influenced by the uncertainties of their own situations. We also believe that entering into change-in-control agreements with some of our executive officers has helped us attract and retain the level of executive talent needed to achieve our goals.

The elements of the severance benefits and the amounts of each were approved by the Committee at the time the agreements were entered into, or most recently modified, based on the Committee’s assessment of what was appropriate and competitive at that time.

The transaction provided for by the Agreement and Plan of Merger will constitute a “change in control” under our Change-in-Control Agreements when the transaction is closed and the merger accomplished.  As discussed earlier, payouts to be made pursuant to these Change-In-Control Agreements, should the transaction provided for by the stockholder-approved Agreement and Plan of Merger occur, were approved by an advisory Golden Parachute vote of stockholders.

Tax Implications of Executive Compensation.  Section 162(m) of the Code places a limit of $1 million on the amount of annual compensation that may be deducted by us in any year with respect to an NEO. Certain performance-based compensation subject to performance criteria approved by stockholders is not subject to this deduction limitation and, as a result, annual incentive compensation paid pursuant to our Management Incentive Compensation Plan and stock options, RSU and PRSU awards granted under our Equity Incentive Plan generally are intended to qualify as performance-based compensation and should be deductible.

The Committee is mindful of the limitation and has structured the various elements of our executive compensation to fall within the limit or the exception. The Committee and/or the Board of Directors,

however, may from time to time, in circumstances deemed appropriate, award compensation that may not be deductible, in order to, in their judgment, compensate executives in a manner commensurate with performance and the competitive market for executive talent.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned for services rendered to us by our NEOs for the fiscal year ended December 31, 2015.

Some differences in the compensation of our NEOs result from the fact that our compensation philosophy is to pay competitively by position. In order to determine competitive levels, the independent compensation consultant, at the direction of the Compensation Committee, benchmarks each position against employees holding similar positions in our peer group and in the manufacturing industry in general. Our compensation policy and benchmarking practices are explained in the CD&A section set out earlier in this Item 11 of the Form 10-K/A.

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)(3)(5)(6)	Option Awards ($)(1)(4)(5)	Non-Equity Incentive Plan Compensation ($)(7)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(8)	All Other Compensation ($)(9)	Total ($)
R. Scott Rowe	2015	729,842		6,708,125	2,038,583	1,262,015	(3,796)	151,188	10,885,957
President and CEO	2014	486,338		1,019,919	999,744	525,946	14,741	103,019	3,149,707
Jack B. Moore	2015	865,385		2,839,967	0	1,880,156	(83,287)	291,502	5,793,723
Chairman and	2014	1,125,000	0	4,139,894	2,839,314	1,814,400	128,053	217,626	10,264,287
CEO	2013	1,125,000	0	3,919,852	2,719,985	644,288	231,647	304,309	8,945,081
Charles M. Sledge	2015	652,100		2,492,434	682,110	906,732	150,225	152,659	5,036,260
Sr. Vice President &	2014	646,490	0	1,329,921	899,780	695,106	(15,359)	110,797	3,666,735
Chief Financial Officer	2013	617,500	0	1,319,937	879,991	246,012	184,452	137,892	3,385,784
William C. Lemmer	2015	556,200		1,941,450	529,190	676,712	3,207	125,174	3,831,933
Sr. Vice President &	2014	552,088	0	1,032,899	705,828	519,404	151,815	102,270	3,064,304
General Counsel	2013	535,000	41,832	1,019,883	679,996	269,265	503,685	115,527	3,165,188
Steven P. Geiger Vice President & Chief Administrative Officer	2015	450,000	0	1,319,955	359,798	508,394	(500)	100,750	2,738,397
Hunter W. Jones Vice President & President, Drilling Systems	2015	397,300	0	989,889	269,845	409,114	(5,486)	88,743	2,149,413

(1)     No information is reported for Mr. Rowe for 2013, and Messrs. Geiger and Jones for 2014 and 2013, as they were not named executive officers under the rules of the SEC for those years.

(2)     The amounts included in the “Stock Awards” and “Option Awards” columns represent the “grant date fair value” in 2015, 2014 and 2013 as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, regarding Stock Compensation (“ASC 718”).

(3)     The “grant date fair value” for Stock Awards awarded as (i) PRSUs with an ROIC goal is $49.95 per share, the closing price of Common Stock on 1/1/2015, the date of grant, (ii) PRSUs with a TSR goal is $57.17, calculated using a Monte Carlo valuation as of 1/1/2015, the date of grant; and for Mr. Rowe’s October 5, 2015 award it is $96.83; and (iii) RSUs is $65.97, based on the closing price of Common Stock on 10/14/2015, the date of grant.

(4)     The “grant date fair value” for Option Awards is $14.46, calculated in accordance with ASC 718, and based on an exercise price equal to the closing price of Common Stock of $65.97 per share on 10/14/2015, the date of grant.

(5)     For both RSU and stock option grants, the value shown is what is reflected in our financial statements. See Cameron’s Annual Report on Form 10-K for the year ended December 31, 2015, and Annual Reports for the years ended December 31, 2014 and 2013 for a complete description of the valuation assumptions. Amounts included for 2015 PRSUs represent target. Threshold, target and maximum award levels for the PRSUs are shown in the table below:

Name	Threshold ($)	Target ($)	Maximum ($)
R. Scott Rowe	437,476	999,951	1,999,902
	226,727	518,232	1,036,464
Jack B. Moore	1,242,486	2,839,967	5,679,934
Charles M. Sledge	393,742	899,985	1,799,969
William C. Lemmer	308,858	705,964	1,411,928
Steven P. Geiger	209,985	479,959	959,919
Hunter W. Jones	157,474	359,941	719,882

(6)     PRSUs granted on January 1, 2014, and included in the Stock Awards values reported in the 2015 Summary Compensation Table are valued not at “grant date fair value” but at a value that includes the actual impact of performance achievement, which was known at the time of disclosure. These PRSUs have been revalued using the “grant date fair value” for the 2014 Stock Awards in this Summary Compensation Table.

(7)     The amount shown for each NEO in the “Non-Equity Incentive Plan Compensation” column is attributable to MICP annual incentive compensation awards earned in fiscal years 2015, 2014, and 2013, but paid in 2016, 2015 and 2014, respectively.

(8)     The amounts shown in this column reflect market-based returns on balances held under our deferred compensation plans.

(9)     The figures set out as “All Other Compensation” for 2015 are the sum of the Total Other Annual Compensation attributable to both (i) retirement benefits and (ii) welfare benefits and perquisites and are set out in the following two tables:

(i)            Retirement Benefits

Name	Company Contributions to Retirement Savings Plan ($)	Company Retirement Contributions to NQ DC Plan ($)	Company Match Contributions in NQ DC Plan ($)	Total Other Annual Compensation attributable to retirement benefits ($)
R. Scott Rowe	23,840	29,724	59,447	113,011
Jack B. Moore	23,850	72,444	144,887	241,181
Charles M. Sledge	23,848	32,466	64,932	121,247
William C. Lemmer	23,850	24,318	48,636	96,804
Steven P. Geiger	23,850	15,030	30,061	68,941
Hunter W. Jones	23,850	13,621	20,851	58,322

(ii)           Welfare Benefits and Perquisites

Name	Spousal Travel ($)(1)	Excess Life ($)	Welfare Benefits ($)(2)	Financial Planning Services ($)	Total Other Annual Compensation attributable to welfare benefits and perquisites ($)
R. Scott Rowe	10,542	1,140	18,350	8,145	38,176
Jack B. Moore	21,148	5,788	15,174	8,211	50,321
Charles M. Sledge	0	2,622	18,658	10,132	31,412
William C. Lemmer	0	14,832	3,718	9,820	28,370
Steven P. Geiger	0	6,732	15,015	10,062	31,808
Hunter W. Jones	0	3,842	18,370	8,209	30,422

(1)               Spousal travel costs are costs incurred by us when a spouse accompanies an NEO to a function or event for business purposes. This cost is imputed to the NEO as income.

(2)               Welfare benefits are the employer-paid portions of premiums for Medical (including Health Savings Account Contribution), Dental, Life, AD&D and LTD paid for the benefit of the employee.

Grants of Plan-Based Awards in Fiscal Year 2015

The following table provides information on non-equity incentive plan awards, stock options PRSUs and RSUs granted, and the grant date fair value of these awards.

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of Stock and
Name	Award Type	Grant Date(1)	Committee Approval Date	Threshold ($)(3)	Target ($)(3)	Maximum ($)(3)	Stock or Units (#)	Underlying Options (#)	Option Awards ($/Sh)	Option Awards ($)(4)

R. Scott Rowe	Annual MICP	1/1/2015	2/18/2015	263,207	656,858	1,313,716
	PRSU	1/1/2015	10/16/2014				18,755			999,951
	Special PRSU	10/05/2015	8/21/2015				6,738			518,232
	Special RSU	10/05/2015	8/21/2015				8,126			518,358
	Annual RSU	10/14/2015	10/13/2015				72,154			4,759,999
	Annual Option	10/14/2015	10/13/2015					140,981	65.97	2,038,853
Jack B. Moore	Annual MICP	1/1/2015	2/18/2015	392,127	1,081,731	2,163,463
	PRSU	1/1/2015	10/16/2014				53,266			2,839,967
Charles M. Sledge	Annual MICP	1/1/2015	2/18/2015	189,109	521,680	1,043,360
	PRSU	1/1/2015	10/16/2014				16,880			899,985
	Annual RSU	10/14/2015	10/13/2015				24,139			1,592,450
	Annual Option	10/14/2015	10/13/2015					47,166	65.97	682,110
William C. Lemmer	Annual MICP	1/1/2015	2/18/2015	141,136	389,340	778,680
	PRSU	1/1/2015	10/16/2014				13,241			705,964
	Annual RSU	10/14/2015	10/13/2015				18,728			1,235,486
	Annual Option	10/14/2015	10/13/2015					36,592	65.97	529,190
Steven P. Geiger	Annual MICP	1/1/2015	2/18/2015	106,031	292,500	585,000
	PRSU	1/1/2015	10/16/2014				9,002			479,959
	Annual RSU	10/14/2015	10/13/2015				12,733			839,996
	Annual Option	10/14/2015	10/13/2015					24,879	65.97	359,798
Hunter W. Jones	Annual MICP	1/1/2015	2/18/2015	106,557	247,000	494,000
	PRSU	1/1/2015	10/16/2014				6,751			359,941
	Annual RSU	10/14/2015	10/13/2015				9,549			629,948
	Annual Option	10/14/2015	10/13/2015					18,659	65.97	269,845

(1)     A discussion of grant practices is included in Part IV – Executive Compensation Elements and Mix.

(2)     The 2015 MICP annual incentive compensation objectives were approved in December, 2014. Actual payout amounts of the 2015 MICP awards were approved in February 2016 and are included as 2015 compensation in the Summary Compensation Table.

(3)     The amounts shown reflect the range of possible MICP annual incentive compensation awards. In October 2014, our Compensation Committee established target MICP annual incentive compensation awards for 2015, expressed as a percentage of each NEO’s 2015 base salary. The percentages are noted in “Target-Award Opportunities”. In February 2015, the Committee approved individual and company performance objectives for the MICP for 2015. The dollar amount shown in the “target” column represents the target award of each NEO for 2015. The amount shown in the “maximum” column represents the maximum amount that could be paid under the MICP for 2015. The amount shown in the “threshold” column represents the amount payable if only the minimum level of company achievement of performance objectives were attained. Please see Part IV – Executive Compensation Elements and Mix — Annual Incentive Compensation” for more information regarding our MICP and the 2013 MICP awards and performance measures.

(4)     The amounts included in the “Grant Date Fair Value of Stock and Option Awards” column represent the fair value on the date of grant. See Footnote No. 2 and 3 to the Summary Compensation Table for information regarding the grant date fair value of these awards.

(5)     Mr. Rowe received a one-time grant with a value of $1,036,717 to reflect the fact that he would serve as Chief Executive Officer in the fourth quarter of 2015.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information about outstanding stock option awards classified as “exercisable” and “unexercisable” as of December 31, 2015, for our two CEOs that served for portions of 2015, our Chief Financial Officer and the two other NEOs, as well as RSU and PRSU awards to the NEOs that were not yet vested as of December 31, 2015.

	Option Awards					Stock Awards
Name	Option Grant Date(1)	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Restricted Stock Units/ Performance Units Grant Date(2)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
R. Scott Rowe	11/06/2009	2,548	0	39.24	2016	01/01/2013	7,101	448,783
	10/20/2010	2,335	0	42.81	2017	10/17/2013	2,667	168,554
	11/16/2011	20,732	0	51.24	2021	01/01/2014	8,656	547,059
	10/18/2012	25,510	0	56.05	2022	10/16/2014	8,685	548,892
	10/17/2013	21,412	10,706	64.97	2023	01/01/2015	18,755	1,185,316
	10/16/2014	22,973	45,944	57.57	2024	10/05/2015	14,864	939,405
	10/14/2015	0	140,981	65.97	2025	10/14/2015	72,154	4,560,133
Jack B. Moore	10/20/2010	212,665	0	42.81	2017	10/18/2012	7,612	481,078
	11/16/2011	176,917	0	51.24	2021	01/01/2013	45,449	2,872,377
	10/18/2012	163,265	0	56.05	2022	10/17/2013	13,954	881,893
	10/17/2013	110,977	57,027	64.97	2023	01/01/2014	45,283	2,861,886
	10/16/2014	65,243	130,484	57.57	2024	10/16/2014	24,665	1,558,828
						01/01/2015	53,266	3,366,411
Charles M. Sledge	11/06/2009	2,548	0	39.24	2016	10/18/2012	2,616	165,331
	10/20/2010	99,900	0	42.81	2017	01/01/2013	15,623	987,374
	11/16/2011	55,286	0	51.24	2021	10/17/2013	4,514	285,285
	10/18/2012	56,122	0	56.05	2022	01/01/2014	14,650	925,880
	10/17/2013	36,236	18,118	64.97	2023	10/16/2014	7,816	493,971
	10/16/2014	20,676	41,350	57.57	2024	01/01/2015	16,880	1,066,816
	10/14/2015	0	47,166	65.97	2025	10/14/2015	24,139	1,525,585
William C. Lemmer	11/06/2009	2,548	0	39.24	2016	10/18/2012	2,022	127,790
	10/20/2010	64,900	0	42.81	2017	01/01/2013	12,071	762,887
	11/16/2011	49,758	0	51.24	2021	10/17/2013	3,488	220,442
	10/18/2012	43,367	0	56.05	2022	01/01/2014	11,320	715,424
	10/17/2013	28,001	14,000	64.97	2023	10/16/2014	6,131	387,479
	10/16/2014	16,219	32,437	57.57	2024	01/01/2015	13,241	836,831
	10/14/2015	0	36,592	65.97	2025	10/14/2015	18,728	1,183,610
						10/18/2012	654	41,333
Steven P. Geiger	10/17/2013	16,471	8,235	64.97	2023	02/04/2013	3,090	195,288
	10/16/2014	11,027	22,053	57.57	2025	06/10/2013	1,605	101,436
	10/14/2015	0	24,879	65.97	2016	10/17/2013	2,052	129,686
						01/01/2014	6,658	420,786
						10/16/2014	4,168	263,418
						01/01/2015	9,002	568,926
						10/14/2015	12,733	804,726
Hunter W. Jones	11/16/2011	11,057	0	51.24	2021	01/01/2013	3,905	246,796
	10/20/2010	7,005	0	42.81	2017
	10/18/2012	14,030	0	56.05	2022	10/17/2013	1,641	103,711
	10/17/2013	13,177	6,588	64.97	2023	01/01/2014	5,326	336,603
	10/16/2014	8,270	16,540	57.57	2024	10/16/2014	2,084	131,709
	10/14/2015	0	18,659	65.97	2025	01/01/2015	6,751	426,663
						10/14/2015	9,549	603,497

–                  For better understanding of this table, we have included separate columns to show the grant date of stock options and restricted stock units/performance units.

–                 Zeroes indicate there are no more unexercisable options available in the award.

(1)           Options awarded prior to 2013 are fully vested. The vesting schedules for the option awards made during or after 2013 are as follows:

Grant Date	Option Vesting Schedule	Remaining Vesting Dates

10/17/2013	One-third vests each year for three years from date of grant	10/17/2016
10/16/2014	One-third vests each year for three years from date of grant	10/16/2016 10/16/2017
10/14/2015	One-third vests each year for three years from date of grant	10/14/2016 10/14/2017 10/14/2018

(2)           The vesting schedules for RSU and PRSU awards are as follows:

Grant Date	RSU Vesting Schedule	Remaining Vesting Dates

10/17/2013	One-third vests each year for three years from date of grant	01/01/2017
10/16/2014	One-third vests each year for three years from date of grant	01/01/2017 01/01/2018
10/14/2015	One-third vests each year for three years from date of grant	01/01/2016 01/01/2017 01/01/2018

Grant Date	PRSU Vesting Schedule	Remaining Vesting Dates
01/01/2014	Vests three years from date of grant (performance-based)	12/31/2016
01/01/2015	Vests three years from date of grant (performance-based)	12/31/2016 12/31/2017

(3)                                 Based on the closing price of our Common Stock as of December 31, 2015 of $63.20, as reported on the New York Stock Exchange.

Option Exercises and Stock Vested

The following table provides additional information about the value realized by the persons named in the Summary Compensation Table on option exercises and stock award vesting during the year ended December 31, 2015.

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

R. Scott Rowe	12,917	879,590	8,448	430,643
Jack B. Moore	360,250	21,592,470	73,497	3,588,222
Charles M. Sledge	59,452	4,050,496	24,947	1,245,940
William C. Lemmer	10,000	703,572	21,997	1,101,181
Steven P. Geiger	-	-	2,632	138,294
Hunter W. Jones	0	0	5,676	294,445

Director Compensation

The compensation program for our non-employee directors has been developed by the Compensation Committee, after consideration of the recommendations and competitive market data provided by FWC, whom the Compensation Committee has retained as its independent compensation consultant. The program has been approved by the full Board. The following sets out the components of the compensation program for our non-employee directors. Employee directors receive no additional compensation for serving on our Board:

Equity Grant Upon Initial Election	$250,000

Annual Board Retainer	$ 50,000

Annual Equity Grant[1]	$250,000

Annual Non-Executive Chairman Retainer	$225,000

Lead Director Retainer	$ 25,000

Annual Committee Chair Retainer:

Audit Committee	$ 20,000

Compensation Committee	$ 15,000

Nominating and Governance Committee	$ 15,000

Board/Committee Meeting Fee	$ 2,500

Telephonic Meeting Fee	$ 1,000

(1)  If a director’s election occurs between annual meetings of stockholders, the value of the annual equity grant upon initial election will be a pro-rata portion of the grant value equal to the remaining balance of the board year (the months until the next annual meeting of stockholders

Equity grants, both the initial and annual, are made in the form of deferred stock units, or DSUs. One quarter of each year’s annual equity grant is earned and vests at the end of each quarter of service as a director during that year. Vested DSUs are payable in Common Stock at the earlier of three years from the grant date or the end of Board tenure, unless electively deferred by the director for a longer period. Directors may elect to receive their Board and Committee Chair retainers in cash or defer them under our Deferred Compensation Plan for Non-Employee Directors. Deferral can be made for such periods of time as selected by the director and can be made into Common Stock or cash, at the director’s election. No above-market interest or preferential earnings, as defined for purposes of the SEC’s disclosure rules applicable to proxy statements, are credited or paid on cash deferrals.

Directors are eligible to use company-leased aircraft for personal travel, provided they reimburse us for the incremental operating cost of any such use. Spouses of directors are invited to our annual off-site Board meeting. Directors are reimbursed by us for the cost of their spouses’ travel to and from that meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table lists the stockholders known by us to have been the beneficial owners of more than 5% of the common stock of Cameron (Common Stock”) outstanding as of December 31, 2015, and entitled to be voted at the Meeting. This information is based on statements filed by the indicated stockholders with the Securities and Exchange Commission (the “SEC”).

Name and Address of Beneficial Owner	Number of Shares of Common Stock	Beneficial Ownership	Percent of Common Stock

The Vanguard Group

100 Vanguard Blvd Malvern, PA 19355	16,467,347	(1)	8.82%

BlackRock, Inc.			6.40%

40 East 52nd Street New York, New York 10022	12,147,825	(2)

State Street Corporation

One Lincoln Street Boston, Massachusetts 02111	9,865,040	(3)	5.20%

(1)

According to a Schedule 13G filed with the SEC by The Vanguard Group, Inc. (“Vanguard”) on February 10, 2016, Vanguard had sole voting power over 351,883 shares of Common Stock, shared voting power over 18,300 shares of Common Stock, sole dispositive power over 16,467,347 shares of Common Stock, and shared dispositive power over 378,264 shares of Common Stock. According to that filing, Vanguard Fiduciary Trust Company, a wholly owned subsidiary of Vanguard, is the beneficial owner of 296,464 shares or 0.15% of the Common Stock outstanding of the Company as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly owned subsidiary of Vanguard, is the beneficial owner of 137,219 shares or 0.07% of Common Stock as a result of its serving as investment manager of Australian investment offerings.

(2)

According to a Schedule 13G filed with the SEC by BlackRock Inc. (“BlackRock”) on February 10, 2016, BlackRock had sole voting power over 10,370,751 shares of Common Stock and sole dispositive power over 12,147,825 shares of Common Stock. According to the filing, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the Common Stock, but no one person’s interest is more than five percent of the total outstanding Common Stock.

(3)

According to a Schedule 13G filed with the SEC by State Street Corporation (“State Street”) on February 12, 2016, State Street had shared voting power and shared dispositive power over 9,865,040 shares of Common Stock.

Security Ownership of Management

The following table sets forth, as of March 2, 2016, unless otherwise noted, the number of shares of Common Stock beneficially owned (as defined by the SEC) by each current director, director nominee, and each executive officer named in the Summary Compensation Table included herein who is not also a director, and by all directors and executive officers as a group.

Directors	Number of Shares of Common Stock Owned	Number of Shares That May Be Acquired By Options Exercisable Within 60 Days(1)	Total	Percent of Class

H. Paulett Eberhart	10,491	0	10,491	*
Peter J. Fluor	83,935	0	83,935	*
Douglas L. Foshee	41,973	0	41,973	*
James T. Hackett	11,719	0	11,719	*
Rodolfo Landim	18,060	0	18,060	*
Jack B. Moore(2)	286,399	579,067	865,466	*
Michael E. Patrick	66,867	0	66,867	*
Timothy J. Probert	4,823	0	4,823	*
Jon Erik Reinhardsen	36,669	0	36,669	*
R. Scott Rowe(2)	136,224	95,510	231,734	*
Brent J. Smolik	6,524	0	6,524	*
Bruce W. Wilkinson	45,209	0	45,209	*

Executive Officers Named in the Summary Compensation Table Other Than Those Listed Above:
Charles M. Sledge(2)	159,555	270,768	430,323	*
William C. Lemmer (2)	107,934	204,793	312,727	*
Steven P. Geiger (2)	21,341	27,498	45,839	*
Hunter W. Jones (2)	51,086	53,539	104,625	*
All directors and executive officers as a group (20 persons, including those named above)	1,149,317	1,297,844	2,447,161	0.012

*                                            Indicates ownership of less than one percent of Common Stock outstanding.

(1)                                  Consists of stock options that are currently exercisable or that will become exercisable on or before May 1, 2016.

(2)                                  Includes shares held in our Retirement Savings Plan as of March 2, 2016.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board is composed entirely of independent directors. None of the members of the Committee during 2015 or as of the date of this Form 10-K/A is or has been an officer or employee of Cameron and no executive officer of Cameron has served on the compensation committee or board of any company that employed any member of our Compensation Committee or the Board.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policy With Respect to Related Party Transactions.  Our Board has adopted a written policy and procedures for the review of any transaction, arrangement or relationship in which Cameron is a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees or 5% or greater stockholders (or their immediate family members) (each, a “related person”) has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship (a “related-person transaction”), the related person must report the proposed transaction and the Board’s Nominating and Governance Committee (for purposes of this Section, the “Committee”) will review, and if appropriate, approve the proposed related-person transaction. Any related-person transaction that is ongoing in nature will be reviewed annually.

A related-person transaction will be considered approved or ratified if it is authorized by the Committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the Committee will review and consider: the approximate dollar value of the amount involved; the related person’s involvement in the negotiation of the terms and conditions, including the price of the transaction; the related person’s interest in the related-person transaction; whether the transaction was undertaken in the ordinary course of our business; whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party; the purpose of, and the potential benefits to us of, the transaction; and any other information regarding the transaction or the related person in the context of the proposed transaction that the Committee determines to be relevant to its decision to either approve or disapprove the transaction.

The Committee will approve or ratify the transaction only if the Committee determines that, under all of the circumstances, the transaction is not inconsistent with Cameron’s best interests.

The Committee may impose any conditions on the related-person transaction that it deems appropriate.

In addition to the transactions that are excluded by the instructions to the SEC’s related-person transaction disclosure requirements, the Board has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related-person transactions for purposes of this policy: 1) interests arising solely from the related person’s position as an executive officer of another entity that is a participant in the transaction, where: (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction, (c) the amount involved in the transaction equals less than the greater of $1 million or 2% of the annual consolidated gross revenues of the other entity that is a party to the transaction, and (d) the amount involved in the transaction equals less than 2% of our company’s annual consolidated gross revenues; and 2) a transaction that is specifically contemplated by provisions of our Certificate of Incorporation or Bylaws, such as a contract of indemnity.

During 2015, there were no Related-Person Transactions.

Director Independence.  Our Board believes that a majority of our directors should be independent, as defined under the standards adopted by the New York Stock Exchange (“NYSE”). The Board makes an annual determination as to the independence of each of the directors. Under the NYSE standards, no director can qualify as independent unless the Board affirmatively determines that the director has no material relationship with our company that might interfere with the exercise of his or her independence from our management.

In evaluating each director’s independence, the Board considers all relevant facts and circumstances in making a determination of independence. In particular, when assessing the materiality of a director’s relationship with our company, the Board considers the issue not merely from the standpoint of the director, but also from the standpoint of persons or organizations with which the director has an affiliation. In its determination of independence, the Board reviewed and considered all relationships and transactions between each director, his or her family members or any business, charity or other entity in which the director has an interest, and Cameron, its affiliates, or any entity in which our senior management has an interest. As a result of this review, and based on the NYSE standards of independence, the Board affirmatively determined that Ms. Eberhart and each of Messrs. Fluor, Foshee, Landim, Patrick, Probert, Reinhardsen, Smolik and Wilkinson are independent from Cameron and its management. In addition, the Board affirmatively determined that each of the members of the Audit Committee is independent under the additional standards for audit committee membership under SEC rules. Mr. Moore and Mr. Rowe are not independent directors, as Mr. Moore is a former Cameron employee and Mr. Rowe is a current Cameron employee.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Firm Fees

The following table sets forth the U.S. dollar equivalent fees billed or to be billed by our principal accounting firm, Ernst & Young LLP, for services rendered for the years ended December 31, 2015 and 2014.

	Year Ended December 31

	2015 ($)	2014 ($)
Audit Fees(1)	6,878,469	8,205,334
Audit-Related Fees:
Benefit plan audits	51,824	207,062
Other	4,000	306,080
	55,824	513,142
Tax Fees:
Tax compliance, consulting and advisory services	1,917,825	1,978,569

TOTAL	8,852,118	10,697,045

(1)    Included within Audit Fees are services for our annual audits of our consolidated financial statements and of our internal control over financial reporting, quarterly reviews and international statutory audits required by various government authorities.

The Audit Committee performs an annual review and approves the scope of services and proposed fees of our principal accounting firm. The Audit Committee concluded that the provision of services, other than audit services, in 2015 was compatible with maintaining the accounting firm’s independence from us.

Pre-Approval Policies and Procedures

An Audit Committee policy requires advance approval of the Committee for all audit and audit-related services as well as tax and other services performed by the independent registered public accountants. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accountant is engaged to perform it. The Audit Committee has delegated to the Chairman of the Audit Committee authority to approve permitted services, provided that the Chairman reports any such decisions to the Audit Committee at its next regular meeting. None of the services related to the Audit-Related Fees or Tax Fees reflected in the table above were approved by the Audit Committee pursuant to the waiver of pre-approval provisions set forth in the applicable rules of the SEC.

PART IV

ITEM 15.  EXHIBITS

31.1* Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2016	CAMERON INTERNATIONAL CORPORATION
(Registrant)

/s/ Charles M. Sledge
By: Charles M. Sledge
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Filed herewith